Form 10-Q
period 2007-03-31
PENNANTPARK INVESTMENT CORP
filed 2007-06-01
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, 10th Floor, New York, New York 10022

(Address of principal executive office)

(212) 307-3280 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 31, 2007 was 21,025,000.

PENNANTPARK INVESTMENT CORPORATION

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		31

PART I—FINANCIAL INFORMATION

This Report on Form 10-Q is not a prospectus and is not intended to be used as a prospectus. We refer you to the Securities and Exchange Commission (“SEC”) website, where you may find a copy of the registration statement on Form N-2 that we used in connection with our initial public offering of commons stock.

In this Report, “PennantPark Investment”, “we”, “us” and “our” refer to PennantPark Investment Corporation unless the context otherwise states.

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. This Report primarily contains information as of March 31, 2007 and accordingly some information differs from our Current Report filed on Form 8-K on April 26, 2007. Please read the section “—Recent Developments” in the “Management Discussion and Analysis of Financial Condition and Results of Operations” for current information regarding events related to our initial public offering.

ITEM 1. FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(UNAUDITED)

March 31, 2007
Assets
Investments, at fair value (cost—$235,936,040)[1]	$235,934,339
Cash and cash equivalents	1,687,267
Interest receivable	390,497
Receivable for investments sold	6,764,375

Total assets	244,776,478

Liabilities
Payable for investments purchased	88,230,749
Unfunded debt investments	7,976,040
Credit facility payable	147,320,007
Accrued organization and other liabilities	283,228

Total liabilities	243,810,024

Net Assets
Common stock, par value $.001 per share, 100,000,000 shares authorized and 80,000 shares issued and outstanding	80
Paid-in capital in excess of par	948,700
Accumulated net realized gain	19,375
Net unrealized depreciation	(1,701)

Total net assets	966,454
Total liabilities and net assets	$244,776,478

Net asset value per share	$12.08

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

[1]	None of our portfolio companies is controlled by, or affiliated with, PennantPark Investment as defined by the Investment Company Act of 1940, as amended (the “1940 Act”).

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

For the period from January 10, 2007 (inception) through March 31, 2007
Investment income
Interest	$772,983

Total investment income	772,983

Expenses
Interest on credit facility	740,975
Organization and other expenses	283,228

Net expenses	1,024,203

Net investment loss	(251,220)

Realized and unrealized gain (loss) on investments
Net realized gain on investments	19,375
Net change in unrealized loss on investments	(1,701)

Net realized and unrealized gain from investments	17,674

Net decrease in net assets resulting from operations	$(233,546)

Earnings per common share	$(2.92)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN ASSETS

(UNAUDITED)

For the period from January 10, 2007 (inception) through March 31, 2007
Increase in net assets from operations
Net investment loss	$(251,220)
Net realized gain on investments	19,375
Net change in unrealized loss on investments	(1,701)

Net decrease in net assets resulting from operations	(233,546)

Dividends and distributions to shareholders	0

Capital share transactions
Issuance of shares of common stock	1,200,000

Net increase in net assets resulting from capital share transactions	1,200,000

Total increase in net assets	966,454
Net assets at beginning of period	0

Net assets at end of period	$966,454

Net asset value per common share	$12.08

Capital share activity
Issuance of shares of common stock	80,000

Net increase in capital share activity	80,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from January 10, 2007 (inception) through March 31, 2007
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(233,546)
Adjustments to reconcile net decrease:
Net change in unrealized appreciation on investments	1,701
Net realized gain on investments	(19,375)
Purchase of investments	(243,686,040)
Proceeds from disposition of investments	7,769,375
Increase in interest receivable	(390,497)
Increase in receivable for investments sold	(6,764,375)
Increase in accrued expenses	283,228
Increase in payables for investments purchased	88,230,749
Increase in unfunded debt investments	7,976,040

Net cash used by operating activities	(146,832,740)

Cash flows from financing activities
Issuance of shares of common stock	1,200,000
Borrowings under credit facility	147,320,007

Net cash provided by financing activities	148,520,007

Net increase in cash and cash equivalents	1,687,267

Cash and cash equivalents, beginning of period	0

Cash and cash equivalents, end of period	$1,687,267

Cash paid for interest	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
1st Lien Bank Debt / Senior Secured Loans
AMERICAN CELLULAR CORP	3/15/2014	TELECOMMUNICATIONS	7.32%	L+200	1,000,000	1,000,000	1,001,875
BROCK HOLDINGS III, INC.	2/26/2014	INDUSTRIAL	7.32%	L+200	3,000,000	3,000,000	3,003,750
BUILDING MATERIALS CORP.	2/22/2014	BUILDING PRODUCTS	8.19%	L+275	997,500	997,500	987,525
BURLINGTON COAT FACTORY WAREHOUSE, INC.	5/28/2013	RETAIL	7.61%	L+225	10,000,000	9,987,500	9,887,500
CENVEO, INC.	6/21/2013	PRINTING	7.10%	L+175	2,000,000	2,000,000	2,001,250
CHARTER COMMUNICATIONS OPERATING LLC	3/6/2014	CABLE TELEVISION	7.35%	L+200	15,000,000	15,000,000	14,934,375
COHR HOLDINGS, INC.	1/31/2013	HEALTH CARE	7.84%	L+250	7,000,000	7,000,000	7,026,250
COVALENCE SPECIALTY MATERIALS CORP	2/16/2013	PACKAGING	7.35%	L+200	5,975,000	5,989,938	5,971,266
DOMTAR, INC.(5)	3/7/2014	PAPER	6.74%	L+137.5	5,000,000	5,000,000	4,987,500
FR BRAND HOLDINGS CORP.	2/7/2014	INFRASTRUCTURE	7.63%	L+225	2,000,000	2,000,000	2,007,500
GATEHOUSE MEDIA OPERATING, INC.	8/28/2014	NEWSPAPERS	7.11%	L+175	7,000,000	7,000,000	6,973,750
GENERAL NUTRITION CENTERS, INC	3/16/2014	RETAIL	7.60%	L+225	6,500,000	6,504,375	6,475,625
GREATWIDE LOGISTICS SERVICES, INC	12/19/2013	LOGISTICS	8.85%	L+350	6,982,500	6,982,500	7,017,413
GREEN VALLEY RANCH GAMING LLC	2/8/2014	GAMING	7.36%	L+200	4,818,182	4,818,182	4,830,227
HANLEY WOOD	3/8/2014	BUSINESS MEDIA	7.59%	L+225	9,000,000	8,999,999	9,000,000
HAWKER BEECHCRAFT, INC.	3/28/2014	AEROSPACE	7.16%	L+200	2,000,000	2,000,000	2,007,500
HEALTH MANAGEMENT ASSOCIATES, INC.	2/28/2014	HEALTH CARE	7.10%	L+175	15,000,000	15,000,000	15,056,250
HUGHES NETWORK SYSTEMS, LLC	4/15/2014	SATELLITES	7.88%	L+250	5000,000	5,000,000	5,000,000
JACUZZI BRANDS, INC.	2/15/2014	CONSUMER	7.60%	L+225	10,000,000	9,999,999	10,012,500
JOURNAL REGISTER CO.	8/12/2012	NEWSPAPERS	6.60%	L+125	5,000,000	4,912,500	4,868,750

CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED

MARCH 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
1st Lien Bank Debt / Senior Secured Loans–(Continued)
KNOLOGY, INC.	6/30/2012	CABLE TELEVISION	7.57%	L+225	3,500,000	3,505,625	3,504,375
LEVEL 3 FINANCING, INC.	3/13/2014	TELECOMMUNICATIONS	7.61%	L+225	2,000,000	2,000,000	2,003,750
LEVLAD, LLC	3/8/2014	COSMETICS	7.61%	L+225	5,000,000	5,000,000	5,018,750
LONGVIEW POWER	2/28/2014	ENERGY	7.58%	L+225	2,666,667	2,666,667	2,680,000
LONGVIEW POWER(4)	2/28/2014	ENERGY	—	—	2,333,333	2,333,333	2,345,000
MACH GEN, LLC	2/22/2013- 2/22/2014	ENERGY	7.36%	L+200	3,997,734	3,998,984	3,990,238
MATTRESS HOLDING CORP.	1/18/2014	RETAIL	7.61%	L+225	4,000,000	3,999,999	4,010,000
MCJUNKIN CORP.	1/31/2014	INDUSTRIAL SERVICES	7.60%	L+225	2,992,500	2,992,500	3,001,852
MEDIANEWS	12/30/2010	NEWSPAPERS	6.58%	L+125	4,832,057	4,813,951	4,807,897
MITCHELL INTERNATIONAL, INC.	3/28/2014	SOFTWARE	7.38%	L+200	4,000,000	4,000,000	4,010,000
NATIONAL BEDDING CO., LLC	8/31/2011	CONSUMER	7.36%	L+200	6,987,501	6,994,988	6,991,868
NATIONAL CINEMEDIA LLC	2/17/2015	ADVERTISING	7.09%	L+175	3,000,000	3,000,000	3,000,000
PENTON MEDIA, INC.	1/31/2014	BUSINESS MEDIA	7.60%	L+225	5,000,000	5,000,000	5,018,750
PHILOSOPHY, INC.	3/23/2014	COSMETICS	7.36%	L+200	1,500,000	1,500,000	1,499,531
PROQUEST CSA LLC	2/9/2014	EDUCATION	8.34%	L+300	1,000,000	1,000,000	1,002,500
READER’S DIGEST ASSOCIATION, INC.	3/2/2014	PERIODICALS	7.33%	L+200	1,000,000	1,000,000	1,000,000
REXNORD CORP.	2/27/2014	INDUSTRIAL	7.58%	L+225	4,937,500	4,937,500	4,965,273
SEMINOLE GAMING	3/15/2014	GAMING	6.88%	L+200	6,319,838	6,319,839	6,335,638
SEMINOLE GAMING(4)	3/15/2014	GAMING	—	—	680,161	680,162	681,861
SITEL LLC	1/30/2014	BUSINESS SERVICES	7.86%	P+150/ L+250	5,000,000	5,000,000	5,025,000
UNIVISION COMMUNICATIONS, INC.	9/29/2014	BROADCASTING	7.61%	L+225	14,093,960	14,093,960	14,085,151
UNIVISION COMMUNICATIONS, INC.(4)	9/29/2014	BROADCASTING	—	—	906,040	906,040	905,474
VALASSIS COMMUNICATIONS, INC.	3/2/2014	CONSUMER MARKETING	7.10%	L+175	11,013,333	11,013,333	10,999,566

CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED

MARCH 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
1st Lien Bank Debt / Senior Secured Loans–(Continued)
Valassis Communications, Inc.(4)	3/2/2014	CONSUMER MARKETING	—	—	2,986,667	2,986,667	2,982,934
Western Refining	6/25/2010	REFINING	7.10%	L+175	12,000,000	12,000,000	12,015,000
Yankee Candle Company, Inc.	2/6/2014	CONSUMER	7.35%	L+200	1,000,000	1,000,000	1,003,125

Total 1st lien bank debt / senior secured loans					$236,020,473	$235,936,040	$235,934,339

Total investments					$236,020,473	$235,936,040	$235,934,339

Liabilities in excess of other assets							$(234,967,885)

Net assets							$966,454

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Reflects dealer quotations as of March 31, 2007.

(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR (London Interbank Offer Rate) (“L”) or Prime Rate (“P”).

(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.

(5)	Canadian investment comprising 2% of total investments.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

1. ORGANIZATION

PennantPark Investment Corporation (“PennantPark Investment”) was organized as a Maryland corporation on January 10, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in middle market companies in the form of mezzanine loans, senior secured loans and equity securities. As of March 31, 2007 PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at an aggregate purchase price of $1,200,000 to PennantPark Investment Advisers, LLC (the “Investment Adviser”) and the purchase of senior secured and mezzanine loans. The consolidated financial statements include the accounts of PennantPark Investment and its wholly owned special purpose subsidiary, Pennant SPV Company, LLC (“Pennant SPV”). PennantPark completed an initial public offering on April 24, 2007. See Note 12 for more information regarding the offering. On May 31, 2007, the board of directors approved a resolution to set September 30th as the fiscal year end of PennantPark Investment. The Company’s first fiscal year will end on September 30, 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)	Security transactions are recorded on a trade-date basis. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the mean between the bid and ask prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to certain private equity securities, each investment will be valued by independent third party valuation firms using methods that may, among other measures and as applicable, include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be a readily available market value for many of the investments which will be in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the board of directors will undertake a multi-step valuation process each quarter, as described below:

(1)	PennantPark Investment’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2)	preliminary valuation conclusions are then documented and discussed with senior management;

(3)	independent valuation firms engaged by the board of directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

(4)	the audit committee of the board of directors reviews the preliminary valuation of the investment adviser and that of the independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)	the board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the investment adviser, the respective independent valuation firms and the audit committee.

The types of factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees which will be associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Dividend income is recognized and recorded on the ex-dividend date.

(e)	As of March 31, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. PennantPark Investment intends to change its tax status by qualifying and electing to be treated as a regulated investment company, or RIC, pursuant to Subchapter M of the Code from and after May 1, 2007. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, PennantPark Investment is in the process of reviewing this standard against its valuation policies to determine future applicability.

(h)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a significant effect on the Company’s consolidated financial position or its results of operations.

(i)	Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury bills (of varying maturities). These temporary investments will be deemed cash equivalents and are included in the Schedule of Investments. U.S. Treasury bills with maturities of greater than 60 days from the time of purchase are marked-to-market consistent with the valuation policy.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, will manage the day-to-day operations of and provide investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser will receive a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee will be calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets. Although the base management fee will be 2.00% of gross assets, the investment adviser agreed to waive a portion of the base management fee such that the base management fee will equal 1.50% from the consummation of the initial public offering through September 30, 2007, 1.75 percent from October 1, 2007 through March 31, 2008, and 2.00% thereafter. For the period from the commencement of operations to the consummation of the initial public offering there were no management fees. For services rendered under the Investment Management Agreement during the period commencing from the closing of the initial public offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Management Agreement after that time, the base management fee will be payable quarterly in arrears. For the first quarter of operations, the base management fee will be calculated based on the initial value of gross assets. Subsequently, the base management fee will be calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter will be appropriately pro rated.

The incentive fee, which commenced with the completion of the initial public offering, will have two parts, as follows:

One part will be calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, will be compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment will pay the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate; (2) 100% of PennantPark Investment’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of PennantPark Investment’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and will equal 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (“PennantPark Administration”) under which PennantPark Administration will provide administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment will reimburse PennantPark Administration for PennantPark Investment’s allocable portion of overhead and other expenses incurred by PennantPark Administration in performing its obligations under the Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses of its chief compliance officer, chief financial officer and their respective staffs. PennantPark Administration will also provide on PennantPark Investment’s behalf managerial assistance to these portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in organizational and other expenses in the consolidated statement of operations.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the initial public offering will be used for organizational, offering and other expenses. Organizational expenses have been treated as expenses as incurred. Offering costs of approximately $900,000 were charged to net assets after the completion of the initial public offering.

5. NET ASSET VALUE PER SHARE

At March 31, 2007, PennantPark Investment’s total net assets and net asset value per share were $966,454 and $12.08, respectively.

6. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted per share net decrease in net assets resulting from operations for the period from inception (January 10, 2007) through March 31, 2007:

Numerator for net (decrease) in net assets per share resulting from operations:	$(233,546)
Denominator for basic and diluted weighted average shares:	80,000
Basic and diluted net (decrease) in net assets per share resulting from operations:	$(2.92)

7. INVESTMENTS

Investments consisted of first lien senior secured bank debt as of March 31, 2007. The table below describes investments by industry classification and enumerates the percentage, by market value, of the total investments in such industries as of March 31, 2007.

Industry Classification	Percentage at Market Value
Health Care	9%
Retail	9%
Cable Television	8%
Consumer	8%
Newspapers	7%
Broadcasting	6%
Business Media	6%
Consumer Marketing	6%
Refining	5%
Gaming	5%
Energy	4%
Industrial	3%
Logistics	3%
Cosmetics	3%
Packaging	3%
Business Services	2%
Satellites	2%
Paper	2%
Software	2%
Telecommunications	1%
Industrial Services	1%
Advertising	1%
Aerospace	1%
Infrastructure	1%
Printing	1%
Education	Less than 1%
Periodicals	Less than 1%
Building Products	Less than 1%

Total Investments	100%

8. TAXES

State and local taxes of $3,171 were accrued and included in organizational and other expenses on PennantPark Investment’s March 31, 2007 statement of operations. Based upon PennantPark Investment’s expected qualification and election to be taxed as a RIC as of its next taxable year end, there is no expected future benefit of net operating losses created by PennantPark Investments through March 31, 2007.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at March 31, 2007.

10. FINANCIAL HIGHLIGHTS

The following is an unaudited schedule of financial highlights for the period from January 10, 2007 (inception) through March 31, 2007:

Per Share Data:
Net asset value, beginning of period	$0
Net investment loss	(3.14)
Net realized and unrealized gain	0.22

Net increase in net assets resulting from operations	(2.92)
Issuance of common stock	15.00

Net asset value, end of period	$12.08

Per share market value at end of period	NA
Total return*	(19.46%)

Shares outstanding at end of period	80,000

Ratio/Supplemental Data:
Net assets at end of period	$966,454
Ratio of net investment loss to average net assets*	(26%)

Ratio of operating expenses to average net assets*	29%
Ratio of credit facility related expenses to average net assets*	75%

Ratio of total expenses to average net assets*	104%

Average debt outstanding	$73,289,516
Average debt per share	$916.12
Portfolio turnover ratio	7%

*	Percentages have not been annualized.

11. CREDIT FACILITY

Pennant SPV, a limited liability company organized under the laws of Delaware and a wholly owned special purpose subsidiary of PennantPark Investment, entered into a senior secured credit facility on February 6, 2007 (the “Credit Agreement”), with Bear Stearns Investment Products Inc., as lender (the “Lender”). Under the terms of the Credit Agreement, as amended on March 26, 2007, the Lender agreed to extend credit to Pennant SPV in an aggregate principal of up to $250 million at any one time outstanding (the

“Credit Facility”). By its terms the Credit Agreement matured on the closing date of the initial public offering on April 24, 2007 (see “—Subsequent Events”). The Credit Facility was secured by liens on substantially all of the assets in Pennant SPV, including its interests in any investments and any cash or cash equivalents held by it from time to time. Pricing under the Credit Facility was set at 175 basis points over applicable LIBOR, as that term is defined in the Credit Facility. As of March 31, 2007, the effective interest rate on the Credit Facility was 7.07%.

The Credit Agreement contained affirmative and restrictive covenants, including: (a) periodic financial reporting and maintenance requirements, (b) compliance with laws, documents and certain eligibility criteria, (c) maintenance of accounts, inspections and records, (d) preservation of security interests and collateral and maintenance of liens, (e) limitations on sales of assets and the use of proceeds therefrom, (f) prohibition of fundamental changes and limitation on conduct of business, (g) limitation on restricted payments, (h) limitations on liens, (i) limitation on purchases of assets, investments and loans, (j) limitations on indebtedness and guarantees, (k) limitation on issuance of additional interests and impairment of rights, (l) security interests and (m) limitation on subsidiaries. Borrowings under the Credit Agreement were subject at all times to compliance with certain eligibility criteria. As of March 31, 2007, Pennant SPV had borrowed $147,320,007, including accrued interest, under the Credit Agreement.

Borrowings under the Credit Agreement were used to finance investments made by PennantPark Investment prior to the closing of the initial public offering. PennantPark Investment caused Pennant SPV to repay the Credit Facility in full upon the completion of such offering.

From time to time, the Lender may provide customary commercial and investment banking services to PennantPark Investment, Pennant SPV and their affiliates.

12. SUBSEQUENT EVENTS

Unregistered Sale of Equity Securities

We completed a private placement of common stock pursuant to Regulation D under the Securities Act of 1933. This private placement of 320,000 shares was made to officers, directors, the investment adviser and managers of the investment adviser, for $15 per share. The private placement was subscribed for on April 16, 2007 and closed on April 24, 2007. No sales load accompanied this offering. Estimated fees for this private placement totaled $28,000, and the total adjusted gross proceeds to us from this offering were approximately $4,772,000. Proceeds were used for working capital.

Completion of Initial Public Offering

On April 19, 2007 we elected to be treated as a business development company under the 1940 Act. Also on April 19, 2007, our registration statement became effective, and we sold 20,000,000 shares of common stock to the underwriters pursuant to an underwriting agreement.

On April 24, 2007 we closed the initial public offering, resulting in net proceeds of approximately $279,628,000 after deducting the underwriters’ discount (sales load) of $19,500,000 and offering expenses of approximately $872,000.

Credit Facility / Use of Proceeds

By its terms, the Credit Facility matured on April 24, 2007, the closing date of the initial public offering. A portion of the proceeds of the initial public offering was used to repay the Credit Facility. Accordingly, we contributed to Pennant SPV Company and Pennant SPV Company delivered to the Lender $221,913,786 on April 24, 2007 in full satisfaction of its obligations under the Credit Facility. We expect to use the remainder of the proceeds of the initial public offering for investments in portfolio companies.

Underwriters Exercised Over-Allotment Option

On May 21, the underwriters of the initial public offering exercised their over-allotment option provided to them under the Underwriting Agreement. The underwriters elected to purchase 625,000 shares of our common stock, par value $.001, for $8,765,625, after deducting the underwriters’ discount of $609,375.

Including the shares sold in the initial public offering, the unregistered sale of equity securities discussed above, the underwriters’ over-allotment purchase and our original capitalization, the net proceeds were approximately $294,365,625.

13. COMMITMENTS AND CONTINGENCIES

From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Unfunded debt investments described in the consolidated statement of assets and liabilities represent unfunded delayed draws on investments in first lien bank debt and/or senior secured loans.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PennantPark Investment Corporation

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation (the “Company”) as of March 31, 2007, including the consolidated schedule of investments and the related consolidated statements of operations, changes in net assets and cash flows for the period from January 10, 2007 (inception) through March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

KPMG LLP

New York, New York

May 31, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report is not a prospectus and is not intended to be used as a prospectus. We refer you to the SEC website, where you may find a copy of the registration statement on Form N-2 that we used in connection with our initial public offering of common stock.

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including without limitation statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in our preliminary prospectus entitled “Risk Factors” and elsewhere.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, Reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

OVERVIEW

PennantPark Investment was incorporated under the Maryland General Corporation Law in January 2007. We are a newly organized, externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. From time to time, we may also invest in public companies that are thinly traded. We anticipate that our portfolio will be comprised of investments in subordinated loans, referred to as mezzanine loans, and senior secured loans made to private U.S. middle market companies. We expect that the companies in which we invest will typically be highly leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in most cases, will not be rated by national rating agencies. If such companies were rated, we believe they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect the debt securities of such companies to range in maturity from three to ten years.

We may also invest in equity securities, such as preferred stock, common stock, warrants or options received in connection with our debt investments or through direct investments. We expect that our investments in mezzanine loans, senior secured loans and other investments will range between $15 million and $50 million each, although this investment size will vary proportionately with the size of our capital base. We expect that it will take more than three months to invest the all of the proceeds of our initial public offering. We anticipate that it may take us up to 12 to 18 months from the closing date of our initial public offering of common stock to invest a substantial portion of the net proceeds in accordance with our investment objectives and up to two years to invest all of the net proceeds in accordance with our investment objectives, in part because privately negotiated investments in illiquid securities or private middle market companies require substantial due diligence and structuring. Until we are able to invest in accordance with our investment objectives, we plan to hold senior secured loans of between $3 and $10 million each. During that period, we expect to have lower interest income and capital gains than we will have after we become fully invested according to our investment objectives.

While our primary focus will be to generate current income and capital appreciation through debt and equity investments in thinly traded or private U.S. companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, private equity or securities of public companies that are not thinly traded and securities of middle market companies located outside of the United States. We expect that these public companies generally will have debt securities that are non-investment grade.

Revenues

We generate revenue in the form of interest income on the debt securities that we own and capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine loans or senior secured loans, typically have a term of five to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount are capitalized, and we amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Expenses

Our primary operating expenses include the payment of investment advisory fees to PennantPark Investment Advisers, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we expect to pay interest expense on any outstanding debt we accrue under a credit facility that we plan to negotiate and execute within the next 12 months. We will bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and investment advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•

all other expenses incurred by either PennantPark Administration or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by PennantPark Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Distribution Policy

Our board of directors will determine the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a regulated investment company, or RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions. For a short period, we may not be a RIC and may be subject to corporate-level income tax.

CONTRACTUAL OBLIGATIONS

We have entered into certain contracts under which we have material future commitments. We and PennantPark Investment Advisers entered into an Interim Management Agreement, dated January 18, 2007, pursuant to which PennantPark Investment Advisers provides investment management services to us. Under the Interim Management Agreement, PennantPark Investment Advisers was reimbursed for expenses and does not receive a management or incentive fee. On April 17, 2007 we entered into an Investment Management Agreement with PennantPark Investment Advisers in accordance with the 1940 Act. PennantPark Investment Advisers now serves as our investment adviser in accordance with the terms of the Investment Management Agreement. Payments under the Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Pursuant to an Administration Agreement, dated April 17, 2007, PennantPark Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, PennantPark Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under the Administration Agreement is based upon our allocable portion of PennantPark Administration’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.

If any of our contractual obligations discussed above is terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Credit Facility

We, through our wholly owned subsidiary, Pennant SPV Company, LLC, established a Credit Facility on February 6, 2007 with the Lender. Under the terms of the Credit Agreement, as amended March 26, 2007, the Lender agreed to extend credit in an aggregate principal of up to $250 million. We used the Credit Facility to finance our initial investments, which, as of March 31, 2007, consisted of approximately $236 million in senior secured bank debt.

The Credit Facility was secured by liens on substantially all of the assets in Pennant SPV, including its interests in any investments and any cash or cash equivalents held by it from time to time. Interest on advances under the Credit Facility was payable quarterly in arrears and charged at one-month LIBOR plus a spread of 1.75%. Any defaulted interest was carried forward and compounded at a default interest rate. From the date we entered into the Credit Facility through March 31, 2007, we accrued approximately $741,000 in interest expense pursuant to the Credit Facility. By its terms, the Credit Facility matured on the earliest to occur of (1) the closing date of an initial public offering or private placement of equity securities by PennantPark Investment, (2) June 30, 2007, (3) the termination date of the Credit Facility by its terms and (4) any other date mutually agreed by the parties. Accordingly, we repaid the Credit Facility on April 24, 2007, the closing date of our initial public offering.

We do not intend to borrow money to fund our investments until such time as we have invested substantially all of the proceeds of our initial public offering, which could occur as early as in the second calendar quarter of 2007. At that time, we may elect to borrow money to fund investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in the best interest of PennantPark Investment and our stockholders. We have not yet decided the extent to which we will finance portfolio investments using debt.

PORTFOLIO AND INVESTMENT ACTIVITY

We anticipate that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We believe there is a large pool of un-invested private equity capital likely to seek mezzanine capital to support private investments. We believe that, when proposing a private investment, private equity funds generally seek to package their equity investments together with senior secured and/or mezzanine loans, which should provide opportunities for us to partner with such funds.

At the end of each fiscal quarter, PennantPark Investment intends to take proactive steps to preserve investment flexibility prospectively for the next quarter, which is assessed based on its total assets at its most recent quarter end. PennantPark Investment will be able to accomplish this in many ways, including by purchasing U.S. Treasury bills and closing out its position on a net cash basis subsequent to quarter end. PennantPark Investment may also utilize repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose and these amounts are excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operation is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

Valuation of Portfolio Investments

As a business development company, we will generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we intend to value investments for which market quotations are readily available at such market quotations. We will obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with the management of our investment adviser;

•	Independent valuation firms engaged by our board of directors will conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

•

The audit committee of our board of directors will review the preliminary valuation of our investment adviser and that of the independent valuation firms and respond and supplement the valuation recommendation of the independent valuation firms to reflect any comments; and

•

The board of directors will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of our investment adviser, the respective independent valuation firms and the audit committee.

Revenue Recognition

We will record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind, or “PIK,” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium will be capitalized, and we will then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination will be recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the period from our organization on January 10, 2007 through March 31, 2007. As of March 31, 2007, we invested approximately $236 million of the borrowings under the Credit Facility in senior secured bank loans. We believe that it may take up to two years to become fully invested in accordance with our investment objectives, in part because privately negotiated investments in illiquid securities or private middle market companies require substantial due diligence and structuring. Until fully invested, we expect that our investment earnings, and hence the return to shareholders, will be lower than after we are fully invested.

Investment Income (Loss)

Investment loss for the period ended March 31, 2006 was $233,546, which consisted of $772,983 in accrued interest from portfolio investments offset by $740,975 in accrued interest under the Credit Facility. As of March 31, 2007, our senior secured debt investments had stated interest rates of between 6.58% and 8.85% and maturity dates of between 39 and 95 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.42%.

Realized Gains on Investments

For the period from inception (January 10, 2007) through March 31, 2007, we realized gains on investments of $19,375.

Operating Expenses

Accrued operating expenses for the period ended March 31, 2007 were $283,228. This amount consisted primarily of professional fees associated with organizing the Company.

There were no Management Fees for the period ended March 31, 2007, as mandated under the Interim Management Agreement.

Net Increase in Stockholders’ Equity from Operations

PennantPark Investment had a net asset value per share on March 31, 2007 of $12.08, resulting from a net decrease in assets in the amount of $233,546 for the period ended March 31, 2007. This decrease was attributable primarily to operating expenses and interest owed on the Credit Facility, as partially offset by interest income from debt investments as our portfolio became increasingly invested using the borrowings under the Credit Facility.

Based on a weighted-average of 80,000 shares outstanding, the net decrease in stockholders’ equity from operations per common share for the period ended March 31, 2007 was $2.92.

LIQUIDITY AND CAPITAL RESOURCES

During the period from January 10, 2007 (inception) through March 31, 2007, cash and cash equivalents increased from $0 to $1,687,267. Cash was provided by financing activities through the issuance of 80,000 shares of common stock and borrowings under the Credit Facility. Cash was used by operating activities through the purchase of investments net of amounts payable for such purchases, and through payment of operating expenses net of amounts accrued as of March 31, 2007. Cash was provided by operating activities through proceeds from dispositions of investments net of amounts receivable for investments sold, and through interest earned on investments net of amounts receivable as of March 31, 2007.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on income, we will be required, under Subchapter M of the U.S. Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. We have not yet declared a dividend.

RECENT DEVELOPMENTS

Unregistered Sale of Equity Securities

We completed a private placement of our common stock pursuant to Regulation D under the Securities Act of 1933. This private placement of 320,000 shares was made to our officers, directors, investment adviser and managers of our investment adviser, for $15 per share. The private placement was subscribed for on April 16, 2007 and closed on April 24, 2007. No sales load accompanied this offering. Estimated fees for this private placement totaled $28,000, and the total adjusted gross proceeds to us from this offering, therefore, were approximately $4,772,000. We used the proceeds for working capital.

Completion of Initial Public Offering

On April 19, 2007 we elected to be treated as a business development company under the 1940 Act. Also on April 19, 2007, our registration statement became effective, and we sold 20,000,000 shares of common stock to the underwriters pursuant to an underwriting agreement.

On April 24, 2007 we closed our initial public offering, resulting in net proceeds to us of approximately $279,628,000 after deducting the underwriters’ discount (sales load) of $19,500,000 and offering expenses of approximately $872,000.

Credit Facility / Use of Proceeds

By its terms, our Credit Facility matured on April 24, 2007, the closing date of our initial public offering. We used a portion of the proceeds of our initial public offering to repay the Credit Facility. Accordingly, we contributed to Pennant SPV Company and Pennant SPV Company delivered to the Lender $221,913,786 on April 24, 2007 in full satisfaction of its obligations under the Credit Facility. We expect to use the remainder of the proceeds of our initial public offering for investments in portfolio companies.

Underwriters Exercised Over-Allotment Option

On May 21, the underwriters of our initial public offering exercised their over-allotment option provided to them under the Underwriting Agreement. The underwriters elected to purchase 625,000 shares of our common stock, par value $.001, for $8,765,625, after deducting the underwriters’ discount of $609,375.

Including the shares sold in the initial public offering, the unregistered sale of equity securities discussed above, the underwriters’ over-allotment purchase and our original capitalization, our net proceeds were approximately $294,365,625.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2007, we were entirely invested in first lien senior secured bank debt.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None of our investment adviser, our administrator or us is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. On January 30, 2007, we received a letter from a company objecting to our use of the name Pennant Investment Corporation. We subsequently changed our name to PennantPark Investment Corporation in order to avoid any confusion with that company. In subsequent correspondence with the counsel to that company, we understand that it has continuing concerns regarding our name. We are working to resolve these concerns amicably and, while we can offer no assurance in this regard, do not believe that this issue will have a material adverse effect on our business or financial condition.

From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

ITEM 1A. RISK FACTORS

As of March 31, 2007, the Risk Factors included in our registration statement on Form N-2 remain substantially unchanged from the disclosure included in the preliminary prospectus released on March 29, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See “–Recent Developments” in the “Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

This Report is not a prospectus and is not intended to be used as a prospectus. We refer you to the Securities and Exchange Commission, or SEC, website, where you may find a copy of the registration statement on Form N-2 that we used in connection with our initial public offering of common stock.

ITEM 6. EXHIBITS.

(a) EXHIBITS

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Exhibit Filing as Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-140092), filed on April 5, 2007).

10.1	Interim Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.2	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.3	Form of Custodian Agreement between the Registrant and LaSalle Bank National Association (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.4	Form of Administration Agreement between the Registrant and PennantPark Investment Administration, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.5	Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.6	Credit Agreement between Registrant and Bear Stearns Investment Products Inc. (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.7	Amendment to Credit Agreement between Registrant and Bear Stearns Investment Products Inc. (Incorporated by reference to the Registrant’s Exhibit Filing as Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-140092), filed on April 5, 2007).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 31, 2007	By:	/s/ Arthur H. Penn
Arthur H. Penn Chief Executive Officer

Date: May 31, 2007	By:	/s/ Aviv Efrat
Aviv Efrat Chief Financial Officer (Principal Accounting and Financial Officer)