Form 10-Q
period 2007-06-30
PENNANTPARK INVESTMENT CORP
filed 2007-08-09
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark	One)
☒	REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 1, 2007 was 21,046,883.

PENNANTPARK INVESTMENT CORPORATION

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “us” and “our” refer to PennantPark Investment Corporation unless the context otherwise states.

ITEM 1. FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(UNAUDITED)

June 30, 2007
Assets
Investments, at fair value (cost—$280,155,544)[1]	$275,043,692
Cash and cash equivalents (cost—$288,111,837)	288,104,949
Receivable for investments sold	13,574,352
Interest receivable	3,030,837
Prepaid expenses and other assets	1,469,254

Total assets	581,223,084

Liabilities
Payable for cash equivalents purchased	281,783,538
Unfunded investments	8,591,972
Interest payable	15,208
Accrued other expenses	1,580,604

Total liabilities	291,971,322

Net Assets
Common stock, par value $.001 per share, 100,000,000 shares authorized and 21,046,883 shares issued and outstanding	21,047
Paid-in capital in excess of par	294,351,807
Undistributed net investment income	12,999
Accumulated net realized loss	(15,351)
Net unrealized depreciation on investments	(5,118,740)

Total net assets	289,251,762

Total liabilities and net assets	$581,223,084

Net asset value per share	$13.74

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]	None of our portfolio companies is controlled by, or affiliated with, PennantPark Investment Corporation as defined by the Investment Company Act of 1940, as amended (the “1940 Act”).

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Quarter Ended June 30, 2007	Period from January 11, 2007 (inception) through June 30, 2007
Investment Income:
Interest	$5,425,279	$6,198,262

Total Investment income	5,425,279	6,198,262

Expenses:
Management fees	1,048,503	1,048,503
Interest and other credit facility expenses	862,433	1,603,408
Administrative services expenses	192,584	192,584
Organizational expenses	—	207,126
Directors’ fees	124,375	124,375
Other general and administrative expenses	151,791	227,893

Total expenses	2,379,686	3,403,889

Net investment income before management fee waiver and income tax	3,045,593	2,794,373
Management fee waiver	262,126	262,126
Income tax expense	(100,000)	(100,000)

Net investment income	3,207,719	2,956,499

Realized and unrealized loss on investments:
Net realized loss on investments	(34,726)	(15,351)
Change in net unrealized depreciation on investments	(5,117,039)	(5,118,740)

Net realized and unrealized loss from investments	(5,151,765)	(5,134,091)

Net decrease in net assets resulting from operations	$(1,944,046)	$(2,177,592)

Earnings per common share	$(.09)	$(.10)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(UNAUDITED)

Period from January 11, 2007 (inception) through June 30, 2007
Increase in net assets from operations:
Net investment income	$2,956,499
Net realized loss on investments	(15,351)
Net change in unrealized depreciation on investments	(5,118,740)

Net decrease in net assets resulting from operations	(2,177,592)

Dividends and distributions to shareholders:	(2,943,500)

Capital share transactions:
Issuance of shares of common stock	315,375,000
Less: Offering costs related to public share offerings	(21,309,375)
Reinvestment of dividends	307,229

Net increase in net assets resulting from capital share transactions	294,372,854

Total increase in net assets	289,251,762

Net Assets:
Beginning of Period	—

End of Period	$289,251,762

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Period from January 11, 2007 (inception) through June 30, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,177,592)
Adjustments to reconcile net decrease in net assets derived from operations:
Change in net unrealized depreciation on investments	5,118,740
Net realized loss on investments	15,351
Purchase of investments	(372,854,779)
Proceeds from disposition of investments	92,676,996
Increase in receivable for investments sold	(13,574,352)
Increase in interest receivable	(3,030,837)
Increase in prepaid expenses and other assets	(297,430)
Increase in payables for cash equivalents purchased	281,783,538
Increase in unfunded investments	8,591,972
Increase in accrued expenses	1,595,812

Net cash used by operating activities	(2,152,580)

Cash flows from financing activities:
Issuance of shares of common stock	315,682,229
Offering costs	(21,309,375)
Capitalized borrowing costs	(1,171,824)
Borrowings under credit facilities	241,913,786
Repayments under credit facilities	(241,913,786)
Distributions to shareholders	(2,943,500)

Net cash provided by financing activities	290,257,530

Net increase in cash and cash equivalents	288,104,949

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$288,104,949

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
SUBORDINATED DEBT/ CORPORATE NOTES – 14.6%

ADVANSTAR COMMUNICATIONS, INC.	11/30/2015	OTHER MEDIA	12.32%*	L+700	14,138,942	14,138,942	14,138,942
AFFINION GROUP, INC.	10/17/2012	CONSUMER PRODUCTS	11.66%*	L+625	10,000,000	10,040,851	9,900,000
REALOGY CORP.	4/15/2015	BUILDINGS & REAL ESTATE	12.38%	—	20,000,000	20,047,225	18,237,500

TOTAL SUBORDINATED DEBT/CORPORATE NOTES					44,138,942	44,227,018	42,276,442

COMMON EQUITY – 1.0%					Shares

VSS-AHC HOLDINGS, L.L.C.	—	OTHER MEDIA	—	—	3,000	3,000,000	3,000,000

TOTAL COMMON EQUITY					3,000	3,000,000	3,000,000

2nd Lien Secured Debt –18.8%					Par
QUESTEX MEDIA GROUP	11/04/2014	OTHER MEDIA	11.86%	L+650	10,000,000	10,000,000	10,012,500
SAINT ACQUISITION CORP.	5/15/2015	TRANSPORTATION	13.11%	L+775	10,000,000	9,927,611	9,412,500
SAINT ACQUISITION CORP.	5/15/2017	TRANSPORTATION	12.50%	—	10,000,000	10,000,000	9,475,000
SPECIALIZED TECHNOLOGY RESOURCES, INC.	11/23/2014	CHEMICAL, PLASTICS & RUBBER	12.32%	L+700	15,000,000	15,000,000	15,000,000
TRANSFIRST HOLDINGS, INC.	6/15/2015	BUSINESS SERVICES	11.30%*	L+600	10,500,000	10,500,000	10,500,000

TOTAL 2ND LIEN SECURED DEBT					55,500,000	55,427,611	54,400,000

1st Lien Secured Debt – 60.6%
BERRY PLASTICS HOLDING CORP.	4/03/2014	CONTAINERS, PACKAGING & GLASS	7.36%	L+200	7,481,250	7,481,250	7,383,059
BURLINGTON COAT FACTORY WAREHOUSE, INC.	5/28/2013	RETAIL STORE	7.61%	L+225	8,000,000	7,990,544	7,860,000

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
CHARTER COMMUNICATIONS OPERATING, L.L.C.	3/6/2014	CABLE TELEVISION	7.35%	L+200	15,000,000	14,992,594	14,803,125
COHR HOLDINGS, INC.	1/31/2013	HEALTHCARE, EDUCATION & CHILDCARE	7.86%	L+250	2,992,500	2,992,500	2,977,537
FR BRAND HOLDINGS, CORP.	2/7/2014	ENERGY & Utilities	7.63%	L+225	1,995,000	1,995,000	1,990,012
GATEHOUSE MEDIA OPERATION, INC.	8/28/2014	MEDIA	7.36%	L+200	7,000,000	7,000,000	6,934,375
GENERAL NUTRITION CENTERS, INC.	3/16/2014	RETAIL STORE	7.60%	L+225	6,500,000	6,504,328	6,390,313
GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	8.85%	L+350	6,965,000	6,965,000	6,816,994
HANLEY WOOD, L.L.C.	3/8/2014	OTHER MEDIA	7.59%	L+225	9,000,000	9,000,000	8,786,250
HAWKER BEECHCRAFT, INC.	3/28/2014	AEROSPACE / DEFENCE	7.36%	L+200	1,995,390	1,995,390	1,985,413
HEALTH MANAGEMENT ASSOCIATES, INC.	2/28/2014	HEALTHCARE, EDUCATION & CHILDCARE	7.11%	L+175	9,975,000	9,975,000	9,962,531
HUGHES NETWORK SYSTEMS, L.L.C.	4/15/2014	TELE- COMMUNICATIONS	7.88%	L+250	5,000,000	5,000,000	4,975,000
JACUZZI BRANDS, INC.	2/15/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLES	7.58%	L+225	10,000,000	10,000,000	9,600,000
LEVEL 3 FINANCING, INC.	3/13/2014	TELE- COMMUNICATIONS	7.61%	L+225	2,000,000	2,000,000	1,995,000
LEVLAD, L.L.C.	3/8/2014	CONSUMER PRODUCTS	7.60%	L+225	4,855,088	4,855,088	4,618,403
LONGVIEW POWER, L.L.C.	2/28/2014	UTILITIES	7.63%	L+225	2,666,667	2,666,667	2,666,667
LONGVIEW POWER , L.L.C.(4)	2/28/2014	UTILITIES	—	—	2,333,333	2,333,333	2,333,333
MACH GEN, L.L.C.	2/22/2013- 2/22/2014	UTILITIES	7.36%	L+200	3,981,875	3,980,556	3,971,920
MATTRESS HOLDING CORP.	1/18/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLES	7.61%	L+225	4,000,000	4,000,000	3,985,000
MCJUNKIN CORP.	1/31/2014	OIL & GAS	7.59%	L+225	2,985,000	2,985,000	2,986,866
MITCHELL INTERNATIONAL, INC.	3/28/2014	BUSINESS SERVICES	7.38%	L+200	4,000,000	4,000,000	3,992,500
NATIONAL BEDDING CO., L.L.C.	8/31/2011	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLES	7.36%	L+200	6,982,500	6,989,926	6,960,680
PENTON MEDIA, INC.	1/31/2014	OTHER MEDIA	7.60%	L+225	5,000,000	5,000,000	4,993,750
PHILOSOPHY, INC.	3/23/2014	CONSUMER PRODUCTS	7.36%	L+200	1,493,333	1,493,333	1,482,133

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS, CONTINUED

JUNE 30, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
1st Lien Secured Debt –(Continued)

PROQUEST CSA, L.L.C.	2/9/2014	EDUCATION	8.33%	L+300	997,500	997,500	995,006
QUESTEX MEDIA GROUP	11/04/2014	OTHER MEDIA	8.36%	L+300	3,508,334	3,508,333	3,512,719
QUESTEX MEDIA GROUP(4)	11/04/2014	OTHER MEDIA	—	—	1,480,834	1,480,833	1,482,684
READERS’ DIGEST ASSOCIATION, INC.	3/2/2014	PRINTING & PUBLISHING	7.36%	L+200	1,000,000	1,000,000	996,875
REXNORD CORP.	2/27/2014	MANUFACTURING/ BASIC INDUSTRIES	7.58%	L+225	4,937,500	4,937,500	4,949,844
SITEL, L.L.C.	1/30/2014	BUSINESS SERVICES	7.82%	L+250	4,867,302	4,867,302	4,867,302
UNIVISION COMMUNICATIONS, INC.	9/29/2014	BROADCASTING & ENTERTAINMENT	7.61%	L+225	14,093,960	14,093,960	13,785,654
UNIVISION COMMUNICATIONS, INC.(4)	9/29/2014	BROADCASTING & ENTERTAINMENT	—	—	906,040	906,040	886,221
VALASSIS COMMUNICATIONS, INC.	3/2/2014	PRINTING & PUBLISHING	7.10%	L+175	7,410,030	7,410,030	7,354,455
VALASSIS COMMUNICATIONS, INC (4)	3/2/2014	PRINTING & PUBLISHING	—	—	2,103,908	2,103,908	2,088,129
WESTERN REFINING, INC.	6/25/2010	OIL & GAS	7.10%	L+175	2,232,143	2,232,143	2,230,748
WESTERN REFINING, INC. (4)	6/25/2010	OIL & GAS	—	—	1,767,857	1,767,857	1,766,752

TOTAL 1st LIEN SECURED DEBT					177,507,344	177,500,915	175,367,250

TOTAL INVESTMENTS						$280,155,544	$275,043,692

Cash Equivalents – 99.5%
U.S. TREASURY BILL	9/27/2007		4.67%	—	$285,000,000	$281,783,538	$281,776,650
MONEY MARKET – MUTUAL FUNDS			—	—	6,328,299	6,328,299	6,328,299

TOTAL CASH EQUIVALENTS – 99.5%					291,328,299	288,111,837	288,104,949

TOTAL INVESTMENTS AND CASH EQUIVALENTS – 194.5%					$568,477,585	$568,267,381	$563,148,641

Liabilities in Excess of Other Assets – (94.5)%							(273,896,879)

Net assets – 100.0%							$289,251,762

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Valued based on accounting policy of the Company. (See Note 2)
(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR (London Interbank Offer Rate) (“L”).
(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.
*	Coupon payable in cash or Payment In Kind.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

1. ORGANIZATION

PennantPark Investment Corporation (“PennantPark Investment” or “Company”) was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in middle market companies in the form of mezzanine loans, senior secured loans and equity securities. As of June 30, 2007 PennantPark Investment had sold and issued 21,046,883 shares of its common stock, with proceeds of $315.7 million. Before the completion of its initial public offering on April 24, 2007, PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at an aggregate purchase price of $1,200,000 to PennantPark Investment Advisers, LLC and the purchase of senior secured and mezzanine loans.

On April 24, 2007 Pennant Park closed its initial public offering, resulting in net proceeds of approximately $279.6 million. Also on April 24, PennantPark closed a private placement of common stock pursuant to Regulation D under the Securities Act of 1933. This private placement of 320,000 shares was made to officers, directors, the investment adviser and managers of the investment adviser, for $15 per share, resulting in net proceeds of approximately $4.8 million. On May 21, the underwriters of the initial public offering exercised their over-allotment option to them under the Underwriting Agreement. The Underwriters elected to purchase 625,000 shares of our common stock, resulting in net proceeds of $8.8 million.

The consolidated financial statements include the accounts of PennantPark Investment and its wholly owned special purpose subsidiary, Pennant SPV Company, LLC (“Pennant SPV”) a Delaware corporation. On April 24, 2007, Pennant SPV transferred all of its assets to PennantPark Investment. On May 31, 2007, the board of directors approved a resolution to set September 30th as the fiscal year end of PennantPark Investment. The Company’s first fiscal year will end on September 30, 2007.

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

The significant accounting policies consistently followed by PennantPark Investment are:

(a)	Security transactions are recorded on a trade-date basis. Investments for which market quotations are readily available are valued at such market quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of the board of directors. Subordinated debt, senior secured debt and other debt securities with maturities greater than 60 days are valued by an independent pricing service or at the bid prices from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). With respect to private equity securities for which there is no readily available market value, each investment is valued by independent third party valuation firms using methods that may, among other measures and as applicable, include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our private equity valuation. Because we expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, we expect to value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the board of directors undertakes a multi-step valuation process each quarter, as described below:

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

(4)	the audit committee of the board of directors reviews the preliminary valuation of the PennantPark Investment Advisers, LLC and that of the independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

(5)	the board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of PennantPark Investment Advisers, LLC, the respective independent valuation firms and the audit committee.

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

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees which will be associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Dividend income is recognized and recorded on the ex-dividend date.

(e)	Before May 1, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. Starting May 1, 2007 PennantPark Investment intends to comply with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Federal, state and local taxes of $100,000 were accrued and included in PennantPark Investment’s statement of operations. Based upon PennantPark Investment’s qualification and election to be subject to tax as RIC as of its next taxable year-end, we do not anticipate any taxes in the future. These is no expected future benefit of net operating losses created by PennantPark Investments generated during the period May 1, 2007 through June 30, 2007. The Company shall recognize in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, PennantPark Investment is in the process of reviewing this standard against its valuation policies to determine future applicability.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with the PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (See Note 9). Although the base management fee is 2.00% of gross assets, the Investment Adviser has agreed to waive a portion of the base management fee such that the base management fee will equal 1.50% from the consummation of the initial public offering through September 30, 2007; 1.75 percent from October 1, 2007 through March 31, 2008; and 2.00% thereafter. For the period from the commencement of operations to the consummation of the initial public offering there were no management fees. For services rendered under the Investment Management Agreement during the period commencing from the closing of the initial public offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Management Agreement after that time, the base management fee will be payable quarterly in arrears. For the first quarter of operations, the base management fee was calculated based on the initial value of gross assets. Subsequently, the base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro rated.

For the period from the consummation of the initial public offering to June 30, 2007, the Investment Adviser received $786,377 in base management fee.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment pays the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate; (2) 100% of PennantPark Investment’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of PennantPark Investment’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in other expenses in the consolidated statement of operations.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21,309,375 were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On June 30, 2007, PennantPark Investment’s total net assets and net asset value per share were $289,251,762 and $13.74, respectively.

6. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted per share net decrease in net assets resulting from operations:

	Quarter Ended June 30, 2007	Period from January 11, 2007 (inception) through June 30, 2007
Numerator for net (decrease) in net assets per share resulting from operations:	$(1,944,046)	$(2,177,592)
Denominator for basic and diluted weighted average shares:	21,046,883	21,046,883
Basic and diluted net (decrease) in net assets per share resulting from operations:	$(0.09)	$(0.10)

7. INVESTMENTS

Investments consisted of 1st lien secured debt, 2nd lien secured debt, subordinated debt, and common equity as of June 30, 2007. The table below describes investments by industry classification and enumerates the percentage, by market value, of the total investments in such industries as of June 30, 2007.

Industry Classification	Percentage at Market Value
Other Media	17%
Buildings & Real Estate	7%
Business Services	7%
Home & Office Furnishings, Housewares, & Durable Consumer Products	7%
Transportation	7%
Consumer Products	6%
Broadcasting & Entertainment	5%
Cable Television	5%
Chemical, Plastics & Rubber	5%
Healthcare, Education & Childcare	5%
Retail Store	5%
Printing & Publishing	4%
Containers, Packaging & Glass	3%
Media	3%
Telecommunications	3%
Utilities	3%
Cargo Transport	2%
Manufacturing / Basic Industries	2%
Oil & Gas	2%
Aerospace / Defense	1%
Energy / Utilities	1%
Education	Less than 1%

Total Investments	100%

8. TAXES

For the period from inception through April 30, 2007, the Company was taxed as a corporation, as such, federal, state and local taxes of $100,000 were accrued and included in PennantPark Investment’s statement of operations. Based upon PennantPark Investment’s expected qualification and election to be subject to tax as RIC as of its next taxable year-end, we do not anticipate any taxes in the future. There is no expected future benefit of net operating losses created by PennantPark Investments generated during the period May 1, 2007 through June 30, 2007.

9. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury bills (of varying maturities), repurchase agreements and money markets. These temporary investments with maturities of 90 days or less will be deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment typically takes proactive steps to preserve investment flexibility in the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury bills and closing out its positions on a net cash basis after quarter-end or by utilizing repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose. These amounts are excluded from total assets for purposes of computing the asset base upon which the management fee is determined. U.S. Treasury bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

10. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at June 30, 2007.

11. FINANCIAL HIGHLIGHTS

The following is an unaudited schedule of financial highlights for the period from January 11, 2007 (inception) through June 30, 2007:

Per Share Data:
Net asset value, beginning of period	$0.00
Net investment income	0.14
Net realized and unrealized gain	(0.24)

Net decrease in net assets resulting from operations	(0.10)
Distributions to shareholders(1)	(0.14)
Offering costs related to public offerings	(1.02)

Issuance of common stock	15.00

Net asset value, end of period	$13.74

Per share market value at end of period	$14.04
Total return(2)*	(5.47)%

Shares outstanding at end of period	21,046,883

Ratio/Supplemental Data:
Net assets at end of period	$289,251,762
Ratio of net investment income to average net assets*	1.02%
Ratio of operating expenses before management fee waiver to average net assets*	0.65%
Ratio of operating expenses after management fee waiver to average net assets*	0.57%
Ratio of credit facility related expenses to average net assets*	0.55%

Ratio of total expenses to average net assets*	1.12%
Average debt outstanding (3)	$447,761
Average debt per share (3)	$0.02
Portfolio turnover ratio*	47.3%

*	Percentages have not been annualized.
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective reporting periods based on stock issuance price of $15.00. It also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Since completion of initial public offering on April 24, 2007.

12. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of June 30, we did not have any outstanding borrowing under the Credit Agreement.

Under the Credit Agreement, the lenders agreed to extend credit to PennantPark Investment in an initial aggregate principal or face amount not exceeding $300,000,000 at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of the assets in PennantPark Investment’s portfolio. Pricing is set at 100 basis points over LIBOR.

The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark and its subsidiaries after the closing date of the Credit Agreement, (c) maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0, (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments (other than PennantPark Investment’s portfolio investments and certain other ordinary course investments), (i) limitations on payments and distributions (other than distributions to PennantPark Investment’s shareholders as contemplated to maintain Regulated Investment Company status), (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by PennantPark Investment’s investment objectives, and (l) limitations on the creation or existence of agreements that prohibit liens on properties of PennantPark Investment and its subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio. See our Credit Agreement, Exhibit 10.5, to this Report (incorporated by reference), for the definitions of capitalized terms used by us relating to the Credit Agreement but not defined in this note. The Credit Agreement will be used to supplement our equity capital to make additional portfolio investments and for other general corporate purposes.

Separately, Pennant SPV entered into a senior secured credit facility on February 6, 2007 with Bear Stearns Investment Products Inc., as lender. Under the terms of this credit agreement, as amended on March 26, 2007, Bear Stearns Investment Products Inc. agreed to extend credit to Pennant SPV in an aggregate principal of up to $250 million at any one time outstanding. Borrowings under this credit agreement were used to finance investments made by PennantPark Investment prior to the closing of the initial public offering. By its terms this credit agreement matured on the closing date of the initial public offering on April 24, 2007, and accordingly PennantPark Investment caused Pennant SPV to repay the credit facility with Bear Stearns Investment Products Inc. in full.

13. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

Unfunded debt investments described in the consolidated statement of assets and liabilities represent unfunded delayed draws on investments in 1st lien secured debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

PennantPark Investment Corporation

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation (the “Company”) as of June 30, 2007, including the consolidated schedule of investments and the related consolidated statements of operations, changes in net assets and cash flows for the quarter ended June 30, 2007 and for the period from January 11, 2007 (inception) through June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

New York, New York

August 1, 2007

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

OVERVIEW

PennantPark Investment was incorporated under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

We may also invest in equity securities, such as preferred stock, common stock, warrants or options received in connection with our debt investments or through direct investments. We expect that our investments in mezzanine loans, senior secured loans and other investments will range between $10 million and $50 million each, although this investment size will vary proportionately with the size of our capital base. While we have invested substantially all of the proceeds of our initial public offering, we anticipate that it may take us up to 12 to 18 months from the closing date of our initial public offering to invest a substantial portion of the net proceeds in accordance with our investment objectives and up to two years to invest all of the net proceeds in accordance with our investment objectives, in part because privately negotiated investments in illiquid securities or private middle market companies require substantial due diligence and structuring. Until we are able to invest in accordance with our investment objectives, we plan to hold senior secured loans of between $3 and $10 million each. During that period, we expect to have lower interest income and capital gains than we will have after we become fully invested according to our investment objectives.

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

Expenses

Our primary operating expenses include the payment of investment advisory fees to our Investment Adviser, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We will bear all other costs and expenses of our operations and transactions, including (without limitation):

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

•

all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Distribution Policy

Our board of directors determines the timing and amount, if any, of our distributions. We intend to pay distributions on a quarterly basis. In order to avoid corporate-level tax on the income we distribute as a regulated investment company, or RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis out of the assets legally available for such distributions. In addition, we also intend to distribute any realized net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) at least annually out of the assets legally available for such distributions.

CONTRACTUAL OBLIGATIONS

We have entered into certain contracts under which we have material future commitments. We and PennantPark Investment Advisers entered into an Interim Management Agreement, dated January 18, 2007, pursuant to which PennantPark Investment Advisers provided investment management services to us prior to our initial public offering. Under the Interim Management Agreement, PennantPark Investment Advisers was reimbursed for expenses and did not receive a management or incentive fee. On April 17, 2007 we entered into an Investment Management Agreement with PennantPark Investment Advisers in accordance with the 1940 Act, effective as of the completion of our initial public offering. PennantPark Investment Advisers now serves as our investment adviser in accordance with the terms of the Investment Management Agreement. Payments under the Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 within our financial statements for more information.

Pursuant to an Administration Agreement, dated April 17, 2007, the PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under the Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staff.

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

Credit Facility

On June 25, 2007, we entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of June 30, we did not borrow under the Credit Agreement.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300,000,000 at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum shareholders’ equity, (c) maintenance of a ratio of our total assets (less total liabilities other than indebtedness) to our total indebtedness, (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments (other than our portfolio investments and certain other ordinary course investments), (i) limitations on payments and distributions (other than distributions to our shareholders as contemplated to maintain Regulated Investment Company status), (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by our investment objectives, and (l) limitations on the creation or existence of agreements that prohibit liens on our properties and our subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Credit Agreement will be used to supplement our equity capital to make additional portfolio investments and for other corporate purposes.

Separately, Pennant SPV entered into a senior secured credit facility on February 6, 2007 with Bear Stearns Investment Products Inc., as lender. Under the terms of this credit agreement, as amended on March 26, 2007, Bear Stearns Investment Products Inc. agreed to extend credit to Pennant SPV in an aggregate principal of up to $250 million at any one time outstanding. Borrowings under this credit agreement were used to finance investments made by PennantPark Investment prior to the closing of the initial public offering. By its terms this credit agreement matured on the closing date of the initial public offering on April 24, 2007, and accordingly PennantPark Investment caused Pennant SPV to repay the credit facility with Bear Stearns Investment Products Inc. in full.

PORTFOLIO AND INVESTMENT ACTIVITY

Since the closing of our initial public offering on April 24, 2007, we completed our first quarter of operations on June 30, 2007 with our portfolio invested $42.2 million in subordinated debt, $54.4 million in 2nd lien secured debt, $3.0 million in common equity and $175.4 million in 1st lien secured debt. Our core portfolio of subordinated debt, 2nd lien secured debt and common equity totals $99.7 million and consists of investments in seven different companies with an average investment size of $14 million per company. The weighted average yield on our subordinated debt and 2nd lien secured portfolio was 12.2%. Our 1st lien secured portfolio totals $175.4 million and consists of 30 different companies with an average investment size of $6 million. The weighted average yield on the 1st lien investments was 7.6%. The portfolio had unrealized depreciation of $5.1 million due to softness in the overall leveraged finance credit market.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity securities of middle market companies. Under procedures established by our board of directors, we intend to value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the bid prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent valuation advisers, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there are not always readily available markets for many of the investments in our portfolio, we value certain of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the management of our investment adviser;

•	Independent valuation firms engaged by our board of directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

•

The audit committee of our board of directors reviews the preliminary valuation of our investment adviser and that of the independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firms to reflect any comments; and

•

The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment adviser, the respective independent valuation firms and the audit committee.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind, or “PIK,” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

RESULTS OF OPERATIONS

Set forth below are the results of operations for this quarter and from our organization on January 11, 2007.

Investment Income

Gross investment income totaled $5,425,279 and $6,198,262 for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively. The investment income was generated primarily from 1st lien secured debt investments which had stated interest rates between 7.1% and 8.9%, and weighted average yield of 7.6%. Our 2nd lien secured debt investments had stated interest rates between 11.3% and 13.1% and weighted average yield of 12.2%. Our corporate notes/subordinated debt investments had stated interest rates between 11.7% and 12.4% and weighted average yield of 12.2%. Our total portfolio had a weighted average yield on debt investments of 9.3%.

Expenses

Net expenses (including income tax) totaled $2,217,560 and $3,241,763 for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively. Of these totals $862,433 and $1,603,408 were for interest and other credit facility expenses for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively. In addition, of these totals $23,898 and $307,126 were for non-recurring, primarily legal and corporate tax expenses for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively. Expenses net of management fee, interest and other credit facility and non-recurring expenses totaled $544,852 for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007.

Net Investment Income

The Company’s net investment income totaled $3,207,719 and $2,956,499 or $0.15 and $0.14 cents per share, for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively.

Net Realized Gains/Losses on Investments

The Company had long-term investment sales totaling $84,608,537 and $92,676,996 for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively. Net realized losses totaled $34,726 and $15,351 for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively.

Net Unrealized Depreciation on Investments

On June 30, 2007 unrealized depreciation totaled $5,118,740 due to softness in the overall levereged finance credit market.

Net Increase in Net Assets From Operations

The Company’s net decrease in net assets resulting from operations totaled $1,944,046 and $2,177,592 for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively, or $0.09 and $0.10 cents per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the period from January 11, 2007 (inception) through June 30, 2007, cash and cash equivalents increased from $0 to $288,104,949. Cash and cash equivalents were provided through the issuance of 21,046,883 shares of common stock, investment sales and interest on investments and cash equivalents. Cash and cash equivalents were used for investment purchases, distribution to shareholders and other general corporate purposes.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on income, we will be required, under Subchapter M of the U.S. Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. On June 29, 2007 we made our first shareholder distribution of $0.14 per share, for a total dividend of $2,943,500. Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year.

Of the amount distributed on June 29, 2007, $307,229 was reinvested under our dividend reinvestment plan.

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

On April 24, 2007 we closed our initial public offering, resulting in net proceeds to us of approximately $279,628,000 after deducting the underwriters’ discount (sales load) of $19,500,000 and offering expenses of approximately $1,172,000.

Credit Agreement / Credit Facility / Use of Proceeds

On June 25, 2007 we entered into a Credit Agreement among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of June 30, we did not borrow under the Credit Agreement. Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300,000,000 at any one time outstanding. We intend to use the borrowings under the Credit Agreement to supplement our equity capital to make additional portfolio investments on a cost effective basis.

By its terms, our credit facility of February 6, 2007 with Bear Stearns Investment Products, Inc. matured on April 24, 2007, the closing date of our initial public offering. We used a portion of the proceeds of our initial public offering to repay the current credit facility. Accordingly, we contributed to Pennant SPV Company and Pennant SPV Company delivered to the Lender $221,913,786 (including $1,583,621 for interest) on April 24, 2007 in full satisfaction of its obligations under the credit facility. We expect to use the remainder of the proceeds of our initial public offering for investments in portfolio companies.

Underwriters Exercised Over-Allotment Option

On May 21, the underwriters of our initial public offering exercised their over-allotment option provided to them under the Underwriting Agreement. The underwriters elected to purchase 625,000 shares of our common stock, par value $.001, for $8,765,625, after deducting the underwriters’ discount of $609,375.

Including the shares sold in the initial public offering, the unregistered sale of equity securities discussed above, the underwriters’ over-allotment purchase and our original capitalization, our net proceeds were approximately $294,065,625.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2007, we were invested in 1st lien secured debt, 2nd lien secured debt, subordinated debt, PIK bonds, common equity and cash equivalents.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of June 30, 2007, the Risk Factors included in our registration statement on Form N-2 remain substantially unchanged from the disclosure included in our preliminary prospectus released on March 29, 2007.

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

ITEM 6. EXHIBITS.

(a) EXHIBITS

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Exhibit Filing as Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-140092), filed on April 5, 2007).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.2	Form of Custodian Agreement between the Registrant and LaSalle Bank National Association (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to the Registrant’s Form 8-K Exhibit 99-2 (File No. 814-00736)), filed on June 28, 2007).

10.4	Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibits 99.2 (File No. 814-00736), filed on June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 9, 2007	By:	/s/ Arthur H. Penn
Arthur H. Penn Chief Executive Officer

Date: August 9, 2007	By:	/s/ Aviv Efrat
Aviv Efrat Chief Financial Officer (Principal Accounting and Financial Officer)