Form 10-K
period 2007-09-30
PENNANTPARK INVESTMENT CORP
filed 2007-12-13
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212)-905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐.                    Accelerated filer  ☐.                    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2007 based on the closing price on that date of $13.40 on the NASDAQ Global Select Market was $276,893,337. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,068,772 shares of the Registrant’s common stock outstanding as of November 30, 2007.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

PART I

Item 1.	Business

PENNANTPARK INVESTMENT CORPORATION

PennantPark Investment Corporation (“PennantPark Investment”, “we”, “our” or “us”), a Maryland corporation organized on January 11, 2007, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and, to a lesser extent, equity investments. From time to time, we may also invest in public companies that are thinly traded.

The companies in which we invest are typically highly leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. We expect that our investments in mezzanine debt, senior secured loans and other investments will range between $10 million and $50 million each, although this investment size will vary proportionately with the size of our capital base.

During 2007, PennantPark Investment completed an initial public offering and a private placement of common stock, which raised gross proceeds of $315.4 million after exercise of the underwriters’ over-allotment option. Prior to the initial public offering, we purchased approximately $250 million of senior secured loans, enabling us to generate an immediate dividend yield for our stockholders. On June 25, 2007, we closed on a $300 million, five-year credit facility priced at 100 basis points over the London Interbank Offered Rate, or LIBOR.

For the quarter ended June 30, 2007, we purchased $102.7 million of subordinated debt, second lien secured debt and equity investments, which we consider to be our core assets by value and investment focus (our “core assets”). The subordinated debt and second lien secured debt purchased during the quarter had an average yield of 12.2%.

The overall leveraged finance credit market experienced a substantial downturn during the summer of 2007, which resulted in unrealized depreciation of our existing portfolio, slowing of new investment activity and an improved risk/reward environment for new investments.

For the quarter ended September 30, 2007, we purchased $41.3 million of core assets. The subordinated debt and second lien secured debt purchased during the quarter had an average yield of 15.2%. For the period April 24, 2007 to September 30, 2007, we purchased $144.4 million of core assets, with an overall average yield of 13.0% on subordinated debt and second lien secured debt.

We did not experience any compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell loans from our senior secured loans, which totaled $158.9 million, and availability under our credit facility.

We completed our first fiscal year on September 30, 2007 with our portfolio invested $57.3 million in subordinated debt, $67.8 million in second lien secured debt, $7.0 million in equity investments and $158.9 million in senior secured loans. On September 30, 2007, our core assets totaled $132.1 million and consisted of investments in eight different companies with an average investment size of $16.5 million per company and a weighted average yield of 13.0% on the debt investments. Our senior secured loan portfolio at September 30, 2007 totaled $158.9 million and consisted of 30 different companies with an average investment size of $5.3 million, and a weighted average yield of 7.5%. The overall portfolio had unrealized depreciation of $23.9 million due to recent erosion in the market prices of leveraged finance instruments. At September 30, 2007, our portfolio consisted of 38 companies and was invested 20% in subordinated debt, 23% in second lien secured debt, 2% in equity investments and 55% in senior secured loans.

We anticipate that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for our types of investments. Depending on these factors and owing to the substantial due diligence and structuring involved in negotiated investments in illiquid securities, we anticipate that it may take up to two years from the date of our initial public offering to invest all of our assets in accordance with our investment objectives. We will consider selling senior secured loans and/or drawing on our credit facility for liquidity purposes.

Information Available

Our address is 590 Madison Avenue, 15th Floor, New York, NY 10022. Our phone number is (212) 905-1000, and our internet address is www.pennantpark.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Operating Structure

Our investment activities are managed by PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”) and supervised by our board of directors, a majority of whom are independent of us and our Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our adjusted gross assets as well as an incentive fee based on our investment performance. See “Business-Investment Management Agreement.”

We have also entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”). Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. See “Business-Administration Agreement.”

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

Our Investment Adviser and Investment Administrator

We utilize the investing experience and contacts of Arthur H. Penn, the founder of PennantPark Investment Corporation and PennantPark Investment Advisers, as well as the other investment professionals of the Investment Adviser. Mr. Penn has over 21 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. He has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in each of these businesses. Mr. Penn is a Co-founder and former Managing Partner of Apollo Investment Management, which is the investment adviser of Apollo Investment Corporation, a publicly traded business development company. Mr. Penn served as the Chief Operating Officer and a member of the investment committee of Apollo Investment from its inception in April 2004 through February 2006 and was its President and Chief Operating Officer from February 2006 through November 30, 2006.

During the period in which Mr. Penn was the Chief Operating Officer, Apollo Investment Corporation raised approximately $930 million of gross proceeds in an initial public offering in April 2004 and raised an additional $308 million in a follow-on offering of public equity in March 2006. Mr. Penn supervised the negotiation and execution of a senior secured credit facility with a syndicate of banks which, as amended, provides for borrowings up to $2.0 billion. During Mr. Penn’s tenure with Apollo Investment Corporation, it invested approximately $2.8 billion in 73 companies in partnership with 54 different financial sponsors.

During Mr. Penn’s career in the financial services industry, he also served as Managing Partner of Apollo Value Fund L.P. (formerly Apollo Distressed Investment Fund, L.P.) from 2003 through November 2006. Mr. Penn previously served as Global Head of Leveraged Finance at UBS Warburg LLC (now UBS Securities LLC) from 1999 through 2001. Prior to joining UBS Warburg, Mr. Penn was Global Head of Fixed Income Capital markets for BT Securities and BT Alex Brown Incorporated from 1994 to 1999. In these capacities, Mr. Penn oversaw groups responsible for more than 200 high-yield and leveraged bank financings aggregating over $34 billion in capital raised. From 1992 to 1994, Mr. Penn served as Head of High Yield Capital Markets at Lehman Brothers.

Over his 21-year career in the financial services industry, Mr. Penn has developed a network of financial sponsor relationships as well as relationships with management teams, investment bankers, attorneys and accountants that we believe will provide us with access to substantial investment opportunities.

Our Investment Adviser has three experienced investment professionals, in addition to Mr. Penn, who are also partners. These professionals, Geoffrey Chang, Salvatore Giannetti III and Whit Williams, have a combined 44 years of experience in the mezzanine, private equity and leveraged finance businesses. Mr. Chang was previously a founding member and Principal of Audax Mezzanine from 2000 through 2007 and, prior to that was a Director in the Leveraged Finance Group at CIBC World Markets Corp. Mr. Giannetti previously served as Partner in the private equity firm of Wilton Ivy Partners from 2004 through 2007. Prior to joining Wilton Ivy Partners, he was a Managing Director at UBS Warburg LLC in its Leveraged Finance and Financial Sponsors Groups from March 2000 to November 2001. Mr. Williams was an officer at UBS Investment Bank from 1996 to March 2007, most recently as a Managing Director in its Leveraged Finance and Financial Sponsors Group. They are supported by a team of employees, including three investment professionals who have experience in middle-market investing, leveraged finance and capital markets.

Aviv Efrat serves as our Chief Financial Officer and Treasurer. Mr. Efrat, who is also a Managing Director of the Administrator, has extensive experience in finance, operations, and administration of registered investment companies, having served for a decade as a Director at BlackRock, Inc., a leading investment firm. Matthew Hardin, who serves as our Chief Compliance Officer, has over 20 years of regulatory compliance and securities law experience in the financial services industry, having served as Corporate and General Counsel with various organizations and as an enforcement attorney with the SEC.

In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the SEC. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. See “Risk Factors-Risks Related to our Business and Structure”

MARKET OPPORTUNITY

We believe there is a large pool of un-invested private equity capital likely to seek mezzanine capital to support private investments. We believe that, when proposing a private investment, private equity funds generally seek to package their equity investments together with senior secured loans and/or mezzanine debt, which should provide opportunities for us to partner with such funds. We believe that this opportunity may be complemented by a reduction in the amount of debt capital available for lending in leveraged buyout transactions since the downturn in the credit markets in the summer months of 2007.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers in middle-market companies:

Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet our value-oriented investment criteria employed by the Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We do not intend to pursue short-term origination targets. We believe our approach will enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Business-Investment Process-Investment Selection” and “Business-Investment Process-Due Diligence.”

Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network

The management team of the Investment Adviser has long-term relationships with financial sponsors, management consultants and management teams that we believe enable us to evaluate investment opportunities effectively in numerous industries, as well as provide us access to substantial information concerning those industries. We identify potential investments both through active origination and through dialogue with numerous financial sponsors, management teams, members of the financial community and corporate partners with whom professionals of our Investment Adviser have long-term relationships.

Flexible Transaction Structuring

Our Investment Adviser seeks to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, we seek to invest in companies that we believe can generate positive risk-adjusted returns.

We expect that the in-depth coverage and experience of Mr. Penn, as well as that of the other investment professionals of our Investment Adviser, will enable us to invest throughout various stages of the economic cycle and will provide us with ongoing market insights in addition to a significant investment sourcing engine.

Longer Investment Horizon with Attractive Publicly Traded Model

Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that funds raised by a private equity or venture capital fund, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after a pre-agreed time period. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles enables us to generate returns on invested capital and to be a better long-term partner for our portfolio companies.

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies, and to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. However, we believe that there has been a reduction in the amount of debt capital available for lending in leveraged buyout transactions since the downturn in the credit markets in the summer months of 2007. This has resulted in a less competitive environment.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.

We use the industry information available to our Investment Adviser to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We benefit from the relationships of Messrs. Penn, Chang, Giannetti and Williams, and other of our senior investment professionals retained by our Investment Adviser, who enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. For additional information concerning the competitive risks we face, see “Risk Factors-Risks relating to our business and structure-We operate in a highly competitive market for investment opportunities.”

INVESTMENT PROCESS

Investment Overview

PennantPark Investment seeks to create a diversified portfolio that includes mezzanine debt, senior secured loans and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist of mezzanine debt, senior secured loans and, to a lesser extent, equity investments. In addition to mezzanine debt and equity investments in private or thinly traded public middle-market U.S. companies, we may invest up to 30% of our portfolio in opportunistic investments. These investments may include investments in public companies whose securities are not thinly traded, securities of middle-market companies located outside of the U.S. and investment companies as defined in the Investment Company Act of 1940. We expect that these companies will generally issue debt securities that are not investment grade. Moreover, we may acquire investments in the secondary market. In analyzing such investments, we will employ the same analytical process as we use for our primary investments.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include sales of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. See “Business-Investment Process-Investment selection.”

Mezzanine Debt

Structurally, mezzanine debt (which includes second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured loans. Our second lien secured debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structure. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally earns a higher return than senior secured loans. In many cases mezzanine investors receive opportunities to invest directly in the equity investments of borrowers and from time to time may also receive warrants to purchase equity investments. We evaluate these investment opportunities on a case-by-case basis.

Our Portfolio

Our principal investment focus is to provide mezzanine debt and senior secured loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our Investment Adviser has direct expertise. The following is a representative list of the industries in which we have invested:

•        Aerospace/Defense

•        Broadcasting & Entertainment

•        Buildings & Real Estate

•        Business Services

•        Cable TV

•        Cargo Transport

•        Chemical, Plastics, & Rubber

•        Containers, Packaging, & Glass

•        Consumer Products

•        Education

•        Energy/Utilities

•        Healthcare, Education & Childcare

•        Home & Office Furnishings, Housewares, Durable Consumer Products

•        Leisure, Amusement, Motion Pictures, Entertainment

•        Manufacturing/Basic Industry

•        Media

•        Oil & Gas

•        Other Media

•        Printing & Publishing

•        Retail Store

•        Telecommunications

•        Transportation

•        Utilities

We may invest in other industries if we are presented with attractive opportunities.

Listed below are our top ten portfolio companies and industries represented as percentage of portfolio assets (excluding cash equivalents) as of September 30, 2007:

Portfolio Company	Percentage of Market Value
Realogy Corp.	7%
Saint Acquisition Corp.	7%
Advanstar, Inc.	6%
Affinion Group Holding, Inc.	6%
Performance Holdings, Inc.	6%
Specialized Technology Resources, Inc.	6%
Charter Communications Operating, L.L.C.	5%
Questex Media Group, Inc.	5%
Univision Communications, Inc.	5%
TransFirst Holdings, Inc.	4%

Industry	Percentage of Market Value
Other Media	15%
Consumer Products	8%
Buildings & Real Estate	7%
Business Services	7%
Home & Office Furnishings, House wares & Durable Consumer Products	7%
Transportation	7%
Chemical, Plastics, & Rubber	6%
Leisure, Amusement, Motion Pictures, Entertainment	6%
Broadcasting & Entertainment	5%
Cable Television	5%

We may invest from time to time, and only to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest in the future on a concurrent basis with affiliates of PennantPark Investment, subject to compliance with applicable regulations and our allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

Investment Selection

We are committed to a value oriented philosophy used by the investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

Value orientation and positive cash flow

Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

Experienced management and established financial sponsor relationship

We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our investment adviser have an established relationship.

Strong and defensible competitive market position in industry

We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We also seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.

Viable exit strategy

We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Due Diligence

We believe it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. We, through our Investment Adviser, conduct a rigorous due diligence process that is applied to prospective portfolio companies that draws from our Investment Adviser’s experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of Messrs. Penn, Chang, Giannetti and Williams, subject to final approval by Mr. Penn. As our Investment Adviser adds senior investment professionals, our investment adviser may add them to its investment committee. The members of our investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We expect our senior secured loans to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Mezzanine debt typically has interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.

In the case of our mezzanine debt and senior secured loan investments, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity securities of borrowers or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment, but may sell certain investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

Ongoing Relationships with Portfolio Companies

Monitoring

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company.

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	Assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other PennantPark Investment portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. With respect to investments for which market quotations are not readily available or are readily available but believed to not reflect the value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

•

Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed to not reflect the value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment;

•

The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

•

The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

When we make investments that involve deferrals of interest payable to us, any increase in the value of the investment due to the accrual or receipt of payment of interest is allocated to the increase in the cost basis of the investment, rather than to capital appreciation or gain.

It is possible that future events unforeseen by us or our Investment Adviser, such as a disturbance in the global credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or other general market disturbance, will negatively impact the market for leveraged finance instruments. If the market for our investments is substantially eroded, we may not find purchasers for our portfolio securities at all, or we may be able to sell them only for a fraction of their previously recorded value. During such times, our board of directors, in conjunction with our Investment Adviser and one or more independent valuation firms will continue to determine the fair value of our investments in accordance with our valuation process enumerated above. They will take into account the applicable market conditions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We have not received any fees for such services since inception.

Staffing

We do not currently have any employees. Mr. Penn, our Chief Executive Officer, is the Managing Member of our Investment Adviser. Our Investment Adviser currently has four senior investment professionals, Messrs. Chang, Giannetti, Penn and Williams. In addition, Mr. Efrat, our Chief Financial Officer and Treasurer, is a Managing Director of our Administrator, and Mr. Hardin is our Chief Compliance Officer. Our Administrator and our Investment Adviser have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

INVESTMENT MANAGEMENT AGREEMENT

PennantPark Investment has entered into an Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. Under the terms of the Investment Management Agreement, PennantPark Investment Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes and monitors the investments we make.

PennantPark Investment Advisers’ services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. The Investment Adviser has not yet undertaken any such services, but may do so at any time and without the prior approval of our stockholders or our board of directors. Our board of directors would monitor any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our gross assets (net of U.S. Treasury Bills (“adjusted gross assets”)). Although the base management fee is 2.00% of our adjusted gross assets, the Investment Adviser waived a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007. The base management fee is 1.75% from October 1, 2007 through March 31, 2008, and 2.00% thereafter. For services rendered under the Investment Management Agreement during the period commencing from the closing of the initial public offering through and including September 30, 2007, the base management fee was payable monthly in arrears. For services rendered under the Investment Management Agreement after September 30, 2007, the base management fee is payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the average value of our adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro rated.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a Hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our adjusted gross assets used to calculate the 2.00% base management fee. We have agreed to pay PennantPark Investment Advisers an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle of 1.75%;

•

100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our Pre-Incentive Fee Net Investment Income as if a Hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Investment Income thereafter is allocated to our investment adviser). These calculations are appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), commencing on December 31, 2007, and will equal 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the period ended September 30, 2007 PennantPark Investment paid PennantPark Investment Advisers a Management Fee of $1.9 million after a fee rebate.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

    (investment income—(base management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed Hurdle; therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

    (investment income—(base management fee + other expenses)) = 2.00%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”

= 2.00% - 1.75%

= 0.25%

= 100% x 0.25%

= 0.25%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

    (investment income—(base management fee + other expenses)) = 2.30%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”

Incentive fee = 100% x “catch-up” + (20% x (Pre-Incentive Fee Net Investment Income - 2.1875%))

Catch-up = 2.1875% - 1.75%

= 0.4375%

= (100% x 0.4375%) + (20% x (2.3% - 2.1875%))

=0.4375% + (20% x 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

Example 2: Capital Gains Portion of Incentive Fee:

Assumptions

Year 1 = no net realized capital gains or losses

Year 2 = 6% net realized capital gains and 1% realized capital losses and unrealized capital depreciation Capital gain incentive fee = 20% x (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Management

Year 1 incentive fee	= 20% x (0)
= 0
= no incentive fee

Year 2 incentive fee	= 20% x (6% - 1%)
= 20% x 5%
= 1%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.
(1)	Represents 7.0% annualized Hurdle.
(2)	Represents 2.0% annualized base management fee. Although the management fee will be 2.00% of our adjusted gross assets, the Investment Adviser has agreed to waive a portion of the base management fee such that the base management fee will equal 1.50% from the consummation of the initial public offering through September 30, 2007, 1.75% from October 1, 2007 through March 31, 2008, and 2.00% thereafter.
(3)	Excludes organizational and offering expenses.

Duration and Termination

The Investment Management Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, on February 13, 2007. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of two years from its execution date. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors-Risks relating to our business and structure—We are dependent upon PennantPark Investment Advisers’ key personnel for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.”

Indemnification

Our Investment Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, PennantPark Investment Advisers and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from PennantPark Investment for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ services under each respective agreement or otherwise as an investment adviser of PennantPark Investment.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Advisers Act of 1940. The principal executive offices of PennantPark Investment Advisers are located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

ADMINISTRATION AGREEMENT

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under the Administration Agreement, the Administrator provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, PennantPark Investment Administration and its officers, manager, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from PennantPark Investment for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Administration’s services under the Administration Agreement or otherwise as administrator for PennantPark Investment.

LICENSE AGREEMENT

We have entered into the License Agreement with PennantPark Investment Advisers pursuant to which PennantPark Investment Advisers has granted us a royalty-free, non-exclusive license to use the name “PennantPark.” Under this agreement, we have a right to use the PennantPark name, for so long as PennantPark Investment Advisers or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

REGULATORY STRUCTURE

General

As a business development company, we are regulated by portions of the 1940 Act and may be examined by the SEC. We are organized for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. We provide our stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the benefits, if any, of investing in middle-market privately owned companies.

We may not change the nature of our business as a business development company unless authorized by vote of a majority of the outstanding voting securities. We do not anticipate any substantial change in the nature of our business. We note that any affiliated investment vehicle formed in the future and managed by our Investment Adviser may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. If our Investment Adviser undertakes to manage a new fund in the future, we will not invest in any portfolio company in which that fund has a pre-existing investment, although we may co-invest with such affiliate on a concurrent basis, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures.

As a business development company, we must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Moreover, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We also are required to hold certain qualifying assets and meet a coverage ratio of the value of our total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. See “Risk Factors-Risks relating to our Business and Structure-Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.”

Qualifying Assets

As a business development company, we may not acquire any asset other than “qualifying assets” unless; at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company, as that term is defined in the 1940 act;

•	Securities received in exchange for or distributed with respect to securities described above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

Code of Ethics

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read a copy of our code of ethics on our website at http://www.pennantpark.com.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. Our privacy policy is attached as Exhibit 99.1 to this report on Form 10-K. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our current or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders. You may read a copy of our code of ethics on our website at http://www.pennantpark.com.

Compliance Policies and Procedures

We and our Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and we review these compliance policies and procedures annually to ensure our continued compliance with the federal securities laws. Our Chief Compliance Officer, Matthew Hardin, is responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take all actions necessary to ensure that we are in compliance with that Act.

Election to be taxed as a RIC

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. For a short period ending April 30, 2007, we were not a RIC and were subject to corporate-level income tax. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and asset diversification requirements (as described below). We also must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

In order to qualify as a RIC for federal income tax purposes, we must:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships (the “Diversification Tests”).

Failure to qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the distributions received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. See “Risk Factors-Risks Relating to our Business and Structure-We will be subject to corporate-level income tax if we are unable to qualify as a RIC.”

Item 1A.	Risk Factors

An investment in our shares involves substantial risks relating to our structure and investment objectives, including those described below. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline significantly, and our investors may lose all or part of their investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

We were incorporated in January 2007. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially. Although we have used, and will continue to use, the proceeds of our initial public offering and of our credit facility, we anticipate that it will take us up to two years from the date of our initial public offering to invest all of our assets in accordance with our investment objectives. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the investment professionals of our Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by PennantPark Investment Advisers. Mr. Penn and other managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of Mr. Penn and other management personnel of our Investment Adviser. The departure of Mr. Penn or any other managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our investment adviser.

PennantPark Investment Advisers and its management have limited experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. While Mr. Penn, our Chief Executive Officer and the Managing Member of our Investment Adviser, has approximately two and one-half years of experience managing the investments of another business development company, such experience may not translate directly into his roles acting on our behalf. This is also true of the other investment professionals of our Investment Adviser. In addition, the investment philosophy and techniques used by our Investment Adviser may differ from those other investment companies. Accordingly, we can offer no assurance that PennantPark Investment will replicate the historical performance of other investment companies with which Mr. Penn or our other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers will have substantial responsibilities under the investment advisory and management agreement. In order to grow, we and our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser, and caution you that they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our Administrator. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including making investments in middle- market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified, and we expect the trend to continue. Most of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Entrants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount or contracted payment-in-kind, or “PIK,” interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of contracted PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

The part of the incentive fee payable by us that relates to our net investment income will be computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

We may issue debt securities, preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Generally we are not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock. To do this, our board of directors must determine that such sale is in the best interests of PennantPark Investment and our stockholders, and our stockholders must approve PennantPark Investment’s policy and practice of making such sales. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in any such securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not at least 200% and any amounts that we use to service our indebtedness is not available for distributions to our common stockholders.

Our current and future debt is governed by the terms of the credit facility, and by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

We fund a portion of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and therefore, increase the risks associated with investing in our securities. We entered into a credit agreement in June 2007 with institutional banks and other lenders to facilitate such borrowing, with a total commitment under the credit agreement of $300 million. Our lenders have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause the net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. The overall leveraged finance credit market experienced a substantial downturn during the summer of 2007, and this resulted in unrealized depreciation on some of our existing assets. Leverage is generally considered a speculative investment technique.

In addition, the costs associated with our borrowings, including any increase in the management fee payable to our Investment Adviser, will be borne by our common stockholders.

Changes in interest rates may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In the period since June 25, 2007, when we executed our credit facility, the applicable LIBOR rate has decreased from 5.32% to 5.12% at September 30, 2007. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income. See “Quantitative and Qualitative Disclosures about Market Risk”.

We will need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund the growth of our investments. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund our investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our borrowers may default on their payments, which may have a negative effect on our financial performance.

We make long-term, subordinated loans and invest in equity investments, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.

There are significant potential conflicts of interest which could impact our investment returns.

The partners of our Investment Adviser may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Investment that may be formed in the future. The Investment Adviser has not yet undertaken any such services, but may do so at any time and without the prior approval of our stockholders or our board of directors. Our board of directors would monitor any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

In the course of our investing activities, we will pay investment advisory and incentive fees to our Investment Adviser, and will reimburse our Investment Adviser for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

The Investment Adviser may receive a quarterly incentive fee based, in part, on our pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee is subject to a quarterly hurdle rate before providing an incentive fee return to the Investment Adviser. To the extent we or the Investment Adviser are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide PennantPark Investment Advisers with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another.

We have entered into the License Agreement with PennantPark Investment Advisers, pursuant to which our Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” Under the License Agreement, we will have the right to use the “PennantPark” name for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “PennantPark” name. In addition, we pay PennantPark Investment Administration, an affiliate of the Investment Adviser, our allocable portion of overhead and other expenses incurred by PennantPark Investment Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements may create conflicts of interest that our board of directors must monitor.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on our business.

Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments. We expect that a large percentage of our portfolio investments will be in the form of securities that have no broker/dealers quotes. The fair value of such securities may not be readily determinable. We value these securities quarterly at fair value as determined in good faith by our board of directors.

At September 30, 2007, most of our portfolio assets were recorded using broker/dealers quotes. As we invest a greater percentage of our total assets in core assets, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Additionally, valuations of private securities and private companies are inherently uncertain. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity investment is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity investments used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

The lack of liquidity in our investments may adversely affect our business.

We may acquire our core investments directly from the issuer in privately negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly if investor appetite for the securities of private middle-market companies substantially diminishes. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, markets events, economic conditions or investor perceptions. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen.

A general disruption in the credit markets could materially damage our business.

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our liability maturities. Our borrowings under our credit facility are collateralized by the assets in our investment portfolio. A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our credit facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We rely in part on our senior secured securities to provide us with adequate liquidity, but even these securities may become illiquid.

Even liquid securities, particularly debt securities and other over-the-counter traded securities may become illiquid, as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We intend to invest primarily in mezzanine debt and selected equity investments issued by U.S. middle-market companies.

Senior Secured Loans: When we extend senior secured loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this will not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Debt: Our mezzanine debt investments will generally be subordinated to senior secured loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal.

These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any cash prior to the maturity of some of our mezzanine debt investment, such investments will be of greater risk than amortizing loans.

Equity Investments: We have made and expect to continue to make selected equity investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience.

In addition, investing in middle-market companies involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

When we invest in mezzanine debt or senior secured loans, we may also acquire equity investments of the borrower or acquire warrant or other equity securities as well. In addition, we may invest directly in the equity investments of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.”

We believe that most of our senior secured loans and mezzanine debt investments will constitute as qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior secured loans.

If we fail to make follow-on investments in our portfolio companies, this could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

Because we do not generally hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently have a controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we will rely on the ability of our investment adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in mezzanine debt, senior secured loans and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our incentive fee may induce the Investment Adviser to make speculative investments.

The incentive fee payable by us to PennantPark Investment Advisers may create an incentive for PennantPark Investment Advisers to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Adviser is calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. In addition, our Investment Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no Hurdle applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our Investment Adviser also may induce PennantPark Investment Advisers to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our Pre-Incentive Fee Net Investment Income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. To the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to PennantPark Investment Advisers with respect to investments in the securities and instruments of other investment companies under the Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of PennantPark Investment Advisers as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

Our investments in foreign debt securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a credit facility in currencies selected to minimize our foreign currency exposure or use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of PennantPark Investment or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting us from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Finally, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments.

Investing in our shares may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk and volatility than alternative investment options or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares traded on NASDAQ at $13.40 as compared to a NAV of $12.83 as of September 30, 2007. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	any loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our investment adviser to employ additional experienced investment professionals or the departure of any of the investment adviser’s key personnel, including Mr. Penn;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of September 30, 2007, we do not own any real estate or other physical properties materially important to our operation. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

Neither our Investment Adviser, our Administrator or us is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fiscal year ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV and quarterly dividends per share since shares of our common stock began being regularly quoted on NASDAQ.

				Premium of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)

	NAV(1)	Closing Sales Price
Period		High	Low
Fiscal Quarter ended September 30, 2007	$12.83	$14.76	$12.61	115.04%	98.29%
Fiscal Period ended June 30, 2007*	$13.74	$15.03	$14.04	109.39%	102.18%

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	From April 24, 2007 (initial public offering) to June 30, 2007.

While our common stock traded in excess of our net asset value on September 30, 2007, there can be no assurance that our shares will continue to trade at such a premium (to net asset value). The last reported closing market value of our common stock on November 30, 2007 was $11.49 per share, and we had 15 stockholders of record.

DISTRIBUTIONS

We intend to make quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since our inception (See Note 8):

Record Date	Payment Date	Amount
September 25, 2007	September 28, 2007	$0.22
June 22, 2007	June 29, 2007	$0.14
Total inception to September 30, 2007		$0.36	*

*	$0.001354 per share is a tax return of capital.

In January 2008, a Form 1099-Div will be sent to stockholders which, will state the amount and composition of distributions and provide information with respect to appropriate tax treatment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

Sale of Unregistered Securities

In conjunction with our initial public offering, we completed a private placement of 320,000 shares of our common stock to our officers, directors, investment adviser and managers of our Investment Adviser, for $15 per share. The private placement was subscribed for on April 16, 2007 and closed on April 24, 2007. No sales load accompanied this offering.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period April 24, 2007 (public offering) through September 30, 2007. The graph assumes that, on April 24, 2007, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

Item 6.	Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data for the fiscal period ended September 30, 2007 are derived from our financial statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Period from January 11, 2007 (inception) through September 30, 2007 (dollar amounts in thousands, except per share data)
Statement of Operations Data:
Total investment income	$13,107
Net expenses	5,802
Net investment income	7,305
Net realized and unrealized losses	(24,004)
Net decrease in net assets resulting from operations	(16,699)

Per share data:
Net asset value	12.83
Net decrease in net assets resulting from operations	(0.80)
Distributions to stockholders(1)	0.36

Balance sheet data:
Total assets	555,008
Borrowings outstanding	10,000
Total net assets	270,393

Other data:
Total return(2)	(8.29)%
Number of portfolio companies at period end	38
Investments purchased during the period	414,640
Investment sales and prepayments during the period	99,636
Weighted average yield on debt portfolio at period end	10.1%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective reporting periods based on stock issuance price of $15.00. It also takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan. Total return is not annualized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report.

OVERVIEW

PennantPark Investment was organized under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Our investment activities are managed by PennantPark Investment Advisers and supervised by our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our adjusted gross assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies. We invest primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments, such as preferred stock, common stock, warrants or options received in connection with our debt investments or through direct investments. From time to time, we may also invest in public companies whose securities are thinly traded. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt and, to a lesser extent, equity investments.

The companies in which we invest are typically highly leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

We expect that our investments in mezzanine debt, senior secured loans and other investments will range between $10 million and $50 million each. We expect this investment size to vary proportionately with the size of our capital base.

Currently, the majority of our portfolio is composed of senior secured loans, which we will consider selling for liquidity purposes. The level of our investment activity in our core assets depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Although we have used, and will continue to use, the proceeds of our initial public offering and of our credit facility, we anticipate that it will take us up to two years from the date of our initial public offering to invest all of our assets in accordance with our investment objectives. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

While our primary focus is to generate current income and capital appreciation through debt and equity investments in private or thinly traded public middle-market U.S. companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, and other, securities of public companies whose securities are not thinly traded and securities of middle-market companies located outside of the U.S. and private equity. We expect that these public companies generally will issue debt securities that are non-investment grade.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind (PIK). The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recorded on the ex-dividend date.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our management fee compensates our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We bear all other costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

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

Credit Facility

On June 25, 2007, we entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of September 30, 2007, we had outstanding borrowings of $10.0 million under the Credit Agreement.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum stockholders’ equity, (c) maintenance of a ratio of our total assets (less total liabilities other than indebtedness) to our total indebtedness, (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments (other than our portfolio investments and certain other ordinary course investments), (i) limitations on payments and distributions (other than distributions to our stockholders as contemplated to maintain Regulated Investment Company status), (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by our investment objectives, and (l) limitations on the creation or existence of agreements that prohibit liens on our properties and our subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in our portfolio. The Credit Agreement will be used to supplement our equity capital to make additional portfolio investments and for other corporate purposes.

Separately, Pennant SPV entered into a senior secured credit facility on February 6, 2007 with Bear Stearns Investment Products, Inc., as lender. Under the terms of this credit agreement, as amended on March 26, 2007, Bear Stearns Investment Products Inc. agreed to extend credit to Pennant SPV in an aggregate principal of up to $250 million at any one time outstanding. Borrowings under this credit agreement were used to finance investments made by PennantPark Investment prior to the closing of the initial public offering. By its terms this credit agreement matured on the closing date of the initial public offering on April 24, 2007, and accordingly PennantPark Investment caused Pennant SPV to repay the credit facility with Bear Stearns Investment Products Inc. in full.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

We completed our first fiscal year on September 30, 2007 with our portfolio invested $57.3 million in subordinated debt, $67.8 million in second lien secured debt, $7.0 million in equity investments and $158.9 million in senior secured loans. On September 30, 2007, our core assets totaled $132.1 million and consisted of investments in eight different companies with an average investment size of $16.5 million per company and a weighted average yield of 13.0%. Our senior secured loan portfolio at September 30, 2007 totaled $158.9 million and consisted of 30 different companies with an average investment size of $5.3 million, and a weighted average yield of 7.5%. The overall portfolio had unrealized depreciation of $23.9 million due to recent erosion in the market prices of leveraged finance instruments. Excluding short-term investments, our purchases of investments for the period January 11, 2007 (inception) to September 30, 2007 totaled $414.6 million. Sales and repayments of long term investments for the period January 11, 2007 (inception) to September 30, 2007 totaled $99.6 million. At September 30, 2007 our portfolio consisted of 38 companies and was invested 20% in subordinated debt, 23% in second lien secured debt, 2% in equity investments and 55% in senior secured loans.

We anticipate that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for our types of investments. Depending on these factors and owing to the substantial due diligence and structuring involved in negotiated investments in illiquid securities, we anticipate that it may take up to two years from the date of our initial public offering to invest all of our assets in accordance with our investment objectives. We will consider selling senior secured loans and/or drawing on our credit facility for liquidity purposes.

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operation is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments purchased within 60 days of maturity will be valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

•

Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations and its own independent assessment;

•

The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

•

The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind, or “PIK,” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

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

OTHER ACCOUNTING POLICIES

Payment in Kind Interest

We have investments in our portfolio which contain a Payment in Kind, “PIK”, provision. The PIK interest is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the fiscal year ended September 30, 2007, we had approximately $668,000 in PIK interest.

Federal Income Taxes

We operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

RESULTS OF OPERATIONS

The overall leveraged finance credit market experienced a substantial downturn during the summer of 2007, which resulted in unrealized depreciation on some of our existing assets, slowing of new investment activity and an improved risk/reward environment for new investments. We did not experience any compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell our senior secured loans and availability under our credit facility.

Set forth below are the results of operations for the period from January 11, 2007 (inception) through September 30, 2007.

Investment Income

Investment income totaled $6.9 million and $13.1 million for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively. The investment income was generated primarily from senior secured loan investments which had stated interest rates between

6.9% and 8.7%, and a weighted average yield of 7.5%. Our second lien secured debt investments had stated interest rates between 11.1% and 13.3% and weighted average yield of 12.9%. Our subordinated debt investments had stated interest rates between 11.7% and 14.3% and weighted average yield of 13.1%. Our total portfolio had a weighted average yield on debt investments of 10.1%.

Operating Expenses

Net expenses totaled $2.6 million and $5.8 million for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively. Of these totals, approximately $232,000 and $1.8 million were for interest and other credit facility related expenses for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively. In addition, of these totals, approximately $313,000 was for non-recurring, primarily legal and corporate tax expenses for the period January 11, 2007 (inception) through September 30, 2007. General and Administrative expenses totaled $1.2 million and $1.7 million for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively. Net investment management fee totaled $1.1 million and $1.9 million for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively. PennantPark Investment Advisers did not receive a management or incentive fee for its services performed on our behalf prior to the completion of our initial public offering on April 24, 2007.

Net Investment Income

Our net investment income totaled $4.3 million and $7.3 million or $0.21 and $0.35 cents per share, for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively.

Net Realized Gains/Losses on Investments

We had investment sales of senior secured loans totaling $7.0 million and $99.6 million for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively. Net realized losses totaled approximately $66,000 and $82,000 for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively.

Net Unrealized Depreciation on Investments

On September 30, 2007, unrealized depreciation totaled $23.9 million, primarily due to a downturn in the leveraged finance credit market during the summer of 2007.

Net Decrease in Net Assets From Operations

Our net decrease in net assets resulting from operations totaled $14.5 million and $16.7 million for the three months ended September 30, 2007 and for the period January 11, 2007 (inception) through September 30, 2007, respectively, or $0.70 and $0.80 cents per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are generated primarily through our senior secured loans, multi-currency $300 million , five-year, revolving credit facility maturing in June 2012 as well as from cash flow from operations. On September 30, 2007, we had $10.0 million in borrowings outstanding.

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$10	—	—	$10	—

(1)	On September 30, 2007, $290 million remained unused under our senior secured revolving credit facility.

During the period from January 11, 2007 (inception) through September 30, 2007, cash equivalents increased from $0 to $258.0 million. Cash equivalents were provided through the issuance of 21,068,772 shares of common stock, investment sales, prepayments, drawings under the credit facility and interest on investments and cash equivalents. Cash equivalents were used for investment purchases, distribution to stockholders and other expenses.

Off-Balance Sheet Arrangements

We engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax.

During the year ended September 30, 2007 we paid to stockholders distributions of $0.36 per share, for a total dividend of $7.6 million. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

Of the amounts distributed on June 29, 2007 and September 28, 2007, approximately $307,000 and $293,000 were reinvested under our dividend reinvestment plan, respectively.

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

We did not experience any compromised liquidity during the recent turmoil in the global credit markets because of our ability to liquidate a portfolio of our senior secured loans, which totaled $158.9 million, and our availability under our credit facility. See “Risk Factors-Risks Relating to the Illiquid Nature of Our Portfolio Assets-A general disruption in the credit markets could materially damage our business.”

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period ended September 30, 2007, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR rate and typically have durations of one to six months after which they reset to current market interest rates.

Assuming that the balance sheet as of September 30, 2007 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In general our investments are financed with the proceeds from our initial public offering and the use of our Credit Facility.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the period ended September 30, 2007, we did not engage in interest rate hedging activities.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

PennantPark Investment Corporation

We have audited the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation (the “Company”), including the schedule of investments, as of September 30, 2007 and the related consolidated statements of operations, changes in net assets, and cash flows for the period from January 11, 2007 (inception) through September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation as of September 30, 2007, and the results of its operations, changes in its net assets and its cash flows for the period from January 11, 2007 (inception) through September 30, 2007 in conformity with U.S. generally accepted accounting principles.

New York, New York

December 12, 2007

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

September 30, 2007
Assets
Investments, at fair value (cost—$314,881,870)[1]	$291,016,608
Cash equivalents (cost—$258,016,351)	257,959,635
Interest receivable	4,517,850
Prepaid expenses and other assets	1,513,583

Total assets	555,007,676

Liabilities
Payable for cash equivalents purchased	252,759,931
Payable for investments purchased	16,583,921
Unfunded investments	3,989,948
Credit facility payable	10,000,000
Interest payable	170,989
Accrued other expenses	1,109,793

Total liabilities	284,614,582

Net Assets
Common stock, par value $.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069
Paid-in capital in excess of par	294,586,604
Distributions in excess of net investment income	(196,769)
Accumulated net realized loss	(95,832)
Net unrealized depreciation on investments and cash equivalents	(23,921,978)

Total net assets	$270,393,094

Total liabilities and net assets	$555,007,676

Net asset value per share	$12.83

[1]	None of our portfolio companies is controlled by, or affiliated with, PennantPark Investment Corporation as defined by the Investment Company Act of 1940, as amended.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

Period from January 11, 2007 (inception) through September 30, 2007
Investment Income:
Interest	$13,107,341

Total investment income	13,107,341

Expenses:
Management fees	2,565,085
Interest and other credit facility expenses	1,835,816
Administrative services expenses	778,587
Professional fees	420,186
Directors’ fees	211,128
Organizational expenses	207,126
Insurance	162,387
Other general and administrative expenses	157,923

Expenses before management fee waiver and income tax	6,338,238

Management fee waiver	(641,273)
Income tax	105,880

Net expenses	5,802,845

Net investment income	7,304,496

Realized and unrealized loss on investments and cash equivalents:
Net realized loss on investments and cash equivalents	(81,769)
Change in net unrealized depreciation on investments and cash equivalents	(23,921,978)

Net realized and unrealized loss from investments and cash equivalents	(24,003,747)

Net decrease in net assets resulting from operations	$(16,699,251)

Earnings per common share (See note 6)	$(0.80)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

Period from January 11, 2007 (inception) through September 30, 2007
Decrease in net assets from operations:
Net investment income	$7,304,496
Net realized loss on investments and cash equivalents	(81,769)
Net change in unrealized depreciation on investments and cash equivalents	(23,921,978)

Net decrease in net assets resulting from operations	(16,699,251)

Dividends and distributions:
Dividends from net investment income	(7,545,458)
Return of capital	(28,356)

Total dividends and distributions	(7,573,814)

Capital share transactions:
Issuance of shares of common stock	315,375,000
Offering costs related to public share offerings	(21,309,375)
Reinvestment of dividends (43,772 shares of common stock)	600,534

Net increase in net assets resulting from capital share transactions	294,666,159

Total increase in net assets	270,393,094
Net Assets:
Beginning of period	—

End of period	$270,393,094

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Period from January 11, 2007 (inception) through September 30, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(16,699,251)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Change in net unrealized depreciation on investments and cash equivalents	23,921,978
Net realized loss on investments and cash equivalents	81,769
Net accretion of discount and amortization of premium	(15,875)
Purchase of investments	(414,640,441)
Proceeds from disposition of investments	99,635,961
Increase in interest receivable	(4,517,850)
Increase in prepaid expenses and other assets	(252,287)
Increase in payables for cash equivalents purchased	252,759,931
Increase in payables for investments purchased	16,583,921
Increase in unfunded investments	3,989,948
Increase in accrued expenses	1,280,782

Net cash used by operating activities	(37,871,414)

Cash flows from financing activities:
Issuance of shares of common stock	315,375,000
Offering costs	(21,309,375)
Capitalized borrowing costs	(1,261,296)
Borrowings under credit facility (See note 12)	271,913,786
Repayments under credit facility (See note 12)	(261,913,786)
Dividends and distributions to stockholders (net of dividends reinvested)	(6,973,280)

Net cash provided by financing activities	295,831,049

Net increase in cash and cash equivalents	257,959,635
Cash equivalents, beginning of period	—

Cash equivalents, end of period	$257,959,635

Supplemental disclosure of cash flow information:
Interest paid during the period January 11, 2007 (inception) through September 30, 2007	$1,598,055

Non-cash financing activities consist of the reinvestment of dividends	$600,534

Payment-in-kind interest	$668,268

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
Subordinated Debt / Corporate Notes—21.2%
ADVANSTAR , INC.	11/30/2015	OTHER MEDIA	12.20%*	L+700	$14,580,690	$14,580,690	$14,580,690
AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	11.68%*	L+625	18,500,000	18,106,103	17,760,000
PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES & ENTERTAINMENT	14.25%*	—	3,837,578	3,592,573	3,837,578
REALOGY CORP.(5)	04/15/2015	BUILDINGS & REAL ESTATE	12.38%	—	28,000,000	26,117,780	21,140,000

Total Subordinated Debt / Corporate Notes					64,918,268	62,397,146	57,318,268

					Shares
COMMON EQUITY**—2.6%
VSS-AHC HOLDINGS, L.L.C.	—	OTHER MEDIA	—	—	3,000	3,000,000	3,269,685
PERFORMANCE HOLDINGS, INC.	—	LEISURE, AMUSEMENT, MOTION PICTURES & ENTERTAINMENT	—	—	37,500	3,750,000	3,750,000

Total Common Equity					40,500	6,750,000	7,019,685

					Par
Second Lien Secured Debt—25.0%
PERFORMANCE, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES & ENTERTAINMENT	11.11%	L+575	8,750,000	8,750,000	8,750,000
QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	12.08%	L+650	10,000,000	10,000,000	9,800,000
SAINT ACQUISITION CORP.(5)	05/15/2015	TRANSPORTATION	13.31%	L+775	10,000,000	9,932,321	6,800,000
SAINT ACQUISITION CORP.(5)	05/15/2017	TRANSPORTATION	12.50%	—	19,000,000	16,198,167	12,730,000
SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15//2014	CHEMICAL, PLASTICS & RUBBER	12.13%	L+700	17,500,000	17,493,750	17,237,500
TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	11.30%*	L+600	13,000,000	12,886,250	12,431,250

Total Second Lien Secured Debt					78,250,000	75,260,488	67,748,750

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
First Lien Secured Debt—58.8%
BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING & GLASS	7.34%	L+200	$7,462,500	$7,462,500	$7,274,602
BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	7.76%	L+225	7,896,473	7,887,537	7,571,975
CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	7.13%	L+200	15,000,000	14,992,740	14,468,310
COHR HOLDINGS, INC.	01/31/2013	HEALTH CARE, EDUCATION & CHILDCARE	8.04%	L+250	2,985,000	2,985,000	2,388,000
FR BRAND ACQUISITION CORP.	02/07/2014	ENERGY / UTILITIES	7.53%	L+225	1,990,000	1,990,000	1,887,183
GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	7.47%	L+200	7,000,000	7,000,000	6,405,000
GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	7.61%	L+225	6,483,750	6,487,788	6,147,405
GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	8.70%	L+350	6,947,500	6,947,500	6,079,062
HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	7.60%	L+225	9,000,000	9,000,000	7,845,003
HAWKER BEECHCRAFT, INC.	03/28/2014	AEROSPACE/DEFENSE	7.21%	L+200	1,990,780	1,990,780	1,930,226
HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTH CARE, EDUCATION & CHILDCARE	6.95%	L+175	9,950,000	9,950,000	9,441,615
HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	8.06%	L+250	5,000,000	5,000,000	4,625,000
JACUZZI BRANDS CORP.	02/07/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES & DURABLES	7.44%	L+225	9,963,514	9,963,514	8,947,235
LEVEL 3 FINANCING, INC.	03/13/2014	TELECOMMUNICATIONS	7.61%	L+225	2,000,000	2,000,000	1,939,642
LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	7.58%	L+225	4,842,920	4,842,920	3,357,757
LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	7.56%	L+225	2,020,000	2,020,000	1,939,200
LONGVIEW POWER, L.L.C.(4)	02/28/2014	UTILITIES	—	—	980,000	980,000	940,800
MACH GEN, L.L.C.	02/22/2014	UTILITIES	7.34%	L+200	3,972,813	3,971,545	3,845,683
MATTRESS HOLDING CORP.	01/18/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES & DURABLES	7.61%	L+225	3,990,000	3,990,000	3,740,625
MCJUNKIN CORP.	01/31/2014	OIL & GAS	7.45%	L+225	982,525	982,525	965,331

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
First Lien Secured Debt—(Continued)
MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	7.20%	L+200	$3,980,000	$3,980,000	$3,835,725
NATIONAL BEDDING CO., L.L.C.	08/31/2011	HOME & OFFICE FURNISHINGS, HOUSEWARES & DURABLES	7.43%	L+200	6,965,000	6,971,653	6,668,988
PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	7.59%	L+225	4,975,000	4,975,000	4,716,922
PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	7.36%	L+200	1,493,333	1,493,333	1,344,000
PROQUEST CSA, L.L.C.	02/09/2014	EDUCATION	8.20%	L+300	955,833	955,833	936,716
QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	8.56%	L+300	4,974,167	4,974,167	4,839,742
READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING & PUBLISHING	7.43%	L+200	995,006	995,006	940,281
REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRIES	7.64%	L+225	4,937,500	4,937,500	4,835,664
SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	7.78%	L+250	2,867,302	2,867,302	2,680,927
UNIVISION COMMUNICATIONS, INC.	09/29/2014	BROADCASTING & ENTERTAINMENT	7.57%	L+225	14,093,960	14,093,960	13,389,262
UNIVISION COMMUNICATIONS, INC.(4)	09/29/2014	BROADCASTING & ENTERTAINMENT	—	—	906,040	906,040	860,738
VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING & PUBLISHING	6.95%	L+175	7,061,899	7,061,899	6,549,911
VALASSIS COMMUNICATIONS, INC.(4)	03/02/2014	PRINTING & PUBLISHING	—	—	2,103,908	2,103,908	1,951,375
WESTERN REFINING, INC.	05/30/2014	OIL & GAS	6.88%	L+175	3,714,286	3,714,286	3,640,000

Total First Lien Secured Debt					170,481,009	170,474,236	158,929,905

Total Investments – 107.6%						$314,881,870	$291,016,608

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(3)	Par	Cost	Value(2)
Cash Equivalents—95.4%
U.S. TREASURY BILL	12/27/2007		3.64%	—	$255,000,000	$252,759,931	$252,703,215
MONEY MARKET—MUTUAL FUNDS			—	—	5,256,420	5,256,420	5,256,420

Total Cash Equivalents					260,256,420	258,016,351	257,959,635

Total Investments and Cash Equivalents						$572,898,221	$548,976,243

Liabilities in Excess of Other Assets—(103.0%)							(278,583,149)

Net Assets—100.0%							$270,393,094

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Valued based on our accounting policy. (See note 2)
(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR , or, “L”).
(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.
(5)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Coupon payable in cash or payment in kind.
**	Non-income producing.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1. ORGANIZATION

PennantPark Investment Corporation (“PennantPark Investment” or “Company”) was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in U.S. middle-market companies in the form of mezzanine debt, first lien secured debt and equity investments. As of September 30, 2007 PennantPark Investment had sold and issued 21,068,772 shares of its common stock, with gross proceeds of $316.0 million. Before the completion of its initial public offering on April 24, 2007, PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at an aggregate purchase price of $1.2 million to PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”) and the purchase of first lien secured debt.

On April 24, 2007 PennantPark Investment closed its initial public offering, selling 20,000,000 shares of its common stock, resulting in net proceeds of approximately $279.6 million. Also on April 24, PennantPark Investment closed a private placement of common stock pursuant to Regulation D under the Securities Act of 1933. This private placement of 320,000 shares was made to officers, directors, the Investment Adviser and managers of the Investment Adviser, for $15 per share, resulting in net proceeds of approximately $4.8 million. On May 21, the underwriters of the initial public offering exercised their over-allotment option to them under the Underwriting Agreement. The Underwriters elected to purchase 625,000 shares of our common stock, resulting in net proceeds of $8.8 million.

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

The financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)

Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Subordinated debt, first lien secured debt and other debt securities with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but believed to be inaccurate, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed to be inaccurate. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firms and the audit committee.

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

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

(d)

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind, or “PIK,” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

(e)	Before May 1, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. Starting May 1, 2007 PennantPark Investment intends to comply with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Federal, state and local taxes of $105,880 were accrued and included in PennantPark Investment’s statement of operations. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC as of its next taxable year-end, we do not anticipate any material taxes in the future. The Company will recognize in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, PennantPark Investment is in the process of reviewing the Standard against its valuation policies to determine future applicability.

(h)	In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a significant effect on the Company’s consolidated financial position or its result of operations.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with PennantPark Investment Advisers under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills (“adjusted gross assets”)) (See Note 9). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser has agreed to waive a portion of the base management fee such that the base management fee will equal 1.50% from the consummation of the initial public offering through September 30, 2007; 1.75% from October 1, 2007 through March 31, 2008; and 2.00% thereafter. For the period from the commencement of operations to the consummation of the initial public offering there were no Management Fees. For services rendered under the Investment Management Agreement during the period commencing from the closing of the initial public offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Management Agreement after that time, the base management fee will be payable quarterly in arrears. For the first quarter of operations, the base management fee was calculated based on the initial value of adjusted gross assets. Subsequently, the base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro rated. For the period from the consummation of the initial public offering to September 30, 2007, the Adviser received $1.9 million in base management fee.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment pays the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%; (2) 100% of PennantPark Investment’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of PennantPark Investment’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

For the period from January 11, 2007 (inception) to September 30, 2007, the Adviser did not receive an Incentive Fee.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the consolidated statement of operations. For the period from January 11, 2007 (inception) through September 30, 2007, the Investment Adviser was reimbursed approximately $490,000 from the Company, including expenses it incurred on behalf of the Administrator for services described above.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21,309,375 were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On September 30, 2007, PennantPark Investment’s total net assets and net asset value per share were $270,393,094 and $12.83, respectively.

6. EARNINGS PER SHARE

The following information sets forth the computation of basic per share net decrease in net assets resulting from operations:

Period from January 11, 2007 (inception) through September 30, 2007
Numerator for net decrease in net assets per share resulting from operations:	$(16,699,251)
Denominator for basic weighted average shares:*	20,936,149
Basic net decrease in net assets per share resulting from operations:	$(0.80)

*	Since completion of IPO on April 24, 2007

7. INVESTMENTS

Investments consisted of subordinated debt/corporate notes, common equity, second lien secured debt, and first lien secured debt, as of September 30, 2007. The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30, 2007.

Industry Classification	Percentage at Market Value
Other Media	15%
Consumer Products	8%
Buildings & Real Estate	7%
Business Services	7%
Home & Office Furnishings, Housewares, & Durable Consumer Products	7%
Transportation	7%
Chemical, Plastics & Rubber	6%
Leisure, Amusement, Motion Pictures, Entertainment	6%
Broadcasting & Entertainment	5%
Cable Television	5%
Retail Store	5%
Healthcare, Education & Childcare	4%
Printing & Publishing	3%
Containers, Packaging & Glass	2%
Media	2%
Telecommunications	2%
Utilities	2%
Cargo Transport	2%
Manufacturing / Basic Industries	2%
Oil & Gas	2%
Other	1%

Total Investments	100%

8. TAXES AND DISTRIBUTIONS

For the period from inception through April 30, 2007, the Company was taxed as a corporation. As such federal, state and local taxes of $105,880 were accrued and included in PennantPark Investment’s statement of operations. Based upon PennantPark Investment’s expected qualification and election to be subject to tax as RIC as of its next taxable year-end, the company does not anticipate paying any corporate level taxes in the future.

As a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code, the Company’s income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of the Company’s investments may be owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

Since consummation of the initial public offering, through September 30, 2007, the Company has declared distributions totaling $0.36 per share. Each year a statement on Form 1099-DIV shall be issued identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution). To the extent the Company’s taxable earnings fall below the total amount of its distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the fiscal years ended September 30, 2007 a portion of the distributions to the Company’s stockholders was deemed a return of capital. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions for the fiscal year ended September 30, 2007, 99.6% would be from taxable net investment income and 0.4% would be a return of capital for stockholders, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be.

During the fiscal year ended September 30, 2007, as a result of permanent book-to-tax differences primarily due to adjustments relating to: federal and state tax expenses, and net earnings derived during the period prior to qualification as a RIC, the Company decreased distributions in excess of net investment income by $72,549, increased accumulated net realized loss by $14,063 and decreased paid-in capital in excess of par value by $58,486. Aggregate stockholders’ equity was not affected by this reclassification. As of September 30, 2007, the cost of investments for federal income tax purposes was $572,898,221 resulting in a gross unrealized appreciation and depreciation of $514,690 and $24,436,668, respectively. The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the year ended September 30, 2007:

Net decrease in stockholders’ equity resulting from operations	$(16,699,251)
Net unrealized depreciation on investments transactions not taxable	23,921,978
Net income derived during the period prior to qualification as a RIC	12,720
Expenses not currently deductible	201,262
Other deductible expenses	(5,753)

Taxable income before deductions for distributions	$7,430,956

9. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less will be deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment typically takes proactive steps to preserve investment flexibility in the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end or by utilizing repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the asset base upon which the management fee is determined. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

10. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at September 30, 2007.

11. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the period from January 11, 2007 (inception) through September 30, 2007:

Per Share Data:
Net asset value, beginning of period	$0.00
Net investment income	0.35
Net realized and unrealized loss	(1.15)

Net decrease in net assets resulting from operations	(0.80)
Distributions to stockholders(1)	(0.36)
Offering costs related to public offerings	(1.01)
Issuance of common stock	15.00

Net asset value, end of period	$12.83

Per share market value at end of period	$13.40
Total return(2)*	(8.29)%
Shares outstanding at end of period	21,068,772

Ratio/Supplemental Data:
Net assets at end of period	$270,393,094
Ratio of net investment income to average net assets(3)*	2.60%
Ratio of operating expenses before management fee waiver to average net assets(3)*	2.21%
Ratio of operating expenses after management fee waiver to average net assets(3)*	1.98%
Ratio of credit facility related expenses to average net assets(3)*	0.08%

Ratio of total expenses to average net assets(3)*	2.06%
Average debt outstanding(3)	$817,610
Average debt per share(3)	$0.04
Portfolio turnover ratio*	44.7%

*	Percentage has not been annualized.
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the reporting period based on stock issuance price of $15.00. It also takes into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Since completion of initial public offering on April 24, 2007.

12. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of September 30, there was $10.0 million in outstanding borrowings under the Credit Agreement, with an average interest rate of 6.15%.

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

The Credit Agreement contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum stockholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as at the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the Credit Agreement, (c) maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0, (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments (other than PennantPark Investment’s portfolio investments and certain other ordinary course investments), (i) limitations on payments and distributions (other than distributions to PennantPark Investment’s stockholders as contemplated to maintain Regulated Investment Company status), (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by PennantPark Investment’s investment objectives, and (l) limitations on the creation or existence of agreements that prohibit liens on properties of PennantPark Investment and its subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio. See our Credit Agreement, Exhibit 10.5, to this Report (incorporated by reference), for the definitions of capitalized terms used by us relating to the Credit Agreement but not defined in this note. The Credit Agreement will be used to supplement our equity capital to make additional portfolio investments and for other general corporate purposes.

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

Unfunded debt investments described in the consolidated statement of assets and liabilities represent unfunded delayed draws on investments in first lien secured debt.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of September 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Amended Code of Ethics.

On December 12, 2007, we amended the Joint Code of Ethics that applies to PennantPark Investment and our Investment Adviser. The amendments to the Joint Code of Ethics contain certain provisions designed to prevent misuse of material non-public information in violation of federal securities laws, as well as other technical, administrative and non-substantive amendments. A copy of the amended Joint Code of Ethics is attached as Exhibit 14 to this report on Form 10-K.

Amended Bylaws.

We amended Section 2 of our Amended and Restated Bylaws to change the month in which we will hold our annual stockholders meeting from May to February. We believe that a February annual stockholders meeting is appropriate because of our September 30 fiscal year end. Our Amended and Restated Bylaws are attached as Exhibit 3.2 to this report on Form 10-K.

PART III

We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

	3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

	3.2*	Amended and Restated Bylaws.

	4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Exhibit Filing as Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-140092), filed on April 5, 2007).

	10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

	10.2	Form of Custodian Agreement between the Registrant and LaSalle Bank National Association (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

	10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to the Registrant’s Form 8-K Exhibit 99-2 (File No. 814-00736)), filed on June 28, 2007).

	10.4	Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

	10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibits 99.2 (File No. 814-00736), filed on June 28, 2007).

	11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

	14.1*	Code of Ethics of the Registrant

	31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

	31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

	32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

	99.1*	Privacy Policy of the Registrant

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: December 12, 2007	By:	/s/ ARTHUR H. PENN
Arthur H. Penn Chief Executive Officer

Date: December 12, 2007	By:	/s/ AVIV EFRAT
Aviv Efrat Chief Financial Officer (Principal Accounting and Financial Officer)