Form 10-K/A
period 2007-09-30
PENNANTPARK INVESTMENT CORP
filed 2008-01-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K/A

(Amendment No. 1)

___________________

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 814-00736

___________________

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

___________________

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor
New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212)-905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value	The NASDAQ Global Select Market
$0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [  ]    No  [ X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [  ]    No [ X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ X]    No  [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ].    Accelerated filer  [  ].    Non-accelerated filer   [ X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [ X].

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2007 based on the closing price on that date of $13.40 on the NASDAQ Global Select Market was $276,893,337. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,068,772 shares of the Registrant's common stock outstanding as of November 30, 2007.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement relating to the Registrant's 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the "Original Filing"), which was filed with the Securities and Exchange Commission on December 13, 2007, is to file signatures of certain directors that were unintentionally omitted from the Original Filing.  No other items of the Original Filing are being amended hereby.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Adam K. Bernstein Adam K. Bernstein	Director	December 12, 2007

/s/ Jeffrey Flug Jeffrey Flug	Director	December 12, 2007

/s/ Marshall Brozost Marshall Brozost	Director	December 12, 2007

/s/ Samuel L. Katz Samuel L. Katz	Director	December 12, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PennantPark Investment Corporation

Date: January 8, 2008	/s/ Aviv Efrat Aviv Efrat Chief Financial Officer and Treasurer