Form 10-Q
period 2007-12-31
PENNANTPARK INVESTMENT CORP
filed 2008-02-12
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212)-905-1000

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 7, 2008 was 21,068,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Statement of Assets and Liabilities as of December 31, 2007 and September 30, 2007	1

Statement of Operations for the three months ended December 31, 2007	2

Statement of Changes in Net Assets for the three months ended December 31, 2007 and for the period January 11, 2007 (inception) through September 30, 2007	3

Statement of Cash Flows for the three months ended December 31, 2007	4

Schedule of Investments as of December 31, 2007 and September 30, 2007	5

Notes to Financial Statements	13

Report of Independent Registered Public Accounting Firm	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Forward-Looking Statements	21

Overview	21

Investments	21

Revenues	22

Expenses	22

Portfolio and Investment Activity	23

Critical Accounting Policies	23

Results of Operations	25

Liquidity and Capital Resources	25

Contractual Obligations	26

Off-Balance Sheet Arrangements	26

Distributions	26

Item 3. Quantitative And Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURES	30

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2007 (Unaudited)	September 30, 2007
Assets
Investments, at fair value (cost—$382,162,705 and $314,881,870 respectively)[1]	$342,190,612	$291,016,608
Cash equivalents (cost—$81,788,219 and $258,016,351 respectively)	81,780,690	257,959,635
Interest receivable	4,263,953	4,517,850
Prepaid expenses and other assets	1,443,726	1,513,583

Total assets	429,678,981	555,007,676

Liabilities
Payable for cash equivalents purchased	79,406,889	252,759,931
Payable for investments purchased	—	16,583,921
Unfunded investments	3,091,264	3,989,948
Credit facility payable	91,500,000	10,000,000
Interest payable	769,889	170,989
Accrued other expenses	689,631	1,109,793

Total liabilities	175,457,673	284,614,582

Net Assets
Common stock, par value $.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Distributions in excess of net investment income	(100,020)	(196,769)
Accumulated net realized loss	(306,723)	(95,832)
Net unrealized depreciation on investments and cash equivalents	(39,979,622)	(23,921,978)

Total net assets	$254,221,308	$270,393,094

Total liabilities and net assets	$429,678,981	$555,007,676

Net asset value per share	$12.07	$12.83

[1]	None of our portfolio companies is controlled by, or affiliated with, PennantPark Investment Corporation as defined by the Investment Company Act of 1940, as amended (the “1940 Act”).

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

Three months ended December 31, 2007
Investment Income:
Interest	$8,983,636
Other	19,972

Total Investment income	9,003,608

Expenses:
Base management fee	1,640,365
Performance-based incentive fee (see note 3)	447,382
Interest and other credit facility expenses	1,097,107
Administrative services expenses	663,690
Professional fees	294,840
Directors’ fees	155,758
Insurance	90,790
Other general and administrative expenses	86,844

Expenses before base management fee waiver	4,476,776

Base management fee waiver	(205,047)

Net expenses	4,271,729

Net investment income	4,731,879

Realized and unrealized loss on investments and cash equivalents:
Net realized loss on investments and cash equivalents	(210,891)
Change in net unrealized depreciation on investments and cash equivalents	(16,057,644)

Net realized and unrealized loss from investments and cash equivalents	(16,268,535)

Net decrease in net assets resulting from operations	$(11,536,656)

Earnings per common share (see note 6)	$(0.54)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three months ended December 31, 2007	Period from January 11, 2007 (inception) through September 30, 2007
Decrease in net assets from operations:
Net investment income	$4,731,879	$7,304,496
Net realized loss on investments and cash equivalents	(210,891)	(81,769)
Net change in unrealized depreciation on investments and cash equivalents	(16,057,644)	(23,921,978)

Net decrease in net assets resulting from operations	(11,536,656)	(16,699,251)

Dividends and distributions to Stockholders:
Dividends from net investment income	(4,635,130)	(7,545,458)
Return of capital	—	(28,356)

Total dividends and distributions	(4,635,130)	(7,573,814)

Capital share transactions:
Issuance of shares of common stock	—	315,375,000
Offering costs related to public share offerings	—	(21,309,375)
Reinvestment of dividends	—	600,534

Net increase in net assets resulting from capital share transactions	—	294,666,159

Total (decrease) increase in net assets	(16,171,786)	270,393,094

Net Assets:
Beginning of Period	270,393,094	—

End of Period	$254,221,308	$270,393,094

Capital Share Activity:
Shares issued from subscriptions	—	21,025,000
Shares issued from reinvestment of dividend	—	43,772

Total increase in capital shares	—	21,068,772

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

Three months ended December 31, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(11,536,656)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Change in net unrealized depreciation on investments and cash equivalents	16,057,644
Net realized loss on investments and cash equivalents	210,891
Net accretion of discount and amortization of premium	(229,966)
Purchase of investments	(70,955,314)
Payment-in-kind interest	(586,297)
Proceeds from disposition of investments	4,329,037
Decrease in interest receivable	253,897
Increase in interest payable on credit facility	598,901
Decrease in prepaid expenses and other assets	69,857
Decrease in payables for cash equivalents purchased	(173,353,042)
Decrease in payables for investments purchased	(16,583,921)
Decrease in unfunded investments	(898,684)
Decrease in accrued expenses	(420,162)

Net cash used by operating activities	(253,043,815)

Cash flows from financing activities:
Dividends and distributions to stockholders	(4,635,130)
Borrowings under credit facility (see note 12)	140,500,000
Repayments under credit facility (see note 12)	(59,000,000)

Net cash provided by financing activities	76,864,870

Net decrease in cash and cash equivalents	(176,178,945)
Cash and cash equivalents, beginning of period	257,959,635

Cash and cash equivalents, end of period	$81,780,690

Supplemental disclosure of cash flow information:
Interest paid during the three months ended December 31, 2007	$276,176

Non-cash financing activities consisting of the reinvestment of dividends	$—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Subordinated Debt / Corporate Notes – 28.8%
ADVANSTAR, INC.	11/30/2015	OTHER MEDIA	11.84%*	L+700	$15,030,273	$15,030,273	$14,654,516
AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	11.68%*	L+625	18,500,000	18,128,846	17,035,411
INTERDYNAMICS HOLDINGS, INC.	05/20/2012	AUTO SECTOR	13.75%	—	20,000,000	19,464,060	20,000,000
PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	14.25%*	—	3,974,292	3,735,200	3,974,292
REALOGY CORP.(5)	04/15/2015	BUILDINGS & REAL ESTATE	12.38%	—	28,000,000	26,171,601	17,640,000

Total Subordinated Debt / Corporate Notes					85,504,565	82,529,980	73,304,219

Second Lien Secured Debt – 44.7%
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.	02/07/2015	ENERGY / UTILITIES	11.10%	L+600	11,600,000	11,244,938	10,672,000
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.	02/07/2015	ENERGY / UTILITIES	12.00%	L+700	12,000,000	11,645,602	11,460,000
GENERICS INTERNATIONAL (U.S.), INC.	05/19/2015	HEALTHCARE, EDUCATION & CHILDCARE	12.33%	L+750	12,000,000	11,941,028	11,940,000
PERFORMANCE, INC.	07/02/2013	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	10.66%	L+575	8,750,000	8,750,000	8,570,625
QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	11.63%	L+650	10,000,000	10,000,000	9,750,000
SAINT ACQUISITION CORP.(5)	05/15/2015	TRANSPORTATION	12.62%	L+775	10,000,000	9,937,031	5,162,500
SAINT ACQUISITION CORP.(5)	05/15/2017	TRANSPORTATION	12.50%	—	19,000,000	16,290,019	9,808,750
SHERIDAN HOLDINGS, INC.	06/15/2015	HEALTHCARE, EDUCATION & CHILDCARE	10.97%*	L+575	12,500,000	11,765,679	11,640,625
SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15/2014	CHEMICAL, PLASTICS & RUBBER	11.85%*	L+700	22,500,000	22,484,193	22,275,000
TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	10.83%*	L+600	13,000,000	12,889,791	12,220,000

Total Second Lien Secured Debt					131,350,000	126,948,281	113,499,500

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Shares	Cost	Value(2)
COMMON EQUITY** – 2.6%
VSS-AHC HOLDINGS, L.L.C.	—	OTHER MEDIA	—	—	3,000	$3,000,000	$3,170,325
PERFORMANCE HOLDINGS, INC.	—	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	—	—	37,500	3,750,000	3,434,606

Total Common Equity					40,500	6,750,000	6,604,931

First Lien Secured Debt – 58.5%
					Par
BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING & GLASS	7.16%	L+200	$7,443,750	7,443,750	6,943,366
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.	02/07/2014	ENERGY / UTILITIES	7.14%	L+225	1,985,000	1,985,000	1,872,516
BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	7.32%	L+225	7,896,473	7,887,934	6,931,350
CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	6.99%	L+200	15,000,000	14,993,023	14,001,930
COHR HOLDINGS, INC.	01/31/2013	HEALTHCARE, EDUCATION & CHILDCARE	7.58%	L+250	2,977,500	2,977,500	2,084,250
GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	7.12%	L+200	7,000,000	7,000,000	5,957,000
GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	7.26%	L+225	6,451,250	6,455,120	5,889,991
GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	8.33%	L+350	6,930,000	6,930,000	5,725,913
HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	7.48%	L+225	8,955,000	8,955,000	7,141,613
HAWKER BEECHCRAFT, INC.	03/28/2014	AEROSPACE & DEFENSE	6.78%	L+200	1,986,170	1,986,170	1,884,379
HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTHCARE, EDUCATION & CHILDCARE	6.58%	L+175	9,925,000	9,925,000	9,241,277
HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	7.56%	L+250	5,000,000	5,000,000	4,425,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt – (Continued)
JACUZZI BRANDS CORP.	02/07/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	7.12%	L+225	$9,963,514	$9,963,514	$8,678,220
LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	7.18%	L+225	4,842,920	4,842,920	3,819,853
LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	7.18%	L+225	2,516,000	2,516,000	2,418,505
LONGVIEW POWER, L.L.C. (4)	02/28/2014	UTILITIES	—	—	484,000	484,000	465,245
MACH GEN, L.L.C.	02/22/2014	UTILITIES	6.98%	L+200	3,963,750	3,962,534	3,741,780
MATTRESS HOLDING CORP.	01/18/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	7.40%	L+225	3,980,025	3,980,025	3,383,021
MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	6.84%	L+200	3,970,000	3,970,000	3,662,325
NATIONAL BEDDING CO., L.L.C.	08/31/2011	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	8.01%	L+200	6,947,500	6,953,725	6,264,331
PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	7.23%	L+225	4,962,500	4,962,500	4,478,656
PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	6.98%	L+200	1,485,867	1,485,867	1,292,704
QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	8.03%	L+300	4,961,667	4,961,667	4,788,008
READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING & PUBLISHING	7.36%	L+200	995,003	995,003	898,819
REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRIES	7.40%	L+225	4,937,500	4,937,500	4,783,203
SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	7.29%	L+250	2,867,302	2,867,302	2,559,067
UNIVISION COMMUNICATIONS INC.	09/29/2014	BROADCASTING & ENTERTAINMENT	7.21%	L+225	14,496,644	14,496,644	13,197,991
UNIVISION COMMUNICATIONS INC.(4)	09/29/2014	BROADCASTING & ENTERTAINMENT	—	—	503,356	503,356	458,264
VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING & PUBLISHING	6.58%	L+175	6,713,768	6,713,768	6,310,942

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt – (Continued)
VALASSIS COMMUNICATIONS, INC.(4)	03/02/2014	PRINTING & PUBLISHING	—	—	$2,103,908	$2,103,908	$1,977,674
WESTERN REFINING, INC.	05/30/2014	OIL & GAS	6.60%	L+175	3,695,714	3,695,714	3,504,769

Total First Lien Secured Debt					165,941,081	165,934,444	148,781,962

TOTAL INVESTMENTS – 134.6%						$382,162,705	$342,190,612

Cash Equivalents – 32.2%
U.S. TREASURY BILL	03/27/2008		3.14%	—	$80,000,000	$79,406,889	$79,399,360
MONEY MARKET – MUTUAL FUNDS			—	—	2,381,330	2,381,330	2,381,330

Total Cash Equivalents					$82,381,330	$81,788,219	$81,780,690

Total Investments and Cash Equivalents						$463,950,924	$423,971,302

Liabilities in Excess of Other Assets – (66.8%)							(169,749,994)

Net Assets – 100.0%							$254,221,308

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Valued based on our accounting policy (see note 2 to our financial statements).
(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR, or, “L”).
(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Coupon payable in cash or payment in kind.
**	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Subordinated Debt / Corporate Notes – 21.2%
ADVANSTAR, INC.	11/30/2015	OTHER MEDIA	12.20%*	L+700	$14,580,690	$14,580,690	$14,580,690
AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	11.68%*	L+625	18,500,000	18,106,103	17,760,000
PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES & ENTERTAINMENT	14.25%*	—	3,837,578	3,592,573	3,837,578
REALOGY CORP.(5)	04/15/2015	BUILDINGS & REAL ESTATE	12.38%	—	28,000,000	26,117,780	21,140,000

Total Subordinated Debt / Corporate Notes					64,918,268	62,397,146	57,318,268

Second Lien Secured Debt – 25.0%
PERFORMANCE, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES & ENTERTAINMENT	11.11%	L+575	8,750,000	8,750,000	8,750,000
QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	12.08%	L+650	10,000,000	10,000,000	9,800,000
SAINT ACQUISITION CORP.(5)	05/15/2015	TRANSPORTATION	13.31%	L+775	10,000,000	9,932,321	6,800,000
SAINT ACQUISITION CORP.(5)	05/15/2017	TRANSPORTATION	12.50%	—	19,000,000	16,198,167	12,730,000
SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15/2014	CHEMICAL, PLASTICS & RUBBER	12.13%	L+700	17,500,000	17,493,750	17,237,500
TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	11.30%*	L+600	13,000,000	12,886,250	12,431,250

Total Second Lien Secured Debt					78,250,000	75,260,488	67,748,750

					Shares
COMMON EQUITY** – 2.6%
VSS-AHC HOLDINGS, L.L.C.	—	OTHER MEDIA	—	—	3,000	3,000,000	3,269,685
PERFORMANCE HOLDINGS, INC.	—	LEISURE, AMUSEMENT, MOTION PICTURES & ENTERTAINMENT	—	—	37,500	3,750,000	3,750,000

Total Common Equity					40,500	6,750,000	7,019,685

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt – 58.8%
BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING & GLASS	7.34%	L+200	$7,462,500	$7,462,500	$7,274,602
BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	7.76%	L+225	7,896,473	7,887,537	7,571,975
CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	7.13%	L+200	15,000,000	14,992,740	14,468,310
COHR HOLDINGS, INC.	01/31/2013	HEALTH CARE, EDUCATION & CHILDCARE	8.04%	L+250	2,985,000	2,985,000	2,388,000
FR BRAND ACQUISITION CORP.	02/07/2014	ENERGY / UTILITIES	7.53%	L+225	1,990,000	1,990,000	1,887,183
GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	7.47%	L+200	7,000,000	7,000,000	6,405,000
GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	7.61%	L+225	6,483,750	6,487,788	6,147,405
GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	8.70%	L+350	6,947,500	6,947,500	6,079,062
HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	7.60%	L+225	9,000,000	9,000,000	7,845,003
HAWKER BEECHCRAFT, INC.	03/28/2014	AEROSPACE & DEFENSE	7.21%	L+200	1,990,780	1,990,780	1,930,226
HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTH CARE, EDUCATION & CHILDCARE	6.95%	L+175	9,950,000	9,950,000	9,441,615
HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	8.06%	L+250	5,000,000	5,000,000	4,625,000
JACUZZI BRANDS CORP.	02/07/2014	HOME & OFFICE FURNISHINGS, HOUSE WARES & DURABLES	7.44%	L+225	9,963,514	9,963,514	8,947,235
LEVEL 3 FINANCING, INC.	03/13/2014	TELECOMMUNICATIONS	7.61%	L+225	2,000,000	2,000,000	1,939,642
LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	7.58%	L+225	4,842,920	4,842,920	3,357,757
LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	7.56%	L+225	2,020,000	2,020,000	1,939,200
LONGVIEW POWER, L.L.C.(4)	02/28/2014	UTILITIES	—	—	980,000	980,000	940,800
MACH GEN, L.L.C.	02/22/2014	UTILITIES	7.34%	L+200	3,972,813	3,971,545	3,845,683

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt – (Continued)
MATTRESS HOLDING CORP.	01/18/2014	HOME & OFFICE FURNISHINGS, HOUSE WARES & DURABLES	7.61%	L+225	$3,990,000	$3,990,000	$3,740,625
MCJUNKIN CORP.	01/31/2014	OIL & GAS	7.45%	L+225	982,525	982,525	965,331
MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	7.20%	L+200	3,980,000	3,980,000	3,835,725
NATIONAL BEDDING CO., L.L.C.	08/31/2011	HOME & OFFICE FURNISHINGS, HOUSE WARES & DURABLES	7.43%	L+200	6,965,000	6,971,653	6,668,988
PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	7.59%	L+225	4,975,000	4,975,000	4,716,922
PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	7.36%	L+200	1,493,333	1,493,333	1,344,000
PROQUEST CSA, L.L.C.	02/09/2014	EDUCATION	8.20%	L+300	955,833	955,833	936,716
QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	8.56%	L+300	4,974,167	4,974,167	4,839,742
READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING & PUBLISHING	7.43%	L+200	995,006	995,006	940,281
REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRIES	7.64%	L+225	4,937,500	4,937,500	4,835,664
SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	7.78%	L+250	2,867,302	2,867,302	2,680,927
UNIVISION COMMUNICATIONS, INC.	09/29/2014	BROADCASTING & ENTERTAINMENT	7.57%	L+225	14,093,960	14,093,960	13,389,262
UNIVISION COMMUNICATIONS, INC. (4)	09/29/2014	BROADCASTING & ENTERTAINMENT	—	—	906,040	906,040	860,738
VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING & PUBLISHING	6.95%	L+175	7,061,899	7,061,899	6,549,911
VALASSIS COMMUNICATIONS, INC. (4)	03/02/2014	PRINTING & PUBLISHING	—	—	2,103,908	2,103,908	1,951,375
WESTERN REFINING, INC.	05/30/2014	OIL & GAS	6.88%	L+175	3,714,286	3,714,286	3,640,000

Total First Lien Secured Debt					170,481,009	170,474,236	158,929,905

TOTAL INVESTMENTS – 107.6%						$314,881,870	$291,016,608

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT COPRORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Cash Equivalents – 95.4%
U.S. TREASURY BILL	12/27/2007		3.64%	—	$255,000,000	$252,759,931	$252,703,215
MONEY MARKET – MUTUAL FUNDS			—	—	5,256,420	5,256,420	5,256,420

Total Cash Equivalents – 95.4%					260,256,420	258,016,351	257,959,635

Total Investments and Cash Equivalents					$573,946,197	$572,898,221	$548,976,243

Liabilities in Excess of Other Assets – (103.0%)							(278,583,149)

Net Assets – 100.0%							$270,393,094

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Valued based on our accounting policy (see note 2 to our financial statements).
(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR, or, “L”).
(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Coupon payable in cash or payment in kind.
**	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

1. ORGANIZATION

PennantPark Investment Corporation (“PennantPark Investment” or “Company”) was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in U.S. middle-market companies in the form of mezzanine debt, first lien secured debt and equity investments. Before the completion of its initial public offering on April 24, 2007, PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at a price of $15.00 per share to PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”), resulting in net proceeds of $1.2 million, and the purchase of first lien secured debt.

On April 24, 2007 PennantPark Investment closed its Initial Public Offering and sold 20,000,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds of $279.6 million. Also, on April 24, 2007 PennantPark Investment closed a private placement to officers, directors, the investment adviser and managers of the Investment Adviser, pursuant to Regulation D promulgated under the Securities Act of 1933, and issued an additional 320,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds of $4.8 million. On May 21, 2007, the underwriters of the initial public offering exercised their over-allotment option under the Underwriting Agreement and elected to purchase 625,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds of $8.8 million.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates.

The financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)	Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Subordinated debt, first lien secured debt and other debt securities with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but are believed to be inaccurate, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

(5)	The board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firms and the audit committee.

The factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

(d)	We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind, or “PIK,” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

(e)	Before May 1, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. From May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Federal, state and local taxes of $105,880 were accrued and included in PennantPark Investment’s statement of operations for the year ended September 30, 2007. These amounts were paid to the tax authorities in December 2007. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC as of its next taxable year-end, we do not anticipate any material taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, PennantPark Investment is in the process of reviewing SFAS 157 against its valuation policies to determine future applicability.

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

This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a significant effect on the Company’s financial position or its result of operations.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with PennantPark Investment Advisers, LLC under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills (“adjusted gross assets”)) (see note 9). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser has agreed to waive a portion of the base management fee such that the base management fee will equal 1.50% from the consummation of the initial public offering through September 30, 2007; 1.75% from October 1, 2007 through March 31, 2008; and 2.00% thereafter. For the period from the commencement of operations to the consummation of the initial public offering there were no Management Fees. For services rendered under the Investment Management Agreement during the period commencing from the closing of the initial public offering through and including the first six months of operations, the base management fee is payable monthly in arrears. For services rendered under the Investment Management Agreement after that time, the base management fee will be payable quarterly in arrears. For the first quarter of operations, the base management fee was calculated based on the initial value of adjusted gross assets. Subsequently, the base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro rated. For the three months ended December 31, 2007, the Adviser received a base management fee of $1.4 million from the Company.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended December 31, 2007, the Adviser received an Incentive Fee of approximately $447,000 from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the

Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three months ended December 31, 2007, the Investment Adviser was reimbursed approximately $594,000 from the Company, including expenses it incurred on behalf of the Administrator, for services described above.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21,309,375 were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On December 31, 2007, PennantPark Investment’s total net assets and net asset value per share were $254,221,308 and $12.07, respectively.

6. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted per share net decrease in net assets resulting from operations:

Three Months Ended December 31,2007
Numerator for net decrease in net assets per share resulting from operations:	$(11,536,656)
Denominator for basic and diluted weighted average shares:	21,068,772
Basic and diluted net decrease in net assets per share resulting from operations:	$(0.54)

7. INVESTMENTS

Purchases and sales/repayments of long-term investments for the three months ended December 31, 2007 totaled $71.5 million and $4.4 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2007		September 30, 2007
	Cost	Fair Value	Cost	Fair Value
Cash equivalents	$81,788,219	$81,780,690	$258,016,351	$257,959,635
First lien	165,934,444	148,781,962	170,474,236	158,929,905
Second lien	126,948,281	113,499,500	75,260,488	67,748,750
Subordinated debt/corporate notes	82,529,980	73,304,219	62,397,146	57,318,268
Common stock	6,750,000	6,604,931	6,750,000	7,019,685

Total	$463,950,924	$423,971,302	$572,898,221	$548,976,243

The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of December 31, 2007 and September 30, 2007.

Industry Classification	December 31, 2007	September 30, 2007
Other Media	13%	15%
Healthcare, Education & Childcare	10	4
Chemical, Plastics & Rubber	7	6
Energy/Utilities	7	0
Auto Sector	6	0
Consumer Products	6	8
Buildings and Real Estate	5	7
Business Services	5	7
Home and Office Furnishings, Housewares, & Durable Consumer Products	5	7
Leisure, Amusement, Motion Pictures, Entertainment	5	6
Broadcasting and Entertainment	4	5
Cable Television	4	5
Retail Store	4	5
Transportation	4	7
Printing and Publishing	3	3
Cargo Transport	2	2
Containers, Packaging and Glass	2	2
Media	2	2
Utilities	2	2
Manufacturing / Basic Industries	1	2
Oil and Gas	1	2
Telecommunications	1	2
Other	1	1

Total Investments	100%	100%

8. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less will be deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment typically takes proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end or by utilizing repurchase agreements or other balance sheet transactions as it deems appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding at December 31, 2007.

10. FINANCIAL HIGHLIGHTS

Per Share Data:

	Three months ended December 31, 2007	Period from January 11, 2007 (inception) through September 30, 2007
Net asset value, beginning of period	$12.83	$0.00
Net investment income	0.23	0.35
Net realized and unrealized loss	(0.77)	(1.15)

Net decrease in net assets resulting from operations	(0.54)	(0.80)
Dividends and distributions to stockholders(1)	(0.22)	(0.36)
Offering costs related to public offering	—	(1.01)
Issuance of common stock	—	15.00

Net asset value, end of period	$12.07	$12.83

Per share market value, end of period	$10.02	$13.40
Total return(2)*	(23.58)%	(8.29)%

Shares outstanding at end of period	21,068,772	21,068,772

Ratio/Supplemental Data:
Ratio of operating expenses to average net assets**(3)	4.79%	3.76	%(4)
Ratio of credit facility related expenses to average net assets**	1.65%	1.50	%(4)

Total expenses to average net assets**(3)	6.44%	5.26	%(4)

Ratio of net investment income to average net assets**	7.13%	5.96	%(4)

Net assets at end of period	$254,221,308	$270,393,094
Average debt outstanding	$59,038,043	$817,610	(4)
Average debt per share	$2.80	$0.04	(4)
Portfolio turnover ratio**	5.5%	62.2%

*	Not annualized
**	Annualized
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America, or GAAP
(2)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	For the three months ended December 31, 2007, the ratio of operating expenses before management fee waiver to average net assets was 5.10%, and the ratio of total expenses before management fee waiver to average net assets was 6.75%. For the period from April 24, 2007 through September 30, 2007, the ratio of operating expenses before management fee waiver to average net assets was 4.28%, and the ratio of total expenses before management fee waiver to average net assets was 5.78%.
(4)	Since inception of initial public offering on April 24, 2007.

11. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of December 31, there was $91.5 million in outstanding borrowings under the Credit Agreement, with an average interest rate of 5.90%.

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

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the statement of assets and liabilities represent unfunded delayed draws on investments in first lien secured debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”), including the schedule of investments, as of December 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three month period then ended. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation, including the schedule of investments, as of September 30, 2007, and the related consolidated statements of operations, changes in net assets and cash flows for the period from January 11, 2007 (inception) through September 30, 2007; and in our report dated December 12, 2007, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 8, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments.

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

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, Reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this report.

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

Investments

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

We expect that our investments in mezzanine debt, senior secured loans and other investments will range between $10 million and $50 million per portfolio company. We expect this investment size to vary proportionately with the size of our capital base.

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

While our primary focus is to generate current income and capital appreciation through debt and equity investments in private or thinly traded public middle-market U.S. companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek to enhance returns to stockholders. Such investments may include investments in high-yield bonds, distressed debt, and other securities of public companies whose securities are not thinly traded and securities of middle-market companies located outside of the U.S. and private equity. We expect that these public companies generally will issue debt securities that are non-investment grade.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2007, our portfolio consisted of $73.3 million of subordinated debt, $113.5 million of second lien secured debt, $6.6 million of equity investments and $148.8 million of senior secured loans. Our core assets totaled $193.4 million and consisted of investments in twelve different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.8% on the debt investments. On December 31, 2007, our senior secured loan portfolio totaled $148.8 million and consisted of twenty-eight different companies (including two companies also in our core portfolio) with an average investment size of $5.3 million, and a weighted average yield of 7.2%. The overall portfolio had a weighted average yield on debt investments of 10.4%. Due to continued erosion in quoted prices of leveraged finance instruments, the portfolio had unrealized depreciation of $40.0 million. For the three months ended December 31, 2007, we invested 71.0 million across three new and two existing portfolio companies with an average yield of 12.9% on the debt investments. Sales and repayments of long term investments for the three months ended December 31, 2007 totaled $4.4 million. On December 31, 2007, our portfolio consisted of thirty-eight companies and was invested 21% in subordinated debt, 33% in second lien secured debt, 2% in equity investments and 44% in senior secured loans.

As of September 30, 2007, our portfolio consisted of $57.3 million of subordinated debt, $67.8 million of second lien secured debt, $7.0 million of equity investments and $158.9 million of senior secured loans. Our core assets totaled $132.1 million and consisted of investments in eight different companies with an average investment size of $16.5 million per company and a weighted average yield of 13.0% on the debt investments. On September 30, 2007, our senior secured loan portfolio totaled $158.9 million and consisted of thirty-one different companies (including one company also in our core portfolio) with an average investment size of $5.3 million, and a weighted average yield of 7.5%. The overall portfolio had a weighted average yield on debt investments of 10.1%. Due to erosion in quoted prices of leveraged finance instruments, the portfolio had unrealized depreciation of $23.9 million. On September 30, 2007, our portfolio consisted of thirty-eight companies and was invested 20% in subordinated debt, 23% in second lien secured debt, 2% in equity investments and 55% in senior secured loans.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

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

Payment in Kind Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For the Company to maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash.

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

RESULTS OF OPERATIONS

The overall leveraged finance credit market experienced a substantial downturn during the second half of 2007 has resulted in unrealized depreciation on most of our existing assets, slowing of new investment activity and in an improved risk/reward environment for new investments. We did not experience any compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell our senior secured loans and availability under our credit facility.

Set forth below are the results of operations for the three months ended December 31, 2007.

Investment Income

Investment income of $9.0 million for the three months ended December 31, 2007 was primarily attributable to $4.2 million of interest income from senior secured loans investments, which had stated interest rates between 6.6% and 8.3% and a weighted average yield of 7.2%. We recorded interest income of $2.8 million from our second lien secured debt investments, which had stated interest rates between 10.7% and 12.6% and a weighted average yield of 12.4%. We recorded interest income of $1.7 million from our subordinated debt investments, which had stated interest rates between 11.7% and 14.3% and a weighted average yield of 13.4%. The remaining investment income was primarily attributable to interest income from short-term investments and to accretion of discount and amortization of premium.

Expenses

Net expenses totaled $4.3 million for the three months ended December 31, 2007. Of these totals, $1.1 million was attributable to credit facility related expenses, and $1.3 million to general and administrative expenses. Net base management fee totaled $1.4 million, and performance-based incentive fee totaled approximately $447,000 for the three months ended December 31, 2007.

Net Investment Income

Our net investment income totaled $4.7 million or $0.23 cents per share, for the three months ended December 31, 2007.

Net Realized Loss

Sales and paydowns of long-term investments totaled $4.4 million, and net realized losses totaled approximately $211,000 for the three months ended December 31, 2007.

Net Unrealized Depreciation on Investments and cash equivalents

For the three months ended December 31, 2007, the Company’s investments and cash equivalents had a net increase in depreciation of $16.1 million. On December 31, 2007, net unrealized depreciation on investments and cash equivalents totaled $40.0 million, primarily due to the continued downturn in the leveraged finance credit market during the second half of 2007.

Net Decrease in Net Assets From Operations

Net decrease in net assets resulting from operations totaled $11.5 million and $16.7 million, or $0.54 and $0.80 per share, for the three months ended December 31, 2007 and January 11, 2007 (inception) through September 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, we entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of December 31, 2007, we had outstanding borrowings of $91.5 million under the Credit Agreement, with an annual interest rate of 5.90%.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

On December 31, 2007, we had $81.8 million in cash equivalents. During the three months ended December 31, 2007, we generated operating cash flows primarily from interest earned on debt investments, and our primary use of funds for operations during the same period consisted of investments in portfolio companies, payments of fees and other operating expenses incurred by the Company. Our operating activities resulted in a net use of cash of $253.0 million for the three months ended December 31, 2007, and our financing activities resulted in a net inflow of cash of $76.9 million for the same period, primarily from borrowings under our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility (1)	$91.5	—	—	$91.5	—

(1)	On December 31, 2007, $208.5 million remained unused under our senior secured revolving credit facility.

We have entered into certain contracts under which we have material future commitments. On April 17, 2007 we entered into an Investment Management Agreement with PennantPark Investment Advisers in accordance with the 1940 Act, effective as of the completion of our initial public offering. PennantPark Investment Advisers now serves as our investment adviser in accordance with the terms of the Investment Management Agreement. Payments under the Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance (see note 3 to our financial statements for more information).

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

During the three months ended December 31, 2007 we paid to stockholders distributions of $0.22 per share, for a total dividend of $4.6 million. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year.

Of the amount distributed on December 31, 2007, approximately $506,000 was reinvested under our dividend reinvestment plan.

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

We did not experience any compromised liquidity during the recent turmoil in the global credit markets because of our ability to liquidate our portfolio of senior secured loans, which totaled $148.8 million as of December 31, 2007, and availability under our credit facility.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by this report, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates.

Assuming that the balance sheet as of the period covered by this report was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of declining interest rates, our cost of funds would decrease, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the period covered by this report, we did not engage in interest rate hedging activities.

Item 4.	Controls and Procedures

As of the period covered by this report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Our annual report is posted on the SEC’s web site, www.sec.gov, and on our web-site, www.pennantpark.com. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrants Annual Report on Form 10-K, filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Exhibit Filing as Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-140092), filed on April 5, 2007).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.2	Form of Custodian Agreement between the Registrant and LaSalle Bank National Association (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to the Registrant’s Form 8-K Exhibit 99-2 (File No. 814-00736)), filed on June 28, 2007).

10.4	Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibits 99.2 (File No. 814-00736), filed on June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant, filed December 13, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 8, 2008	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: February 8, 2008	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)