Form 10-Q
period 2008-03-31
PENNANTPARK INVESTMENT CORP
filed 2008-05-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 5, 2008 was 21,068,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Statement of Assets and Liabilities as of March 31, 2008 (unaudited) and September 30, 2007	2

Statement of Operations (unaudited) for the three and six months ended March 31, 2008 and for the period January 11, 2007 (inception) through March 31, 2007	3

Statement of Changes in Net Assets for the six months ended March 31, 2008 (unaudited) and for the period January 11, 2007 (inception) through September 30, 2007)	4

Statement of Cash Flows (unaudited) for the six months ended March 31, 2008 and for the period January 11, 2007 (inception) through March 31, 2007	5

Schedule of Investments as of March 31, 2008 (unaudited) and September 30, 2007	6

Notes to Financial Statements	15

Report of Independent Registered Public Accounting Firm	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Forward-Looking Statements	23

Overview	23

Investments	24

Revenues	24

Expenses	24

Portfolio and Investment Activity	25

Critical Accounting Policies	25

Results of Operations	27

Liquidity and Capital Resources	28

Contractual Obligations	29

Off-Balance Sheet Arrangements	29

Distributions	29

Item 3. Quantitative And Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2008 (Unaudited)	September 30, 2007
Assets
Investments, at fair value (cost—$413,632,567 and $314,881,870 respectively)[1]	$335,883,881	$291,016,608
Cash equivalents (cost—$81,249,903 and $258,016,351 respectively)	81,249,903	257,959,635
Interest receivable	5,070,891	4,517,850
Prepaid expenses and other assets	1,494,991	1,513,583

Total assets	423,699,666	555,007,676

Liabilities
Payable for cash equivalents purchased	—	252,759,931
Payable for investments purchased	8,620,000	16,583,921
Unfunded investments	2,607,264	3,989,948
Credit facility payable	194,500,000	10,000,000
Interest payable	765,233	170,989
Accrued other expenses	949,664	1,109,793

Total liabilities	207,442,161	284,614,582

Net Assets
Common stock, par value $.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Distributions in excess of net investment income	(286,276)	(196,769)
Accumulated net realized loss	(315,206)	(95,832)
Net unrealized depreciation on investments and cash equivalents	(77,748,686)	(23,921,978)

Total net assets	$216,257,505	$270,393,094

Total liabilities and net assets	$423,699,666	$555,007,676

Net asset value per share	$10.26	$12.83

[1]	None of our portfolio companies are controlled by, or affiliated with, PennantPark Investment Corporation as defined by the Investment Company Act of 1940, as amended.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2008	Period from January 11, 2007 (inception) through March 31, 2007	Six months ended March 31, 2008
Investment income:
Interest	$9,678,012	$772,983	$18,661,648
Other	35,910	—	55,882

Total investment income	9,713,922	772,983	18,717,530

Expenses:
Base management fee	1,725,466	—	3,365,841
Performance-based incentive fee (see note 3)	1,000,725	—	1,448,107
Interest and other credit facility expenses	1,669,296	740,975	2,766,403
Administrative services expenses	548,631	—	1,212,321
Professional fees	227,571	—	522,411
Directors’ fees	116,257	—	272,015
Organizational expenses	—	283,228	—
Insurance	89,813	—	180,593
Other general and administrative expenses	102,973	—	189,817

Expenses before base management fee waiver	5,480,732	1,024,203	9,957,508

Base management fee waiver	(215,684)	—	(420,731)

Net expenses	5,265,048	1,024,203	9,536,777

Net investment income (loss)	4,448,874	(251,220)	9,180,753

Realized and unrealized loss on investments and cash equivalents:
Net realized loss on investments and cash equivalents	(8,483)	19,375	(219,374)
Change in net unrealized depreciation on investments and cash equivalents	(37,769,064)	(1,701)	(53,826,708)

Net realized and unrealized loss from investments and cash equivalents	(37,777,547)	17,764	(54,046,082)

Net decrease in net assets resulting from operations	$(33,328,673)	$(233,546)	$(44,865,329)

Loss per common share (see note 6)	$(1.58)	$(2.92)	$(2.13)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENT OF CHANGES IN NET ASSETS

	Six months ended March 31, 2008 (unaudited)	Period from January 11, 2007 (inception) through September 30, 2007
Decrease in net assets from operations:
Net investment income	$9,180,753	$7,304,496
Net realized loss on investments and cash equivalents	(219,374)	(81,769)
Net change in unrealized depreciation on investments and cash equivalents	(53,826,708)	(23,921,978)

Net decrease in net assets resulting from operations	(44,865,329)	(16,699,251)

Dividends and distributions to Stockholders:
Dividends from net investment income	(9,270,260)	(7,545,458)
Return of capital	—	(28,356)

Total dividends and distributions	(9,270,260)	(7,573,814)

Capital share transactions:
Issuance of shares of common stock	—	315,375,000
Offering costs related to public share offerings	—	(21,309,375)
Reinvestment of dividends	—	600,534

Net increase in net assets resulting from capital share transactions	—	294,666,159
Total increase (decrease) in net assets	(54,135,589)	270,393,094
Net Assets:
Beginning of period	270,393,094	—

End of period	$216,257,505	$270,393,094

Capital Share Activity:
Shares issued from subscriptions	—	21,025,000
Shares issued from reinvestment of dividend	—	43,772

Total increase in capital shares	—	21,068,772

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31, 2008	For the period January 11, 2007 (inception) through March 31, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(44,865,329)	$(233,546)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Change in net unrealized depreciation on investments and cash equivalents	53,826,708	1,701
Net realized loss (gain) on investments and cash equivalents	219,374	(19,375)
Net accretion of discount and amortization of premium	(503,258)	—
Purchase of investments	(102,445,311)	(243,686,040)
Payment-in-kind interest	(1,177,816)	—
Proceeds from disposition of investments	5,213,030	7,769,375
Increase in receivable for investments sold	—	(6,764,375)
Increase in interest receivable	(553,041)	(390,497)
Increase in interest payable on credit facility	594,244	—
Decrease in prepaid expenses and other assets	18,592	—
Decrease in payables for cash equivalents purchased	(252,759,931)	—
(Decrease) increase in payables for investments purchased	(7,963,921)	88,230,749
(Decrease) increase in unfunded investments	(1,382,684)	7,976,040
(Decrease) increase in accrued expenses	(160,129)	283,228

Net cash used by operating activities	(351,939,472)	(146,832,740)

Cash flows from financing activities:
Increase in issuance of common stock	—	1,200,000
Dividends and distributions to stockholders	(9,270,260)	—
Borrowings under credit facility (see note 11)	243,500,000	147,320,007
Repayments under credit facility (see note 11)	(59,000,000)	—

Net cash provided by financing activities	175,229,740	148,520,007

Net (decrease) increase in cash and cash equivalents	(176,709,732)	1,687,267
Cash and cash equivalents, beginning of period	257,959,635	—

Cash and cash equivalents, end of period	$81,249,903	$1,687,267

Supplemental disclosure of cash flow information:
Interest paid	$1,759,321	$—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Subordinated Debt / Corporate Notes – 42.8%

ADVANSTAR, INC.	11/30/2015	OTHER MEDIA	9.67%*	L+700	$15,480,208	$15,480,208	$12,384,166

AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	9.27%*	L+625	18,500,000	18,150,501	14,615,000

CONSOLIDATED FOUNDRIES, INC.	04/17/2015	AEROSPACE & DEFENSE	14.25%*	—	8,000,000	7,820,000	8,000,000

INTERDYNAMICS HOLDINGS, INC.	05/20/2012	AUTO SECTOR	13.75%	—	20,000,000	19,494,522	20,000,000

PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	14.25%*	—	4,115,876	3,882,232	4,115,876

REALOGY CORP.	04/15/2015	BUILDINGS & REAL ESTATE	12.38%	—	28,000,000	26,223,603	12,460,000

UP ACQUISITION SUB INC.	02/08/2015	OIL & GAS	13.50%	—	21,000,000	20,383,058	21,000,000

Total Subordinated Debt / Corporate Notes					115,096,084	111,434,124	92,575,042

Second Lien Secured Debt – 46.5%

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.	02/07/2015	ENERGY / UTILITIES	9.24%	L+600	11,600,000	11,257,394	10,382,000

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.	02/07/2015	ENERGY / UTILITIES	10.13%	L+700	12,000,000	11,657,774	9,840,000

GENERICS INTERNATIONAL (U.S.), INC.	05/19/2015	HEALTHCARE, EDUCATION & CHILDCARE	10.20%	L+750	12,000,000	11,943,020	11,880,000

PERFORMANCE, INC.	07/02/2013	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	9.00%	L+575	8,750,000	8,750,000	7,726,250

QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	9.56%	L+650	10,000,000	10,000,000	9,000,000

SAINT ACQUISITION CORP.(5)	05/15/2015	TRANSPORTATION	10.82%	L+775	10,000,000	9,941,689	3,975,000

SAINT ACQUISITION CORP.(5)	05/15/2017	TRANSPORTATION	12.50%	—	19,000,000	16,381,661	7,742,500

SHERIDAN HOLDINGS, INC.	06/15/2015	HEALTHCARE, EDUCATION & CHILDCARE	9.81%*	L+575	12,500,000	11,788,635	9,375,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Second Lien Secured Debt - (Continued)
SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15/2014	CHEMICAL, PLASTICS & RUBBER	9.70%*	L+700	$22,500,000	$22,484,756	$21,600,000
TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	8.70%*	L+600	13,000,000	12,893,473	9,100,000

Total Second Lien Secured Debt					131,350,000	127,098,402	100,620,750

PREFERRED EQUITY – 0.4%					Shares
CFHC HOLDINGS, INC. , CLASS A (CONSOLIDATED FOUNDRIES, INC.)	—	AEROSPACE & DEFENSE	12.00%*	—	784	784,000	784,000

Total Preferred Equity					784	784,000	784,000

COMMON EQUITY/PARTNERSHIP INTERESTS ** – 3.6%

CFHC HOLDINGS, INC. (CONSOLIDATED FOUNDRIES, INC.)	—	AEROSPACE & DEFENSE	—	—	1,600	16,000	16,000

NCP-PERFORMANCE (PERFORMANCE HOLDINGS, INC.)	—	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	—	—	37,500	3,750,000	2,511,876

UP HOLDINGS INC.	—	OIL & GAS	—	—	91,608	2,500,000	3,548,690

AHC MEZZANINE (ADVANSTAR, INC.)	—	OTHER MEDIA	—	—	3,000	3,000,000	1,701,231

Total Common Equity/Partnership Interests					133,708	9,266,000	7,777,797

First Lien Secured Debt – 62.0%					Par
BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING & GLASS	5.10%	L+200	$7,425,000	7,425,000	6,309,186

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.	02/07/2014	ENERGY /UTILITIES	5.03%	L+225	1,980,000	1,980,000	1,841,400

BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	5.34%	L+225	7,896,473	7,888,328	6,556,544

CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	5.26%	L+200	14,962,500	14,955,821	12,627,722

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt—(Continued)

COHR HOLDINGS, INC.	01/31/2013	HEALTHCARE, EDUCATION & CHILDCARE	5.59%	L+250	$2,970,000	$2,970,000	$1,871,100

GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	5.43%	L+200	7,000,000	7,000,000	4,760,000

GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	5.86%	L+225	6,435,000	6,438,701	5,212,350

GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	6.20%	L+350	6,912,500	6,912,500	5,391,750

HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	6.74%	L+225	8,955,000	8,955,000	6,626,700

HAWKER BEECHCRAFT, INC.	03/28/2014	AEROSPACE & DEFENSE	4.91%	L+200	1,931,915	1,931,915	1,796,078

HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTHCARE, EDUCATION & CHILDCARE	4.45%	L+175	9,718,182	9,718,182	8,388,006

HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	5.63%	L+250	5,000,000	5,000,000	4,150,000

JACUZZI BRANDS CORP.	02/07/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	5.45%	L+225	9,927,027	9,927,027	7,882,059

LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	5.05%	L+225	4,818,584	4,818,584	2,939,336

LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	4.98%	L+225	3,000,000	3,000,000	2,550,000

MACH GEN, L.L.C.	02/22/2014	UTILITIES	5.06%	L+200	3,949,309	3,948,139	3,643,237

MATTRESS HOLDING CORP.	01/18/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	5.50%	L+225	3,970,050	3,970,050	2,659,934

MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	4.67%	L+200	3,960,000	3,960,000	3,484,800

NATIONAL BEDDING CO., L.L.C.	02/28/2013	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	4.74%	L+200	6,912,500	6,918,718	5,633,688

PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	4.95%	L+225	4,950,000	4,950,000	3,762,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(UNAUDITED)

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt - (Continued)

PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	5.16%	L+200	$1,482,133	$1,482,133	$1,215,349

QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	6.58%	L+300	4,949,167	4,949,167	4,528,487

READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING & PUBLISHING	5.08%	L+200	990,000	990,000	810,810

REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRY	5.33%	L+225	4,937,500	4,937,500	4,468,438

SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	5.14%	L+250	2,867,302	2,867,302	2,265,169

UNIVISION COMMUNICATIONS INC.	09/29/2014	BROADCASTING & ENTERTAINMENT	5.48%	L+225	14,496,644	14,496,644	11,389,752

UNIVISION Communications Inc.(4)	09/29/2014	BROADCASTING & ENTERTAINMENT	—	—	503,356	503,356	395,478

VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING & PUBLISHING	4.45%	L+175	6,365,637	6,365,637	5,856,386

VALASSIS COMMUNICATIONS, INC.(4)	03/02/2014	PRINTING & PUBLISHING	—	—	2,103,908	2,103,908	1,935,596

WESTERN REFINING, INC.	05/30/2014	OIL & GAS	4.99%	L+175	3,686,429	3,686,429	3,174,937

Total First Lien Secured Debt					165,056,116	165,050,041	134,126,292

TOTAL INVESTMENTS – 155.3%						$413,632,567	$335,883,881

Cash Equivalents – 37.6%

MONEY MARKET – MUTUAL FUNDS			—	—	81,249,903	81,249,903	81,249,903

Total Cash Equivalents					81,249,903	81,249,903	81,249,903

Total Investments and Cash Equivalents – 192.9%						$494,882,470	$417,133,784

Liabilities In Excess of Other Assets – (92.9%)							(200,876,279)

Net Assets – 100.0%							$216,257,505

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(UNAUDITED)

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Valued based on our accounting policy (see note 2 to our financial statements).

(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”).

(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.

(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

*	Coupon payable in cash or payment-in-kind (“PIK”).

**	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Subordinated Debt / Corporate Notes – 21.2%

ADVANSTAR, INC.	11/30/2015	OTHER MEDIA	12.20%*	L+700	$14,580,690	$14,580,690	$14,580,690

AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	11.68%*	L+625	18,500,000	18,106,103	17,760,000

PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	14.25%*	—	3,837,578	3,592,573	3,837,578

REALOGY CORP.(5)	04/15/2015	BUILDINGS & REAL ESTATE	12.38%	—	28,000,000	26,117,780	21,140,000

Total Subordinated Debt / Corporate Notes					64,918,268	62,397,146	57,318,268

Second Lien Secured Debt – 25.0%

PERFORMANCE, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	11.11%	L+575	8,750,000	8,750,000	8,750,000

QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	12.08%	L+650	10,000,000	10,000,000	9,800,000

SAINT ACQUISITION CORP.(5)	05/15/2015	TRANSPORTATION	13.31%	L+775	10,000,000	9,932,321	6,800,000

SAINT ACQUISITION CORP.(5)	05/15/2017	TRANSPORTATION	12.50%	—	19,000,000	16,198,167	12,730,000

SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15/2014	CHEMICAL, PLASTICS & RUBBER	12.13%	L+700	17,500,000	17,493,750	17,237,500

TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	11.30%*	L+600	13,000,000	12,886,250	12,431,250

Total Second Lien Secured Debt					78,250,000	75,260,488	67,748,750

COMMON EQUITY/ PARTNERSHIP INTEREST** – 2.6%					Shares
AHC MEZZANINE (ADVANSTAR, INC.)	—	OTHER MEDIA	—	—	3,000	3,000,000	3,269,685

NCP-PERFORMANCE (PERFORMANCE HOLDINGS, INC.)	—	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	—	—	37,500	3,750,000	3,750,000

Total Common Equity/Partnership Interest					40,500	6,750,000	7,019,685

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt – 58.8%

BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING & GLASS	7.34%	L+200	$7,462,500	$7,462,500	$7,274,602

BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	7.76%	L+225	7,896,473	7,887,537	7,571,975

CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	7.13%	L+200	15,000,000	14,992,740	14,468,310

COHR HOLDINGS, INC.	01/31/2013	HEALTHCARE, EDUCATION & CHILDCARE	8.04%	L+250	2,985,000	2,985,000	2,388,000

FR BRAND ACQUISITION CORP.	02/07/2014	ENERGY / UTILITIES	7.53%	L+225	1,990,000	1,990,000	1,887,183

GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	7.47%	L+200	7,000,000	7,000,000	6,405,000

GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	7.61%	L+225	6,483,750	6,487,788	6,147,405

GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	8.70%	L+350	6,947,500	6,947,500	6,079,062

HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	7.60%	L+225	9,000,000	9,000,000	7,845,003

HAWKER BEECHCRAFT, INC.	03/28/2014	AEROSPACE & DEFENSE	7.21%	L+200	1,990,780	1,990,780	1,930,226

HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTHCARE, EDUCATION & CHILDCARE	6.95%	L+175	9,950,000	9,950,000	9,441,615

HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	8.06%	L+250	5,000,000	5,000,000	4,625,000

JACUZZI BRANDS CORP.	02/07/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	7.44%	L+225	9,963,514	9,963,514	8,947,235

LEVEL 3 FINANCING, INC.	03/13/2014	TELECOMMUNICATIONS	7.61%	L+225	2,000,000	2,000,000	1,939,642

LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	7.58%	L+225	4,842,920	4,842,920	3,357,757

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
First Lien Secured Debt - (Continued)

LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	7.56%	L+225	$2,020,000	$2,020,000	$1,939,200

LONGVIEW POWER, L.L.C.(4)	02/28/2014	UTILITIES	—	—	980,000	980,000	940,800

MACH GEN, L.L.C.	02/22/2014	UTILITIES	7.34%	L+200	3,972,813	3,971,545	3,845,683

MATTRESS HOLDING CORP.	01/18/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	7.61%	L+225	3,990,000	3,990,000	3,740,625

MCJUNKIN CORP.	01/31/2014	OIL & GAS	7.45%	L+225	982,525	982,525	965,331

MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	7.20%	L+200	3,980,000	3,980,000	3,835,725

NATIONAL BEDDING CO., L.L.C.	08/31/2011	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	7.43%	L+200	6,965,000	6,971,653	6,668,988

PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	7.59%	L+225	4,975,000	4,975,000	4,716,922

PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	7.36%	L+200	1,493,333	1,493,333	1,344,000

PROQUEST CSA, L.L.C.	02/09/2014	EDUCATION	8.20%	L+300	955,833	955,833	936,716

QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	8.56%	L+300	4,974,167	4,974,167	4,839,742

READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING & PUBLISHING	7.43%	L+200	995,006	995,006	940,281

REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRY	7.64%	L+225	4,937,500	4,937,500	4,835,664

SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	7.78%	L+250	2,867,302	2,867,302	2,680,927

UNIVISION COMMUNICATIONS INC.	09/29/2014	BROADCASTING & ENTERTAINMENT	7.57%	L+225	14,093,960	14,093,960	13,389,262

UNIVISION COMMUNICATIONS INC.(4)	09/29/2014	BROADCASTING & ENTERTAINMENT	—	—	906,040	906,040	860,738

VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING & PUBLISHING	6.95%	L+175	7,061,899	7,061,899	6,549,911

VALASSIS COMMUNICATIONS, INC.(4)	03/02/2014	PRINTING & PUBLISHING	—	—	2,103,908	2,103,908	1,951,375

WESTERN REFINING, INC.	05/30/2014	OIL & GAS	6.88%	L+175	3,714,286	3,714,286	3,640,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name(1)	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (3)	Par	Cost	Value(2)
Total First Lien Secured Debt					$170,481,009	$170,474,236	$158,929,905

TOTAL INVESTMENTS – 107.6%						$314,881,870	$291,016,608

Cash Equivalents – 95.4%
U.S. TREASURY BILL	12/27/2007		3.64%	—	255,000,000	252,759,931	252,703,215

MONEY MARKET – MUTUAL FUNDS			—	—	5,256,420	5,256,420	5,256,420

Total Cash Equivalents					260,256,420	258,016,351	257,959,635

Total Investments and Cash Equivalents – 203.03%						$572,898,221	$548,976,243

Liabilities in Excess of Other Assets – (103.0%)							(278,583,149)

Net Assets – 100.0%							$270,393,094

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Valued based on our accounting policy (see note 2 to our financial statements).
(3)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”).
(4)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
*	Coupon payable in cash or payment-in-kind (“PIK”).
**	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

The significant accounting policies consistently followed by PennantPark Investment are:

(a)

Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Subordinated debt, first lien secured debt and other debt securities with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but are believed to be inaccurate, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed to be inaccurate. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

(4)	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	The board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

The factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

(d)	We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payment-in-kind, or “PIK,” interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

(e)	Before May 1, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. From May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC as of its next taxable year-end, we do not anticipate paying any material corporate-level taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, PennantPark Investment is in the process of reviewing SFAS 157 against its valuation policies to determine its future applicability.

(h)	In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, PennantPark Investment is in the process of reviewing SFAS 159 against its valuation policies to determine its future applicability.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with PennantPark Investment Advisers, LLC. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 8). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee will equal 2.00% after March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and six months ended March 31, 2008, the Investment Adviser received a net base management fee of $1.5 million and $2.9 million, respectively, from the Company. For the period January 11, 2007 (inception) to March 31, 2007, the Investment Adviser did not receive a base management fee from the Company.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three and six months ended March 31, 2008, the Adviser received an incentive fee of $1.0 million and $1.4 million, respectively, from the Company. For the period January 11, 2007 (inception) to March 31, 2007, the Investment Adviser did not receive an Incentive Fee from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three and six months ended March 31, 2008, the Investment Adviser was reimbursed $0.5 million and $1.1 million, respectively, from the Company, including expenses it incurred on behalf of the Administrator, for services described above. For the period January 11, 2007 (inception) to March 31, 2007, the Investment Adviser was not reimbursed from the Company for services described above.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21.3 million were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On March 31, 2008, PennantPark Investment’s total net assets and net asset value per share were $216.3 million and $10.26, respectively. On September 30, 2007, PennantPark Investment’s total net assets and net assets value per share were $270.4 million and $12.83, respectively.

6. LOSS PER SHARE

The following information sets forth the computation of basic and diluted per share net decrease in net assets resulting from operations:

Class and Year	Three months ended March 31, 2008	Period from January 11, 2007 (inception) through March 31, 2007	Six months ended March 31, 2008
Numerator for net decrease in net assets per share resulting from operations:	$(33,328,673)	$(233,546)	$(44,865,329)
Denominator for basic and diluted weighted average shares:	21,068,772	80,000	21,068,772
Basic and diluted net decrease in net assets per share resulting from operations:	$(1.58)	$(2.92)	$(2.13)

7. INVESTMENTS

Purchases and sales/repayments of long-term investments for the three months ended March 31, 2008 totaled $31.5 million and $0.9 million, respectively. In addition, for the six months ended March 31, 2008 purchase and sales/repayments of long-term investments totaled $102.5 million and $5.2 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2008		September 30, 2007
	Cost	Fair Value	Cost	Fair Value
Cash equivalents	$81,249,903	$81,249,903	$258,016,351	$257,959,635
First lien	165,050,041	134,126,292	170,474,236	158,929,905
Second lien	127,098,402	100,620,750	75,260,488	67,748,750
Subordinated debt / corporate notes	111,434,124	92,575,042	62,397,146	57,318,268
Preferred equity	784,000	784,000	—	—
Common equity	9,266,000	7,777,797	6,750,000	7,019,685

Total	$494,882,470	$417,133,784	$572,898,221	$548,976,243

The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of March 31, 2008 and September 30, 2007.

Industry Classification	March 31, 2008	September 30, 2007
Other Media	11%	15%
Healthcare, Education & Childcare	9	4
Oil and Gas	8	2
Auto Sector	6	—
Chemical, Plastic & Rubber	6	6
Consumer Products	6	8
Energy /Utilities	6	—
Home and Office Furnishings, Housewares, & Durable Consumer Products	5	7
Broadcasting and Entertainment	4	5
Buildings and Real Estate	4	7
Business Services	4	7
Cable Television	4	5
Leisure, Amusement, Motion Picture, Entertainment	4	6
Retail Store	4	5
Transportation	4	7
Aerospace and Defense	3	—
Printing and Publishing	3	3
Cargo Transport	2	2
Containers, Packaging and Glass	2	2
Utilities	2	2
Manufacturing / Basic Industry	1	2
Media	1	2
Telecommunications	1	2
Other	—	1

Total	100%	100%

8. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less will be deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment typically takes proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on our Revolving Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as we deem appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on March 31, 2008 or September 30, 2007.

10. FINANCIAL HIGHLIGHTS

Per Share Data:

	Six months ended March 31, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Net asset value, beginning of period	$12.83	$—
Net investment income	0.44	0.35
Net realized and unrealized loss	(2.57)	(1.15)

Net decrease in net assets resulting from operations	(2.13)	(0.80)
Dividends and distributions to stockholders(1)	(0.44)	(0.36)
Offering costs related to public offering	—	(1.01)
Issuance of common stock	—	15.00

Net asset value, end of period	$10.26	$12.83

Per share market value, end of period	$8.51	$13.40
Total return(2)*	(33.44)%	(8.29)%

Shares outstanding at end of period	21,068,772	21,068,772

Ratio/Supplemental Data:
Ratio of operating expenses to average net assets**(3)	5.42%	3.76	%(4)

Ratio of credit facility related expenses to average net assets**	2.21%	1.50	%(4)

Total expenses to average net assets**(3)	7.63%	5.26	%(4)

Ratio of net investment income to average net assets**	7.35%	5.96	%(4)

Net assets at end of period	$216,257,505	$270,393,094
Average debt outstanding	$80,568,306	$817,610	(4)
Average debt per share	$3.82	$0.04	(4)
Portfolio turnover ratio**	3.26%	62.2%

*	Not annualized
**	Annualized
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	For the six months ended March 31, 2008, the ratio of operating expenses before management fee waiver to average net assets was 5.76%, and the ratio of total expenses before management fee waiver to average net assets was 7.97%. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the ratio of operating expenses before management fee waiver to average net assets was 4.28%, and the ratio of total expenses before management fee waiver to average net assets was 5.78%.
(4)	Since inception of initial public offering on April 24, 2007.

11. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of March 31, 2008, there was $194.5 million in outstanding borrowings under the Credit Agreement, with an average interest rate of 5.41%.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”) including the schedules of investments as of March 31, 2008 and the related statements of operations for the three and six month periods ended March 31, 2008, and the period from January 11, 2007 (inception) through March 31, 2007 and the Statements of changes in net assets for the six months period ended March 31, 2008 and the period January 11, 2007 (inception) through September 30, 2007 and the Statements of cash flows for the six months ended March 31, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PennantPark Investment Corporation, including the schedule of investments, as of September 30, 2007, and the related consolidated statements of operations, changes in net assets and cash flows for the period from January 11, 2007 (inception) through September 30, 2007; and in our report dated December 12, 2007, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

May 7, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.

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

Our investment activities are managed by the Investment Adviser and supervised by our board of directors, a majority of whom are independent of us and the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay the Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Investments

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. From time to time, we may also invest in public companies whose securities are thinly traded. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt and, to a lesser extent, equity investments.

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

We expect that our investments in mezzanine debt and other investments will range between $10 million and $50 million each. We expect this investment size to vary proportionately with the size of our capital base.

The level of our investment activity in our core assets depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Although we have used, and will continue to use, the proceeds of our initial public offering and borrowings under our credit facility, we anticipate that it will take us up to two years from the date of our initial public offering to invest all of our assets in accordance with our investment objectives. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

While our primary focus is to generate current income and capital appreciation through debt and equity investments in thinly traded or private U.S. companies, we may invest up to 30% of the portfolio in opportunistic investments. These investments may include investments in high-yield bonds, distressed debt or other securities of public companies that are not thinly traded and securities of companies located outside of the U.S. We expect that these public companies generally will issue debt securities that are non-investment grade.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recorded on the ex-dividend date.

Expenses

Our primary operating expenses include the payment of management fees to the Investment Adviser, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our management fee compensates the Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We bear all other costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews on prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2008, our portfolio consisted of $92.6 million of subordinated debt, $100.6 million of second lien secured debt, $8.6 million of equity investments and $134.1 million of senior secured loans. Our core assets totaled $201.8 million and consisted of investments in fourteen different companies with an average investment size of $14.4 million per company and a weighted average yield of 11.7 % on the debt investments. On March 31, 2008, our senior secured loan portfolio totaled $134.1 million and consisted of twenty-eight different companies (including two companies also in our core portfolio) with an average investment size of $4.8 million, and a weighted average yield of 5.3%. The overall portfolio had a weighted average yield on debt investments of 9.2%. Due to continued erosion in market prices of leveraged finance instruments and a significant reduction in LIBOR, the portfolio had unrealized depreciation of $77.7 million. As of March 31, 2008, our portfolio consisted of forty companies and was invested 28% in subordinated debt, 30% in second lien secured debt, 2% in equity investments and 40% in senior secured loans.

For the three months ended March 31, 2008, we invested $31.5 million in two new companies with an average yield of 14.4% on the debt investments. Sales and repayments of long-term investments for the three months ended March 31, 2008 totaled $0.9 million. For the six months ended March 31, 2008, we invested $102.5 million in new and existing portfolio companies with an average yield of 13.3% on the debt investments. Sales and repayments of long-term investments for the six months ended March 31, 2008 totaled $5.2 million.

As of September 30, 2007, our portfolio consisted of $57.3 million of subordinated debt, $67.8 million of second lien secured debt, $7.0 million of equity investments and $158.9 million of senior secured loans. Our core assets totaled $132.1 million and consisted of investments in eight different companies with an average investment size of $16.5 million per company and a weighted average yield of 13.0% on the debt investments. On September 30, 2007, our senior secured loan portfolio totaled $158.9 million and consisted of thirty-one different companies (including one company also in our core portfolio) with an average investment size of $5.3 million, and a weighted average yield of 7.5%. The overall portfolio had a weighted average yield on debt investments of 10.1%. Due to erosion in market prices of leveraged finance instruments, the portfolio had unrealized depreciation of $23.9 million. On September 30, 2007, our portfolio consisted of thirty-eight companies and was invested 20% in subordinated debt, 23% in second lien secured debt, 2% in equity investments and 55% in senior secured loans.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs in connection with one of our portfolio companies, our board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation of our investment in such portfolio company. Because there are not always readily available markets for many of the investments in our portfolio, we value certain of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

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

•

The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

•

The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on the ex-dividend date.

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

Payment in Kind Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For the Company to maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash with respect to PIK securities.

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

Set forth below are the results of operations for the three and six months ended March 31, 2008.

Investment Income

Investment income for the three and six months ended March 31, 2008, was $9.7 million and $18.7 million, respectively. Investment income for the three and six months ended March 31, 2008, was primarily attributed to $3.7 million and $7.9 million of interest income from senior secured loan investments, respectively; $3.9 million and $6.8 million from our second lien secured debt investments, respectively; and $1.8 million and $3.5 million from our subordinated debt investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments and to accretion of discount and amortization of premium.

Investment income for the period January 11, 2007 (inception) through March 31, 2007 was $0.8 million, which was primarily attributed to senior secured loan investments.

Expenses

Net expenses for the three and six months ended March 31, 2008, totaled $5.3 million and $9.5 million, respectively. Of these totals, $1.7 million and $2.8 million were attributable to credit facility related expenses, and $1.1 million and $2.4 million to general and administrative expenses, respectively. Net base management fee for the same periods totaled $1.5 million and $2.9 million, and performance-based incentive fee totaled $1.0 million and $1.4 million, respectively.

Net expenses for the period January 11, 2007 (inception) through March 31, 2007 totaled $1.0 million. Of this total $0.7 million was primarily attributed to credit facility related expenses and $0.3 million was related to administrative and organizational costs.

Net Investment Income

Net investment income totaled $4.4 million and $9.2 million or $0.21 and $0.44 per share, respectively, for the three and six months ended March 31, 2008.

Net investment loss totaled $0.3 million or $3.14 per share for the period January 11, 2007 (inception) to March 31, 2007.

Net Realized Loss

Sales and paydowns of long-term investments for the three and six months ended March 31, 2008 totaled $0.9 million and $5.2 million, respectively, and net realized losses totaled approximately $8,500 and $219,000, respectively.

Net realized gains on investments totaled approximately $19,000 for the period from January 11, 2007 (inception) through March 31, 2007.

Net Unrealized Depreciation on Investments and cash equivalents

The Company’s investments and cash equivalents had a net increase in unrealized depreciation of $37.8 million and $53.8 million, respectively, for the three and six months ended March 31, 2008. On March 31, 2008, net unrealized depreciation on investments and cash equivalents totaled $77.7 million, primarily due to the continued downturn in the leveraged finance credit market.

Net Decrease in Net Assets From Operations

Net decrease in net assets resulting from operations totaled $33.3 million and $44.9 million, or $1.58 and $2.13 per share, respectively, for the three and six months ended March 31, 2008.

Net decrease in net assets resulting from operations totaled $0.2 million or $2.92 per share for the period from January 11, 2007 (inception) through March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, we entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of March 31, 2008, we had outstanding borrowings of $194.5 million under the Credit Agreement, with an average interest rate of 5.41%.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

On March 31, 2008, we had $81.2 million in cash equivalents. During the six months ended March 31, 2008, we generated operating cash flows primarily from interest earned on debt investments, and our primary use of funds for operations during the same period consisted of investments in portfolio companies, payments of fees and other operating expenses incurred by the Company. Our operating activities resulted in a net use of cash of $98.9 million and $351.9 million, respectively, for the three and six months ended March 31, 2008, and our financing activities resulted in a net inflow of cash of $98.3 million and $175.2 million for the same periods, primarily from borrowings under our credit facility.

During the period from January 11, 2007 (inception) through March 31, 2007, cash and cash equivalents increased from $0 to $1,687,267. Cash was provided by financing activities through the issuance of 80,000 shares of common stock and borrowings under the Credit Facility. Cash was used by operating activities through the purchase of investments net of amounts payable for such purchases, and through payment of operating expenses net of amounts accrued as of March 31, 2007. Cash was provided by operating activities through proceeds from dispositions of investments net of amounts receivable for investments sold, and through interest earned on investments net of amounts receivable as of March 31, 2007.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total		Less than 1 year	1-3 years	3-5 years		More than 5 years
Senior secured revolving credit facility (1)	$194.5	(2)	—	—	$194.5	(2)	—

(1)	On March 31, 2008, $105.5 million remained unused under our senior secured revolving credit facility.
(2)	Including $80.0 million temporary draw.

We have entered into certain contracts under which we have material future commitments. On April 17, 2007 we entered into an Investment Management Agreement with PennantPark Investment Advisers in accordance with the 1940 Act, effective as of the completion of our initial public offering, pursuant to which the Investment Adviser provides us with investment advisory and management services. Payments under the Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance (see note 3 to our financial statements for more information).

Pursuant to an Administration Agreement, dated April 17, 2007, the PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under the Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.

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

During the three and six months ended March 31, 2008 we paid to stockholders distributions of $0.22 and $0.44 per share, for a total dividend of $4.6 million and $9.3 million, respectively. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year.

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

We did not experience any compromised liquidity during the continued turmoil in the global credit markets because of our ability to liquidate our portfolio of senior secured loans, which totaled $134.1 million as of March 31, 2008, and availability under our credit facility.

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

Neither our Investment Adviser, our Administrator or us is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against the Investment Adviser or Administrator. From time to time, we, the Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Our annual report is posted on the SEC’s web site, www.sec.gov, and on our web-site, www.pennantpark.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 8, 2008, PennantPark Investment Corporation held its 2008 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of directors and ratification of the selection of an independent registered public accounting firm. Votes were cast as follows:

Director Nominee	For	Withheld
Marshall Brozost	18,604,374	21,104
Samuel L. Katz	18,604,527	20,951

Proposal	For	Withheld	Abstain
Ratification of the selection of KPMG LLP	18,608,698	13,405	3,375

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Custodian Agreement between the Registrant and PFPC Trust Company (Incorporated by reference to Exhibit 99(j)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibit 99.2 (File No. 814-00736), filed on June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant, filed December 13, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 7, 2008	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: May 7, 2008	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)