Form 10-Q
period 2008-06-30
PENNANTPARK INVESTMENT CORP
filed 2008-08-05
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 5, 2008 was 21,068,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Statements of Assets and Liabilities as of June 30, 2008 (unaudited) and September 30, 2007	2
Statements of Operations for the three and nine months ended June 30, 2008 (unaudited) and for the three months ended June 30, 2007 (unaudited) and for the period from January 11, 2007 (inception) through June 30, 2007 (unaudited)	3
Statements of Changes in Net Assets for the nine months ended June 30, 2008 (unaudited) and for the period from January 11, 2007 (inception) through September 30, 2007	4
Statements of Cash Flows for the nine months ended June 30, 2008 (unaudited) and for the period from January 11, 2007 (inception) through June 30, 2007 (unaudited)	5
Schedules of Investments as of June 30, 2008 (unaudited) and September 30, 2007	6
Notes to Financial Statements	16
Report of Independent Registered Public Accounting Firm	23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative And Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33
SIGNATURES	34

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1. Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2008 (Unaudited)	September 30, 2007
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$435,256,061 and $298,789,297, respectively)	$369,991,408	$274,679,030
Non-controlled, affiliated investments, at fair value (cost—$16,534,481 and $16,092,573, respectively)	15,715,395	16,337,578

Investments at fair value	385,706,803	291,016,608
Cash equivalents (cost—$41,030,236 and $258,016,351, respectively)	41,030,236	257,959,635
Interest receivable	4,024,013	4,517,850
Prepaid expenses and other assets	1,524,999	1,513,583

Total assets	432,286,051	555,007,676

Liabilities
Payable for cash equivalents purchased	—	252,759,931
Payable for investments purchased	—	16,583,921
Unfunded investments	—	3,989,948
Credit facility payable	204,100,000	10,000,000
Interest payable	134,946	170,989
Accrued other expenses	1,224,266	1,109,793

Total liabilities	205,459,212	284,614,582

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Distributions in excess of net investment income	(980,265)	(196,769)
Accumulated net realized loss	(716,830)	(95,832)
Net unrealized depreciation on investments and cash equivalents	(66,083,739)	(23,921,978)

Total net assets	$226,826,839	$270,393,094

Total liabilities and net assets	$432,286,051	$555,007,676

Net asset value per share	$10.77	$12.83

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Period from January 11, 2007 (inception) through June 30, 2007
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,080,471	$5,425,279	$27,016,694	$6,198,262
Dividends	132,154	—	132,154	—
Other	111,924	—	167,806	—
From non-controlled, affiliated investments:
Interest	337,832	—	1,063,257	—

Total investment income	9,662,381	5,425,279	28,379,911	6,198,262

Expenses:
Base management fee	1,829,909	1,048,503	5,195,750	1,048,503
Performance-based incentive fee (see note 3)	985,287	—	2,433,394	—
Interest and other credit facility expenses	1,656,140	862,433	4,422,543	1,603,408
Administrative services expenses	591,726	192,584	1,804,047	192,584
Other general and administrative expenses	658,178	276,166	1,823,014	559,394

Expenses before base management fee waiver	5,721,240	2,379,686	15,678,748	3,403,889

Base management fee waiver	—	(262,126)	(420,731)	(262,126)
Income tax expense	—	100,000	—	100,000

Net expenses	5,721,240	2,217,560	15,258,017	3,241,763

Net investment income	3,941,141	3,207,719	13,121,894	2,956,499

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on investments and cash equivalents	(401,624)	(34,726)	(620,998)	(15,351)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments and cash equivalents	10,700,808	(5,117,039)	(41,097,670)	(5,118,740)
Non-controlled, affiliated investments	964,139	—	(1,064,091)	—

Net change in unrealized appreciation (depreciation)	11,664,947	(5,117,039)	(42,161,761)	(5,118,740)

Net realized and unrealized gain (loss) from investments and cash equivalents	11,263,323	(5,151,765)	(42,782,759)	(5,134,091)

Net increase (decrease) in net assets resulting from operations	$15,204,464	$(1,944,046)	$(29,660,865)	$(2,177,592)

Gain (loss) per common share (see note 6)	$0.72	$(0.09)	$(1.40)	$(0.10)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	Nine months ended June 30, 2008 (unaudited)	Period from January 11, 2007 (inception) through September 30, 2007
Decrease in net assets from operations:
Net investment income	$13,121,894	$7,304,496
Net realized loss on investments and cash equivalents	(620,998)	(81,769)
Net change in unrealized depreciation on investments and cash equivalents	(42,161,761)	(23,921,978)

Net decrease in net assets resulting from operations	(29,660,865)	(16,699,251)

Dividends and distributions to Stockholders:
Dividends from net investment income	(13,905,390)	(7,545,458)
Return of capital	—	(28,356)

Total dividends and distributions	(13,905,390)	(7,573,814)

Capital share transactions:
Issuance of shares of common stock	—	315,375,000
Offering costs related to public share offerings	—	(21,309,375)
Reinvestment of dividends	—	600,534

Net increase in net assets resulting from capital share transactions	—	294,666,159
Total (decrease) increase in net assets	(43,566,255)	270,393,094
Net Assets:
Beginning of period	270,393,094	—

End of period	$226,826,839	$270,393,094

Capital Share Activity:
Shares issued from subscriptions	—	21,025,000
Shares issued from reinvestment of dividend	—	43,772

Total increase in capital shares	—	21,068,772

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30, 2008	Period from January 11, 2007 (inception) through June 30, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(29,660,865)	$(2,177,592)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Change in net unrealized depreciation on investments and cash equivalents	42,161,761	5,118,740
Net realized loss on investments and cash equivalents	620,998	15,351
Net accretion of discount and amortization of premium	(835,822)	—
Purchase of investments	(149,312,146)	(372,854,779)
Payment-in-kind interest	(1,735,282)	—
Proceeds from disposition of investments	14,410,296	92,676,996
Increase in receivable for investments sold	—	(13,574,352)
Decrease (increase) in interest receivable	493,837	(3,030,837)
Increase in prepaid expenses and other assets	(11,416)	(297,430)
Increase (decrease) in payables for cash equivalents purchased	(252,759,931)	281,783,538
Decrease in payables for investments purchased	(16,583,921)	—
(Decrease) increase in unfunded investments	(3,989,948)	8,591,972
Decrease in interest payable on credit facility	(36,043)	—
Increase in accrued expenses	114,473	1,595,812

Net cash used by operating activities	(397,124,009)	(2,152,581)

Cash flows from financing activities:
Increase in issuance of common stock	—	315,682,229
Offering costs	—	(21,309,375)
Capitalized borrowing costs	—	(1,171,824)
Dividends and distributions to stockholders	(13,905,390)	(2,943,500)
Borrowings under credit facility (see note 11)	359,840,000	241,913,786
Repayments under credit facility (see note 11)	(165,740,000)	(241,913,786)

Net cash provided by financing activities	180,194,610	290,257,530

Net (decrease) increase in cash and cash equivalents	(216,929,399)	288,104,949
Cash and cash equivalents, beginning of period	257,959,635	—

Cash and cash equivalents, end of period	$41,030,236	$288,104,949

Supplemental disclosure of cash flow information:
Interest paid	$3,840,424	$—
Income taxes paid	$—	$150,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(UNAUDITED)

Issuer name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par	Cost	Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 163.1%(1)
Subordinated Debt / Corporate Notes – 55.7%
ADVANSTAR, INC.	11/30/2015	OTHER MEDIA	9.80	%(6)	L+700	$15,871,125	$15,871,125	$12,855,611
AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	9.27	%(6)	L+625	22,500,000	21,520,054	18,759,375
CONSOLIDATED FOUNDRIES, INC.	04/17/2015	AEROSPACE AND DEFENSE	14.25	%(6)	—	8,000,000	7,825,282	8,000,000
I2 HOLDINGS LTD.	06/06/2014	AEROSPACE AND DEFENSE	14.75	%(6)	—	22,000,000	21,570,233	22,000,000
INTERDYNAMICS HOLDINGS, INC.	05/20/2012	AUTO SECTOR	13.75%		—	20,000,000	19,524,985	20,000,000
LEARNING CARE GROUP, INC.	12/28/2015	EDUCATION	13.50	%(6)	—	10,000,000	9,850,328	10,000,000
REALOGY CORP.	04/15/2015	BUILDINGS AND REAL ESTATE	12.38%		—	28,000,000	26,279,942	13,720,000
UP ACQUISITION SUB INC.	02/08/2015	OIL AND GAS	13.50%		—	21,000,000	20,405,479	21,000,000

Total Subordinated Debt / Corporate Notes						147,371,125	142,847,428	126,334,986

Second Lien Secured Debt – 43.7%
BRAND ENERGY AND INFRASTRUCTURE SERVICES, INC.	02/07/2015	ENERGY / UTILITIES	8.84%		L+600	13,600,000	13,047,204	12,121,000
BRAND ENERGY AND INFRASTRUCTURE SERVICES, INC.	02/07/2015	ENERGY / UTILITIES	9.69%		L+700	12,000,000	11,670,216	10,800,000
GENERICS INTERNATIONAL (U.S.), INC.	04/30/2015	HEALTHCARE, EDUCATION AND CHILDCARE	10.30%		L+750	12,000,000	11,945,011	11,880,000
QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	9.18%		L+650	10,000,000	10,000,000	8,700,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(UNAUDITED)

Issuer name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Second Lien Secured Debt - (Continued)

SAINT ACQUISITION CORP.(5)	05/15/2015	TRANSPORTATION	10.43%		L+775	$10,000,000	$9,946,348	$3,200,000

SAINT ACQUISITION CORP.(5)	05/15/2017	TRANSPORTATION	12.50%		—	19,000,000	16,473,303	6,460,000

SHERIDAN HOLDINGS, INC.	06/15/2015	HEALTHCARE, EDUCATION AND CHILDCARE	8.46	%(6)	L+575	12,500,000	11,813,239	10,500,000

SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15/2014	CHEMICAL, PLASTICS AND RUBBER	9.48	%(6)	L+700	22,500,000	22,485,322	21,375,000

TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	8.81	%(6)	L+600	16,500,000	15,842,218	14,025,000

Total Second Lien Secured Debt						128,100,000	123,222,861	99,061,000

PREFERRED EQUITY – 3.2%						Shares

CFHC HOLDINGS, INC., CLASS A (CONSOLIDATED FOUNDRIES, INC.)	—	AEROSPACE AND DEFENSE	12.00	%(6)	—	817	817,209	817,209

I2 HOLDINGS LTD.	—	AEROSPACE AND DEFENSE	12.00	%(6)	—	3,960,000	3,960,000	3,960,000

UP HOLDINGS INC., CLASS A-1	—	OIL AND GAS	8.00	%(6)	—	91,608	2,499,066	2,499,066

Total Preferred Equity						4,052,425	7,276,275	7,276,275

COMMON EQUITY/PARTNERSHIP INTERESTS (7) – 1.8%

AHC MEZZANINE (ADVANSTAR, INC.)	—	OTHER MEDIA	—		—	3,000	3,000,000	1,462,301

CFHC HOLDINGS, INC. (CONSOLIDATED FOUNDRIES, INC.)	—	AEROSPACE AND DEFENSE	—		—	1,627	16,271	103,992

I2 HOLDINGS LTD.	—	AEROSPACE AND DEFENSE	—		—	440,000	440,000	440,000

UP HOLDINGS INC.	—	OIL AND GAS	—		—	91,608	916	2,131,990

Total Common Equity/Partnership Interests						536,235	3,457,187	4,138,283

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(UNAUDITED)

Issuer name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
First Lien Secured Debt – 58.7%

BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING AND GLASS	4.78%	L+200	$7,406,250	$7,406,250	$6,686,785

BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	4.90%	L+225	7,896,473	7,888,723	6,549,137

CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	4.90%	L+200	14,925,000	14,918,618	13,076,330

COHR HOLDINGS, INC.	01/31/2013	HEALTHCARE, EDUCATION AND CHILDCARE	5.35%	L+250	2,962,500	2,962,500	1,392,375

GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	4.67%	L+200	7,000,000	7,000,000	4,911,669

GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	5.01%	L+225	6,418,750	6,422,282	5,883,856

GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	6.20%	L+350	6,912,500	6,912,500	5,478,156

HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	4.95%	L+225	8,955,000	8,955,000	6,973,706

HAWKER BEECHCRAFT, INC.	03/26/2014	AEROSPACE AND DEFENSE	4.80%	L+200	1,927,305	1,927,305	1,805,644

HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTHCARE, EDUCATION AND CHILDCARE	4.55%	L+175	9,431,364	9,431,364	8,752,305

HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	5.19%	L+250	5,000,000	5,000,000	4,512,500

JACUZZI BRANDS CORP.	02/07/2014	HOME AND OFFICE FURNISHINGS, HOUSEWARES, AND DURABLE CONSUMER PRODUCTS	5.26%	L+225	9,908,784	9,908,784	7,840,325

LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	5.04%	L+225	4,647,124	4,647,124	3,183,280

LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	5.06%	L+225	3,000,000	3,000,000	2,715,000

MATTRESS HOLDING CORP.	01/18/2014	HOME AND OFFICE FURNISHINGS, HOUSEWARES, AND DURABLE CONSUMER PRODUCTS	5.15%	L+225	3,960,075	3,960,075	2,811,653

MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	4.80%	L+200	3,950,000	3,950,000	3,777,188

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(UNAUDITED)

Issuer name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Value(3)
First Lien Secured Debt – (Continued)

NATIONAL BEDDING CO., L.L.C.	02/28/2013	HOME AND OFFICE FURNISHINGS, HOUSEWARES, AND DURABLE CONSUMER PRODUCTS	4.73%		L+200		$6,912,500	$6,918,403	$5,530,000

PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	5.10%		L+225		4,937,500	4,937,500	4,122,813

PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	4.83%		L+200		1,478,400	1,478,400	1,286,208

QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	5.69%		L+300		4,936,667	4,936,667	4,443,000

READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING AND PUBLISHING	4.60%		L+200		987,500	987,500	857,273

REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRY	4.98%		L+200		4,925,000	4,925,000	4,617,188

SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	5.32%		L+250		708,860	708,860	552,911

SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	6.50%		P+150		2,142,163	2,142,163	1,670,887

UNIVISION COMMUNICATIONS INC.	09/29/2014	BROADCASTING AND ENTERTAINMENT	5.12%		L+225		15,000,000	15,000,000	12,296,250

VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING AND PUBLISHING	4.56%		L+175		8,450,149	8,450,149	8,034,681

WESTERN REFINING, INC.	05/30/2014	OIL AND GAS	7.75%		L+450	(8)	3,677,143	3,677,143	3,419,744

Total First Lien Secured Debt							158,457,007	158,452,310	133,180,864

TOTAL INVESTMENTS IN NON-CONTROLLED, NON-AFFILIATED PORTFOLIO COMPANIES								$435,256,061	$369,991,408

Investments in Non-Controlled, Affiliated Portfolio Companies – 6.9%(2)
Subordinated Debt / Corporate Notes – 1.9%

PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT,	14.25	%(6)	—		4,262,504	4,034,481	4,262,504

		MOTION PICTURES, ENTERTAINMENT

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(UNAUDITED)

Issuer name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Second Lien Secured Debt – 3.4%

PERFORMANCE, INC.	07/02/2013	LEISURE, AMUSEMENT,	8.65%	L+575	$8,750,000	$8,750,000	$7,918,750

		MOTION PICTURES, ENTERTAINMENT

COMMON EQUITY/PARTNERSHIP INTERESTS (7) – 1.6%					Shares

NCP-PERFORMANCE	—	LEISURE, AMUSEMENT,	—	—	37,500	3,750,000	3,534,141
(PERFORMANCE HOLDINGS, INC.)		MOTION PICTURES, ENTERTAINMENT

TOTAL INVESTMENTS IN NON-CONTROLLED, AFFILIATED PORTFOLIO COMPANIES						16,534,481	15,715,395

TOTAL INVESTMENTS – 170.0%						$451,790,542	$385,706,803

Cash Equivalents – 18.1%					Par

MONEY MARKET – MUTUAL FUNDS			—	—	$41,030,236	41,030,236	41,030,236

Total Cash Equivalents					41,030,236	41,030,236	41,030,236

Total Investments and Cash Equivalents – 188.1%						$492,820,778	$426,737,039

Liabilities in Excess of Other Assets – (88.1%)							(199,910,200)

Net Assets – 100.0%							$226,826,839

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.

(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.

(3)	Valued based on our accounting policy (see note 2 to our financial statements).

(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).

(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).

(7)	Non-income producing.

(8)	LIBOR floor applies.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 101.6%(1)
Subordinated Debt / Corporate Notes – 19.8%
ADVANSTAR, INC.	11/30/2015	OTHER MEDIA	12.20%*	L+700	$14,580,690	$14,580,690	$14,580,690
AFFINION GROUP HOLDINGS, INC.	03/01/2012	CONSUMER PRODUCTS	11.68%*	L+625	18,500,000	18,106,103	17,760,000
REALOGY CORP.(6)	04/15/2015	BUILDINGS AND REAL ESTATE	12.38%	—	28,000,000	26,117,780	21,140,000

Total Subordinated Debt / Corporate Notes					61,080,690	58,804,573	53,480,690

Second Lien Secured Debt – 21.8%

QUESTEX MEDIA GROUP, INC.	11/04/2014	OTHER MEDIA	12.08%	L+650	10,000,000	10,000,000	9,800,000
SAINT ACQUISITION CORP.(6)	05/15/2015	TRANSPORTATION	13.31%	L+775	10,000,000	9,932,321	6,800,000
SAINT ACQUISITION CORP.(6)	05/15/2017	TRANSPORTATION	12.50%	—	19,000,000	16,198,167	12,730,000
SPECIALIZED TECHNOLOGY RESOURCES, INC.	12/15//2014	CHEMICAL, PLASTICS AND RUBBER	12.13%	L+700	17,500,000	17,493,750	17,237,500
TRANSFIRST HOLDINGS, INC.	06/15/2015	BUSINESS SERVICES	11.30%*	L+600	13,000,000	12,886,250	12,431,250

Total Second Lien Secured Debt					69,500,000	66,510,488	58,998,750

COMMON EQUITY/PARTNERSHIP INTEREST** – 1.2%					Shares

AHC MEZZANINE (ADVANSTAR, INC.)	—	OTHER MEDIA	—	—	3,000	3,000,000	3,269,685

First Lien Secured Debt – 58.8%					Par

BERRY PLASTICS GROUP, INC.	04/03/2015	CONTAINERS, PACKAGING AND GLASS	7.34%	L+200	$7,462,500	7,462,500	7,274,602
BURLINGTON COAT FACTORY WAREHOUSE CORP.	05/28/2013	RETAIL STORE	7.76%	L+225	7,896,473	7,887,537	7,571,975
CHARTER COMMUNICATIONS OPERATING, L.L.C.	03/06/2014	CABLE TELEVISION	7.13%	L+200	15,000,000	14,992,740	14,468,310
COHR HOLDINGS, INC.	01/31/2013	HEALTHCARE, EDUCATION AND CHILDCARE	8.04%	L+250	2,985,000	2,985,000	2,388,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
First Lien Secured Debt—(Continued)

FR BRAND ACQUISITION CORP.	02/07/2014	ENERGY / UTILITIES	7.53%	L+225	$1,990,000	$1,990,000	$1,887,183

GATEHOUSE MEDIA OPERATING, INC.	08/28/2014	MEDIA	7.47%	L+200	7,000,000	7,000,000	6,405,000

GENERAL NUTRITION CENTERS, INC.	09/16/2013	RETAIL STORE	7.61%	L+225	6,483,750	6,487,788	6,147,405

GREATWIDE LOGISTICS SERVICES, INC.	12/19/2013	CARGO TRANSPORT	8.70%	L+350	6,947,500	6,947,500	6,079,062

HANLEY-WOOD, L.L.C.	03/08/2014	OTHER MEDIA	7.60%	L+225	9,000,000	9,000,000	7,845,003

HAWKER BEECHCRAFT, INC.	03/28/2014	AEROSPACE AND DEFENSE	7.21%	L+200	1,990,780	1,990,780	1,930,226

HEALTH MANAGEMENT ASSOCIATES, INC.	02/28/2014	HEALTHCARE, EDUCATION AND CHILDCARE	6.95%	L+175	9,950,000	9,950,000	9,441,615

HUGHES NETWORK SYSTEMS, L.L.C.	04/15/2014	TELECOMMUNICATIONS	8.06%	L+250	5,000,000	5,000,000	4,625,000

JACUZZI BRANDS CORP.	02/07/2014	HOME AND OFFICE FURNISHINGS, HOUSEWARES, AND DURABLE CONSUMER PRODUCTS	7.44%	L+225	9,963,514	9,963,514	8,947,235

LEVEL 3 FINANCING, INC.	03/13/2014	TELECOMMUNICATIONS	7.61%	L+225	2,000,000	2,000,000	1,939,642

LEVLAD, L.L.C.	03/08/2014	CONSUMER PRODUCTS	7.58%	L+225	4,842,920	4,842,920	3,357,757

LONGVIEW POWER, L.L.C.	02/28/2014	UTILITIES	7.56%	L+225	2,020,000	2,020,000	1,939,200

LONGVIEW POWER, L.L.C.(5)	02/28/2014	UTILITIES	—	—	980,000	980,000	940,800

MACH GEN, L.L.C.	02/22/2014	UTILITIES	7.34%	L+200	3,972,813	3,971,545	3,845,683

MATTRESS HOLDING CORP.	01/18/2014	HOME AND OFFICE FURNISHINGS, HOUSEWARES, AND DURABLE CONSUMER PRODUCTS	7.61%	L+225	3,990,000	3,990,000	3,740,625

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
First Lien Secured Debt—(Continued)

MCJUNKIN CORP.	01/31/2014	OIL AND GAS	7.45%	L+225	$982,525	$982,525	$965,331

MITCHELL INTERNATIONAL, INC.	03/28/2014	BUSINESS SERVICES	7.20%	L+200	3,980,000	3,980,000	3,835,725

NATIONAL BEDDING CO., L.L.C.	08/31/2011	HOME AND OFFICE FURNISHINGS, HOUSEWARES, AND DURABLE CONSUMER PRODUCTS	7.43%	L+200	6,965,000	6,971,653	6,668,988

PENTON MEDIA, INC.	02/01/2013	OTHER MEDIA	7.59%	L+225	4,975,000	4,975,000	4,716,922

PHILOSOPHY, INC.	03/16/2014	CONSUMER PRODUCTS	7.36%	L+200	1,493,333	1,493,333	1,344,000

PROQUEST CSA, L.L.C.	02/09/2014	EDUCATION	8.20%	L+300	955,833	955,833	936,716

QUESTEX MEDIA GROUP, INC.	05/04/2014	OTHER MEDIA	8.56%	L+300	4,974,167	4,974,167	4,839,742

READER’S DIGEST ASSOCIATION, INC.	03/02/2014	PRINTING AND PUBLISHING	7.43%	L+200	995,006	995,006	940,281

REXNORD , L.L.C.	07/19/2013	MANUFACTURING/ BASIC INDUSTRY	7.64%	L+225	4,937,500	4,937,500	4,835,664

SITEL, L.L.C.	01/30/2014	BUSINESS SERVICES	7.78%	L+250	2,867,302	2,867,302	2,680,927

UNIVISION COMMUNICATIONS INC.	09/29/2014	BROADCASTING AND ENTERTAINMENT	7.57%	L+225	14,093,960	14,093,960	13,389,262

UNIVISION COMMUNICATIONS INC.(5)	09/29/2014	BROADCASTING AND ENTERTAINMENT	—	—	906,040	906,040	860,738

VALASSIS COMMUNICATIONS, INC.	03/02/2014	PRINTING AND PUBLISHING	6.95%	L+175	7,061,899	7,061,899	6,549,911

VALASSIS COMMUNICATIONS, INC.(5)	03/02/2014	PRINTING AND PUBLISHING	—	—	2,103,908	2,103,908	1,951,375

WESTERN REFINING, INC.	05/30/2014	OIL AND GAS	6.88%	L+175	3,714,286	3,714,286	3,640,000

Total First Lien Secured Debt					170,481,009	170,474,236	158,929,905

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$298,789,297	$274,679,030

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies – 6.0%(2)
Subordinated Debt / Corporate Notes – 1.4%

PERFORMANCE HOLDINGS, INC.	07/02/2014	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	14.25	%(*)	—	$3,837,578	$3,592,573	$3,837,578

Second Lien Secured Debt – 3.2%

PERFORMANCE, INC.	07/02/2013	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	11.11%		L+575	8,750,000	8,750,000	8,750,000

COMMON EQUITY/PARTNERSHIP INTERESTS (**) – 1.4%						Shares

NCP-PERFORMANCE (PERFORMANCE HOLDINGS, INC.)	—	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	—		—	37,500	3,750,000	3,750,000

TOTAL INVESTMENTS IN NON-CONTROLLED, AFFILIATED PORTFOLIO COMPANIES							16,092,573	16,337,578

TOTAL INVESTMENTS – 107.6%							$314,881,870	$291,016,608

Cash Equivalents – 95.4%						Par

U.S. TREASURY BILL	12/27/2007		3.64%		—	$255,000,000	252,759,931	252,703,215

MONEY MARKET – MUTUAL FUNDS			—		—	5,256,420	5,256,420	5,256,420

Total Cash Equivalents						260,256,420	258,016,351	257,959,635

Total Investments and Cash Equivalents – 203.03%							$572,898,221	$548,976,243

Liabilities in Excess of Other Assets – (103.0%)								(278,583,149)

Net Assets – 100.0%								$270,393,094

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.

(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.

(3)	Valued based on our accounting policy (see note 2 to our financial statements).

(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”).

(5)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.

(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

*	Coupon payable in cash and/or payment-in-kind (“PIK”).

**	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(UNAUDITED)

1. ORGANIZATION

PennantPark Investment Corporation (“PennantPark Investment” or “Company”) was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in U.S. middle-market companies in the form of mezzanine debt, senior secured loans and equity investments. Before the completion of its initial public offering on April 24, 2007, PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at a price of $15.00 per share to PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”), resulting in net proceeds of $1.2 million, and the purchase of first lien secured debt.

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

With respect to investments for which market quotations are not readily available or are readily available but are believed to be inaccurate, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(i)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(ii)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(iii)	Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed to be inaccurate. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

(iv)	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(v)	The board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

The factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

(d)	We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.
(e)	Before May 1, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. From May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC as of its next taxable year-end, we do not anticipate paying any material corporate-level taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) nor did we have any unrecognized tax benefits as of September 30, 2007 or June 30, 2008. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2007 federal tax year remains subject to examination by the IRS.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to implement SFAS 157 for financial statements issued after September 30, 2008 and believe that this implementation will not affect the Company’s financial position or its results of operations.

(h)	In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to implement SFAS 159 for financial statements issued after September 30, 2008 and believe that this implementation will not affect the Company’s financial position or its results of operations.

(i)	Certain prior period amounts have been reclassified to conform to current period presentation.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with the Investment Adviser. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 8). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee equals 2.00% after March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and nine months ended June 30, 2008, the Investment Adviser received a net base management fee of $1.8 million and $4.8 million, respectively, from the Company. For the three months ended June 30, 2007 and the period January 11, 2007 (inception) to June 30, 2007, the Investment Adviser received a net base management fee of approximately $786,000 from the Company.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three and nine months ended June 30, 2008, the Adviser received an incentive fee of $1.0 million and $2.4 million, respectively, from the Company. For the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, the Investment Adviser did not receive an incentive fee from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three and nine months ended June 30, 2008, the Investment Adviser was reimbursed $0.5 million and $1.6 million, respectively, from the Company, including expenses it incurred on behalf of the Administrator, for services described above. For the three months ended June 30, 2007 and for the period January 11, 2007 (inception) to June 30, 2007, the Investment Adviser was reimbursed $189,000 from the Company for services described above.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21.3 million were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On June 30, 2008, PennantPark Investment’s total net assets and net asset value per share were $226.8 million and $10.77, respectively. On September 30, 2007, PennantPark Investment’s total net assets and net asset value per share were $270.4 million and $12.83, respectively.

6. GAIN/(LOSS) PER SHARE

The following information sets forth the computation of basic and diluted per share net increase/(decrease) in net assets resulting from operations:

Class and Year	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Period from January 11, 2007 (inception) through June 30, 2007
Numerator for net increase (decrease) in net assets resulting from operations:	$15,204,464	$(1,944,046)	$(29,660,865)	$(2,177,592)
Denominator for basic and diluted weighted average shares:	21,068,772	21,046,883	21,068,772	21,046,883
Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$0.72	$(0.09)	$(1.40)	$(0.10)

7. INVESTMENTS

Purchases and sales/repayments of long-term investments for the three months ended June 30, 2008 totaled $46.8 million and $9.2 million, respectively. In addition, for the nine months ended June 30, 2008 purchases and sales/repayments of long-term investments totaled $149.3 million and $14.4 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2008		September 30, 2007
	Cost	Fair Value	Cost	Fair Value
Second lien	$131,972,861	$106,979,750	$75,260,488	$67,748,750
Subordinated debt / corporate notes	146,881,909	130,597,490	62,397,146	57,318,268
Preferred equity	7,276,275	7,276,275	—	—
Common equity	7,207,187	7,672,424	6,750,000	7,019,685
First lien	158,452,310	133,180,864	170,474,236	158,929,905
Cash equivalents	41,030,236	41,030,236	258,016,351	257,959,635

Total	$492,820,778	$426,737,039	$572,898,221	$548,976,243

Cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2008 and September 30, 2007.

Industry Classification	June 30, 2008	September 30, 2007
Aerospace and Defense	10%	—%
Other Media	10	15
Healthcare, Education and Childcare	8	4
Oil and Gas	8	2
Chemical, Plastic and Rubber	6	6
Consumer Products	6	8
Energy /Utilities	6	—
Auto Sector	5	—
Business Services	5	7
Buildings and Real Estate	4	7
Home and Office Furnishings, Housewares, and Durable Consumer Products	4	7
Leisure, Amusement, Motion Picture, Entertainment	4	6
Broadcasting and Entertainment	3	5
Cable Television	3	5
Education	3	—
Retail Store	3	5

Industry Classification—(Continued)	June 30, 2008	September 30, 2007
Transportation	3	7
Containers, Packaging and Glass	2	2
Printing and Publishing	2	3
Cargo Transport	1	2
Manufacturing / Basic Industry	1	2
Media	1	2
Telecommunications	1	2
Utilities	1	2
Other	—	1

Total	100%	100%

8. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment typically takes proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its Revolving Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on June 30, 2008 or September 30, 2007.

10. FINANCIAL HIGHLIGHTS

Per Share Data:

	Nine months ended June 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Net asset value, beginning of period	$12.83	$—
Net investment income	0.62	0.35
Net realized and unrealized loss	(2.02)	(1.15)

Net decrease in net assets resulting from operations	(1.40)	(0.80)
Dividends and distributions to stockholders(1)	(0.66)	(0.36)
Offering costs related to public offering	—	(1.01)
Issuance of common stock	—	15.00

Net asset value, end of period	$10.77	$12.83

Per share market value, end of period	$7.21	$13.40
Total return(2)*	(42.00)%	(8.29)%
Shares outstanding at end of period	21,068,772	21,068,772
Ratio/Supplemental Data:
Ratio of operating expenses to average net assets**(3)	5.98%	3.76	%(4)

Per Share Data—(Continued)	Nine months ended June 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Ratio of credit facility related expenses to average net assets**	2.44%	1.50	%(4)

Total expenses to average net assets**(3)	8.42%	5.26	%(4)

Ratio of net investment income to average net assets**	7.24%	5.96	%(4)
Net assets at end of period	$226,826,839	$270,393,094
Average debt outstanding	$93,588,759	$817,610	(4)
Average debt per share	$4.44	$0.04	(4)
Portfolio turnover ratio**	5.78%	62.2%

*	Not annualized
**	Annualized
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	For the nine months ended June 30, 2008, the ratio of operating expenses before management fee waiver to average net assets was 6.21%, and the ratio of total expenses before management fee waiver to average net assets was 8.65%. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the ratio of operating expenses before management fee waiver to average net assets was 4.28%, and the ratio of total expenses before management fee waiver to average net assets was 5.78%.
(4)	Since inception of initial public offering on April 24, 2007.

11. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of June 30, 2008, there was $204.1 million in outstanding borrowings under the Credit Agreement (including $40.0 million temporary draw), with an average interest rate of 3.65%.

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

Separately, Pennant SPV Company, LLC entered into a senior secured credit facility on February 6, 2007 with Bear Stearns Investment Products Inc., as lender. Under the terms of this credit agreement, as amended on March 26, 2007, Bear Stearns Investment Products Inc. agreed to extend credit to Pennant SPV in an aggregate principal of up to $250 million at any one time outstanding. Borrowings under this credit agreement were used to finance investments made by PennantPark Investment prior to the closing of the initial public offering. By its terms this credit agreement matured on the closing date of the initial public offering on April 24, 2007, and accordingly PennantPark Investment caused Pennant SPV to repay the credit facility with Bear Stearns Investment Products Inc. in full.

The Credit Agreement contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our current report on Form 8-K, filled June 28, 2007.

12. COMMITMENTS AND CONTINGENCIES

From time to time, PennantPark Investment, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the statement of assets and liabilities represent unfunded delayed draws on investments in first lien secured debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”) as of June 30, 2008 and the consolidated statement of assets and liabilities as of September 30, 2007, including the schedules of investments, the related statements of operations for the three and nine month periods ended June 30, 2008 and the consolidated statements of operations for the three month period ended June 30, 2007 and the period from January 11, 2007 (inception) through June 30, 2007, and the statement of changes in net assets for the nine month period ended June 30, 2008 and the consolidated statement of changes in net assets for the period from January 11, 2007 (inception) through September 30, 2007 and the statement of cash flows for the nine month period ended June 30, 2008 and the consolidated statement of cash flows for the period from January 11, 2007 (inception) through June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation, including the schedule of investments, as of September 30, 2007, and the related consolidated statement of operations, changes in net assets and cash flows for the period from January 11, 2007 (inception) through September 30, 2007; and in our report dated December 12, 2007, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

August 5, 2008

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in our Annual Report on Form 10-K, filed December 13, 2007 entitled “Risk Factors” and elsewhere.

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

OVERVIEW

PennantPark Investment was organized under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Our investment activities are managed by the Investment Adviser and supervised by our board of directors, a majority of whom are independent of us and the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay the Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staff.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of investment company provided in Section 3(c) of the 1940 Act. To the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to PennantPark Investment Advisers with respect to investments in the securities and instruments of other investment companies under our Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of PennantPark Investment Advisers as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to the Investment Adviser, our allocable portion of overhead under the Administration Agreement and other operating costs as detailed below. Our management fee compensates the Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We bear all other costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2008, our portfolio totaled $385.7 million and consisted of $130.6 million of subordinated debt, $107.0 million of second lien secured debt, $14.9 million of equity investments and $133.2 million of senior secured loans. Our core assets totaled $252.5 million and consisted of investments in sixteen different companies with an average investment size of $15.8 million per company and a weighted average yield of 11.9% on debt investments. On June 30, 2008, our senior secured loan portfolio totaled $133.2 million and consisted of twenty-six different companies (including one company also in our core portfolio) with an average investment size of $5.1 million, and a weighted average yield of 5.1%. Due to a more stable market for liquid leveraged finance instruments and the maturation and growth of some of our equity co-investments, our portfolio had unrealized appreciation of $11.7 million for the three months ended June 30, 2008. As of June 30, 2008, our portfolio consisted of forty-one companies with an average investment size of $9.4 million and a weighted average yield on debt investments of 9.5%, and was invested 34% in subordinated debt, 28% in second lien secured debt, 4% in preferred and common equity investments and 34% in senior secured loans.

For the three months ended June 30, 2008, we invested $46.8 million in two new and three existing portfolio companies with an average yield of 14.5% on debt investments. Sales and repayments of primarily senior secured loans for the three months ended June 30, 2008 totaled $9.2 million. For the nine months ended June 30, 2008, we invested $149.3 million in new and existing portfolio companies with an average yield of 13.7% on debt investments. Sales and repayments of primarily senior secured loans for the nine months ended June 30, 2008 totaled $14.4 million.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest

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

RESULTS OF OPERATIONS

Due to a more stable market for liquid leveraged finance instruments and the maturation and growth of some of our equity co-investments, our portfolio had unrealized appreciation for the three months ended June 30, 2008. The recent turmoil in the leveraged finance markets has resulted in an improved risk/reward environment for new investments. We did not experience any compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell our senior secured loans and availability under our credit facility.

Set forth below are the results of operations for the three and nine months ended June 30, 2008.

Investment Income

Investment income for the three and nine months ended June 30, 2008, was $9.7 million and $28.4 million, respectively. Investment income for the three and nine months ended June 30, 2008 was primarily attributed to $3.7 million and $11.6 million of interest income from senior secured loan investments, respectively; $3.7 million and $10.5 million from our second lien secured debt investments, respectively; and $1.7 million and $5.1 million from our subordinated debt investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments and to accretion of discount and amortization of premium.

Investment income for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007 totaled $5.4 million and $6.2 million, respectively, and was primarily attributed to senior secured loan investments.

Expenses

Net expenses for the three and nine months ended June 30, 2008, totaled $5.7 million and $15.2 million, respectively. Of these totals, $1.7 million and $4.4 million were attributable to credit facility related expenses, and $1.2 million and $3.6 million to general and administrative expenses, respectively. Net base management fee for the same periods totaled $1.8 million and $4.8 million, and performance-based incentive fee totaled $1.0 million and $2.4 million, respectively.

Net expenses totaled $2.2 million and $3.2 million for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively. Of these totals approximately $862,000 and $1.6 million were for interest and other credit facility expenses for the same periods, respectively. In addition, of these totals approximately $124,000 and $331,000 were for non-recurring, primarily legal and corporate tax expenses for the same periods, respectively. Net base management fee for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007 totaled approximately $786,000 million. Expenses net of management fee, interest and other credit facility and non-recurring expenses totaled approximately $445,000 and $521,000 for the same periods, respectively.

Net Investment Income

Net investment income totaled $3.9 million and $13.1 million or $0.19 and $0.62 per share, for the three and nine months ended June 30, 2008, respectively.

Net investment income totaled $3.2 million or $0.15 per share and $3.0 million or $0.14 per share for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) to June 30, 2007, respectively.

Net Realized Loss

Sales and repayments of long-term investments for the three and nine months ended June 30, 2008 totaled $9.2 million and $14.4 million, and net realized losses totaled approximately $402,000 and $621,000, respectively.

Sales and repayments of long-term investments for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007 totaled $84.6 million and $92.7 million, and net realized losses totaled approximately $35,000 and $15,000, respectively.

Net Unrealized Appreciation/(Depreciation) on Investments and cash equivalents

The Company’s investments and cash equivalents had a net increase and a net (decrease) in unrealized appreciation of $11.7 million and ($42.2) million, for the three and nine months ended June 30, 2008 respectively. On June 30, 2008, net unrealized depreciation on investments totaled $66.1 million.

On June 30, 2007, unrealized depreciation on investments and cash equivalents totaled $5.1 million.

Net Increase/(Decrease) in Net Assets From Operations

Net increase/(decrease) in net assets resulting from operations totaled $15.2 million and ($29.7) million, or $0.72 and ($1.40) per share, for the three and nine months ended June 30, 2008 respectively.

Net decrease in net assets resulting from operations totaled $2.0 million or $0.09 per share and $2.2 million or $0.10 per share for the three months ended June 30, 2007 and for the period from January 11, 2007 (inception) through June 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of June 30, 2008, the Company had outstanding borrowings of $204.1 million (including $40.0 million temporary draw) under the Credit Agreement, with an average interest rate of 3.65%.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

        The Company’s liquidity and capital resources are also generated and available from cash flows from operations, investment sales and repayments of senior and subordinated loans and income earned from investments and cash equivalents. On June 30, 2008, the Company had $204.1 million borrowings (including $40 million temporary draw) under our senior secured revolving credit facility. In the future, the Company may raise additional equity or debt capital off a shelf registration or may securitize a portion of its investments among other considerations. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Our operating activities resulted in a net use of cash of $45.2 million and $397.1 million, respectively, for the three and nine months ended June 30, 2008, and our financing activities resulted in a net inflow of cash of $5.0 million and $180.2 million for the same periods, primarily from borrowings under our credit facility.

Our operating activities resulted in a net outflow of cash equal to $144.7 million and $2.2 million for the three months ended June 30, 2007 and for the period January 11, 2007 (inception) through June 30, 2007, respectively, and our financing activities resulted in a net inflow of cash of $141.7 million and $290.3 million for the same periods, respectively, primarily from the issuance of our common stock.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total		Less than 1 year	1-3 years	3-5 years		More than 5 years
Senior secured revolving credit facility(1)	$204.1	(2)	—	—	$204.1	(2)	—

(1)	One June 30, 2008, $95.9 million remained unused under our senior secured revolving credit facility subject to maintenance of total assets to debt ratio.
(2)	Including $40.0 million temporary draw.

We have entered into certain contracts under which we have material future commitments. On April 17, 2007 we entered into an Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act, effective as of the completion of our initial public offering, pursuant to which the Investment Adviser provides us with investment advisory and management services. Payments under the Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance (see note 3 to our financial statements for more information).

Pursuant to an Administration Agreement, dated April 17, 2007, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under the Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.

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

During the three and nine months ended June 30, 2008 we paid to stockholders distributions of $0.22 and $0.66 per share, for a total dividend of $4.6 million and $13.9 million, respectively. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year.

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

We did not experience any compromised liquidity during the continued turmoil in the global credit markets because of our ability to liquidate our portfolio of senior secured loans, which totaled $133.2 million as of June 30, 2008, and availability under our credit facility.

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

As of the period covered by this report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 5, 2008	By:	/s/ Arthur H. Penn
Arthur H. Penn Chief Executive Officer

Date: August 5, 2008	By:	/s/ Aviv Efrat
Aviv Efrat Chief Financial Officer (Principal Accounting and Financial Officer)