Form 10-K
period 2008-09-30
PENNANTPARK INVESTMENT CORP
filed 2008-11-20
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

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

Large accelerated filer  ☐.            Accelerated filer  ☒.            Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2008 based on the closing price on that date of $7.41 on the NASDAQ Global Select Market was approximately $156.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,068,772 shares of the Registrant’s common stock outstanding as of December 1, 2008.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

PART I

In this annual report on Form 10-K, “PennantPark Investment,” “we,” “us” and “our” refer to PennantPark Investment Corporation. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements involve risks and uncertainties and our actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

PennantPark Investment Corporation

PennantPark Investment Corporation, a Maryland corporation organized on January 11, 2007, is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt and to a lesser extent, equity investments. In the current credit environment, we also intend invest selectively in senior secured loans, which we believe offer attractive risk adjusted yields and consider them a part of our core holdings at the present time.

PennantPark Investment seeks to create a diversified portfolio that includes mezzanine debt, senior secured loans and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. In this form 10-K, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

We are currently operating in a severely constrained credit market. Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets is adversely affecting many of these factors and has resulted in broad-based reduction in the demand for, and valuation of, high-risk debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies with strong financial characteristics that need senior secured and mezzanine debt financing. However, these market conditions are also adversely affecting our portfolio valuations and increase the risk of default among our portfolio companies, which could negatively impact our performance.

For the fiscal year ended September 30, 2008, we purchased $206.8 million of investments issued by fourteen new and two existing portfolio companies with an overall average yield of 13.8% on debt investments. This compares to purchasing $144.4 million of investments, issued by eight new and five existing portfolio companies with an overall average yield of 13.0% on debt investments during the period April 24, 2007 (the date of our initial public offering) to September 30, 2007. For the three months ended September 30, 2008, we purchased $57.4 million of investments issued by three new portfolio companies with an overall average yield of 14.2% on debt investments. This compares to purchasing $41.3 million of investments issued by one new and five existing portfolio companies with an overall average yield of 15.2% on debt investments during the same period last year. For the fiscal year and quarter ended September 30, 2008, the repayments and sale of senior secured loans generated proceeds of $70.1 million and $55.7 million, respectively.

We did not experience compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell loans from our senior secured portfolio and availability under our credit facility. If the valuations of our portfolio companies continue to decline from their present values, we may suffer reduced availability under our credit facility because such availability depends on our asset coverage, which generally requires that the valuation of our total assets be at least equal to 200% of our total liabilities.

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $166.2 million of subordinated debt, $104.2 million of second lien secured debt, $22.9 million of equity investments and $78.8 million of senior secured loans. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio) with an average investment size of $3.5 million, and a weighted average yield of 5.2%. 45% of our debt portfolio was in fixed-rate and 55% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $72.0 million. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million and a weighted average yield on debt investments of 11.1%, and was invested 45% in subordinated debt, 28% in second lien secured debt, 6% in preferred and common equity investments and 21% in senior secured loans.

As of September 30, 2007, our portfolio totaled $291.0 million and consisted of $57.3 million of subordinated debt, $67.8 million of second lien secured debt, $7.0 million of equity investments and $158.9 million of senior secured loans. Our core assets totaled $132.1 million and consisted of investments in eight different companies with an average investment size of $16.5 million per company and a weighted average yield of 13.0% on debt investments. Our non-core senior secured loan portfolio totaled $158.9 million and consisted of thirty-one different companies (including one company also in our core portfolio) with an average investment size of $5.3 million, and a weighted average yield of 7.5%. 15% of our debt portfolio was in fixed-rate and 85% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $23.9 million. Our overall portfolio consisted of thirty-eight companies with an average investment size of $7.6 million and a weighted average yield on debt investments of 10.1%, and was invested 20% in subordinated debt, 23% in second lien secured debt, 2% in common equity investments and 55% in senior secured loans.

Information Available

Our address is 590 Madison Avenue, 15th Floor, New York, NY 10022. Our phone number is (212) 905-1000 and our internet address is www.pennantpark.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Operating Structure

Our investment activities are managed by PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”) and supervised by our board of directors, a majority of whom are independent of us and our Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Business—Investment Management Agreement.”

We have also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”). Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. See “Business—Administration Agreement.”

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of Arthur H. Penn, the founder of PennantPark Investment Corporation and PennantPark Investment Advisers, as well as the other investment professionals of the Investment adviser. Mr. Penn has over 22 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. He has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in each of these businesses. Mr. Penn is a Co-founder and former Managing Partner of Apollo Investment Management, which is the investment adviser of Apollo Investment Corporation, a publicly traded business development company. Mr. Penn served as the Chief Operating Officer and a member of the investment committee of Apollo Investment from its inception in April 2004 through February 2006 and was its President and Chief Operating Officer from February 2006 through November 30, 2006.

During the period in which Mr. Penn was the Chief Operating Officer, Apollo Investment Corporation raised approximately $930 million of gross proceeds in an initial public offering in April 2004 and raised an additional $308 million in a follow-on offering of public equity in March 2006. Mr. Penn supervised the negotiation and execution of a senior secured credit facility with a syndicate of banks which, as amended, provided for borrowings up to $2.0 billion. During Mr. Penn’s tenure with Apollo Investment Corporation, it invested approximately $2.8 billion in 73 companies in partnership with 54 different financial sponsors.

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

During his more than 22-year career in the financial services industry, Mr. Penn has developed a network of financial sponsor relationships as well as relationships with management teams, investment bankers, attorneys and accountants that we believe provides us with access to substantial investment opportunities.

Our Investment Adviser has three experienced investment professionals, in addition to Mr. Penn who are also partners. These professionals, Geoffrey Chang, Salvatore Giannetti III and Whit Williams, have a combined 47 years of experience in the mezzanine, private equity and leveraged finance businesses. Mr. Chang was previously a founding member and Principal of Audax Mezzanine from 2000 through 2007 and, prior to that was a Director in the Leveraged Finance Group at CIBC World Markets Corp. Mr. Giannetti previously served as Partner in the private equity firm of Wilton Ivy Partners from 2004 through 2007. Prior to joining Wilton Ivy Partners, he was a Managing Director at UBS Warburg LLC in its Leveraged Finance and Financial Sponsors

Groups from March 2000 to November 2001. Mr. Williams was an officer at UBS Investment Bank from 1996 to March 2007, most recently as a Managing Director in its Leveraged Finance and Financial Sponsors Group. They are supported by a team of employees, including three other investment professionals who have experience in middle-market investing, leveraged finance and capital markets.

Our Administrator has experienced professionals including Aviv Efrat, who serves as our Chief Financial Officer and Treasurer. Mr. Efrat, who is also a Managing Director of the Administrator, has over 14 years of experience in finance, operations and administration of registered investment companies, having served for a decade as a Director at BlackRock, Inc., a leading investment firm. Guy Talarico, who serves as our Chief Compliance Officer, has over 20 years of regulatory compliance and securities law experience in the financial services industry, having served with various organizations in the areas of equity and fixed-income portfolio management, money market trading and custody.

In addition to furnishing us with office facilities, equipment, clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the SEC. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we offer and provide assistance. See “Risk Factors—Risk Relating to our Business and Structure.”

Market Opportunity

We believe that the size of the middle-market, coupled with the demands of middle-market companies for flexible sources of capital, creates an attractive investment environment for PennantPark.

•

We believe middle-market companies have faced increasing difficulty in raising debt through the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds or through bank borrowing, we believe these approaches to financing have become more difficult as Institutional investors have sought to invest in larger, more liquid offerings and banks have sharply curtailed lending in recent months. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield debt securities or borrowing from banks. In addition, many private finance companies that, until recently, financed their lending and investing activities through securitization transactions have lost that source of funding and cut back lending significantly.

•

We believe that the current credit market dislocation improves the risk/reward of our investments. The downturn in the credit markets has resulted in a less competitive lending market, more conservative capital structures, higher yields and stronger covenants.

•

We believe there is a large pool of uninvested private equity capital likely to seek mezzanine capital to support private investments. While we expect the rate of investment to be slower than in prior periods, we believe that private equity firms will continue to be active investors in middle-market companies and that these private equity funds will seek to leverage their investments by combining capital with mezzanine loans and/or senior secured loans from other sources.

•

We believe that opportunities to invest mezzanine, senior secured and other debt capital will remain strong. We expect that the volume of domestic “public-to-private” transactions as well as the number of companies selecting a “sale” alternative versus raising capital in the public equity markets as a means of increasing liquidity will remain large. Additionally, the cost and effort associated with being a public company in the United States have become more onerous, causing many management teams to consider alternative liquidity strategies.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers in middle-market companies.

Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet our value-oriented investment criteria employed by the Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We do not pursue short-term origination targets. We believe our approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Business—Investment Selection” and “Business—Due Diligence.”

Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network.

The management team of the Investment Adviser has long-term relationships with financial sponsors, management consultants and management teams that we believe enable us to evaluate investment opportunities effectively in numerous industries, as well as provide us access to substantial information concerning those industries. We identify potential investments both through active origination and through dialogue with numerous financial sponsors, management teams, members of the financial community and corporate partners with whom the professionals of our Investment Adviser have long-term relationships.

Flexible Transaction Structuring

Our Investment Adviser seeks to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, we seek to invest in companies that we believe can generate positive risk-adjusted returns.

We expect that the in-depth coverage and experience of Mr. Penn, as well as that of the other investment professionals of our Investment Adviser, will continue to enable us to invest throughout various stages of the economic cycle and to provide us with ongoing market insights in addition to a significant investment sourcing engine.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies, and to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these entrants, competition for investment opportunities at middle-market companies has intensified. However, we believe that there has been a reduction in the amount of debt capital available for lending in leveraged buyout transactions since the downturn in the credit markets, which began in mid-2007. This has resulted in a less competitive lending environment.

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

We use the industry information available to our Investment Adviser to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We benefit from the relationships of our senior investment professionals retained by our Investment Adviser, who enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Investment Policy Overview

PennantPark seeks to create a diversified portfolio that includes mezzanine debt, senior secured loans and equity by targeting investment size of $10 to $50 million in securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of mezzanine debt, senior secured loans and, to a lesser extent, equity investments in qualifying assets such as private or thinly traded or low-market-cap, public middle-market U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets.” These investments may include investments in public companies whose securities are not thinly traded or do not have a market cap of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940. We expect that these companies will generally issue debt securities that are not investment grade. Moreover, we may acquire investments in the secondary market. In analyzing such investments, we will continue to employ the same analytical process as we use for our primary investments.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include sales of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. See “Business—Investment Selection.”

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

Mezzanine Debt

Structurally, mezzanine debt (which includes second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured loans. Our second lien secured debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally earns a higher return than senior secured loans. In many cases mezzanine investors receive opportunities to invest directly in the equity investments of borrowers and from time to time may also receive warrants to purchase equity investments. We evaluate these investment opportunities on a case-by-case basis.

Senior Secured Debt

Structurally, senior secured debt (which includes first lien debt) ranks senior in priority of payment to mezzanine debt and equity, and usually benefits from a senior collateral interest in the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity investment of borrowers and from time to time may also receive warrants to purchase equity investments. We evaluate these investment opportunities on a case-by-case basis.

Our Portfolio

Our principal investment focus is to provide mezzanine debt and senior secured loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is a representative list of the industries in which we have invested:

• Aerospace and Defense	• Home and Office Furnishings, Housewares and Durable Consumer Products

• Auto Sector	• Insurance

• Broadcasting and Entertainment	• Leisure, Amusement, Motion Pictures, Entertainment

• Buildings and Real Estate	• Manufacturing/Basic Industry

• Business Services	• Media

• Cable Television	• Oil and Gas

• Cargo Transport	• Other Media

• Chemicals, Plastics and Rubber	• Printing and Publishing

• Consumer Products	• Telecommunications

• Containers, Packaging and Glass	• Retail Store

• Education	• Transportation

• Energy/Utilities	• Utilities

• Healthcare, Education and Childcare

We may invest in other industries if we are presented with attractive opportunities.

Listed below are our top ten portfolio companies and industries represented as a percentage of portfolio assets (excluding cash equivalents) as of:

Portfolio Company	September 30, 2008	Portfolio Company	September 30, 2007
i2 Holdings, LTD.	7%	Realogy Corp.	7%
UP Acquisition Sub Inc.	7%	Saint Acquisition Corp.	7%
Brand Energy and Infrastructure Services, Inc.	6%	Advanstar, Inc.	6%
CT Technologies	6%	Affinion Group Holding, Inc.	6%
TZ Merger Sub, Inc.	6%	Performance Holdings, Inc.	6%
Affinion Group Holding, Inc.	5%	Specialized Technology Resources, Inc.	6%
IDQ Holdings, Inc.	5%	Charter Communications Operating, LLC	5%
Performance Holdings, Inc.	5%	Questex Media Group, Inc.	5%
Specialized Technology Resources, Inc.	5%	Univision Communications, Inc.	5%
TransFirst Holdings, Inc.	4%	TransFirst Holdings, Inc.	4%

Industry	September 30, 2008	Industry	September 30, 2007
Aerospace and Defense	10%	Other Media	15%
Other Media	10%	Consumer Products	8%
Business Services	8%	Buildings and Real Estate	7%
Oil and Gas	7%	Business Services	7%
Consumer Products	6%	Home and Office Furnishings, Housewares and Durable Consumer Products	7%
Energy / Utilities	6%	Transportation	7%
Healthcare, Education and Childcare	6%	Chemicals, Plastics and Rubber	6%
Insurance	6%	Leisure, Amusement, Motion Pictures, Entertainment	6%
Auto Sector	5%	Broadcasting and Entertainment	5%
Chemicals, Plastics and Rubber	5%	Cable Television	5%

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with affiliates of PennantPark, subject to compliance with applicable regulations and our allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

On September 30, 2008, our portfolio consisted of thirty-seven companies and was invested 45% in subordinated debt, 28% in second lien secured debt, 6% in preferred and common equity investments and 21% in senior secured loans.

Investment Selection

We are committed to a value oriented philosophy used by the investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of Messrs. Penn, Chang, Giannetti and Williams, subject to final approval by Mr. Penn. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

Mezzanine debt typically has interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity or additional debt securities or defers payments of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.

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

We expect to hold most of our core investments to maturity or repayment, but may sell certain investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

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

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	Assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other PennantPark portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

Unforeseen developments in the global credit markets have negatively impacted the market for leveraged finance instruments, resulting in a broad-based deterioration of asset values and a potential increase in defaults. A sharp or prolonged economic downturn or other general market disturbance, such as the high volatility in the value of the U.S. dollar or continued stress in the credit markets, may affect us and result in lower earnings and net asset values. If the market for our investments is substantially eroded, we may not find purchasers for our portfolio investments at all, or we may be able to sell them only for a fraction of their previously recorded value. During such times, our board of directors, in conjunction with our Investment Adviser and one or more independent valuation firms will continue to determine the fair value of our investments in accordance with our valuation process enumerated above. They will take into account the applicable market conditions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. For a discussion of our portfolio’s performance, see Management Discussion and Analysis of Financial Condition and Results of Operations. For more information on the economic risks that may affect our performance, see Risk Factors—Risks Related to our Business and Structure.

Managerial assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We have not received any fees for such services since inception, but may receive compensation in the future.

Staffing

We do not currently have any employees. Mr. Penn, our Chief Executive Officer, is the Managing Member of our Investment Adviser. Our Investment Adviser currently has four senior investment professionals, Messrs. Chang, Giannetti, Penn and Williams. In addition, Mr. Efrat, our Chief Financial Officer and Treasurer, is a Managing Director of our Administrator, and Mr. Guy Talarico is our Chief Compliance Officer. Our Administrator and our Investment Adviser have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

Investment Management Agreement

PennantPark has entered into the Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes and monitors the investments we make.

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. The Investment Adviser has not yet undertaken any such services, but may do so at any time and without the prior approval of our stockholders or our board of directors. Our board of directors would monitor any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from PennantPark, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 9 to our financial statements). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee equals 2.00% after March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser earned a base management fee, after fee waiver, of $6.7 million and $1.9 million, respectively.

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

Graphical Representation of Calculation of Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

The second part of the incentive fee, which commenced on December 31, 2007, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year. This amount is computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the fiscal year ended September 30, 2008, the Investment Adviser earned $3.8 million in incentive fees. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Adviser did not receive an Incentive Fee.

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
= 2.00% – 1.75%
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

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.30%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”

Incentive fee = 100% x “catch-up” + (20% x (Pre-Incentive Fee Net Investment Income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

= (100% x 0.4375%) + (20% x (2.3% – 2.1875%))

= 0.4375% + (20% x 0.1125%)

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

Management

Year 1 incentive fee	= 20% x (0)
= 0
= no incentive fee

Year 2 incentive fee	= 20% x (6% – 1%)
= 20% x 5%
= 1%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.
(1)	Represents 7.0% annualized Hurdle.
(2)	Represents 2.0% annualized base management fee. Although the management fee will be 2.00% of our average adjusted gross total assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee will equal 1.50% from the consummation of the initial public offering through September 30, 2007, 1.75% from October 1, 2007 through March 31, 2008, and 2.00% thereafter.
(3)	Excludes organizational and offering expenses.

Duration and Termination

The Investment Management Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark, on February 13, 2007. Unless terminated earlier as described below, our Investment Management Agreement will continue in effect for a period of two years from its execution date through April 17, 2009. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors-Risks Relating to our Business and Structure—We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.”

Indemnification

Our Investment Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, PennantPark Investment Advisers and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from PennantPark for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ services under each respective agreement or otherwise as an Investment Adviser of PennantPark.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered Investment Adviser under the Advisers Act of 1940. The principal executive offices of PennantPark Investment Advisers are located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. For the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) to September 30, 2007, the Investment Adviser was reimbursed $2.0 million and approximately $490,000, respectively, from PennantPark Investments, including expenses it incurred on behalf of the Administrator for the services described above.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, PennantPark Investment Administration and its officers, manager, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from PennantPark for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Administration’s services under our Administration Agreement or otherwise as Administrator for PennantPark.

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

REGULATION

General

We are a business development company under the 1940 Act and have to elect to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such investments, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined under the 1940 Act to include any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but is excluded from the definition of an investment company by Section 3(c) of the 1940 Act; and

(c)	does not have any class of securities listed on a national securities exchange; has any class of Securities listed on a national securities exchange subject to a market capitalization maximum of $250.0 million; or is controlled by us and has one of our affiliates as a director.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. operating company or from an affiliated person of the issuer, or in transactions incident thereto, if such issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Effective July 2008, the definition of eligible portfolio company expanded to include any domestic operating company that has a class of securities listed on a national securities exchange provided it has a market capitalization of less than $250 million. Market capitalization will be calculated using the price at which the portfolio company’s common equity is last sold, or the average of the bid and ask prices of the portfolio company’s common equity, in the principal market for such common equity on any day in the 60-day period immediately before the acquisition of its securities.

Code of Ethics

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read a copy of our code of ethics on our website at http://www.pennantpark.com.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party Administrator).

We restrict access to non-public personal information about our stockholders to employees of our Investment Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Compliance Policies and Procedures

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required by law to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to PennantPark or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and PennantPark Investment Advisers have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, we review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and we designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting, which must be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.

Election to be Taxed as a RIC

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and asset diversification requirements (as described below). We also must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment or to provide us with additional liquidity.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed or taxed, in preceding years (the “Excise Tax Avoidance Requirement”). We may elect to retain such income, and pay such tax, for investment purposes or to provide us with additional liquidity.

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

a)	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

b)	no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with pay in kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be taxed as a RIC” above.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Failure to Qualify as a RIC

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the distributions received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Item 1A.	Risk Factors

An investment in our shares involves substantial risks relating to our structure and investment objectives, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

The capital markets are currently experiencing a period of dislocation and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had and could continue to have a negative impact our business and operations.

We believe that the dramatic deflation of asset valuations due in large part to the collapse of the subprime lending market has caused a general disruption in the U.S. capital markets. This collapse is evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and for financial services firms in particular. These conditions could persist for a prolonged period of time or worsen in the future. Meanwhile, equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future.

Reflecting the concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our Net Asset Value through increased net unrealized depreciation. Subsequent to September 30, 2008 through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and pricing levels have continued to decline. As a result, depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods. Any such developments could have a material adverse impact on our business, financial condition and results of operations.

Current market developments may adversely affect our business and results of operations by reducing availability under our credit facility.

In addition to the applicable asset coverage test that restricts our ability to borrow under our credit facility. This facility contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Our borrowings under our credit facility are collateralized by the assets in our investment portfolio. The agreements governing the credit facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of shareholder’s equity; and

•	A requirement that our outstanding borrowings under the credit facility not exceed a certain percentage of the values of our portfolio companies.

As of September 30, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, during the fiscal year ended September 30, 2008, net unrealized depreciation in our portfolio increased and, given the further deterioration in public debt and equity markets and pricing levels subsequent to this period, net unrealized depreciation in our portfolio may continue to increase in the future. Further material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity. This could have a material adverse effect on our operations, as it would trigger mandatory pre-payment obligations under the terms of the credit facility.

A prolonged disruption of the credit markets could materially damage our business

A protracted disruption in the credit markets could decreased demand for our investments. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase securities. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our credit facility. These situations may arise due to circumstances that we may be unable to control, such a protracted disruption in the credit markets, a severe decline in the value of the United States dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in our recording values that are materially different than the values we ultimately receive upon disposition of such assets.

At September 30, 2008, about one–half of our portfolio assets were recorded using broker/dealers quotes and the balance of our portfolio assets were recorded using the services of one or more nationally recognized independent valuation firms. As a result, there may be uncertainty as to the value of our portfolio investments. As we invest our capital we expect that a larger percentage of our portfolio investments will be in the form of securities that have no broker/dealers quotes.

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

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically fair value each individual investment on a quarterly basis. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Likewise, we record unrealized depreciation if we believe that the underlying portfolio company has depreciated in value.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. The fair value of our portfolio companies on the whole has decreased substantially over the past two fiscal years. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us. If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations.

PennantPark Investment incurs credit risk when it loans money or commits to loan money to a portfolio company.

Our primary business exposes us to credit risk, and the quality of our portfolio will have a significant impact on our earnings. Credit risk is a component part of our fair valuation of our portfolio companies. Negative credit events will lead to a decrease in the fair value of our portfolio companies.

In addition, current market developments have affected consumer confidence levels which may result in adverse changes in payment patterns. Increased delinquencies and default rates would impact our results of operations. Deterioration in the quality of our credit portfolio could have a material adverse effect on our capital, financial condition and results of operations.

Our borrowers may default on their payments, which may have a materially negative effect on our financial performance.

We primarily make private, long-term subordinated and senior loans and invest in equity investments, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, if the severe challenges facing the general economy and the tightening in the credit markets persists and/or deteriorates further, such conditions could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a materially negative effect on our financial results.

The lack of liquidity in our investments may adversely affect our business.

We may acquire our core investments directly from the issuer in privately negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company, but we are not required to do so.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly in light of current market developments in which investor appetite for illiquid securities has substantially diminished. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially harm our business.

We rely in part on our senior secured investments to provide us with adequate liquidity, but even these investments face liquidity constraints under current market conditions.

The market for senior secured debt investments and other over-the-counter traded securities has weakened as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the investments, which has decreased under current market conditions.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the value of our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not at least 200%. If this ratio declines below 200%, we may not be able to pay dividends to our stockholders or incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Our current and future debt is governed by the terms of our credit facility and by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our $300 million revolving credit facility and intend in the future to borrow additional amounts under our credit facility and to increase the size of our credit facility, subject to the availability of such financing and our ability to incur additional debt. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets in connection with our credit facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

Changes in interest rates may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In recent months, the tightening in the credit markets has resulted in unprecedented spreads between commercial borrowing rates and “risk-free” borrowing rates. The London Interbank Offered Rate (“LIBOR”), for example, experienced extreme volatility as banks refused to lend to each other on historically reasonable terms. Our borrowing rate is set at 100 basis points over LIBOR, and if volatility were to continue at recent levels or if LIBOR were to spike to levels significantly higher than the risk-free lending rate, our net income could be affected. However, because approximately one-half of our portfolio consists of variable-rate securities, changes in interest rates tend to have a muted impact on our portfolio. Nevertheless, in periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Quantitative and Qualitative Disclosures about Market Risk.”

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income. For a definition of Pre-Incentive Fee Net Investment Income, see “Business—Investment Management Agreement.”

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

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers will have substantial responsibilities under our Investment Management Agreement. In order to grow, we and our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the Investment Adviser may also be called upon to provide managerial assistance to portfolio companies as the principals of our Administrator and other investment vehicles which may be managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including making investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Most of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

PennantPark may not replicate the historical performance of other investment companies with which Mr. Penn and our other investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. Mr. Penn, our Chief Executive Officer and the Managing Member of our Investment Adviser, has had more than one year of experience managing the investments of PennantPark and approximately three years of experience managing another business development company. However, current market conditions and the current stage of the economic cycle present significant challenges to us that have not been present in recent years, if ever. In addition, the investment philosophy and techniques used by our Investment Adviser may differ from those used by other investment companies. Accordingly, we can offer no assurance that PennantPark will replicate the historical performance of other investment companies with which Mr. Penn and our other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

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

Regulations governing our operation as a business development company will affect our ability to and the way in which we raise additional capital, which could negatively impact the value of your investment in us.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants to purchase certain of our securities, the issuance of subscription rights or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our board of directors. We may, however, subject to the requirements of the 1940 Act, issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to this registration statement on Form N-2, we must then be qualified to register our securities on Form S-3. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of dividends on, and repayment of the liquidation preference of, such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Also, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

We may in the future determine to fund a portion of our investments with debt securities, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.

As a result of an issuance of debt securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other dividends or other payments to our common stockholders. If we issue debt securities, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

In addition, as a business development company, we are generally required to maintain a ratio of total assets to total borrowings of at least 200%. This may restrict our ability to borrow in certain circumstances.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we acquire, the conditions in the credit markets and the economy generally, the default rate on such investments, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

In the past following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.

If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

There are significant potential conflicts of interest which could impact our investment returns.

The partners of our Investment Adviser may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark that may be formed in the future. The Investment Adviser has not yet undertaken any such services, but may do so at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

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

We have entered into a license agreement (the “License Agreement”) with PennantPark Investment Advisers, pursuant to which our Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” Under the License Agreement, we will have the right to use the “PennantPark” name for so long as the Investment Adviser or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we will have no legal right to the “PennantPark” name. In addition, we pay PennantPark Investment Administration, an affiliate of the Investment Adviser, our allocable portion of overhead and other expenses incurred by PennantPark Investment Administration in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements may create conflicts of interest that our board of directors must monitor.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

RISKS RELATED TO OUR INVESTMENTS

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many financial experts believe that we are in a recession. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior secured loans.

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We invest primarily in mezzanine debt, senior secured loans and selected equity investments issued by U.S. middle-market companies.

Mezzanine Debt: Our mezzanine debt investments will generally be subordinated to senior secured loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive cash prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

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

We may invest up to 30% of our assets in investments that are not qualifying assets for business development companies under the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

As a business development company, we may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made such qualifying assets represent at least 70% of the value of our total assets. Qualifying assets include investments in U.S. operating companies whose securities are not listed on a national securities exchange and companies listed on a national securities exchange subject to a market capitalization limit of $250 million. Qualifying assets also include cash, cash items, government securities and high quality debt securities maturing in one year or less from the time of investment. See “Regulation” for a complete list of the qualifying assets in which we may invest.

We believe that most of our senior secured loans and mezzanine debt investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stakeholdings in investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Although we may do so in the future, we do not currently have controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we will rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could materially adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

We may make investments that cause our shareholders to bear investment advisory fees and other expenses on such investments in addition to our management fees and expenses.

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

We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Our investments in foreign debt securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of companies located outside of the United States. Investing in companies located outside of the United States may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of PennantPark or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting us from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, and as included in the covenants to our credit facility, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

Our shares trade at discounts from net asset value and may trade at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our Net Asset Value. Our shares traded on NASDAQ at $7.41 and $13.40 as of September 30, 2008 and September 30, 2007, respectively. Our Net Asset Value was $10.00 and $12.83, as of September 30, 2008 and September 30, 2007, respectively. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value in the future.

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

We may allocate the net proceeds from an offering in ways with which you may not agree.

We have significant flexibility in investing the net proceeds of an offering and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under our credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

Sales of substantial amounts of our securities may have an adverse effect on the market price of our securities.

Sales of substantial amounts of our securities, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of September 30, 2008, we do not own any real estate or other physical properties materially important to our operation. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended September 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on the NASDAQ Global Select Market.

Period	NAV(1)	Closing Sales Price		Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Declared Dividends
		High	Low
Fiscal year ending September 30, 2008
Fourth quarter	$10.00	$8.50	$5.92	85%	59%	$0.24
Third quarter	$10.77	$8.60	$7.05	80%	65%	$0.22
Second quarter	$10.26	$11.31	$8.38	110%	82%	$0.22
First quarter	$12.07	$14.49	$9.08	120%	75%	$0.22
Fiscal year ended September 30, 2007
Fourth quarter	$12.83	$14.76	$12.61	115%	98%	$0.22
Third quarter*	$13.74	$15.03	$14.04	109%	102%	$0.14

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	From April 24, 2007 (initial public offering) to September 30, 2007.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future. The reported closing market value of our common stock on November 11, 2008 was $3.33 per share, and we had 15 stockholders of record.

DISTRIBUTIONS

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since our inception (See Note 8):

Record Date	Payment Date	Amount
Fiscal Year Ending September 30, 2008
September 24, 2008	October 1, 2008	$0.24
June 23, 2008	June 30, 2008	$0.22
March 24, 2008	March 31, 2008	$0.22
December 24, 2007	December 31, 2007	$0.22

Total Fiscal Year Ending September 30, 2008		$0.90

Inception to September 30, 2007
September 25, 2007	September 28, 2007	$0.22
June 22, 2007	June 29, 2007	$0.14

Total inception to September 30, 2007		$0.36	*

*	$0.001354 per share is a tax return of capital.

In January 2009, a Form 1099-Div will be sent to stockholders which, will state the amount and composition of distributions and provide information with respect to appropriate tax treatment.

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

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2008.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period April 24, 2007 (public offering) through September 30, 2008. The graph assumes that, on April 24, 2007, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The Statement of Operations, Per Share and Balance Sheet data as of and for the fiscal year ended September 30, 2008 and as of and for the period from January 11, 2007 (inception) through September 30, 2007 are derived from our financial statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
	(dollar amounts in thousands, except per share data)
Statement of Operations Data:
Total investment income	$39,811	$13,107
Net expenses	21,255	5,802
Net investment income	18,556	7,305
Net realized and unrealized losses	(59,259)	(24,004)
Net decrease in net assets resulting from operations	(40,703)	(16,699)

Per Share Data:
Net asset value	10.00	12.83
Net decrease in net assets resulting from operations	(1.93)	(0.80)
Distributions to stockholders(1)	0.90	0.36

Balance Sheet Data:
Total assets	419,811	555,008
Borrowings outstanding	202,000	10,000
Total net assets	210,728	270,393

Other data:
Total return(2)	(38.58)%	(8.29)%
Number of portfolio companies at period end	37	38
Investments purchased during the period	209,226	414,640
Investment sales and prepayments during the period	70,121	99,636
Weighted average yield on debt portfolio at period end (unaudited)	11.1%	10.1%

(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the respective reporting periods, and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this report.

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

Overview

PennantPark was organized under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private or thinly traded public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Our investment activities are managed by PennantPark Investment Advisers and supervised by our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt and to a lesser extent, equity investments. In the current credit environment, we also intend invest selectively in senior secured loans, which we believe offer attractive risk adjusted yields and consider them a part of our core holdings at the present time.

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

We are currently operating in a severely constrained credit market. Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets is adversely affecting each of these factors and has resulted in broad-based reduction in the demand for, and valuation of, high-risk debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies with strong balance sheets that need senior secured and mezzanine debt financing. However, these market conditions are also adversely affecting our portfolio valuations and increase the risk of default among our portfolio companies, which could negatively impact our performance.

Revenues

We generate revenue in the form of interest income on the debt investments, we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt investments, is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind (PIK). The principal amount of the debt investments, and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We bear all other costs and expenses of our operations and transactions, including:

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

•

all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $166.2 million of subordinated debt, $104.2 million of second lien secured debt, $22.9 million of equity investments and $78.8 million of senior secured loans. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio) with an average investment size of $3.5 million, and a weighted average yield of 5.2%. 45% of our debt portfolio was in fixed-rate and 55% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $72.0 million. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million and a weighted average yield on debt investments of 11.1%, and was invested 45% in subordinated debt, 28% in second lien secured debt, 6% in preferred and common equity investments and 21% in senior secured loans.

For the fiscal year ended September 30, 2008, we purchased $206.8 million, in fourteen new and two existing portfolio companies with an overall average yield of 13.8% on debt investments. For the three months ended September 30, 2008, we purchased $57.4 million, in three new portfolio companies with an overall average yield of 14.2% on debt investments.

As of September 30, 2007, our portfolio totaled $291.0 million and consisted of $57.3 million of subordinated debt, $67.8 million of second lien secured debt, $7.0 million of equity investments and $158.9 million of non-core senior secured loans. Our core assets totaled $132.1 million and consisted of investments in eight different companies with an average investment size of $16.5 million per company and a weighted average yield of 13.0% on debt investments. Our senior secured loan portfolio totaled $158.9 million and consisted of thirty-one different companies (including one company also in our core portfolio) with an average investment size of $5.3 million, and a weighted average yield of 7.5%. 15% of our debt portfolio was in fixed-rate and 85% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $23.9 million. Our overall portfolio consisted of thirty-eight companies with an average investment size of $7.6 million and a weighted average yield on debt investments of 10.1%, and was invested 20% in subordinated debt, 23% in second lien secured debt, 2% in common equity investments and 55% in senior secured loans.

For the period April 24, 2007 (initial public offering) to September 30, 2007, we purchased $144.4 million, in eight new and five existing portfolio companies with an overall average yield of 13.0% on debt investments. For the three months ended September 30, 2007, we purchased $41.3 million, in one new and five existing portfolio companies with an overall average yield of 15.2% on debt investments.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted investments, our board of directors, together with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which assists in clarifying the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 generally requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 on October 1, 2008. This adoption does not affect the PennantPark Investment’s financial position or its results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. Upon our adoption our Net Asset Value increased by $41.8 million, or $1.98 per share, due to the fair value adjustment related to our credit facility. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply the fair value option to any other financial assets or liabilities.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income. We record prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For PennantPark Investment to maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though PennantPark Investment has not collected any cash with respect to PIK investments.

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

RESULTS OF OPERATIONS

The overall leveraged finance market has continued to experience pressure which has resulted in depreciation on some of our existing assets and improved risk/reward environment for new investments. We did not experience compromised liquidity during the turmoil in the global credit markets because of our ability to sell our senior secured loans and availability under our credit facility.

Set forth below are the results of operations for the fiscal year ended September 30, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007.

We did not experience compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell loans from our senior secured portfolio and availability under our credit facility. If the valuations of our portfolio companies continue to fall significantly from their present values, we may suffer reduced liquidity under our credit facility because of the asset coverage ratio applicable to business development companies, which generally requires our total assets to be at least 200% of our total liabilities, and because of a requirement that our outstanding borrowings under the credit facility not exceed a certain percentage of the values of our portfolio companies.

Investment Income

Investment income for the fiscal year ended September 30, 2008, was $39.8 million. Interest income from senior secured loan investments totaled $16.2 million; $14.7 million from second lien secured debt investments; and $7.2 million from subordinated debt investments for the same period. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The increase in investment income from fiscal year 2007 to 2008 is due to the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Investment income for the period from January 11, 2007 (inception) through September 30, 2007 was $13.1 million and was primarily attributed to senior secured loan investments.

Expenses

Net expenses for the fiscal year ended September 30, 2008, totaled $21.2 million. Net base management fee for the same period totaled $6.7 million, performance-based incentive fee totaled $3.8 million, credit facility related expense totaled $6.3 million and general and administrative expenses totaled $4.4 million. The increases in expenses from fiscal year 2007 to 2008 were due to the growth of our portfolio and the incurrence of additional borrowing costs under our credit facility.

Net expenses for the period from January 11, 2007 (inception) through September 30, 2007 were $5.8 million. Of these totals, $1.8 million was attributable to credit facility related expenses, and $2.1 million to general and administrative expenses (including approximately $313,000 non-recurring, primarily legal and corporate tax expenses). Net base management fee for both periods totaled $1.9 million. PennantPark Investment Advisers did not receive a management or incentive fee for its service performed on our behalf prior to completion of our initial public offering on April 24, 2007.

Net Investment Income

Net investment income totaled $18.6 million or $0.88 per share, for the fiscal year ended September 30, 2008, and $7.3 million or $0.35 per share for the period from January 11, 2007 (inception) through September 30, 2007.

Net Realized Loss

Sales and repayments of long-term investments for the fiscal year ended September 30, 2008 totaled $70.1 million and net realized losses totaled $11.2 million due to sale of senior secured loans. Sales and repayments of long-term investments for the period from January 11, 2007 (inception) through September 30, 2007 totaled $99.6 million and net realized losses totaled approximately $82,000.

Net Unrealized Depreciation on Investments and cash equivalents

Net unrealized depreciation on investments totaled $48.1 million and $23.9 million for the fiscal year ended September 30, 2008 and for the period January 11, 2007 (inception) through September 30, 2007, respectively.

Net Decrease in Net Assets From Operations

Net decrease in net assets resulting from operations totaled $40.7 million, or $1.93 per share, for the fiscal year ended September 30, 2008, primarily due to the overall decline in market values for investments held in our portfolio. Net decrease in net assets resulting from operations totaled $16.7 million or $0.80 per share for the period from January 11, 2007 (inception) through September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of September 30, 2008, PennantPark Investment had outstanding borrowings of $202.0 million (including $40.0 million temporary draw) under the Credit Agreement, with an average interest rate of 3.93%.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

PennantPark Investment’s liquidity and capital resources are also generated and available from cash flows from operations, investment sales and repayments of senior and subordinated loans and income earned from investments and cash equivalents. On September 30, 2008, PennantPark Investment had $202.0 million borrowings (including $40.0 million temporary draw) under our senior secured revolving credit facility, and $98.0 million remained unused subject to maintenance of the applicable total assets to debt ratio of 200%, and a requirement that our outstanding borrowing not exceed a certain percentage of the values of our portfolio companies. In the future, PennantPark Investment may raise additional equity or debt capital off a shelf registration or may securitize a portion of its investments among other considerations. However, we face and expect to continue to face liquidity constraints under current market conditions, and if such conditions worsen substantially, we may be unable to raise capital at all. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, debt capital, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions. Furthermore, if the valuations of our portfolio companies continue to fall significantly from their present values, we may suffer reduced availability under our credit facility because such availability depends on our asset coverage, which generally requires that the valuation of our total assets be at least equal to 200% of our total liabilities. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Our operating activities resulted in a net use of cash of $390.7 million for the fiscal year ended September 30, 2008, and our financing activities resulted in a net inflow of cash of $173.0 million for the same period, primarily from borrowings under our credit facility.

Our operating activities resulted in a net outflow of cash equal to $37.9 million for the period from January 11, 2007 (inception) through September 30, 2007 and our financing activities resulted in a net inflow of cash of $295.8 million for the same period, primarily from the issuance of our common stock.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total		Less than 1 year	1-3 years	3-5 years		More than 5 years
Senior secured revolving credit facility(1)	$202.0	(2)	—	—	$202.0	(2)	—

(1)	On September 30, 2008, $98.0 million remained unused under our senior secured revolving credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, and a requirement that our outstanding borrowing not exceed a certain percentage of the values of our portfolio companies.
(2)	Including $40.0 million temporary draw.

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

Distributions declared to stockholders for the fiscal year ended September 30, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007 totaled $19.0 million or $0.90 per share and $7.6 million or $0.36 per share, respectively.

We intend to continue to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our board of directors.

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

We did not experience compromised liquidity during the continued turmoil in the global credit markets because of our ability to liquidate our portfolio of non-core senior secured loans, which totaled $66.6 million as of September 30, 2008, and availability under our credit facility.

Recent Developments

On September 5, 2008, we filed a Form N-2 registration statement with the SEC that would permit us to offer, from time to time, up to $250.0 million of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights. The SEC declared this statement effective September 9, 2008.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by this report, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR and typically have durations of three months after which they reset to current market interest rates.

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

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting	55

Report of Independent Registered Public Accounting Firm	56

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	57

Statement of Assets and Liabilities as of September 30, 2008 and Consolidated Statements of Assets and Liabilities as of September 30, 2007	58

Statement of Operations for the year ended September 30, 2008 and Consolidated Statement of Operations for the Period from January 11, 2007 (inception) through September 30, 2007	59

Statement of Changes in Net Assets for the year ended September 30, 2008 and Consolidated Statement of Changes in Net Assets for the Period from January 11, 2007 (inception) through September 30, 2007	60

Statement of Cash Flows for the year ended September 30, 2008 and Consolidated Statement of Cash Flows for the Period from January 11, 2007 (inception) through September 30, 2007	61

Schedule of Investments as of September 30, 2008 and September 30, 2007 Notes to Financial Statements	68

Management’s Report on Internal Control over Financial Reporting

The management of PennantPark Investment Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. This report appears on page 57.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation:

We have audited the accompanying statements of assets and liabilities of PennantPark Investment Corporation (the “Company”) as of September 30, 2008 and 2007, including the schedule of investments, and the related statements of operations, changes in net assets, and cash flows for the year ended September 30, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the year ended September 30, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 20, 2008

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation:

We have audited PennantPark Investment Corporation’s (the Company) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 78 of the Annual Report on Form 10-K, Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of PennantPark Investment Corporation as of September 30, 2008 and 2007, including the schedule of investments, and the related statements of operations, changes in net assets, and cash flows for the year ended September 30, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007, and our report dated November 20, 2008 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 20, 2008

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2008	September 30, 2007
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$427,481,745 and $298,789,297, respectively)	$354,261,950	$274,679,030
Non-controlled, affiliated investments, at fair value (cost—$16,692,261 and $16,092,573, respectively)	17,885,870	16,337,578

Investments at fair value	372,147,820	291,016,608
Cash equivalents (cost—$40,249,201 and $258,016,351, respectively)	40,249,201	257,959,635
Interest receivable	6,046,199	4,517,850
Prepaid expenses and other assets	1,367,479	1,513,583

Total assets	419,810,699	555,007,676

Liabilities
Distributions payable	5,056,505	—
Payable for cash equivalents purchased	—	252,759,931
Payable for investments purchased	—	16,583,921
Unfunded investments	—	3,989,948
Credit facility payable	202,000,000	10,000,000
Interest payable	725,317	170,989
Accrued other expenses	1,300,617	1,109,793

Total liabilities	209,082,439	284,614,582

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Distributions in excess of net investment income	(602,660)	(196,769)
Accumulated net realized loss	(11,250,567)	(95,832)
Net unrealized depreciation on investments and cash equivalents	(72,026,186)	(23,921,978)

Total net assets	$210,728,260	$270,393,094

Total liabilities and net assets	$419,810,699	$555,007,676

Net asset value per share	$10.00	$12.83

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Investment income:
From non-controlled, non-affiliated investments:
Interest	$37,809,280	$12,013,028
Dividends	340,533	879,537
Other	255,944	4,995
From non-controlled, affiliated investments:
Interest	1,405,205	209,781

Total investment income	39,810,962	13,107,341

Expenses:
Base management fee (see note 3)	7,136,580	2,565,085
Performance-based incentive fee (see note 3)	3,791,900	—
Interest and other credit facility expenses	6,308,933	1,835,816
Administrative services expenses (see note 3)	2,301,973	778,587
Other general and administrative expenses	2,136,303	1,158,750

Expenses before base management fee waiver	21,675,689	6,338,238

Base management fee waiver	(420,731)	(641,273)
Income tax expense	—	105,880

Net expenses	21,254,958	5,802,845

Net investment income	18,556,004	7,304,496

Realized and unrealized gain (loss) on investments and cash equivalents:
Net realized loss on investments and cash equivalents	(11,154,735)	(81,769)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments and cash equivalents	(49,052,812)	(24,166,983)
Non-controlled, affiliated investments	948,604	245,005

Net change in unrealized depreciation	(48,104,208)	(23,921,978)

Net realized and unrealized loss from investments and cash equivalents	(59,258,943)	(24,003,747)

Net decrease in net assets resulting from operations	$(40,702,939)	$(16,699,251)

Gain (loss) per common share (see note 6)	$(1.93)	$(0.80)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Decrease in net assets from operations:
Net investment income	$18,556,004	$7,304,496
Net realized loss on investments and cash equivalents	(11,154,735)	(81,769)
Net change in unrealized depreciation on investments and cash equivalents	(48,104,208)	(23,921,978)

Net decrease in net assets resulting from operations	(40,702,939)	(16,699,251)

Dividends and distributions to Stockholders:
Dividends from net investment income	(18,961,895)	(7,545,458)
Return of capital	—	(28,356)

Total dividends and distributions	(18,961,895)	(7,573,814)

Capital share transactions:
Issuance of shares of common stock	—	315,375,000
Offering costs related to public share offerings	—	(21,309,375)
Reinvestment of dividends	—	600,534

Net increase in net assets resulting from capital share transactions	—	294,666,159
Total (decrease) increase in net assets	(59,664,834)	270,393,094

Net Assets:
Beginning of period	270,393,094	—

End of period	$210,728,260	$270,393,094

Capital Share Activity:
Shares issued from subscriptions	—	21,025,000
Shares issued from reinvestment of dividend	—	43,772

Total increase in capital shares	—	21,068,772

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(40,702,939)	$(16,699,251)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Change in net unrealized depreciation on investments and cash equivalents	48,104,208	23,921,978
Net realized loss on investments and cash equivalents	11,154,735	81,769
Net accretion of discount and amortization of premium	(1,285,365)	(15,875)
Purchase of investments	(206,790,979)	(413,972,173)
Payment-in-kind interest	(2,434,562)	(668,268)
Proceeds from disposition of investments	70,120,751	99,635,961
Increase in interest receivable	(1,528,349)	(4,517,850)
Decrease (increase) in prepaid expenses and other assets	146,104	(252,287)
Increase in distributions payable to stockholders	5,056,505	—
(Decrease) increase in payables for cash equivalents purchased	(252,759,931)	252,759,931
(Decrease) increase in payables for investments purchased	(16,583,921)	16,583,921
(Decrease) increase in unfunded investments	(3,989,948)	3,989,948
Increase in interest payable on credit facility	554,328	170,989
Increase in accrued expenses	190,824	1,109,793

Net cash used by operating activities	(390,748,539)	(37,871,414)

Cash flows from financing activities:
Increase in issuance of common stock	—	315,375,000
Offering costs	—	(21,309,375)
Capitalized borrowing costs	—	(1,261,296)
Dividends and distributions to stockholders	(18,961,895)	(6,973,280)
Borrowings under credit facility (see note 12)	461,040,000	271,913,786
Repayments under credit facility (see note 12)	(269,040,000)	(261,913,786)

Net cash provided by financing activities	173,038,105	295,831,049

Net (decrease) increase in cash and cash equivalents	(217,710,434)	257,959,635
Cash and cash equivalents, beginning of period	257,959,635	—

Cash and cash equivalents, end of period	$40,249,201	$257,959,635

Supplemental disclosure of cash flow information:
Interest paid	$4,982,247	$1,598,055
Non-cash financing activities consist of the reinvestment of dividends totaling	$—	$600,534
Income taxes paid	$—	$150,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—187.2%(1)
Subordinated Debt/Corporate Notes—76.8%
Advanstar, Inc.	11/30/2015	Other Media	10.76	%(6)	L+700	$16,268,634	$16,268,634	$12,567,520
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	9.37	%(6)	L+625	22,500,000	21,587,384	18,562,500
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—	8,000,000	7,831,761	8,000,000
CT Technologies Intermediate Holdings, Inc.	03/19/2014	Business Services	14.00	%(6)	—	20,000,000	19,502,246	20,000,000
i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	%(6)	—	22,041,438	21,649,325	22,041,438
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—	20,000,000	19,555,782	20,000,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—	10,067,361	9,922,722	10,067,361
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—	28,000,000	26,337,698	9,520,000
TZ Merger Sub, Inc.	10/01/2016	Insurance	13.50	%(6)	—	20,000,000	19,811,785	20,000,000
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—	21,000,000	20,428,146	21,000,000

Total Subordinated Debt/Corporate Notes						187,877,433	182,895,483	161,758,819

Second Lien Secured Debt—45.5%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	9.81%		L+700	12,000,000	11,682,795	11,160,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	8.81%		L+600	13,600,000	13,068,290	12,342,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	11.26%		L+750	12,000,000	11,947,073	10,080,000
Questex Media Group, Inc.	11/04/2014	Other Media	9.31%		L+650	10,000,000	10,000,000	8,700,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	10.55%		L+775	10,000,000	9,951,058	3,100,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—	19,000,000	16,565,952	6,270,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	8.54	%(6)	L+575	12,500,000	11,838,114	10,500,000
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	10.70	%(6)	L+700	22,500,000	22,485,895	19,800,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	9.77	%(6)	L+600	16,500,000	15,866,044	13,942,500

Total Second Lien Secured Debt						128,100,000	123,405,221	95,894,500

						Shares
Preferred Equity—4.4%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	%(6)	—	842	841,927	841,927
i2 Holdings Ltd.	—	Aerospace and Defense	12.00	%(6)	—	3,960,000	3,960,000	3,960,000
TZ Holdings, L.P., Series A (TZ Merger Sub, Inc.)	—	Insurance	—	(7)	—	686	685,820	685,820
TZ Holdings, L.P., Series B (TZ Merger Sub, Inc.)	—	Insurance	6.50	%(6)	—	1,312	1,312,006	1,312,006
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00	%(6)	—	91,608	2,499,066	2,499,066

Total Preferred Equity						4,054,448	9,298,819	9,298,819

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Shares	Cost	Value(3)
Common Equity/Partnership Interest(7)—4.0%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—	3,000	$3,000,000	$998,883
CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—	1,627	16,271	149,557
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—	5,556	3,200,000	3,200,000
i2 Holdings Ltd.	—	Aerospace and Defense	—		—	440,000	440,000	1,545,062
TZ Holdings, L.P. (TZ Merger Sub, Inc.)	—	Insurance	—		—	2	2,173	2,173
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—	91,608	916	2,569,208

Total Common Equity/Partnership Interest						541,793	6,659,360	8,464,883

						Par
First Lien Secured Debt—37.4%
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	5.06%		L+225	$7,896,473	7,889,120	5,401,187
Cohr Holdings, Inc.	01/31/2013	Healthcare, Education and Childcare	5.35%		L+250	2,955,000	2,955,000	1,484,888
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.04	%(6)	L+825	14,014,177	12,965,204	12,192,334
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.25%		P+725	2,293	2,121	1,995
Gatehouse Media Operating, Inc.	08/28/2014	Media	4.81%		L+200	7,000,000	7,000,000	3,336,690
General Nutrition Centers, Inc.	09/16/2013	Retail Store	5.57%		L+225	3,410,095	3,411,892	2,821,854
Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	—	(7)	—	6,912,500	6,912,500	5,149,813
Hanley-Wood, L.L.C.	03/08/2014	Other Media	4.83%		L+225	8,932,500	8,932,500	6,327,185
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	5.31%		L+250	5,000,000	5,000,000	4,275,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.35%		L+225	9,890,541	9,890,541	6,156,861
Levlad, L.L.C.	03/08/2014	Consumer Products	5.46%		L+225	4,564,563	4,564,563	2,639,837
Longview Power, L.L.C.	02/28/2014	Utilities	5.54%		L+225	3,000,000	3,000,000	2,630,001
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.96%		L+225	3,950,100	3,950,100	2,567,565
Mitchell International, Inc.	03/28/2014	Business Services	5.81%		L+200	3,940,000	3,940,000	3,723,300
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	4.62%		L+200	6,895,000	6,900,583	5,274,675
Penton Media, Inc.	02/01/2013	Other Media	5.07%		L+225	4,925,000	4,925,000	3,558,313
Philosophy, Inc.	03/16/2014	Consumer Products	5.71%		L+200	1,474,667	1,474,667	1,194,480
Questex Media Group, Inc.	05/04/2014	Other Media	5.81%		L+300	4,924,167	4,924,167	4,825,683
Reader’s Digest Association, Inc.	03/02/2014	Printing and Publishing	4.71%		L+200	985,000	985,000	699,350
Rexnord , L.L.C.	07/19/2013	Manufacturing/Basic Industry	5.76%		L+200	2,917,576	2,917,576	2,625,819
Sitel, L.L.C.	01/30/2014	Business Services	5.30%		L+250	2,592,017	2,592,017	1,892,172
Sitel, L.L.C.	01/30/2014	Business Services	6.50%		P+150	90,311	90,311	65,927

Total First Lien Secured Debt						106,271,980	105,222,862	78,844,929

Investments in Non-Controlled, Non-Affiliated Portfolio Companies							427,481,745	354,261,950

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.5%(2)

Subordinated Debt/Corporate Notes—2.1%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures, Entertainment	14.25	%(6)	—	$4,414,356	$4,192,261	$4,414,356

Second Lien Secured Debt—4.0%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures, Entertainment	8.55%		L+575	8,750,000	8,750,000	8,347,500

						Shares
Common Equity/Partnership Interest(7)—2.4%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—		—	37,500	3,750,000	5,124,014

Investments in Non-Controlled, Affiliated Portfolio Companies							16,692,261	17,885,870

Total Investments—176.6%							$444,174,006	$372,147,820

						Par
Cash Equivalents—19.1%
Money Market—Mutual Funds			—		—	$40,249,201	40,249,201	40,249,201

Total Cash Equivalents						40,249,201	40,249,201	40,249,201

Total Investments and Cash Equivalents—195.7%							$484,423,207	$412,397,021

Liabilities in Excess of Other Assets—(95.7%)								$(201,668,761)

Net Assets—100.0%								$210,728,260

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(7)	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—101.6%(1)

Subordinated Debt/Corporate Notes—19.8%
Advanstar, Inc.	11/30/2015	Other Media	12.20	%(7)	L+700	$14,580,690	$14,580,690	$14,580,690
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	11.68	%(7)	L+625	18,500,000	18,106,103	17,760,000
Realogy, Corp.(6)	04/15/2015	Buildings and Real Estate	12.38%		—	28,000,000	26,117,780	21,140,000

Total Subordinated Debt/Corporate Notes						61,080,690	58,804,573	53,480,690

Second Lien Secured Debt—21.8%
Questex Media Group, Inc.	11/04/2014	Other Media	12.08%		L+650	10,000,000	10,000,000	9,800,000
Saint Acquisition Corp.(6)	05/15/2015	Transportation	13.31%		L+775	10,000,000	9,932,321	6,800,000
Saint Acquisition Corp.(6)	05/15/2017	Transportation	12.50%		—	19,000,000	16,198,167	12,730,000
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	12.13%		L+700	17,500,000	17,493,750	17,237,500
TransFirst Holdings, Inc.	06/15/2015	Business Services	11.30	%(7)	L+600	13,000,000	12,886,250	12,431,250

Total Second Lien Secured Debt						69,500,000	66,510,488	58,998,750

						Shares
Common Equity/Partnership Interest(8)—1.2%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—	3,000	3,000,000	3,269,685

						Par
First Lien Secured Debt—58.8%
Berry Plastics Group, Inc.	04/03/2015	Containers, Packaging and Glass	7.34%		L+200	$7,462,500	7,462,500	7,274,602
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	7.76%		L+225	7,896,473	7,887,537	7,571,975
Charter Communications Operating, L.L.C.	03/06/2014	Cable Television	7.13%		L+200	15,000,000	14,992,740	14,468,310
Cohr Holdings, Inc.	01/31/2013	Healthcare, Education and Childcare	8.04%		L+250	2,985,000	2,985,000	2,388,000
FR Brand Acquisition Corp.	02/07/2014	Energy/Utilities	7.53%		L+225	1,990,000	1,990,000	1,887,183
Gatehouse Media Operating, Inc.	08/28/2014	Media	7.47%		L+200	7,000,000	7,000,000	6,405,000
General Nutrition Centers, Inc.	09/16/2013	Retail Store	7.61%		L+225	6,483,750	6,487,788	6,147,405
Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	8.70%		L+350	6,947,500	6,947,500	6,079,062
Hanley-Wood, L.L.C.	03/08/2014	Other Media	7.60%		L+225	9,000,000	9,000,000	7,845,003
Hawker Beechcraft, Inc.	03/28/2014	Aerospace and Defense	7.21%		L+200	1,990,780	1,990,780	1,930,226
Health Management Associates, Inc.	02/28/2014	Healthcare, Education and Childcare	6.95%		L+175	9,950,000	9,950,000	9,441,615
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	8.06%		L+250	5,000,000	5,000,000	4,625,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	7.44%		L+225	9,963,514	9,963,514	8,947,235

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2007

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
First Lien Secured Debt—(Continued)
Level 3 Financing, Inc.	03/13/2014	Telecommunications	7.61%	L+225	$2,000,000	$2,000,000	$1,939,642
Levlad, L.L.C.	03/08/2014	Consumer Products	7.58%	L+225	4,842,920	4,842,920	3,357,757
Longview Power, L.L.C.	02/28/2014	Utilities	7.56%	L+225	2,020,000	2,020,000	1,939,200
Longview Power, L.L.C.(5)	02/28/2014	Utilities	—	—	980,000	980,000	940,800
Mach Gen, L.L.C.	02/22/2014	Utilities	7.34%	L+200	3,972,813	3,971,545	3,845,683
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	7.61%	L+225	3,990,000	3,990,000	3,740,625
McJunkin Corp.	01/31/2014	Oil and Gas	7.45%	L+225	982,525	982,525	965,331
Mitchell International, Inc.	03/28/2014	Business Services	7.20%	L+200	3,980,000	3,980,000	3,835,725

National Bedding Co., L.L.C.	08/31/2011	Home and Office Furnishings, Housewares and Durable Consumer Products	7.43%	L+200	6,965,000	6,971,653	6,668,988
Penton Media, Inc.	02/01/2013	Other Media	7.59%	L+225	4,975,000	4,975,000	4,716,922
Philosophy, Inc.	03/16/2014	Consumer Products	7.36%	L+200	1,493,333	1,493,333	1,344,000
Proquest CSA, L.L.C.	02/09/2014	Education	8.20%	L+300	955,833	955,833	936,716
Questex Media Group, Inc.	05/04/2014	Other Media	8.56%	L+300	4,974,167	4,974,167	4,839,742
Reader’s Digest Association, Inc.	03/02/2014	Printing and Publishing	7.43%	L+200	995,006	995,006	940,281
Rexnord , L.L.C.	07/19/2013	Manufacturing and Basic Industry	7.64%	L+225	4,937,500	4,937,500	4,835,664
Sitel, L.L.C.	01/30/2014	Business Services	7.78%	L+250	2,867,302	2,867,302	2,680,927
Univision Communications Inc.	09/29/2014	Broadcasting and Entertainment	7.57%	L+225	14,093,960	14,093,960	13,389,262
Univision Communications Inc.(5)	09/29/2014	Broadcasting and Entertainment	—	—	906,040	906,040	860,738
Valassis Communications, Inc.	03/02/2014	Printing and Publishing	6.95%	L+175	7,061,899	7,061,899	6,549,911
Valassis Communications, Inc.(5)	03/02/2014	Printing and Publishing	—	—	2,103,908	2,103,908	1,951,375
Western Refining, Inc.	05/30/2014	Oil and Gas	6.88%	L+175	3,714,286	3,714,286	3,640,000

Total First Lien Secured Debt					170,481,009	170,474,236	158,929,905

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$298,789,297	$274,679,030

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2007

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies—6.0%(2)

Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures, Entertainment	14.25	%(7)	—	$3,837,578	$3,592,573	$3,837,578

Second Lien Secured Debt—3.2%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures, Entertainment	11.11%		L+575	8,750,000	8,750,000	8,750,000

						Shares
Common Equity/Partnership Interest(8)—1.4%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—		—	37,500	3,750,000	3,750,000

Investments in Non-Controlled, Affiliated Portfolio Companies							16,092,573	16,337,578

Total Investments—107.6%							$314,881,870	$291,016,608

						Par
Cash Equivalents—95.4%
U.S. Treasury Bill	12/27/2007		3.64%		—	$255,000,000	252,759,931	252,703,215
Money Market—Mutual Fund			—		—	5,256,420	5,256,420	5,256,420

Total Cash Equivalents						260,256,420	258,016,351	257,959,635

Total Investments and Cash Equivalents—203.0%							$572,898,221	$548,976,243

Liabilities in Excess of Other Assets—(103.0%)								$(278,583,149)

Net Assets—100.0%								$270,393,094

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”).
(5)	Represents purchases of securities with delayed draws. These securities do not have a basis point spread above index.
(6)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(7)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(8)	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The significant accounting policies consistently followed by PennantPark Investment are:

(a)

Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Subordinated debt, first lien secured debt and other debt investments with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

(d)

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

(e)	Before May 1, 2007 PennantPark Investment was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to corporate-level federal, state and local taxes. From May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC as of its next taxable year-end, we do not anticipate paying any material corporate-level taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) nor did we have any unrecognized tax benefits as of September 30, 2007 or September 30, 2008. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2008 and 2007 federal tax year remains subject to examination by the IRS.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(h)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 on October 1, 2008. This adoption does not affect the Company’s financial position or its results of operations.

(i)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. Upon our adoption our Net Asset

Value increased by $41.8 million, or $1.98 per share, due to the fair value adjustment related to our credit facility. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply the fair value option to any other financial assets or liabilities. The balances in the September 30, 2008 financial statements as reported do not reflect such adoption.

(j)	Certain prior period amounts have been reclassified to conform to current period presentation.

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

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 9). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee equals 2.00% after March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal year ended September 30, 2008, the Investment Adviser received a net base management fee of $6.7 million from the Company. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser received a net base management fee of approximately $1.9 million from the Company.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the fiscal year ended September 30, 2008, the Adviser received an incentive fee of $3.8 million from the Company. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser did not receive an incentive fee from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the fiscal year ended September 30, 2008, the Investment Adviser was reimbursed $2.0 million from the Company, including expenses it incurred on behalf of the Administrator, for services described above. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser was reimbursed approximately $490,000 from the Company for services described above.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21.3 million were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On September 30, 2008, PennantPark Investment’s total net assets and net asset value per share were $210.7 million and $10.00, respectively. On September 30, 2007, PennantPark Investment’s total net assets and net asset value per share were $270.4 million and $12.83, respectively.

6. LOSS PER SHARE

The following information sets forth the computation of basic and diluted per share net increase/(decrease) in net assets resulting from operations:

Class and Year	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Numerator for net decrease in net assets resulting from operations:	$(40,702,939)	$(16,699,251)
Denominator for basic and diluted weighted average shares:	21,068,772	20,936,149 *
Basic and diluted net decrease in net assets per share resulting from operations:	$(1.93)	$(0.80)

*	Since completion of IPO on April 24, 2007

7. INVESTMENTS

Purchases and sales/repayments of long-term investments for the fiscal year ended September 30, 2008 totaled $206.8 million and $70.1 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2008		September 30, 2007
	Cost	Fair Value	Cost	Fair Value
Second lien	$132,155,221	$104,242,000	$75,260,488	$67,748,750
Subordinated debt / corporate notes	187,087,744	166,173,175	62,397,146	57,318,268
Preferred equity	9,298,819	9,298,819	—	—
Common equity	10,409,360	13,588,897	6,750,000	7,019,685
First lien	105,222,862	78,844,929	170,474,236	158,929,905
Cash equivalents	40,249,201	40,249,201	258,016,351	257,959,635

Total	$484,423,207	$412,397,021	$572,898,221	$548,976,243

Cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30, 2008 and September 30, 2007.

Industry Classification	September 30, 2008	September 30, 2007
Aerospace and Defense	10%	—%
Other Media	10	15
Business Services	8	7
Oil and Gas	7	2
Consumer Products	6	8
Energy /Utilities	6	—
Healthcare, Education and Childcare	6	4
Insurance	6	—
Auto Sector	5	—
Chemicals, Plastic and Rubber	5	6
Leisure, Amusement, Motion Picture, Entertainment	5	6
Financial Services	4	—
Home and Office Furnishings, Housewares, and Durable Consumer Products	4	7
Buildings and Real Estate	3	7
Education	3	—
Environmental Services	3	—
Retail Store	2	5
Transportation	2	7
Cargo Transport	1	2
Manufacturing / Basic Industry	1	2
Media	1	2
Telecommunications	1	2
Utilities	1	2
Broadcast and Entertainment	—	5
Cable Television	—	5
Containers, Packaging and Glass	—	2
Other	—	1
Printing and Publishing	—	3

Total	100%	100%

8. TAXES AND DISTRIBUTIONS

During the fiscal year ended September 30, 2008, there were no permanent book-to-tax differences present. Aggregate stockholders’ equity was not affected as a result of any reclassification. As of September 30, 2008, the cost of investments for federal income tax purposes was $444.2 million resulting in a gross unrealized appreciation and depreciation of $7.9 million and $79.9 million, respectively. The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the year ended September 30, 2008:

Net decrease in stockholders’ equity resulting from operations	$(40,702,939)
Net unrealized depreciation on investments transactions not taxable	48,104,208
Net realized loss on investments and cash equivalents not taxable	11,154,735
Net income derived from revenue recognition of contractual PIK interest	(295,894)
Other deductible expenses	(13,808)

Taxable income before deductions for distributions	$18,246,302

As of September 30, 2008, the components of accumulated losses on tax basis and reconciliation to accumulated losses on a book basis were as follows:

Undistributed ordinary income	$(602,660)
Undistributed long-term net capital gains	—

Total undistributed net earnings	(602,660)
Capital loss carry forward*	(205,217)
Post-October 2007 capital losses	(11,045,348)
Net unrealized appreciation (depreciation) of investments	(72,026,186)

Total accumulated earnings/(deficit)	$(83,879,411)

*	Expires 2016.

Under federal tax law, foreign currency and capital losses realized after October 31 may be deferred and treated as having arisen on the first day of the following fiscal year. For the year ended September 30, 2008, the Corporation incurred post October capital losses of $11.0 million that will be deferred to the year ended September 30, 2009.

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

10. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on September 30, 2008 or September 30, 2007.

11. FINANCIAL HIGHLIGHTS

	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Per Share Data:
Net asset value, beginning of period	$12.83	$—
Net investment income	0.88	0.35
Net change in realized and unrealized loss	(2.81)	(1.15)
Net decrease in net assets resulting from operations	(1.93)	(0.80)
Dividends and distributions to stockholders(1)	(0.90)	(0.36)
Offering costs related to public offering	—	(1.01)
Issuance of common stock	—	15.00
Net asset value, end of period	$10.00	$12.83
Per share market value, end of period	$7.41	$13.40
Total return(2)	(38.58)%	(8.29	)%(4)
Shares outstanding at end of period	21,068,772	21,068,772
Ratio/Supplemental Data:
Ratio of operating expenses to average net assets(3)	6.30%	3.76	%(4)
Ratio of credit facility related expenses to average net assets	2.66%	1.50	%(4)
Total expenses to average net assets(3)	8.96%	5.26	%(4)
Ratio of net investment income to average net assets	7.82%	5.96	%(4)
Net assets at end of period	$210,728,260	$270,393,094
Average debt outstanding	$119,472,732	$817,610	(4)
Average debt per share	$5.67	$0.04	(4)
Portfolio turnover ratio	20.10%	62.20%

*	Not annualized
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	For the fiscal year ended September 30, 2008, the ratio of operating expenses before management fee waiver to average net assets was 6.47%, and the ratio of total expenses before management fee waiver to average net assets was 9.13%. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the ratio of operating expenses before management fee waiver to average net assets was 4.28%, and the ratio of total expenses before management fee waiver to average net assets was 5.78%.
(4)	Since initial public offering on April 24, 2007.

12. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of September 30, 2008, there was $202.0 million in outstanding borrowings under the Credit Agreement (including $40.0 million temporary draw), with an average interest rate of 3.93%.

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

The Credit Agreement contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness (approximately 204% including temporary draw as of September 30, 2008 or 230% excluding such draws), and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our current report on Form 8-K, filed June 28, 2007.

Subsequent to September 30, 2008 and through the date of this report, conditions in the public debt and equity markets have continued to deteriorate and our net asset value has continued to decline. The Credit Agreement requires the Company to maintain a minimum amount of shareholder’s equity and requires that the Company’s outstanding borrowings under the Credit Agreement not exceed a certain percentage of the values of its portfolio companies. The Company’s continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control. For example, during the fiscal year ended September 30, 2008, net unrealized depreciation in the Company’s portfolio increased and, given the further deterioration in public capital markets and pricing levels subsequent to this period, net unrealized depreciation in the portfolio may continue to increase in the future. Further material net asset devaluation could have a material adverse effect on the Company’s operations, and could require the Company to reduce its borrowings under the Credit Agreement in order to comply with certain of the Credit Agreement covenants, including the ratio of total assets to total indebtedness.

13. COMMITMENTS AND CONTINGENCIES

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 68 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 above

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Custodian Agreement between the Registrant and PFPC Trust Company (Incorporated by reference to Exhibit 99(j)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibit 99.2 (File No. 814-00736), filed on June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 20, 2008

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 20, 2008

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 20, 2008

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 20, 2008

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 20, 2008

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 20, 2008