Form 10-Q
period 2008-12-31
PENNANTPARK INVESTMENT CORP
filed 2009-02-04
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of January 29, 2009 was 21,068,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Statements of Assets and Liabilities as of December 31, 2008 (unaudited) and September 30, 2008	2

Statements of Operations for the three months ended December 31, 2008 (unaudited) and for the three months ended December 31, 2007(unaudited)	3

Statements of Changes in Net Assets for the three months ended December 31, 2008 (unaudited) and for the three months ended December 31, 2007 (unaudited)	4

Statements of Cash Flows for the three months ended December 31, 2008 (unaudited) and for the three months ended December 31, 2007 (unaudited)	5

Schedules of Investments as of December 31, 2008 (unaudited) and September 30, 2008	6

Notes to Financial Statements	14

Report of Independent Registered Public Accounting Firm	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative And Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	37

SIGNATURES	38

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2008 (unaudited)	September 30, 2008
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$426,340,080 and $427,481,745, respectively)	$312,457,194	$354,261,950
Non-controlled, affiliated investments, at fair value (cost—$16,855,758 and $16,692,261, respectively)	16,356,181	17,885,870

Investments at fair value	328,813,375	372,147,820
Cash equivalents (cost—$601,540 and $40,249,201, respectively)	601,540	40,249,201
Interest receivable	5,830,272	6,046,199
Prepaid expenses and other assets	1,237,105	1,367,479

Total assets	336,482,292	419,810,699

Liabilities
Distributions payable	5,056,505	5,056,505
Unfunded investments	278,533	—
Credit facility payable (fair value-$109,885,306 and $160,204,000, respectively) (see note 8) (cost-$157,400,000 and $202,000,000, respectively) (see note 2)	109,885,306	202,000,000
Interest payable	805,359	725,317
Management fee payable (see note 3)	1,820,188	85,896
Performance-based incentive fee payable (see note 3)	1,441,982	123,033
Accrued other expenses	1,483,388	1,091,688

Total liabilities	120,771,261	209,082,439

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Undistributed (distributions in excess of) net investment income	108,764	(602,660)
Retained Earnings – Cumulative effect of adoption of fair value option (credit facility)	41,796,000	—
Accumulated net realized loss	(12,137,637)	(11,250,567)
Net unrealized depreciation on investments	(114,382,463)	(72,026,186)
Net unrealized appreciation on credit facility	5,718,694	—

Total net assets	$215,711,031	$210,728,260

Total liabilities and net assets	$336,482,292	$419,810,699

Net asset value per share	$10.24	$10.00

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31, 2008	December 31, 2007
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,359,547	$8,599,915
Dividends	236,706	—
Other	115,757	19,972
From non-controlled, affiliated investments:
Interest	364,499	383,721

Total investment income	12,076,509	9,003,608

Expenses:
Base management fee (see note 3)	1,820,188	1,640,365
Performance-based incentive fee (see note 3)	1,441,982	447,382
Interest and other credit facility expenses	1,837,220	1,097,107
Administrative services expenses (see note 3)	620,402	663,690
Other general and administrative expenses	588,788	628,232

Expenses before base management fee waiver	6,308,580	4,476,776

Base management fee waiver	—	(205,047)

Net expenses	6,308,580	4,271,729

Net investment income	5,767,929	4,731,879

Realized and unrealized gain (loss) on investments, cash equivalents and credit facility:
Net realized loss on investments and cash equivalents	(887,070)	(210,891)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments and cash equivalents	(40,663,091)	(15,801,986)
Non-controlled, affiliated investments	(1,693,186)	(255,658)
Credit facility	5,718,694	—

Net change in unrealized appreciation (depreciation)	(36,637,583)	(16,057,644)

Net realized and unrealized loss from investments, cash equivalents, and credit facility	(37,524,653)	(16,268,535)

Net decrease in net assets resulting from operations	$(31,756,724)	$(11,536,656)

Loss per common share (see note 6)	$(1.51)	$(0.54)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended
	December 31, 2008	December 31, 2007
Increase (decrease) in net assets from operations:
Net investment income	$5,767,929	$4,731,879
Net realized loss on investments and cash equivalents	(887,070)	(210,891)
Net change in unrealized depreciation on investments, cash equivalents, and credit facility	(36,637,583)	(16,057,644)

Net decrease in net assets resulting from operations	(31,756,724)	(11,536,656)

Dividends to Stockholders:
Dividends from net investment income	(5,056,505)	(4,635,130)

Total dividends	(5,056,505)	(4,635,130)

Capital Share Transactions:	—	—
Cumulative effect of adoption of fair value option (credit facility) (see note 8)	41,796,000	—

Net increase in net assets resulting from Capital Share Transactions	41,796,000	—

Total increase (decrease) in net assets	4,982,771	(16,171,786)
Net Assets:

Beginning of period	210,728,260	270,393,094

End of period	$215,711,031	$254,221,308

Undistributed (distribution in excess) of net investment income, at period end	108,764	(100,020)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(31,756,724)	$(11,536,656)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided (used) by operating activities:
Change in net unrealized depreciation on investments, cash equivalents, and credit facility	36,637,583	16,057,644
Net realized loss on investments and cash equivalents	887,070	210,891
Net accretion of discount and amortization of premium	(524,615)	(229,966)
Purchase of investments	(803,896)	(70,955,314)
Payment-in-kind interest	(860,532)	(586,297)
Proceeds from disposition of investments	2,280,140	4,329,037
Decrease in interest receivable	215,927	253,897
Decrease in prepaid expenses and other assets	130,375	69,857
Decrease in payables for cash equivalents purchased	—	(173,353,042)
Decrease in payables for investments purchased	—	(16,583,921)
Increase (decrease) in unfunded investments	278,533	(898,684)
Increase in interest payable on credit facility	80,042	598,901
Increase (decrease) in management fee payable	1,734,292	(311,280)
Increase in performance-based incentive fee payable	1,318,949	46,304
Increase (decrease) in accrued expenses	391,700	(155,186)

Net cash provided (used) by operating activities	10,008,844	(253,043,815)

Cash flows from financing activities:
Dividends and distributions to stockholders	(5,056,505)	(4,635,130)
Borrowings under credit facility (see note 12)	7,500,000	140,500,000
Repayments under credit facility (see note 12)	(52,100,000)	(59,000,000)

Net cash provided (used) by financing activities	(49,656,505)	76,864,870

Net decrease in cash and cash equivalents	(39,647,661)	(176,178,945)
Cash and cash equivalents, beginning of period	40,249,201	257,959,635

Cash and cash equivalents, end of period	$601,540	$81,780,690

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$1,757,177	$276,176
Cumulative effect of adoption of fair value option (credit facility)	$41,796,000	$—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 144.9%(1)
Subordinated Debt / Corporate Notes - 68.3%
Advanstar, Inc.	11/30/2015	Other Media	8.46	%(6)	L+700	$16,716,063	$16,716,063	$11,199,762
Affinion Group Holdings, Inc.	3/1/2012	Consumer Products	9.37	%(6)	L+625	22,500,000	21,654,714	16,492,500
Consolidated Foundries, Inc.	4/17/2015	Aerospace and Defense	14.25	%(6)	—	8,000,000	7,838,239	7,372,000
CT Technologies Intermediate Holdings, Inc.	3/19/2014	Business Services	14.00	%(6)	—	20,000,000	19,525,200	18,872,020

i2 Holdings Ltd.	6/6/2014	Aerospace and Defense	14.75	%(6)	—	22,194,219	21,839,760	22,194,219
IDQ Holdings, Inc.	5/20/2012	Auto Sector	13.75%		—	20,000,000	19,586,579	20,000,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—	10,131,680	9,992,074	8,890,549
Realogy Corp.	4/15/2015	Buildings and Real Estate	12.38%		—	28,000,000	26,400,575	3,780,000
TZ Merger Sub, Inc.	10/1/2016	Insurance	13.50	%(6)	—	20,047,500	19,862,740	18,790,163
UP Acquisitions Sub Inc.	2/8/2015	Oil and Gas	13.50%		—	21,000,000	20,450,813	19,700,987

Total Subordinated Debt / Corporate Notes						188,589,462	183,866,757	147,292,200

Second Lien Secured Debt - 41.1%
Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy / Utilities	8.25%		L+700	12,000,000	11,695,374	10,944,000
Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy / Utilities	8.14%		L+600	13,600,000	13,089,375	11,954,400
Generics International (U.S.), Inc.	4/30/2015	Healthcare, Education and Childcare	8.96%		L+750	12,000,000	11,949,100	10,428,000
Questex Media Group, Inc.	11/4/2014	Other Media	8.71%		L+650	10,000,000	10,000,000	7,100,000
Saint Acquisition Corp.(5)	5/15/2015	Transportation	9.90%		L+775	10,000,000	9,955,768	812,500
Saint Acquisition Corp.(5)	5/15/2017	Transportation	12.50%		—	19,000,000	16,658,601	1,733,750
Sheridan Holdings, Inc.	6/15/2015	Healthcare, Education and Childcare	10.39	%(6)	L+575	12,500,000	11,862,989	10,287,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.46	%(6)	L+700	22,500,000	22,486,468	21,667,500

TransFirst Holdings, Inc.	6/15/2015	Financial Services	7.46	%(6)	L+600	16,500,000	15,889,869	13,777,500

Total Second Lien Secured Debt						128,100,000	123,587,544	88,705,150

						Shares
Preferred Equity/Partnership Interests - 4.3%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	%(6)	—	797	797,288	733,444

i2 Holdings Ltd.	—	Aerospace and Defense	12.00	%(6)	—	3,960,000	3,960,000	3,960,000
TZ Holdings, L.P., Series A (TZ Merger Sub, Inc.)	—	Insurance	—	(7)	—	686	685,820	651,529

TZ Holdings, L.P., Series B (TZ Merger Sub, Inc.)	—	Insurance	6.50	%(6)	—	1,312	1,312,006	1,246,406

UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00	%(6)	—	91,608	2,499,066	2,374,113

VSS - AHC Holdings, L.L.C. (Advanstar, Inc.)	—	Other Media	20.00	%(6)	—	319	318,896	295,499

Total Preferred Equity						4,054,722	9,573,076	9,260,991

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Shares	Cost	Fair Value (3)
Common Equity/Partnership Interest(7) - 3.2%
AHC Mezzanine (Advanstar, Inc.)	—	Other Media	—		—		3,000	$3,000,000	$179,005
CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	0
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	2,880,000
i2 Holdings Ltd.	—	Aerospace and Defense	—		—		440,000	440,000	1,308,628
TZ Holdings, L.P. (TZ Merger Sub, Inc.)	—	Insurance	—		—		2	2,173	267,521
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	2,238,863

Total Common Equity/Partnership Interest							541,793	6,659,360	6,874,017

Equity Warrants(7) - 0.1%
VSS-AHC Holdings, L.L.C., expire 11/6/18 (Advanstar, Inc.)	—	Other Media	20.00%		—		85	0	119,337

							Par
First Lien Secured Debt - 27.9%
Burlington Coat Factory Warehouse Corp.	5/28/2013	Retail Store	4.45%		L+225		$7,896,473	7,889,518	3,382,320
Cohr Holdings, Inc.	1/31/2013	Healthcare, Education and Childcare	3.65%		L+250		2,947,500	2,947,500	1,311,638
EnviroSolutions, Inc.	8/7/2012	Environmental Services	10.50	%(6)	L+825	(8)	14,049,991	13,071,204	13,445,841
EnviroSolutions, Inc.	8/7/2012	Environmental Services	10.50%		P+725		2,293	2,132	2,194
Gatehouse Media Operating, Inc.	8/28/2014	Media	4.53%		L+200		7,000,000	7,000,000	882,000
General Nutrition Centers, Inc.	9/16/2013	Retail Store	4.89%		L+225		3,401,440	3,403,138	2,812,991
Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	—	(7)	—		6,912,500	6,912,500	4,087,016
Greatwide Logistics Services, Inc. (Debtor in Possession)	12/19/2013	Cargo Transport	11.25%		P+600		221,467	213,071	212,609
Greatwide Logistics Services, Inc. (Debtor in Possession) (9)	12/19/2013	Cargo Transport	—		—		278,533	278,533	267,391
Hanley- Wood, L.L.C.	3/8/2014	Other Media	4.08%		L+225		8,887,500	8,887,500	3,762,372
Hughes Network Systems, L.L.C.	4/15/2014	Telecommunications	4.69%		L+250		5,000,000	5,000,000	4,150,000
Jacuzzi Brands Corp.	2/7/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.98%		L+225		9,872,298	9,872,298	4,911,468
Levlad, L.L.C.	3/8/2014	Consumer Products	4.50%		L+225		4,552,978	4,552,978	1,784,767
Mattress Holding Corp.	1/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.73%		L+225		3,940,125	3,940,125	1,477,547
Mitchell International, Inc.	3/28/2014	Business Services	3.50%		L+200		3,930,000	3,930,000	3,183,300

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Fair Value (3)
First Lien Secured Debt - (Continued)
National Bedding Co., L.L.C.	2/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	3.75%		L+200	$6,877,500	$6,882,765	$3,868,594
Penton Media, Inc.	2/1/2013	Other Media	5.63%		L+225	4,912,500	4,912,500	1,825,814
Philosophy, Inc.	3/16/2014	Consumer Products	2.47%		L+200	1,470,934	1,470,934	867,851
Questex Media Group, Inc.	5/4/2014	Other Media	5.21%		L+300	4,911,667	4,911,667	3,649,368
Reader’s Digest Association, Inc.	3/2/2014	Printing and Publishing	4.08%		L+200	982,500	982,500	304,575
Rexnord , L.L.C.	7/19/2013	Manufacturing/Basic Industry	2.46%		L+200	2,910,152	2,910,152	2,540,563
Sitel, L.L.C.	1/30/2014	Business Services	9.28%		L+250	2,682,328	2,682,328	1,475,280

Total First Lien Secured Debt						103,640,679	102,653,343	60,205,499

Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$426,340,080	$312,457,194

Investments in Non-Controlled, Affiliated Portfolio Companies - 7.6%(2)
Subordinated Debt / Corporate Notes - 2.0%
Performance Holdings, Inc.	7/2/2014	Leisure, Amusement,	14.25	%(6)	—	4,571,617	4,355,758	3,991,022
		Motion Pictures, Entertainment

Second Lien Secured Debt - 3.6%
Performance, Inc.	7/2/2013	Leisure, Amusement, Motion Pictures, Entertainment	9.22%		L+575	8,750,000	8,750,000	7,883,750

						Shares
Common Equity/Partnership Interest(7) - 2.0%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—		—	37,500	3,750,000	4,481,409

Investments in Non-Controlled, Affiliated Portfolio Companies							16,855,758	16,356,181

Total Investments - 152.5%							$443,195,838	$328,813,375

						Par
Cash Equivalents - 0.3%
Money Market - Mutual Funds			—		—	$601,540	601,540	601,540

Total Cash Equivalents						601,540	601,540	601,540

Total Investments and Cash Equivalents - 152.8%							$443,797,378	$329,414,915

Liabilities in Excess of Other Assets - (52.7%)								$(113,703,884)

Net Assets - 100.0%								$215,711,031

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(Unaudited)

(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(7)	Non-income producing.
(8)	LIBOR floor applies.
(9)	Represents purchases of securities with delayed draw. These securities do not have a basis point spread above index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 187.2%(1)
Subordinated Debt / Corporate Notes - 76.8%
Advanstar, Inc.	11/30/2015	Other Media	10.76	%(6)	L+700	$16,268,634	$16,268,634	$12,567,520
Affinion Group Holdings, Inc.	03/01/2012	Consumer	9.37	%(6)	L+625	22,500,000	21,587,384	18,562,500
		Products
Consolidated Foundries, Inc.	04/17/2015	Aerospace and	14.25	%(6)	—	8,000,000	7,831,761	8,000,000
		Defense
CT Technologies Intermediate	03/19/2014	Business	14.00	%(6)	—	20,000,000	19,502,246	20,000,000
Holdings, Inc.		Services
i2 Holdings Ltd.	06/06/2014	Aerospace and	14.75	%(6)	—	22,041,438	21,649,325	22,041,438
		Defense
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—	20,000,000	19,555,782	20,000,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—	10,067,361	9,922,722	10,067,361
Realogy Corp.	04/15/2015	Buildings and	12.38%		—	28,000,000	26,337,698	9,520,000
		Real Estate
TZ Merger Sub, Inc.	10/01/2016	Insurance	13.50	%(6)	—	20,000,000	19,811,785	20,000,000
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—	21,000,000	20,428,146	21,000,000

Total Subordinated Debt / Corporate Notes						187,877,433	182,895,483	161,758,819

Second Lien Secured Debt - 45.5%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy / Utilities	9.81%		L+700	12,000,000	11,682,795	11,160,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy / Utilities	8.81%		L+600	13,600,000	13,068,290	12,342,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	11.26%		L+750	12,000,000	11,947,073	10,080,000
Questex Media Group, Inc.	11/04/2014	Other Media	9.31%		L+650	10,000,000	10,000,000	8,700,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	10.55%		L+775	10,000,000	9,951,058	3,100,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—	19,000,000	16,565,952	6,270,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare,	8.54	%(6)	L+575	12,500,000	11,838,114	10,500,000
		Education and Childcare
Specialized Technology	12/15/2014	Chemical,	10.70	%(6)	L+700	22,500,000	22,485,895	19,800,000
Resources, Inc.		Plastics and Rubber
TransFirst Holdings, Inc.	06/15/2015	Financial	9.77	%(6)	L+600	16,500,000	15,866,044	13,942,500
		Services

Total Second Lien Secured Debt						128,100,000	123,405,221	95,894,500

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENT

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Shares	Cost	Value (3)
Preferred Equity - 4.4%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	%(6)	—	842	$841,927	$841,927
i2 Holdings Ltd.	—	Aerospace and Defense	12.00	%(6)	—	3,960,000	3,960,000	3,960,000
TZ Holdings, L.P., Series A	—	Insurance	—	(7)	—	686	685,820	685,820
(TZ Merger Sub, Inc.)
TZ Holdings, L.P., Series B	—	Insurance	6.50	%(6)	—	1,312	1,312,006	1,312,006
(TZ Merger Sub, Inc.)
UP Holdings Inc., Class A-1	—	Oil and Gas	8.00	%(6)	—	91,608	2,499,066	2,499,066

(UP Acquisitions Sub Inc.)
Total Preferred Equity						4,054,448	9,298,819	9,298,819

Common Equity/Partnership Interest(7) - 4.0%
AHC Mezzanine	—	Other Media	—		—	3,000	3,000,000	998,883
(Advanstar Inc.)
CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—	1,627	16,271	149,557
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—	5,556	3,200,000	3,200,000
i2 Holdings Ltd.	—	Aerospace and Defense	—		—	440,000	440,000	1,545,062
TZ Holdings, L.P.	—	Insurance	—		—	2	2,173	2,173
(TZ Merger Sub, Inc.)
UP Holdings Inc.	—	Oil and Gas	—		—	91,608	916	2,569,208

(UP Acquisitions Sub Inc.)
Total Common Equity/Partnership Interest						541,793	6,659,360	8,464,883

						Par
First Lien Secured Debt - 37.4%
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	5.06%		L+225	$7,896,473	7,889,120	5,401,187
Cohr Holdings, Inc.	01/31/2013	Healthcare, Education and Childcare	5.35%		L+250	2,955,000	2,955,000	1,484,888
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.04	%(6)	L+825(8)	14,014,177	12,965,204	12,192,334
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.25%		P+725	2,293	2,121	1,995
Gatehouse Media Operating, Inc.	08/28/2014	Media	4.81%		L+200	7,000,000	7,000,000	3,336,690
General Nutrition Centers, Inc.	09/16/2013	Retail Store	5.57%		L+225	3,410,095	3,411,892	2,821,854
Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	—	(7)	—	6,912,500	6,912,500	5,149,813

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENT

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value (3)
First Lien Secured Debt - (Continued)
Hanley- Wood, L.L.C.	03/08/2014	Other Media	4.83%		L+225	$8,932,500	$8,932,500	$6,327,185
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	5.31%		L+250	5,000,000	5,000,000	4,275,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.35%		L+225	9,890,541	9,890,541	6,156,861
Levlad, L.L.C.	03/08/2014	Consumer Products	5.46%		L+225	4,564,563	4,564,563	2,639,837
Longview Power, L.L.C.	02/28/2014	Utilities	5.54%		L+225	3,000,000	3,000,000	2,630,001
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.96%		L+225	3,950,100	3,950,100	2,567,565
Mitchell International, Inc.	03/28/2014	Business Services	5.81%		L+200	3,940,000	3,940,000	3,723,300
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	4.62%		L+200	6,895,000	6,900,583	5,274,675
Penton Media, Inc.	02/01/2013	Other Media	5.07%		L+225	4,925,000	4,925,000	3,558,313
Philosophy, Inc.	03/16/2014	Consumer Products	5.71%		L+200	1,474,667	1,474,667	1,194,480
Questex Media Group, Inc.	05/04/2014	Other Media	5.81%		L+300	4,924,167	4,924,167	4,825,683
Reader’s Digest Association, Inc.	03/02/2014	Printing and Publishing	4.71%		L+200	985,000	985,000	699,350
Rexnord , L.L.C.	07/19/2013	Manufacturing /Basic Industry	5.76%		L+200	2,917,576	2,917,576	2,625,819
Sitel, L.L.C.	01/30/2014	Business Services	5.30%		L+250	2,592,017	2,592,017	1,892,172
Sitel, L.L.C.	01/30/2014	Business Services	6.50%		P+150	90,311	90,311	65,927

Total First Lien Secured Debt						106,271,980	105,222,862	78,844,929

Investments in Non-Controlled, Non-Affiliated Portfolio Companies							427,481,745	354,261,950

Investments in Non-Controlled, Affiliated Portfolio Companies - 8.5%(2)
Subordinated Debt / Corporate Notes - 2.1%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement,	14.25	% (6)	—	4,414,356	4,192,261	4,414,356
		Motion Pictures, Entertainment

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value(3)
		Entertainment
Second Lien Secured Debt - 4.0%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures, Entertainment	8.55%	L+575	$8,750,000	$8,750,000	$8,347,500

					Shares
Common Equity/Partnership Interest(7) - 2.4%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	37,500	3,750,000	5,124,014

Investments in Non-Controlled, Affiliated Portfolio Companies						16,692,261	17,885,870

Total Investments - 176.6%						$444,174,006	$372,147,820

					Par
Cash Equivalents - 19.1%
Money Market - Mutual Funds			—	—	$40,249,201	40,249,201	40,249,201

Total Cash Equivalents					40,249,201	40,249,201	40,249,201

Total Investments and Cash Equivalents - 195.7%						$484,423,207	$412,397,021

Liabilities in Excess of Other Assets - (95.7%)							$(201,668,761)

Net Assets - 100.0%							$210,728,260

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(7)	Non-income producing.
(8)	LIBOR floor applies.

SEE NOTES TO FINANCIAL

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, we are providing a Statement of Changes in Net Assets in lieu of a Statement of Changes in Stockholders’ Equity.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)	Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. We expect that there will not be readily available market values for most of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include, but are not limited to, comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but are deemed not to represent fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed to be inaccurate. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

4)	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

5)	The board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

The factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

(b)	Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment and credit facility payable values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

(d)	We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual Payment-In-Kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

(e)	From May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code, and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material corporate-level taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) nor did we have any unrecognized tax benefits as of September 30, 2008. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2008 and 2007 federal tax year remains subject to examination by the IRS.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(h)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the Company’s financial position or its results of operations.

(i)	In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply SFAS 159 to any other financial assets or liabilities.

(j)	In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset or liability is not active. The FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157.

(k)	Certain prior period amounts have been reclassified to conform to current period presentation.

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

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 9). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee equals 2.00% after March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three month periods ended December 31, 2008 and December 31, 2007, the Investment Adviser received a net base management fee of $1.8 million and $1.4 million, respectively, from the Company.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three month periods ended December 31, 2008 and December 31, 2007, the Investment Adviser received an incentive fee of $1.4 million and approximately $447,000, respectively, from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three month periods ended December 31, 2008 and December 31, 2007, the Investment Adviser was reimbursed approximately $329,000 and $594,000, respectively, from the Company, including expenses it incurred on behalf of the Administrator, for services described above.

4. ORGANIZATIONAL AND OFFERING EXPENSES

A portion of the net proceeds of the Company’s initial public offering was used for organizational, offering and other expenses. Organizational expenses were treated as expenses incurred. Offering costs of $21.3 million were charged to net assets after the completion of the initial public offering on April 24, 2007.

5. NET ASSET VALUE PER SHARE

On December 31, 2008, PennantPark Investment’s total net assets and net asset value per share were $215.7 million and $10.24, respectively. On September 30, 2008, PennantPark Investment’s total net assets and net asset value per share were $210.7 million and $10.00, respectively.

6. LOSS PER SHARE

The following information sets forth the computation of basic and diluted per share net increase/(decrease) in net assets resulting from operations:

	Three months ended
	December 31, 2008	December 31, 2007
Numerator for net increase (decrease) in net assets resulting from operations:	$(31,756,724)	$(11,536,656)
Denominator for basic and diluted weighted average shares:	21,068,772	21,068,772
Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$(1.51)	$(0.54)

7. INVESTMENTS

Purchases/PIK and sales/repayments of long-term investments for the three months ended December 31, 2008 totaled $1.7 million and $2.3 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2008		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
Second lien	$132,337,544	$96,588,900	$132,155,221	$104,242,000
Subordinated debt / corporate notes	188,222,515	151,283,222	187,087,744	166,173,175
Preferred equity	9,573,076	9,260,991	9,298,819	9,298,819
Common equity	10,409,360	11,474,763	10,409,360	13,588,897
First lien	102,653,343	60,205,499	105,222,862	78,844,929
Cash equivalents	601,540	601,540	40,249,201	40,249,201

Total	$443,797,378	$329,414,915	$484,423,207	$412,397,021

Cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of December 31, 2008 and September 30, 2008.

Industry Classification	December 31, 2008	September 30, 2008
Aerospace and Defense	11%	10%
Other Media	9	10
Business Services	8	8
Chemicals, Plastic and Rubber	7	5
Energy/Utilities	7	6
Healthcare, Education and Childcare	7	6
Oil and Gas	7	7
Auto Sector	6	5
Consumer Products	6	6
Insurance	6	6

Industry Classification	December 31, 2008	September 30, 2008
Leisure, Amusement, Motion Picture, Entertainment	5	5
Environmental Services	4	3
Financial Services	4	4
Education	3	3
Home and Office Furnishings, Housewares, and Durable Consumer Products	3	4
Retail Store	2	2
Buildings and Real Estate	1	3
Cargo Transport	1	1
Manufacturing / Basic Industry	1	1
Telecommunications	1	1
Transportation	1	2
Media	0	1
Printing and Publishing	0	0
Utilities	0	1

Total	100%	100%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted SFAS 157 for cash and cash equivalents, investments and our long term credit facility. SFAS 157 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. SFAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on the Company’s own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of the Company’s investments (other than cash and cash equivalents) and long term credit facility are classified as Level 3.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in cash and cash equivalents, investments and long term credit facility valuations, the Company employs the valuation policy approved by its Board of Directors that is consistent with SFAS 157 (see Note 2). Consistent with this valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

At December 31, 2008, our cash and cash equivalents, investments and our long term credit facility were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

Description	Fair Value	Fair Value Measurement Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$601,540	$601,540	$—	$—
Investments	$328,813,375	$—	$—	$328,813,375
Long Term Credit Facility	$(109,885,306)	$—	$—	$(109,885,306)

The Company realized no gain or loss as a result of the adoption of SFAS No. 157.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using significant unobservable inputs (Level 3):

Investments
Beginning balance, September 30, 2008	$372,147,820
Total realized loss included in earnings	(887,070)
Total unrealized loss included in earnings	(42,356,277)
Purchases and PIK interest (1)	2,189,042
Sales	(2,280,140)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2008	$328,813,375

(1)	includes net amortization of approximately $525,000.

Long Term Credit Facility
Beginning balance, September 30, 2008	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized gain included in earnings	(5,718,694)
Borrowings	4,400,000
Repayments	(9,000,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2008	$109,885,306

The carrying value of the Company’s financial instruments approximates fair value. Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value, and made and irrevocable election to apply SFAS 159 to its credit facility. The fair value option was elected for the credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet, changes in fair value of the credit facility are recorded in the Statement of Operations. We have elected not to apply SFAS 159 to any other financial assets or liabilities. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

The following table presents information about the eligible instruments for which the Company elected the fair value option under SFAS 159 as of December 31, 2008, and for which a transition adjustment was recorded as of October 1, 2008:

	December 31, 2008
	Carrying Value	Fair Value	Carrying Value on October 1, 2008 before adoption of SFAS 159	Transition Adjustment to Retained Earnings	Carrying Value on October 1, 2008 after adoption of SFAS 159
Revolving Credit Facility (long term)	$109,885,306	$109,885,306	$162,000,000	41,796,000	$120,204,000
Revolving Credit Facility (temporary draw)(1)	—	—	40,000,000	—	40,000,000

	$109,885,306	$109,885,306	$202,000,000	$41,796,000	$160,204,000

(1)	Temporary draw includes credit facility borrowings at the end of each quarter to maximize investment flexibility under the 1940 Act (See note 9).

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

10. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on December 31, 2008 or September 30, 2008.

11. FINANCIAL HIGHLIGHTS

	Three Months ended December 31, 2008		Year ended September 30, 2008
Per Share Data:
Net asset value, beginning of period	$10.00		$12.83
Net investment income	0.27		0.88
Net change in realized and unrealized loss	(1.78)		(2.81)

Net increase (decrease) in net assets resulting from operations	(1.51)		(1.93)
Dividends and distributions to stockholders(1)	(0.24)		(0.90)
Cumulative effect of adoption of fair value option (credit facility)(4)	1.99		—

Net asset value, end of period	$10.24		$10.00
Per share market value, end of period	$3.61		$7.41
Total return(2)	(48.44	)%*	(38.58)%
Shares outstanding at end of period	21,068,772		21,068,772

Ratio/Supplemental Data:
Ratio of operating expenses to average net assets(3)	8.55	% **	6.30%
Ratio of credit facility related expenses to average net assets	3.51	% **	2.66%
Total expenses to average net assets(3)	12.06	% **	8.96%
Ratio of net investment income to average net assets	11.03	% **	7.82%
Net assets at end of period	$215,711,031		$210,728,260
Average debt outstanding	$164,316,304		$119,472,732
Average debt per share	$7.80		$5.67
Portfolio turnover ratio	0.48%		20.10%

*	Not annualized
**	Annualized
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	For the fiscal year ended September 30, 2008, the ratio of operating expenses before management fee waiver to average net assets was 6.47%, and the ratio of total expenses before management fee waiver to average net assets was 9.13%.
(4)	On October 1, 2008, the Company adopted SFAS 159 and made an irrevocable election to apply the fair value option to our credit facility liability. Upon our adoption our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.

12. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”, “Revolving Credit Facility”, or “credit facility”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner. As of December 31, 2008, there was $157.4 million in outstanding borrowings under the Credit Agreement, with an average interest rate of 3.62%.

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

The Credit Agreement contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our current report on Form 8-K, filed June 28, 2007.

Subsequent to December 31, 2008 and through the date of this report, conditions in the public debt and equity markets have continued to be volatile and our net asset value may decline. The Credit Agreement requires the Company to maintain a minimum amount of shareholder’s equity and requires that the Company’s outstanding borrowings under the Credit Agreement not exceed a blended percentage of the values of its portfolio companies. The Company’s continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control. For example, during the quarter ended December 31, 2008, net unrealized depreciation in the Company’s portfolio increased and, given the further deterioration in public capital markets and pricing levels subsequent to this period, net unrealized depreciation in the portfolio may continue to increase in the future. Further material net asset devaluation could have a material adverse effect on the Company’s operations, and could require the Company to reduce its borrowings under the Credit Agreement in order to comply with certain of the Credit Agreement covenants, including the ratio of total assets to total indebtedness.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”) as of December 31, 2008 and as of September 30, 2008, including the schedules of investments, the related statements of operations, changes in net assets, and cash flows for the three month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the financial statements, the Company has adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and made an irrevocable election to apply the fair value option to their credit facility liability.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PennantPark Investment Corporation, including the schedule of investments, as of September 30, 2008; and in our report dated November 20, 2008, we expressed an unqualified opinion on that financial statement and schedule.

New York, New York

February 4, 2009

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

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt and to a lesser extent, equity investments. For the foreseeable future, we also intend to focus on senior secured investments, which we believe, offer attractive risk adjusted returns at the present time.

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

We are currently operating in a severely constrained credit market. Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets is adversely affecting each of these factors and has resulted in broad-based reduction in the demand for, and valuation of, high-risk debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. However, these market conditions are also adversely affecting our portfolio valuations and increase the risk of default among our portfolio companies, which could negatively impact our performance.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2008, our portfolio totaled $328.8 million and consisted of $151.3 million of subordinated debt, $96.6 million of second lien secured debt, $20.7 million of equity investments and $60.2 million of senior secured loans. Our core assets totaled $282.0 million and consisted of investments in nineteen different companies with an average investment size of $14.8 million per company and a weighted average yield of 11.9% on debt investments. Our non-core senior secured loan portfolio totaled $46.8 million and consisted of eighteen different companies (including one company also in our core portfolio) with an average investment size of $2.6 million, and a weighted average yield of 4.3% on debt investments. Of our debt portfolio, 44% was in fixed-rate investments (or contained a LIBOR floor) and 56% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $114.4 million as of December 31, 2008. Our overall portfolio consisted of thirty-six companies with an average investment size of $9.1 million and a weighted average yield on debt investments of 10.4%, and was invested 46% in subordinated debt, 30% in second lien secured debt, 6% in preferred and common equity investments and 18% in senior secured loans.

For the three months ended December 31, 2008, we invested approximately $804,000, in two existing portfolio companies. Sales and repayments of long term investments for the three months ended December 31, 2008 totaled $2.3 million.

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $166.2 million of subordinated debt, $104.2 million of second lien secured debt, $22.9 million of equity investments and $78.8 million of senior secured loans. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio)

with an average investment size of $3.5 million, and a weighted average yield of 5.2% on debt investments. Of our debt portfolio, 45% was in fixed-rate investments and 55% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $72.0 million as of September 30, 2008. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million and a weighted average yield on debt investments of 11.1%, and was invested 45% in subordinated debt, 28% in second lien secured debt, 6% in preferred and common equity investments and 21% in senior secured loans.

For the three months ended December 31, 2007, we invested $71.0 million across three new and two existing portfolio companies with an average yield of 12.9% on the debt investments. Sales and repayments of long term investments for the three months ended December 31, 2007 totaled $4.3 million.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices, if available, obtained from at least two broker/dealers or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs in connection with one of our portfolio companies, our board uses the pricing indicated by the external event to corroborate and/or assist us in our valuation of our investment in such portfolio company. Because there are not always readily available markets for most of the investments in our portfolio, we value certain of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

3)	Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations and its own independent assessment;

4)	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

5)	The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the Company’s financial position or its results of operations.

SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on the Company’s own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of the Company’s investments (other than cash and cash equivalents) and long term credit facility are classified as Level 3.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply SFAS 159 to any other financial assets or liabilities.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset or liability is not active. The FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157.

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

Payment-in-Kind Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For PennantPark Investment to maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though PennantPark Investment has not collected any cash with respect to PIK securities.

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

RESULTS OF OPERATIONS

The overall leveraged finance market has continued to experience pressure which has resulted in depreciation on some of our existing assets and an improved risk/reward environment for new investments. We have not experienced compromised liquidity during the turmoil in the global credit markets because of our ability to sell our senior secured loans and availability under our credit facility.

Set forth below are the results of operations for the three month periods ended December 31, 2008 and December 31, 2007.

Investment Income

Investment income for the three month period ended December 31, 2008, was $12.1 million: $5.0 million from senior secured loan investments; $3.9 million from second lien secured debt investments; and $2.5 million from subordinated debt investments. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio and the transition of the portfolio from temporary to long-term core investments.

Investment income for the three month period ended December 31, 2007, was $9.0 million: $4.2 million from senior secured loan investments; $2.8 million from second lien secured debt investments; and $1.7 million from subordinated debt investments. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium.

Expenses

Net expenses for the three month period ended December 31, 2008, totaled $ 6.3 million. Net base management fee for the same period totaled $ 1.8 million, performance-based incentive fee totaled $ 1.5 million, credit facility related expense totaled $ 1.8 million and general and administrative expenses totaled $ 1.2 million.

Net expenses totaled $4.3 million for the three month period ended December 31, 2007. Of these totals, $1.1 million was attributable to credit facility related expenses, and $1.3 million to general and administrative expenses. Net base management fee totaled $1.4 million, and performance-based incentive fee totaled approximately $447,000 for the same period.

Net Investment Income

Net investment income totaled $5.8 million or $0.27 per share, for the three month period ended December 31, 2008, and $4.7 million or $0.23 per share for the three month period ended December 31, 2007.

Net Realized Loss

Sales and repayments of long-term investments for the three month period ended December 31, 2008 totaled $2.3 million and realized losses totaled approximately $887,000 due to sale of a senior secured loan. Sales and repayments of long-term investments totaled $4.3 million, and net realized losses totaled approximately $211,000 for the three month period ended December 31, 2007.

Net Unrealized Depreciation on Investments, cash equivalents and credit facility

For the three month periods ended December 31, 2008 and December 31, 2007, the Company’s investments and cash equivalents had a net change in unrealized depreciation of $42.4 million and $16.1 million, respectively. On December 31, 2008 and September 30, 2008, net unrealized depreciation on investments and cash equivalents totaled $114.4 million and $72.0 million, respectively, primarily due to the continued downturn in the leveraged finance credit market. On December 31, 2008 unrealized appreciation on credit facility was $5.7 million.

Net Decrease in Net Assets from Operations

Net decrease in net assets resulting from operations totaled $31.8 million, or $1.51 per share, for the three month period ended December 31, 2008, primarily due to the overall decline in market values for investments held in our portfolio offset to some extent by the decline in market value of our credit facility. Net decrease in net assets resulting from operations totaled $11.5 million or $0.54 per share for the three month period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of December 31, 2008, PennantPark Investment had outstanding borrowings of $157.4 million under the Credit Agreement, with an average interest rate of 3.62%.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

PennantPark Investment’s liquidity and capital resources are also generated and available from cash flows from operations including investment sales and repayments of senior and subordinated loans, and net investment income. On December 31, 2008, PennantPark Investment had $157.4 million borrowings under our senior secured revolving credit facility, and $142.6 million remained unused subject to maintenance of at least 200% of our total assets less liabilities other than indebtedness to our indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt. In the future, PennantPark Investment may raise additional equity or debt capital off a shelf registration or may securitize a portion of its investments among other considerations. However, we face and expect to continue to face liquidity constraints under current market conditions, and if such conditions worsen substantially, we may be unable to raise capital at all. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, debt capital, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions. Furthermore, if the valuations of our portfolio companies continue to fall significantly from their present values, we may suffer reduced availability under our credit facility because such availability depends on (i) our asset coverage, which generally requires that the valuation of our total assets less liabilities other than indebtedness be at least equal to 200% of our indebtedness, (ii) our maintenance of a blended percentage of the values of our portfolio companies, and (iii) restrictions on certain payments and issuance of debt. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Subsequent to December 31, 2008 and through the date of this report, conditions in the public debt and equity markets have continued to be volatile and our net asset value may decline. The Credit Agreement requires the Company to maintain a minimum amount of shareholder’s equity and requires that the Company’s outstanding borrowings under the Credit Agreement not exceed a blended percentage of the values of its portfolio companies. The Company’s continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control. For example, during the quarter ended December 31, 2008, net unrealized depreciation in the Company’s portfolio increased and, given the further deterioration in public capital markets and pricing levels subsequent to this period, net unrealized depreciation in the portfolio may continue to increase in the future. Further material net asset devaluation could have a material adverse effect on the Company’s operations, and could require the Company to reduce its borrowings under the Credit Agreement in order to comply with certain of the Credit Agreement covenants, including the ratio of total assets to total indebtedness.

Our operating activities resulted in a net cash inflow of $10.0 million for the three month period ended December 31, 2008, and our financing activities resulted in a net cash outflow of $49.7 million for the same period, primarily from repayments under our credit facility.

Our operating activities resulted in a net outflow of cash equal to $253.0 million for the three month period ended December 31, 2007 and our financing activities resulted in a net inflow of cash of $76.9 million for the same period, primarily from borrowings under our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured Revolving Credit Facility(1)	$157.4	—	—	$157.4	—

(1)	On December 31, 2008, $142.6 million remained unused under our senior secured revolving credit facility, subject to maintenance of at least 200% of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt.

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

Distributions declared to stockholders for the three month periods ended December 31, 2008 and December 31, 2007 totaled $5.1 million or $0.24 per share and $4.6 million or $0.22 per share, respectively.

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

We did not experienced compromised liquidity due to the continued turmoil in the global credit markets because of our ability to liquidate our portfolio of non-core senior secured loans, which totaled $46.8 million as of December 31, 2008, and availability under our credit facility.

Recent Developments

None

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

As of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were ineffective, as described below, in timely alerting management, including our Chief Executive Officer and Chief Financial Officer, to material information about us required to be included in periodic SEC filings. Our management has designed additional procedures, set forth below, to help us better achieve our disclosure objectives in future periods. In evaluating our disclosure controls and procedures, however, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. During the course of preparing this Quarterly Report on Form 10-Q, as described below, our management, working with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness was brought to the attention of management, including our Chief Executive Officer and Chief Financial Officer, prior to the issuance of any financial statements covering the period during which the material weakness existed. Based on a number of factors, including the timely discovery, short duration and narrow scope of the material weakness, and our performance of the remedial procedures set forth below, our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Further, based upon our investigation and analysis of the identified weakness, our management has concluded that such material weakness did not affect any financial statements issued for any period prior to the reporting period covered by this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in our supervisory review procedures pertaining to properly accounting for complex and non-routine transactions in accordance with GAAP. Specifically, such review procedures were not performed by us with sufficient diligence to detect errors in our implementation of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which we implemented on October 1, 2008. In our initial implementation of SFAS 159, we incorrectly included in our Statement of Operations the initial adjustment in fair value of a liability. We believe that the failure of our supervisory review procedures to detect this error resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis by us as of December 31, 2008. As mentioned above, we corrected this error before we reported any financial statements for the period during which the material weakness existed. We believe that we have remedied the material weakness by bringing into compliance with GAAP our accounting for complex and non-routine transactions and reinforcing our supervisory review procedures to require that our accounting for such transactions is carefully analyzed and appropriately implemented. As part of this remediation, we intend to retain an external expert to review our accounting for non-routine and complex transactions in accordance with GAAP. Furthermore, such accounting will be subject to a detailed and diligent review performed by our Chief Financial Officer. The Chief Executive Officer has also emphasized to the finance accounting staff and officers our commitment to providing the appropriate level of internal and external resources necessary to ensure that the accounting for all transactions conforms with GAAP.

Except as provided above, we made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Our annual report is posted on the SEC’s web site, www.sec.gov, and on our web-site, www.pennantpark.com. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Current market conditions have materially and adversely impacted debt and equity capital markets in the United States.

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and other credit instruments the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market and the failure of major financial institutions, have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We believe that debt capital that will be available, if at all, at a higher cost, and on terms and conditions that may be less favorable, which could negatively affect our financial performance and results. In addition, the prolonged continuation or further deterioration of current market conditions could adversely impact our business.

We are currently in a period of capital markets disruption and instability.

We believe that in 2007 and throughout 2008, the U.S. capital markets entered into a period of disruption as evidenced by increasing interest rate spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. We believe the United States and other countries are also in a recession, and that these adverse macro-economic conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will require us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. This period may increase the probability that these risks negatively impact us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 20, 2008).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 4, 2009	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: February 4, 2009	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)