Form 10-Q
period 2009-03-31
PENNANTPARK INVESTMENT CORP
filed 2009-05-06
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of April 30, 2009 was 21,068,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission (the “SEC”). In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2009 (unaudited)	September 30, 2008
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$433,594,451 and $427,481,745, respectively)	$347,599,004	$354,261,950
Non-controlled, affiliated investments, at fair value (cost—$17,024,962 and $16,692,261, respectively)	15,898,202	17,885,870

Total investments at fair value	363,497,206	372,147,820
Cash equivalents	29,906,268	40,249,201
Interest receivable	6,734,435	6,046,199
Prepaid expenses and other assets	1,110,498	1,367,479

Total assets	401,248,407	419,810,699

Liabilities
Distributions payable	5,056,505	5,056,505
Payable for investments purchased	9,257,269	—
Unfunded investments	4,665,231	—
Credit facility payable (fair value: $125,254,911 and $160,204,000, respectively) (see note 7) (cost: $187,700,000 and $202,000,000, respectively)	125,254,911	202,000,000
Interest payable on credit facility	74,128	725,317
Management fee payable (see note 3)	1,747,235	85,896
Performance-based incentive fee payable (see note 3)	1,320,317	123,033
Accrued other expenses	1,019,296	1,091,688

Total liabilities	148,394,892	209,082,439

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Undistributed (distributions in excess of) net investment income	318,791	(602,660)
Cumulative effect of adoption of fair value option (credit facility)	41,796,000	—
Accumulated net realized loss on investments and cash equivalents	(17,395,831)	(11,250,567)
Net unrealized depreciation on investments	(87,122,207)	(72,026,186)
Net unrealized depreciation on credit facility	20,649,089	—

Total net assets	$252,853,515	$210,728,260

Total liabilities and net assets	$401,248,407	$419,810,699

Net asset value per share	$12.00	$10.00

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Investment income:
From non-controlled, non-affiliated investments:
Interest	$9,987,157	$9,315,802	$21,583,410	$17,917,677
Other	111,737	35,910	227,494	55,882
From non-controlled, affiliated investments:
Interest	325,820	362,210	690,319	743,791

Total investment income	10,424,714	9,713,922	22,501,223	18,717,530

Expenses:
Base management fee (see note 3)	1,747,235	1,725,466	3,567,423	3,365,841
Performance-based incentive fee (see note 3)	1,320,317	1,000,725	2,762,299	1,448,107
Interest and other credit facility expenses	1,188,326	1,669,296	3,025,546	2,766,403
Administrative services expenses (see note 3)	356,093	548,631	976,495	1,212,321
Other general and administrative expenses	546,210	536,614	1,134,998	1,164,836

Expenses before base management fee waiver	5,158,181	5,480,732	11,466,761	9,957,508

Base management fee waiver	—	(215,684)	—	(420,731)

Net expenses	5,158,181	5,265,048	11,466,761	9,536,777

Net investment income	5,266,533	4,448,874	11,034,462	9,180,753

Realized and unrealized gain (loss) on investments, cash equivalents and credit facility:
Net realized loss on investments and cash equivalents	(5,258,194)	(8,483)	(6,145,264)	(219,374)
Net change in unrealized appreciation/depreciation on:
Non-controlled, non-affiliated investments and cash equivalents	27,887,439	(36,143,543)	(12,775,652)	(51,843,132)
Non-controlled, affiliated investments	(627,183)	(1,625,521)	(2,320,369)	(1,983,576)
Credit facility	14,930,395	—	20,649,089	—

Net change in unrealized appreciation (depreciation)	42,190,651	(37,769,064)	5,553,068	(53,826,708)

Net realized and unrealized gain (loss) from investments, cash equivalents, and credit facility	36,932,457	(37,777,547)	(592,196)	(54,046,082)

Net increase (decrease) in net assets resulting from operations	$42,198,990	$(33,328,673)	$10,442,266	$(44,865,329)

Gain (loss) per common share (see note 5)	$2.00	$(1.58)	$0.49	$(2.13)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended
	March 31, 2009	March 31, 2008
Increase (decrease) in net assets from operations:
Net investment income	$11,034,462	$9,180,753
Net realized loss on investments and cash equivalents	(6,145,264)	(219,374)
Net change in unrealized depreciation on investments and cash equivalents	(15,096,021)	(53,826,708)
Net change in unrealized depreciation on credit facility	20,649,089	—

Net increase (decrease) in net assets resulting from operations	10,442,266	(44,865,329)

Dividends to Stockholders:
Dividends from net investment income	(10,113,011)	(9,270,260)

Total dividends	(10,113,011)	(9,270,260)

Capital share transactions:
Cumulative effect of adoption of fair value option (credit facility) (see note 7)	41,796,000	—

Net increase in net assets resulting from capital share transactions	41,796,000	—

Total increase (decrease) in net assets	42,125,255	(54,135,589)

Net Assets:

Beginning of period	210,728,260	270,393,094

End of period	$252,853,515	$216,257,505

Undistributed (distribution in excess of ) net investment income, at period end	318,791	(286,276)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,442,266	$(44,865,329)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized depreciation on investments and cash equivalents	15,096,021	53,826,708
Net change in unrealized depreciation on credit facility	(20,649,089)	—
Net realized loss on investments and cash equivalents	6,145,264	219,374
Net accretion of discount and amortization of premium	(1,037,219)	(503,258)
Purchase of investments	(15,297,151)	(102,445,311)
Payment-in-kind interest	(1,792,875)	(1,177,816)
Proceeds from disposition of investments	5,536,574	5,213,030
Increase in interest receivable	(688,236)	(553,041)
Decrease in prepaid expenses and other assets	256,981	18,592
Decrease in payables for cash equivalents purchased	—	(252,759,931)
Increase (decrease) in payables for investments purchased	9,257,269	(7,963,921)
Increase (decrease) in unfunded investments	4,665,231	(1,382,684)
Increase (decrease) in interest payable on credit facility	(651,189)	594,244
Increase (decrease) in management fee payable	1,661,339	(300,568)
Increase in performance-based incentive fee payable	1,197,284	36,877
Increase (decrease) in accrued other expenses	(72,392)	103,562

Net cash provided (used) by operating activities	14,070,078	(351,939,472)

Cash flows from financing activities:
Dividends and distributions to stockholders	(10,113,011)	(9,270,260)
Borrowings under credit facility (see note 11)	41,300,000	243,500,000
Repayments under credit facility (see note 11)	(55,600,000)	(59,000,000)

Net cash (used) provided by financing activities	(24,413,011)	175,229,740

Net decrease in cash and cash equivalents	(10,342,933)	(176,709,732)
Cash equivalents, beginning of period	40,249,201	257,959,635

Cash equivalents, end of period	$29,906,268	$81,249,903

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$3,543,582	$1,759,321
Cumulative effect of adoption of fair value option (credit facility)	$41,796,000	$—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 137.5%(1)(2)

Subordinated Debt / Corporate Notes – 60.9%

Advanstar, Inc.	11/30/2015	Other Media	8.22	% (6)	L+700		$17,069,557	$17,069,557	$10,638,600
Affinion Group Holdings, Inc.	3/1/2012	Consumer Products	9.27	% (6)	L+750		22,500,000	21,720,580	19,215,000
Consolidated Foundries, Inc.	4/17/2015	Aerospace and Defense	14.25	% (6)	—		8,054,247	7,898,824	7,663,616
CT Technologies Intermediate Holdings, Inc.	3/19/2014	Business Services	14.00	% (6)	—		20,110,000	19,657,655	19,422,238
i2 Holdings Ltd.	6/6/2014	Aerospace and Defense	14.75	% (6)	—		22,348,058	22,030,436	22,348,056
IDQ Holdings, Inc.	5/20/2012	Auto Sector	13.75%		—		20,000,000	19,616,707	20,122,000

Learning Care Group, Inc.	12/28/2015	Education	13.50	% (6)	—		10,195,003	10,060,321	9,552,718
Realogy Corp.	4/15/2015	Buildings and Real Estate	12.38%		—		28,000,000	26,462,984	4,760,000
TZ Merger Sub, Inc.	10/1/2016	Insurance	13.50	% (6)	—		20,047,500	19,866,119	19,365,885
UP Acquisitions Sub Inc.	2/8/2015	Oil and Gas	13.50%		—		21,000,000	20,472,988	20,790,000

Total Subordinated Debt / Corporate Notes							189,324,365	184,856,171	153,878,113

Second Lien Secured Debt – 37.9%

Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy / Utilities	8.31%		L+700		12,000,000	11,707,679	11,028,000

Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy / Utilities	7.13%		L+600		13,600,000	13,110,001	12,022,400

Generics International (U.S.), Inc.	4/30/2015	Healthcare, Education and Childcare	8.72%		L+750		12,000,000	11,951,083	10,896,000

Greatwide Logistics Services, L.L.C.	3/1/2014	Cargo Transport	11.00	% (6)	L+700	(8)	2,182,000	2,182,000	2,182,000
Questex Media Group, Inc.	11/4/2014	Other Media	7.00%		L+650		10,000,000	10,000,000	7,000,000
Saint Acquisition Corp.(5)	5/15/2015	Transportation	8.98%		L+775		10,000,000	9,960,375	2,200,000
Saint Acquisition Corp.(5)	5/15/2017	Transportation	12.50%		—		19,000,000	16,749,236	4,180,000

Sheridan Holdings, Inc.	6/15/2015	Healthcare, Education and Childcare	6.83	% (6)	L+575		12,500,000	11,887,323	10,562,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.52	% (6)	L+700		22,500,000	22,487,028	22,140,000
TransFirst Holdings, Inc.	6/15/2015	Financial Services	6.52	% (6)	L+600		16,500,000	15,913,176	13,612,500

Total Second Lien Secured Debt							$130,282,000	125,947,901	95,823,400

					Shares
Preferred Equity/Partnership Interest - 4.0%

CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	% (7)	—		797	$797,288	$771,010

i2 Holdings Ltd.	—	Aerospace and Defense	12.00	% (7)	—		3,960,000	3,960,000	4,368,979
TZ Holdings, L.P., Series A (TZ Merger Sub, Inc.)	—	Insurance	—	(7)	—		686	685,820	685,820

TZ Holdings, L.P., Series B (TZ Merger Sub, Inc.)	—	Insurance	6.50	% (7)	—		1,312	1,312,006	1,367,847

UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00	% (7)	—		91,608	2,499,066	2,557,409

VSS - AHC Holdings, L.L.C. (Advanstar, Inc.)	—	Other Media	20.00	% (7)	—		319	318,896	300,403

Total Preferred Equity / Partnership Interest							4,054,722	$9,573,076	$10,051,468

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Fair Value (3)

							Shares
Common Equity/Partnership Interest(7) – 4.2%
AHC Mezzanine (Advanstar, Inc.)	—	Other Media	—		—		3,000	3,000,000	—

CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	—

CT Technologies Holdings, L.L.C. (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	4,471,968

i2 Holdings Ltd.	—	Aerospace and Defense	—		—		440,000	440,000	1,454,031

Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—		—		106,299	1,779,455	1,779,455

TZ Holdings, L.P. (TZ Merger Sub, Inc.)	—	Insurance	—		—		2	2,173	456,568

UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	2,499,066

Total Common Equity/Partnership Interest							648,092	8,438,815	10,661,088

Equity Warrants – 0.0%
VSS-AHC Holdings, L.L.C., expire 11/6/18 (Advanstar, Inc.)	—	Other Media	20.00	% (7)	—		85	—	—

							Par
First Lien Secured Debt – 30.5%
Burlington Coat Factory Warehouse Corp.	5/28/2013	Retail Store	2.77%		L+225		$7,896,473	7,889,907	3,316,519
Cohr Holdings, Inc.	1/31/2013	Healthcare, Education and Childcare	3.02%		L+250		2,940,000	2,940,000	1,678,740
EnviroSolutions, Inc.	7/7/2012	Environmental Services	10.50	% (6)	L+825	(8)	14,084,635	13,174,508	13,577,589
EnviroSolutions, Inc.	7/7/2012	Environmental Services	10.50%		P+725		2,293	2,144	2,210
Gatehouse Media Operating, Inc.	8/28/2014	Media	2.53%		L+200		7,000,000	7,000,000	1,324,169
Hanley- Wood, L.L.C.	3/8/2014	Other Media	2.81%		L+225		8,887,500	8,887,500	6,114,600
Hughes Network Systems, L.L.C.	4/15/2014	Telecommunications	3.81%		L+250		5,000,000	5,000,000	4,170,000
Jacuzzi Brands Corp.	2/7/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.83%		L+225		9,854,054	9,854,054	6,414,989
Levlad, L.L.C.	3/8/2014	Consumer Products	4.50%		P+125		4,541,392	4,541,392	2,515,932
Lyondell Chemical Co.	12/15/2009	Chemical, Plastics and Rubber	13.00%		L+1000	(8)	9,334,769	9,257,269	9,224,563
Lyondell Chemical Co. (9)	12/15/2009	Chemical, Plastics and Rubber	—		—		4,665,231	4,665,231	4,610,153
Mattress Holding Corp.	1/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.77%		L+225		3,930,150	3,930,150	2,806,127
Mitchell International, Inc.	3/28/2014	Business Services	3.25%		L+200		3,920,000	3,920,000	3,226,160

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Fair Value (3)
National Bedding Co., L.L.C.	2/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	2.57%		L+200		$6,860,000	$6,864,910	$5,268,480

Penton Media, Inc.	2/1/2013	Other Media	3.36%		L+225		4,900,000	4,900,000	3,508,400

Philosophy, Inc.	3/16/2014	Consumer Products	2.52%		L+200		1,467,200	1,467,200	1,109,203

Questex Media Group, Inc.	5/4/2014	Other Media	3.50%		L+300		4,899,167	4,899,167	3,542,098

Rexnord , L.L.C.	7/19/2013	Manufacturing /Basic Industry	2.56%		L+200		2,902,728	2,902,728	2,478,930

Sitel, L.L.C.	1/30/2014	Business Services	6.63%		L+550		2,682,328	2,682,328	2,296,073

Total First Lien Secured Debt							105,767,920	104,778,488	77,184,935

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								433,594,451	347,599,004

Investments in Non-Controlled, Affiliated Portfolio Companies – 6.3%(1)(2)

Subordinated Debt / Corporate Notes – 1.8%
Performance Holdings, Inc.	7/2/2014	Leisure, Amusement, Motion Pictures, Entertainment	14.25	% (6)	—		4,734,481	4,524,962	4,523,797

Second Lien Secured Debt – 3.1%
Performance, Inc.	7/2/2013	Leisure, Amusement, Motion Pictures, Entertainment	6.93%		L+575		8,750,000	8,750,000	7,726,250

							Shares
Common Equity/Partnership Interest – 1.4%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—		—	(7)	37,500	3,750,000	3,648,155

Investments in Non-Controlled, Affiliated Portfolio Companies								17,024,962	15,898,202

Total Investments – 143.8%								$450,619,413	$363,497,206

							Par
Cash Equivalents – 11.8%
Money Market - Mutual Funds			—		—		$29,906,268	29,906,268	29,906,268

Total Investments and Cash Equivalents – 155.6%								$480,525,681	$393,403,474

Liabilities in Excess of Other Assets – (55.6%)									$(140,549,959)
Net Assets – 100.0%									$252,853,515

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(Unaudited)

(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(7)	Non-income producing.
(8)	LIBOR floor applies.
(9)	Represents purchases of securities with delayed draw. These securities do not have a basis point spread above index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 187.2%(1)(2)

Subordinated Debt / Corporate Notes – 76.8%

Advanstar, Inc.	11/30/2015	Other Media	10.76	% (6)	L+700	$16,268,634	$16,268,634	$12,567,520

Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	9.37	% (6)	L+625	22,500,000	21,587,384	18,562,500

Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—	8,000,000	7,831,761	8,000,000

CT Technologies Intermediate Holdings, Inc.	03/19/2014	Business Services	14.00	% (6)	—	20,000,000	19,502,246	20,000,000

i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	% (6)	—	22,041,438	21,649,325	22,041,438

IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—	20,000,000	19,555,782	20,000,000

Learning Care Group, Inc.	12/28/2015	Education	13.50	% (6)	—	10,067,361	9,922,722	10,067,361

Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—	28,000,000	26,337,698	9,520,000

TZ Merger Sub, Inc.	10/01/2016	Insurance	13.50	% (6)	—	20,000,000	19,811,785	20,000,000

UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—	21,000,000	20,428,146	21,000,000

Total Subordinated Debt / Corporate Notes						187,877,433	182,895,483	161,758,819

Second Lien Secured Debt – 45.5%

Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy / Utilities	9.81%		L+700	12,000,000	11,682,795	11,160,000

Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy / Utilities	8.81%		L+600	13,600,000	13,068,290	12,342,000

Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	11.26%		L+750	12,000,000	11,947,073	10,080,000

Questex Media Group, Inc.	11/04/2014	Other Media	9.31%		L+650	10,000,000	10,000,000	8,700,000

Saint Acquisition Corp.(5)	05/15/2015	Transportation	10.55%		L+775	10,000,000	9,951,058	3,100,000

Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—	19,000,000	16,565,952	6,270,000

Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	8.54	% (6)	L+575	12,500,000	11,838,114	10,500,000

Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	10.70	% (6)	L+700	22,500,000	22,485,895	19,800,000

TransFirst Holdings, Inc.	06/15/2015	Financial Services	9.77	% (6)	L+600	16,500,000	15,866,044	13,942,500

Total Second Lien Secured Debt						128,100,000	123,405,221	95,894,500

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Value (3)
							Shares
Preferred Equity/Partnership Interest – 4.4%

CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	% (7)	—		842	$841,927	$841,927

i2 Holdings Ltd.	—	Aerospace and Defense	12.00	% (7)	—		3,960,000	3,960,000	3,960,000

TZ Holdings, L.P., Series A (TZ Merger Sub, Inc.)	—	Insurance	—	(7)	—		686	685,820	685,820

TZ Holdings, L.P., Series B (TZ Merger Sub, Inc.)	—	Insurance	6.50	% (7)	—		1,312	1,312,006	1,312,006

UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00	% (7)	—		91,608	2,499,066	2,499,066

Total Preferred Equity / Partnership Interest							4,054,448	9,298,819	9,298,819

Common Equity/Partnership Interest(7) – 4.0%

AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—		3,000	3,000,000	998,883

CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	149,557

CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	3,200,000

i2 Holdings Ltd.	—	Aerospace and Defense	—		—		440,000	440,000	1,545,062

TZ Holdings, L.P. (TZ Merger Sub, Inc.)	—	Insurance	—		—		2	2,173	2,173

UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	2,569,208

Total Common Equity/Partnership Interest							541,793	6,659,360	8,464,883

							Par
First Lien Secured Debt – 37.4%

Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	5.06%		L+225		$7,896,473	7,889,120	5,401,187

Cohr Holdings, Inc.	01/31/2013	Healthcare, Education and Childcare	5.35%		L+250		2,955,000	2,955,000	1,484,888

EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.04	% (6)	L+825	(8)	14,014,177	12,965,204	12,192,334

EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.25%		P+725		2,293	2,121	1,995

Gatehouse Media Operating, Inc.	08/28/2014	Media	4.81%		L+200		7,000,000	7,000,000	3,336,690

General Nutrition Centers, Inc.	09/16/2013	Retail Store	5.57%		L+225		3,410,095	3,411,892	2,821,854

Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	—	(7)	—		6,912,500	6,912,500	5,149,813

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value (3)
Hanley- Wood, L.L.C.	03/08/2014	Other Media	4.83%		L+225	8,932,500	8,932,500	6,327,185

First Lien Secured Debt – (Continued)

Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	5.31%		L+250	$5,000,000	$5,000,000	$4,275,000

Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.35%		L+225	9,890,541	9,890,541	6,156,861

Levlad, L.L.C.	03/08/2014	Consumer Products	5.46%		L+225	4,564,563	4,564,563	2,639,837

Longview Power, L.L.C.	02/28/2014	Utilities	5.54%		L+225	3,000,000	3,000,000	2,630,001

Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.96%		L+225	3,950,100	3,950,100	2,567,565

Mitchell International, Inc.	03/28/2014	Business Services	5.81%		L+200	3,940,000	3,940,000	3,723,300

National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	4.62%		L+200	6,895,000	6,900,583	5,274,675

Penton Media, Inc.	02/01/2013	Other Media	5.07%		L+225	4,925,000	4,925,000	3,558,313

Philosophy, Inc.	03/16/2014	Consumer Products	5.71%		L+200	1,474,667	1,474,667	1,194,480

Questex Media Group, Inc.	05/04/2014	Other Media	5.81%		L+300	4,924,167	4,924,167	4,825,683

Reader’s Digest Association, Inc.	03/02/2014	Printing and Publishing	4.71%		L+200	985,000	985,000	699,350

Rexnord , L.L.C.	07/19/2013	Manufacturing / Basic Industry	5.76%		L+200	2,917,576	2,917,576	2,625,819

Sitel, L.L.C.	01/30/2014	Business Services	5.30%		L+250	2,592,017	2,592,017	1,892,172

Sitel, L.L.C.	01/30/2014	Business Services	6.50%		P+150	90,311	90,311	65,927

Total First Lien Secured Debt						106,271,980	105,222,862	78,844,929

Investments in Non-Controlled, Non-Affiliated Portfolio Companies							427,481,745	354,261,950

Investments in Non-Controlled, Affiliated Portfolio Companies – 8.5%(1)(2)

Subordinated Debt / Corporate Notes – 2.1%

Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures, Entertainment	14.25	% (6)	—	4,414,356	4,192,261	4,414,356

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value (3)
Second Lien Secured Debt – 4.0%

Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures, Entertainment	8.55%	L+575	$8,750,000	$8,750,000	$8,347,500

					Shares
Common Equity/Partnership Interest(7) – 2.4%

NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	37,500	3,750,000	5,124,014

Investments in Non-Controlled, Affiliated Portfolio Companies						16,692,261	17,885,870

Total Investments – 176.6%						$444,174,006	$372,147,820

					Par
Cash Equivalents – 19.1%

Money Market – Mutual Funds			—	—	$40,249,201	40,249,201	40,249,201

Total Cash Equivalents					40,249,201	40,249,201	40,249,201

Total Investments and Cash Equivalents – 195.7%						$484,423,207	$412,397,021

Liabilities in Excess of Other Assets – (95.7%)							$(201,668,761)

Net Assets – 100.0%							$210,728,260

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(7)	Non-income producing.
(8)	LIBOR floor applies.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

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

On April 24, 2007 PennantPark Investment closed its initial public offering and sold 20,000,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds of $279.6 million. Also, on April 24, 2007 PennantPark Investment closed a private placement to officers, directors, PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”) and managers of the Investment Adviser, pursuant to Regulation D promulgated under the Securities Act of 1933, and issued an additional 320,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds of $4.8 million. On May 21, 2007, the underwriters of the initial public offering exercised their over-allotment option under the Underwriting Agreement, by and among the Company and the underwriters, and elected to purchase 625,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds of $8.8 million.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on November 20, 2008.

The preparation of financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)

Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. We expect that there will not be readily available market values for most of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described further below, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include, but are not limited to, comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but are deemed by our board of directors not reflective of the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

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

(b)	Investments of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value.

(c)	We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment and credit facility (as defined below) payable values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

(d)	We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual Payment-In-Kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

(e)

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”), and expects to be subject to tax as a regulated investment company, or “RIC”. As a corporation, PennantPark Investment accounted for income taxes using the asset liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material corporate-level taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) nor did we have any unrecognized tax benefits as of September 30, 2008. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2008 and 2007 federal tax years remain subject to examination by the Internal Revenue Service.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and in management’s judgment, are likely to remain current.

(h)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the Company’s financial position or its results of operations.

(i)	In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption of SFAS 159 our net asset value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply SFAS 159 to any other financial assets or liabilities.

(j)	In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides further clarification for the application of SFAS 157 in markets that are not active. Previously issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active, has been suspended. FSP 157-4 provides additional guidance for determining when the volume and trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Since FSP 157-4 does not change the fair value measurement principles set forth in SFAS 157, we are considering its adoption and estimate that it will not affect the company’s financial position or its results of operations.

(k)	Certain prior period amounts have been reclassified to conform to current period presentation.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with PennantPark Investment Advisers. Under this agreement, the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 8). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee has equaled 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and six month periods ended March 31, 2009, the Investment Adviser received a base management fee of $1.8 million and $3.6 million, respectively, from the Company. For the three and six month periods ended March 31, 2008 the Investment Adviser received a net base management fee of $1.5 million and $2.9 million, respectively, from the Company.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, described below, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment pays the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

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

        The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on March 31, 2008, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three and six month periods ended March 31, 2009, the Investment Adviser received an incentive fee of $1.3 million and $2.8 million, respectively, from the Company. For the three and six month periods ended March 31, 2008, the Investment Adviser received an incentive fee of $1.0 million and $1.4 million, respectively, from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three and six month periods ended March 31, 2009, the Investment Adviser was reimbursed approximately $0.7 million and $1.1 million, respectively, from the Company, including expenses it incurred on behalf of the Administrator, for services described above. For the three and six month periods ended March 31, 2008 the Investment Adviser was reimbursed approximately $0.5 million and $1.0 million, respectively, from the Company for services described above.

4. NET ASSET VALUE PER SHARE

On March 31, 2009, PennantPark Investment’s total net assets and net asset value per share were $252.9 million and $12.00, respectively. On September 30, 2008, PennantPark Investment’s total net assets and net asset value per share were $210.7 million and $10.00, respectively.

5. CHANGE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase/(decrease) in net assets resulting from operations:

	Three months ended		Six months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Numerator for net increase (decrease) in net assets resulting from operations:	$42,198,990	$(33,328,673)	$10,442,266	$(44,865,329)
Denominator for basic and diluted weighted average shares:	21,068,772	21,068,772	21,068,772	21,068,772
Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$2.00	$(1.58)	$0.49	$(2.13)

6. INVESTMENTS

Purchases/PIK of long-term investments for the three and six months ended March 31, 2009 totaled $15.4 million and $17.1 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2009 totaled $3.3 million and $5.5 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
First lien	$104,778,488	$77,184,935	$105,222,862	$78,844,929
Second lien	134,697,901	103,549,650	132,155,221	104,242,000
Subordinated debt / corporate notes	189,381,133	158,401,910	187,087,744	166,173,175
Preferred equity	9,573,076	10,051,468	9,298,819	9,298,819
Common equity	12,188,815	14,309,243	10,409,360	13,588,897

Total investments	450,619,413	363,497,206	444,174,006	372,147,820
Cash equivalents	29,906,268	29,906,268	40,249,201	40,249,201

Total	$480,525,681	$393,403,474	$484,423,207	$412,397,021

Cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of March 31, 2009 and September 30, 2008.

Industry Classification	March 31, 2009	September 30, 2008
Aerospace and Defense	10%	10%
Chemicals, Plastic and Rubber	10	5
Other Media	9	10
Business Services	8	8
Oil and Gas	7	7
Auto Sector	6	5
Consumer Products	6	6
Energy/Utilities	6	6
Healthcare, Education and Childcare	6	6
Insurance	6	6
Environmental Services	4	3
Financial Services	4	4
Home and Office Furnishings, Housewares, and Durable Consumer Products	4	4
Leisure, Amusement, Motion Picture, Entertainment	4	5
Education	3	3
Transportation	2	2
Buildings and Real Estate	1	3
Cargo Transport	1	1
Manufacturing / Basic Industry	1	1
Retail Store	1	2
Telecommunications	1	1
Media	0	1
Utilities	0	1

Total	100%	100%

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At March 31, 2009, our cash and cash equivalents, investments and our long term credit facility were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

		Fair Value Measurement Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$29,906,268	$29,906,268	$—	$—
Investments	$363,497,206	$—	$—	$363,497,206
Long term credit facility	$(125,254,911)	$—	$—	$(125,254,911)

The Company realized no gain or loss as a result of the adoption of SFAS No. 157.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using significant unobservable inputs (Level 3):

Investments
Beginning balance, September 30, 2008	$372,147,820
Total realized loss included in earnings	(6,145,264)
Total unrealized loss included in earnings	(15,096,021)
Purchases, PIK and discount/amortization	18,127,245
Sales	(5,536,574)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2009	$363,497,206

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(18,104,396)

Long Term Credit Facility
Beginning balance, September 30, 2008	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized gain included in earnings	(20,649,089)
Borrowings	35,700,000
Repayments	(10,000,000)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2009	$125,254,911

The carrying value of the Company’s financial instruments approximates fair value. Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply SFAS 159 to its credit facility. The fair value option was elected for the credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the Statement of Operations. The Company has elected not to apply SFAS 159 to any other financial assets or liabilities. For the three months and six months ended March 31, 2009, approximately $14.9 million and $20.6 million was recorded as a change in unrealized depreciation on the Credit facility in the Statement of Operations. The Company has used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

The following table presents information about the eligible instrument(s) for which the Company elected the fair value option under SFAS 159 as of March 31, 2009 and for which a transition adjustment was recorded as of October 1, 2008:

	March 31, 2009
	Carrying Value	Fair Value	Carrying Value on October 1, 2008 before adoption of SFAS 159	Transition Adjustment to Retained Earnings	Carrying Value on October 1, 2008 after adoption of SFAS 159
Revolving Credit Facility (long term)	$125,254,911	$125,254,911	$162,000,000	41,796,000	$120,204,000
Revolving Credit Facility (temporary draw)(1)	—	—	40,000,000	—	40,000,000

	$125,254,911	$125,254,911	$202,000,000	$41,796,000	$160,204,000

(1)	Temporary draw includes credit facility borrowings at the end of each quarter to maximize investment flexibility (See note 8).

8. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment typically takes proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its Revolving Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, including the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on March 31, 2009 or September 30, 2008.

10. FINANCIAL HIGHLIGHTS

	Six Months ended March 31, 2009		Year ended September 30, 2008
Per Share Data:
Net asset value, beginning of period	$10.00		$12.83
Net investment income	0.52		0.88
Net change in realized and unrealized loss	(0.03)		(2.81)

Net increase (decrease) in net assets resulting from operations	0.49		(1.93)
Dividends and distributions to stockholders(1)	(0.48)		(0.90)
Cumulative effect of adoption of fair value option (credit facility)(4)	1.99		—

Net asset value, end of period	$12.00		$10.00
Per share market value, end of period	$3.75		$7.41
Total return(2)	(43.40	)%*	(38.58)%
Shares outstanding at end of period	21,068,772		21,068,772

Ratio/Supplemental Data:
Ratio of operating expenses to average net assets(3)	7.82	% **	6.30%
Ratio of credit facility related expenses to average net assets	2.80	% **	2.66%
Total expenses to average net assets(3)	10.62	% **	8.96%
Ratio of net investment income to average net assets	10.22	% **	7.82%
Net assets at end of period	$252,853,515		$210,728,260
Average cost of debt outstanding	$167,012,637		$119,472,732
Average cost of debt per share	$7.93		$5.67
Portfolio turnover ratio	2.73%		20.10%

*	Not annualized
**	Annualized
(1)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(2)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	For the fiscal year ended September 30, 2008, the ratio of operating expenses before management fee waiver to average net assets was 6.47%, and the ratio of total expenses before management fee waiver to average net assets was 9.13%.
(4)	On October 1, 2008, the Company adopted SFAS 159 and made an irrevocable election to apply the fair value option to our credit facility liability. Upon our adoption our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.

11. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”, “Revolving Credit Facility”, or “credit facility”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner. As of March 31, 2009, there was $187.7 million in outstanding borrowings under the Credit Agreement, with an average interest rate of 1.52%.

Under the Credit Agreement, the lenders agreed to extend credit to PennantPark Investment in an initial aggregate principal or face amount not exceeding $300,000,000 at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of the assets in PennantPark Investment’s portfolio. Pricing is set at 100 basis points over London Inter Bank Offer Rate.

The Credit Agreement contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our current report on Form 8-K, filed with the SEC on June 28, 2007.

12. COMMITMENTS AND CONTINGENCIES

From time to time, PennantPark Investment, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations or cash flows. Unfunded debt investments described in the statement of assets and liabilities represent unfunded delayed draws on investments in first lien secured debt.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”), including the schedule of investments, as of March 31, 2009, the statements of operations for the three and six month periods ended March 31, 2009 and 2008, and the statements of changes in net assets, and cash flows for the six months ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

May 6, 2009

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this report.

Overview

PennantPark Investment was organized under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private or thinly traded public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Our investment activities are managed by PennantPark Investment Advisers and supervised by our board of directors, a majority of whom are independent of us and the Investment Advisers. Under our Investment Management Agreement with the Investment Adviser, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2009, our portfolio totaled $363.5 million and consisted of $77.2 million of senior secured loans, $158.4 million of subordinated debt, $103.5 million of second lien secured debt, $10.1 million of preferred equity and $14.3 million of common equity investments. Our core assets totaled $313.7 million and consisted of investments in twenty-one different companies with an average investment size of $14.9 million per company and a weighted average yield of 11.6% on debt investments. Our non-core senior secured loan portfolio totaled $49.8 million and consisted of fifteen different companies (including one company also in our core portfolio) with an average investment size of $3.3 million and a weighted average yield of 3.1% on debt investments. Of our debt portfolio, 49% was in fixed-rate investments (or contained a London Inter Bank Offer Rate (“LIBOR”) floor) and 51% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $87.1 million as of March 31, 2009. Our overall portfolio consisted of thirty-five companies with an average investment size of $10.4 million and a weighted average yield on debt investments of 10.1%, and was invested 21% in senior secured loans, 44% in subordinated debt, 28% in second lien secured debt, 3% in preferred equity and 4% in common equity investments.

For the three months ended March 31, 2009, we invested $14.5 million in one new and one existing portfolio companies, with an average yield of 21.5% on debt investments. Sales and repayments of long-term investments totaled $3.3 million for the same period. For the six months ended March 31, 2009, we invested approximately $15.3 million, in one new and three existing portfolio companies with an average yield of 21.4% on debt investments. Sales and repayments of long term investments totaled $5.5 million, for the same period.

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $78.8 million of senior secured loans, $166.2 million of subordinated debt, $104.2 million of second lien secured debt, $9.3 million of preferred equity and $13.6 common equity investments. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio) with an average investment size of $3.5 million and a weighted average yield of 5.2% on debt investments. Of our debt portfolio, 45% was in fixed-rate investments and 55% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $72.0 million as of September 30, 2008. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million and a weighted average yield on debt investments of 11.1%, and was invested 21% in senior secured loans, 45% in subordinated debt, 28% in second lien secured debt, 2% in preferred equity and 4% in common equity investments.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices, if available, obtained from at least two broker/dealers or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

3)	Our board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but are deemed that such market quote does not reflect the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations and its own independent assessment;

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

In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the Company’s financial position or its results of operations.

SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption our net asset value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply SFAS 159 to any other financial assets or liabilities. For the three months and six months ended March 31, 2009, approximately $14.9 million and $20.6 million was recorded as a change in unrealized depreciation on credit facility in the Statement of Operations.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides further clarification for the application of SFAS 157 in markets that are not active. Previously issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active, has been suspended. FSP 157-4 provides additional guidance for determining when the volume and trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Since FSP 157-4 does not change the fair value measurement principles set forth in SFAS 157, we are considering its adoption and estimate that it will not affect the company’s financial position or its results of operations.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2009 and March 31, 2008.

Investment Income

Investment income for the three and six months ended March 31, 2009, was $10.4 million and $22.5 million, respectively, of which $4.3 million and $9.3 million was attributable to senior secured loan investments, $3.4 million and $7.3 million was attributable to second lien secured debt investments, and $2.5 million and $5.0 million was attributable to subordinated debt investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The change in investment income compared with the same periods in the prior year is due to the growth of our portfolio, the transition of the portfolio from temporary to long-term core investments offset by lower interest rates.

Investment income for the three and six months ended March 31, 2008, was $9.7 million and $18.7 million, respectively. Investment income for the three and six months ended March 31, 2008 was primarily attributed to $3.7 million and $7.9 million of interest income from senior secured loan investments, $3.9 million and $6.8 million from our second lien secured debt investments, and $1.8 million and $3.5 million from our subordinated debt investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments, to accretion of discount and the amortization of premium.

Expenses

Net expenses for the three and six months ended March 31, 2009, totaled $5.2 million and $11.5 million, respectively, which consisted of a base management fee which totaled $1.8 million and $3.6 million, performance-based incentive fees which totaled $1.3 million and $2.8 million, credit facility related expenses which totaled $1.2 million and $3.0 million, and general and administrative expenses which totaled $0.9 million and $2.1 million for the three and six months, respectively.

Net expenses for the three and six months ended March 31, 2008, totaled $5.3 million and $9.5 million, respectively, which consisted of $1.7 million and $2.8 million attributable to credit facility related expenses, and $1.1 million and $2.4 million to general and administrative expenses, respectively. Net base management fees for the same periods totaled $1.5 million and $2.9 million, respectively, and performance-based incentive fees totaled $1.0 million and $1.4 million, respectively.

Net Investment Income

Net investment income totaled $5.3 million and $11.0 million, or $0.25 and $0.52 per share, for the three and six months ended March 31, 2009, respectively.

Net investment income totaled $4.4 million and $9.2 million, or $0.21 and $0.44 per share, respectively, for the three and six months ended March 31, 2008, respectively.

Net Realized Loss

Sales and repayments of long-term investments for the three and six months ended March 31, 2009 totaled $3.3 million and $5.5 million, respectively, and realized losses totaled approximately $5.3 million and $6.1 million, respectively.

Sales and repayments of long-term investments for the three and six months ended March 31, 2008 totaled $0.9 million and $5.2 million, respectively, and net realized losses totaled approximately $8,500 and $219,000, respectively.

Net Unrealized Appreciation/(Depreciation) on Investments, cash equivalents and credit facility

For the three and six months ended March 31, 2009, the Company’s investments had a net unrealized appreciation of $27.3 million and a net unrealized depreciation of $15.1 million, respectively. For the three and six months ended March 31, 2009, the Company’s credit facility experienced a net unrealized depreciation of $14.9 million and $20.6 million, respectively. On March 31, 2009 and

September 30, 2008, net unrealized depreciation on investments and cash equivalents totaled $87.1 million and $72.0 million, respectively, primarily due to the continued downturn in the leveraged finance credit market.

For the three and six months ended March 31, 2008, the Company’s investments and cash equivalents had a net increase in unrealized depreciation of $37.8 million and $53.8 million, respectively. On March 31, 2008, net unrealized depreciation on investments and cash equivalents totaled $77.7 million, primarily due to the continued downturn in the leveraged finance credit market.

Net Increase/(Decrease) in Net Assets from Operations

Net increase in net assets resulting from operations totaled $42.2 million and $10.4 million, respectively, or $2.00 per share and $0.49 per share, respectively, for the three and six months ended March 31, 2009, primarily due to an increase in investment values and a decline in market value of our credit facility.

Net decrease in net assets resulting from operations totaled $33.3 million and $44.9 million, or $1.58 and $2.13 per share, respectively, for the three and six months ended March 31, 2008, primarily due to the overall decline in market values for investments held in our portfolio.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of March 31, 2009, PennantPark Investment had outstanding borrowings of $187.7 million under the Credit Agreement, with an average interest rate of 1.52%.

Under the Credit Agreement, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300 million at any one time outstanding. The Credit Agreement is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing is set at 100 basis points over LIBOR.

PennantPark Investment’s liquidity and capital resources are also generated and available from cash flows from operations, including investment sales and repayments of senior and subordinated loans, and net investment income.

On March 31, 2009, PennantPark Investment had $187.7 million borrowings under our senior secured revolving credit facility, and $112.3 million remained available subject to maintenance of at least a 200% ratio of our total assets less liabilities other than indebtedness to our indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt. In the future, PennantPark Investment may raise additional equity or debt capital through a registered offering off a shelf registration or may securitize a portion of its investments among other considerations. However, we face and expect to continue to face liquidity constraints under current market conditions, and, if such conditions worsen substantially, we may be unable to raise capital at all. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share. In addition, debt capital, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions. Furthermore, if the valuations of our portfolio companies continue to fall significantly from their present values, we may suffer reduced availability under our credit facility because such availability depends on (i) our asset coverage, which generally requires that the valuation of our total assets less liabilities other than indebtedness be at least equal to 200% of our indebtedness, (ii) our maintenance of a blended percentage of the values of our portfolio companies, and (iii) restrictions on certain payments and issuance of debt. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Subsequent to March 31, 2009 and through the date of this report, conditions in the public debt and equity markets have continued to be volatile. As a result our net asset value may decline. The Credit Agreement requires the Company to maintain a minimum amount of shareholder’s equity and requires that the Company’s outstanding borrowings under the Credit Agreement not to exceed a blended percentage of the values of its portfolio companies. The Company’s continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control. Material net asset devaluation could have a material adverse effect on the Company’s operations and could require the Company to reduce its borrowings under the Credit Agreement in order to comply with certain of the Credit Agreement’s covenants, including the ratio of total assets to total indebtedness.

On March 31, 2009, we had $29.9 million in cash equivalents. During the six months ended March 31, 2009, we generated operating cash flows primarily from interest earned on debt investments, and our primary use of funds for operations during the same period consisted of investments in portfolio companies, payments of fees and other operating expenses we incurred. Our operating activities resulted in a net cash inflow of $4.1 million and $14.1 million, respectively, for the three and six months ended March 31, 2009, and our financing activities resulted in a net cash outflow of cash of $25.3 million and $24.4 million for the same periods, primarily from repayments under our credit facility.

On March 31, 2008, we had $81.2 million in cash equivalents. During the six months ended March 31, 2008, we generated operating cash flows primarily from interest earned on debt investments, and our primary use of funds for operations during the same period consisted of investments in portfolio companies, payments of fees and other operating expenses we incurred. Our operating activities resulted in a net cash outflow of $98.9 million and $351.9 million, respectively, for the three and six months ended March 31, 2008, and our financing activities resulted in a net cash inflow of $98.3 million and $175.2 million for the same periods, primarily from borrowings under our credit facility

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured Revolving Credit Facility(1)	$187.7	—	—	$187.7	—

(1)	On March 31, 2009, $112.3 million remained unused under our senior secured revolving credit facility, subject to maintenance of at least a 200% ratio of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt.

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

Distributions declared to stockholders for the three and six months ended March 31, 2009, totaled $5.1 million and $10.1 million, respectively, or $0.24 and $0.48 per share, respectively.

Distributions declared to stockholders for the three and six months ended March 31, 2008, totaled $4.6 million and $9.3 million, respectively, or $0.22 and $0.44 per share, respectively.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act or due to provisions in current or future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

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

As of the period covered by this report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and other credit instruments and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market and the failure of major financial institutions, have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We believe that debt financing will be available, if at all, at a higher cost, and on terms and conditions that may be less favorable, which could negatively affect our financial performance and results. In addition, the prolonged continuation or further deterioration of current market conditions could adversely impact our business.

We are currently in a period of capital markets disruption, instability, and illiquidity.

We believe that in 2007 and up to this reporting period in 2009, the U.S. capital markets entered into a period of disruption as evidenced by increasing interest rate spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. We believe the United States and other countries are also in a recession and that these adverse macro-economic conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will require us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. This period may increase the probability that these risks negatively impact us.

The recent market volatility and low level of liquidity affects the valuation of our investments. Changes in market activity and liquidity may have a significant impact on the value of our investments in the future.

Loss of regulated investment company tax treatment would substantially reduce net assets and income available for debt service and dividends.

We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service and distributions to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

There is a risk that our common stockholders may not receive dividends or distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

There is a risk that you may receive our stock as dividends

On January 7, 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

If we distribute our common stock as a dividend of our taxable income, a shareholder could receive up to 90% of the amount of the dividend declared in shares of our common stock with the remaining amount in cash. The total dividend declared would be taxable income to a shareholder although he or she may only receive 10% of the dividend in cash to pay any taxes due on the dividend.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 3, 2009, PennantPark Investment Corporation held its 2009 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of directors and ratification of the selection of an independent registered public accounting firm. Votes were cast as follows:

Director Nominee	For	Withheld
Adam K. Bernstein	16,756,276	351,961
Jeffrey Flug	16,812,677	295,560

Proposal	For	Withheld	Abstain
Ratification of the selection of KPMG LLP	16,885,927	219,790	2,520

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 20, 2008).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 6, 2009	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: May 6, 2009	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)