Form 10-Q
period 2009-06-30
PENNANTPARK INVESTMENT CORP
filed 2009-08-05
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of July 31, 2009 was 21,068,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission or the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2009 (unaudited)	September 30, 2008
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$435,642,024 and $427,481,745, respectively)	$377,382,905	$354,261,950
Non-controlled, affiliated investments, at fair value (cost—$17,200,193 and $16,692,261, respectively)	15,755,326	17,885,870

Total investments at fair value	393,138,231	372,147,820
Cash equivalents	541,136	40,249,201
Receivable for investments sold	1,381,011	—
Interest receivable	4,770,692	6,046,199
Prepaid expenses and other assets	1,271,943	1,367,479

Total assets	401,103,013	419,810,699

Liabilities
Distributions payable	5,056,505	5,056,505
Payable for investments purchased	4,183,666	—
Unfunded investments	6,331,385	—
Credit facility payable (fair value: $134,057,558 and $160,204,000, respectively) (cost: $187,300,000 and $202,000,000, respectively) (see note 7)	134,057,558	202,000,000
Interest payable on credit facility	72,308	725,317
Management fee payable (see note 3)	1,928,082	85,896
Performance-based incentive fee payable (see note 3)	1,415,872	123,033
Accrued other expenses	1,080,397	1,091,688

Total liabilities	154,125,773	209,082,439

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 21,068,772 shares issued and outstanding	21,069	21,069
Paid-in capital in excess of par	294,586,604	294,586,604
Undistributed (distributions in excess of) net investment income	928,718	(602,660)
Cumulative effect of adoption of fair value option on credit facility	41,796,000	—
Accumulated net realized loss on investments and cash equivalents	(42,097,607)	(11,250,567)
Net unrealized depreciation on investments	(59,703,986)	(72,026,186)
Net unrealized depreciation on credit facility	11,446,442	—

Total net assets	$246,977,240	$210,728,260

Total liabilities and net assets	$401,103,013	$419,810,699

Net asset value per share	$11.72	$10.00

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment income:
From non-controlled, non-affiliated investments:
Interest	$10,347,405	$9,212,625	$31,930,815	$27,148,848
Other	123,955	111,924	351,449	167,806
From non-controlled, affiliated investments:
Interest	298,349	337,832	988,668	1,063,257

Total investment income	10,769,709	9,662,381	33,270,932	28,379,911

Expenses:
Base management fee (see note 3)	1,928,082	1,829,909	5,495,505	5,195,750
Performance-based incentive fee (see note 3)	1,412,925	985,287	4,175,224	2,433,394
Interest and other credit facility expenses	791,587	1,656,140	3,817,133	4,422,543
Administrative services expenses (see note 3)	582,177	591,726	1,558,672	1,804,047
Other general and administrative expenses	388,507	658,178	1,523,505	1,823,014

Expenses before base management fee waiver	5,103,278	5,721,240	16,570,039	15,678,748

Base management fee waiver	—	—	—	(420,731)

Net expenses	5,103,278	5,721,240	16,570,039	15,258,017

Net investment income	5,666,431	3,941,141	16,700,893	13,121,894

Realized and unrealized gain (loss) on investments, cash equivalents and credit facility:
Net realized loss on investments and cash equivalents	(24,701,776)	(401,624)	(30,847,040)	(620,998)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments and cash equivalents	27,736,328	10,700,808	14,960,676	(41,097,670)
Non-controlled, affiliated investments	(318,107)	964,139	(2,638,476)	(1,064,091)
Credit facility	(9,202,647)	—	11,446,442	—

Net change in unrealized appreciation (depreciation)	18,215,574	11,664,947	23,768,642	(42,161,761)

Net realized and unrealized gain (loss) from investments, cash equivalents, and credit facility	(6,486,202)	11,263,323	(7,078,398)	(42,782,759)

Net (decrease) increase in net assets resulting from operations	$(819,771)	$15,204,464	$9,622,495	$(29,660,865)

Net (decrease) increase in net assets resulting from operations per common share (see note 5)	$(0.04)	$0.72	$0.45	$(1.41)
Net investment income per common share	$0.27	$0.19	$0.79	$0.62

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended
	June 30, 2009	June 30, 2008
Increase (decrease) in net assets from operations:
Net investment income	$16,700,893	$13,121,894
Net realized loss on investments and cash equivalents	(30,847,040)	(620,998)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	12,322,200	(42,161,761)
Net change in unrealized depreciation on credit facility	11,446,442	—

Net increase (decrease) in net assets resulting from operations	9,622,495	(29,660,865)

Dividends to Stockholders:
Dividends from net investment income	(15,169,515)	(13,905,390)

Total dividends	(15,169,515)	(13,905,390)

Total decrease in net assets	(5,547,020)	(43,566,255)

Net Assets:
Beginning of period	210,728,260	270,393,094
Cumulative effect of adoption of fair value option on credit facility (see note 7)	41,796,000	—

Adjusted beginning of period	252,524,260	270,393,094
End of period	$246,977,240	$226,826,839

Undistributed (distribution in excess of) net investment income, at period end	928,718	(980,265)

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,622,495	$(29,660,865)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used by operating activities:
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	(12,322,200)	42,161,761
Net change in unrealized depreciation on credit facility	(11,446,442)	—
Net realized loss on investments and cash equivalents	30,847,040	620,998
Net accretion of discount and amortization of premium	(1,903,798)	(835,822)
Purchase of investments	(47,957,218)	(149,312,146)
Payment-in-kind interest	(2,528,233)	(1,735,282)
Proceeds from disposition of investments	12,873,998	14,410,296
Increase in receivable for investment sold	(1,381,011)	—
Decrease in interest receivable	1,275,507	493,837
Decrease (increase) in prepaid expenses and other assets	95,536	(11,416)
Decrease in payables for cash equivalents purchased	—	(252,759,931)
Increase (decrease) in payables for investments purchased	4,183,666	(16,583,921)
Increase (decrease) in unfunded investments	6,331,385	(3,989,948)
Decrease in interest payable on credit facility	(653,009)	(36,043)
Increase (decrease) in management fee payable	1,842,186	(284,880)
Increase in performance-based incentive fee payable	1,292,839	67,695
(Decrease) increase in accrued other expenses	(11,291)	331,658

Net cash used by operating activities	(9,838,550)	(397,124,009)

Cash flows from financing activities:
Dividends and distributions to stockholders	(15,169,515)	(13,905,390)
Borrowings under credit facility (see note 11)	85,300,000	359,840,000
Repayments under credit facility (see note 11)	(100,000,000)	(165,740,000)

Net cash (used) provided by financing activities	(29,869,515)	180,194,610

Net decrease in cash equivalents	(39,708,065)	(216,929,399)
Cash equivalents, beginning of period	40,249,201	257,959,635

Cash equivalents, end of period	$541,136	$41,030,236

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$4,270,412	$3,840,424
Cumulative effect of adoption of fair value option on credit facility	41,796,000	—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies - 152.8% (1)(2)
Subordinated Debt / Corporate Notes - 61.2%
Affinion Group Holdings, Inc.	3/1/2012	CONSUMER PRODUCTS	9.27	% (6)	L+750		$22,500,000	$21,787,179	$19,980,000
Consolidated Foundries, Inc.	4/17/2015	AEROSPACE & DEFENSE	14.25	% (6)	—		8,109,468	7,976,044	8,109,468
CT Technologies Intermediate Holdings, Inc.	3/19/2014	BUSINESS SERVICES	14.00	% (6)	—		20,210,550	19,780,909	20,210,550
Digicel Ltd.	4/1/2014	TELECOMMUNICATIONS	12.00%		—		1,000,000	995,000	990,000
i2 Holdings Ltd.	6/6/2014	AEROSPACE & DEFENSE	14.75	% (6)	—		22,499,596	22,219,219	22,724,592
IDQ Holdings, Inc.	5/20/2012	AUTO SECTOR	13.75%		—		20,000,000	19,647,170	20,110,000
Learning Care Group, Inc.	12/28/2015	EDUCATION	13.50	% (6)	—		10,259,430	10,129,726	10,054,242
Realogy Corp.	4/15/2015	BUILDINGS & REAL ESTATE	12.38%		—		28,000,000	26,531,029	7,840,000
TZ Merger Sub, Inc.	10/1/2016	INSURANCE	13.50	% (6)	—		20,197,856	20,020,106	20,197,856
UP Acquisition Sub Inc.	2/8/2015	OIL & GAS	13.50%		—		21,000,000	20,531,948	21,000,000

Total Subordinated Debt / Corporate Notes							173,776,900	169,618,330	151,216,708

Second Lien Secured Debt - 41.9%
Brand Energy and Infrastucture Services, Inc.	2/7/2015	ENERGY/UTILITIES	6.46%		L+600		13,600,000	13,130,857	12,267,200
Brand Energy and Infrastucture Services, Inc.	2/7/2015	ENERGY/UTILITIES	7.69%		L+700		12,000,000	11,720,122	11,232,000
Generics International (U.S.), Inc.	4/30/2015	HEALTHCARE, EDUCATION & CHILDCARE	8.10%		L+750		12,000,000	11,953,089	11,076,000
Greatwide Logistics Services, L.L.C.	3/1/2014	CARGO TRANSPORT	11.00	% (6)	L+700	(8)	2,182,000	2,182,000	2,182,000
Questex Media Group, Inc.	11/4/2014	OTHER MEDIA	6.91	% (7)	L+650		10,000,000	10,000,000	2,000,000
Saint Acquisition Corp.(5)	5/15/2017	TRANSPORTATION	12.50%		—		19,000,000	16,840,878	6,650,000
Saint Acquisition Corp.(5)	5/15/2015	TRANSPORTATION	8.63%		L+775		10,000,000	9,965,034	3,300,000
Sheridan Holdings, Inc.	6/15/2015	HEALTHCARE, EDUCATION & CHILDCARE	6.07	% (6)	L+575		21,500,000	18,786,899	18,253,500
Specialized Technology Resources, Inc.	12/15/2014	CHEMICALS, PLASTICS & RUBBER	7.31	% (6)	L+700		22,500,000	22,487,594	22,500,000
TransFirst Holdings, Inc.	6/15/2015	FINANCIAL SERVICES	7.06	% (6)	L+675		16,500,000	15,936,742	13,909,500

Total Second Lien Secured Debt							$139,282,000	133,003,215	103,370,200

							Shares
Preferred Equity / Partnership Interests (7) - 4.2%
CFHC Holdings, Inc. Class A (Consolidated Foundries, Inc.)		AEROSPACE & DEFENSE	12.00%		—		797	797,288	921,359
i2 Holdings Ltd.		AEROSPACE & DEFENSE	12.00%		—		3,960,000	3,960,000	4,483,940
TZ Holdings, L.P., Series A (TZ Merger Sub, Inc.)		INSURANCE	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B (TZ Merger Sub, Inc.)		INSURANCE	6.50%		—		1,312	1,312,006	1,389,109
UP Holdings Inc., Class A-1 (UP Acquisition Sub Inc.)		OIL & GAS	8.00%		—		91,608	2,499,066	2,778,961
VSS-AHC Holdings, L.L.C. (Advanstar Inc.)		OTHER MEDIA	20.00%		—		319	318,896	—

Total Preferred Equity / Partnership Interests							4,054,722	9,573,076	10,259,189

Common Equity / Partnership Interests (7) - 5.5%
AHC Mezzanine (Advanstar, Inc.)		OTHER MEDIA	—		—		3,000	3,005,163	—
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)		AEROSPACE & DEFENSE	—		—		1,627	16,271	10,186
CT Technologies Holdings, L.L.C (CT Technologies Intermediate Holdings, Inc.)		BUSINESS SERVICES	—		—		5,556	3,200,000	6,462,006

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Shares	Cost	Fair Value (3)
i2 Holdings Ltd.		AEROSPACE & DEFENSE	—		—		440,000	$440,000	$2,467,643
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)		CARGO TRANSPORT	—		—		106,299	1,779,455	2,034,392
TZ Holdings, L.P., (TZ Merger Sub, Inc.)		INSURANCE	—		—		2	6,467	1,122,240
UP Holdings Inc., (UP Acquisition Sub Inc.)		OIL & GAS	—		—		91,608	916	1,607,618

Total Common Equity / Partnership Interests							648,092	8,448,272	13,704,085

Equity - Warrants (7)- 0.0%
VSS-AHC HOLDINGS, LLC (expires 11/6/18)		OTHER MEDIA	20.00%		—		85	—	—

(Advanstar, Inc.)

							Par
First Lien Secured Debt - 40.0%
1-800 Contacts, Inc.	3/4/2015	DISTRIBUTION	7.70%		P+295	(8)	$13,964,912	11,852,349	13,154,947
Burlington Coat Factory Warehouse Corp.	5/28/2013	RETAIL STORE	2.56%		L+225		7,877,863	7,871,705	6,125,038
EnviroSolutions, Inc.	7/7/2012	ENVIRONMENTAL SERVICES	11.00	% (6)	L+775 (8)		14,122,062	13,281,220	14,122,062
Hanley-Wood, L.L.C.	3/8/2014	OTHER MEDIA	2.57%		L+225		8,865,000	8,865,000	6,232,096
Hughes Network Systems, L.L.C.	4/15/2014	TELECOMMUNICATIONS	3.19%		L+250		5,000,000	5,000,000	4,462,500
Jacuzzi Brands Corp.	2/7/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	2.58%		L+225		9,835,811	9,835,811	4,081,861
Levlad, L.L.C.	3/8/2014	CONSUMER PRODUCTS	7.75%		L+475		4,446,133	4,446,133	2,769,937
Lyondell Chemical Co.	12/15/2009	CHEMICALS, PLASTICS & RUBBER	13.00%		L+1,000(8)		12,668,615	12,862,512	13,037,589
Lyondell Chemical Co. (9)	12/15/2009	CHEMICALS, PLASTICS & RUBBER	—		—		6,331,385	6,382,317	6,515,786
Mattress Holding Corp.	1/18/2014	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	2.56%		L+225		3,920,175	3,920,175	2,944,051
Mitchell International, Inc.	3/28/2014	BUSINESS SERVICES	2.63%		L+200		1,915,102	1,915,102	1,599,110
National Bedding Co., L.L.C.	2/28/2013	HOME & OFFICE FURNISHINGS, HOUSEWARES, & DURABLE CONSUMER PRODUCTS	2.38%		L+200		6,842,500	6,847,056	5,838,931
Penton Media, Inc.	2/1/2013	OTHER MEDIA	3.22%		L+225		4,887,500	4,887,500	3,597,200
Philosophy, Inc.	3/16/2014	CONSUMER PRODUCTS	2.31%		L+200		1,426,506	1,426,506	1,154,043
Quebecor World, Inc.	7/21/2012	PRINTING	9.00%		L+600		3,500,000	3,150,000	3,220,000
Questex Media Group, Inc.	5/4/2014	OTHER MEDIA	5.25%		L+200		4,886,667	4,886,667	3,127,467
Rexair, L.L.C.	6/30/2010	RETAIL	4.85%		L+425		2,658,369	1,991,445	1,993,777
Rexnord, L.L.C.	7/19/2013	MANUFACTURING/ BASIC INDUSTRY	2.31%		L+200		2,895,305	2,895,305	2,461,009
Sitel, L.L.C.	1/30/2014	BUSINESS SERVICES	6.38%		L+550		2,682,328	2,682,328	2,395,319

Total First Lien Secured Debt							118,726,233	114,999,131	98,832,723

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								435,642,024	377,382,905

Investments in Non-Controlled, Affiliated Portfolio Companies - 6.4% (1)(2)
Subordinated Debt / Corporate Notes - 2.0%
Performance Holdings, Inc.	7/2/2014	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	14.25	% (6)	—		4,903,147	4,700,193	4,817,342

Second Lien Secured Debt - 3.2%
Performance, Inc.	7/2/2013	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT	6.78%		L+575		8,750,000	8,750,000	7,848,750

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Shares	Cost	Fair Value (3)
Common Equity / Partnership Interests (7) - 1.2%
NCP-Performance (Performance Holdings, Inc.)	—	LEISURE, AMUSEMENT, MOTION PICTURES, ENTERTAINMENT		—	37,500	$3,750,000	$3,089,234

Investments in Non-Controlled, Affiliated Portfolio Companies						$17,200,193	$15,755,326

Total Investments- 159.2%						$452,842,217	$393,138,231

Cash Equivalents - 0.2%						$541,136	$541,136

Total Investments and Cash Equivalents - 159.4%						$453,383,353	$393,679,367

Liabilities in Excess of Other Assets - (59.4%)							$(146,702,127)
Net Assets - 100.0%							$246,977,240

(1)

As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.

(2)

As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.

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

(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).

(7)	Non-income producing.

(8)	LIBOR or Prime rate floor applies.

(9)	Represents purchases of securities with delayed settlement. These securities do not have a basis point spread above index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par	Cost	Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 168.1%(1)(2)
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

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par	Cost	Value (3)

							Shares
Preferred Equity - 4.4%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	% (6)	—		842	$841,927	$841,927
i2 Holdings Ltd.	—	Aerospace and Defense	12.00	% (6)	—		3,960,000	3,960,000	3,960,000
TZ Holdings, L.P., Series A (TZ Merger Sub, Inc.)	—	Insurance	—	(7)	—		686	685,820	685,820
TZ Holdings, L.P., Series B (TZ Merger Sub, Inc.)	—	Insurance	6.50	% (6)	—		1,312	1,312,006	1,312,006
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00	% (6)	—		91,608	2,499,066	2,499,066

Total Preferred Equity							4,054,448	9,298,819	9,298,819

Common Equity/Partnership Interest(7) - 4.0%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—		3,000	3,000,000	998,883
CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	149,557
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	3,200,000
i2 Holdings Ltd.	—	Aerospace and Defense	—		—		440,000	440,000	1,545,062
TZ Holdings, L.P. (TZ Merger Sub, Inc.)	—	Insurance	—		—		2	2,173	2,173
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	2,569,208

Total Common Equity/Partnership Interest							541,793	6,659,360	8,464,883

							Par
First Lien Secured Debt – 37.4%
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	5.06%		L+225		$7,896,473	7,889,120	5,401,187
Cohr Holdings, Inc.	01/31/2013	Healthcare, Education and Childcare	5.35%		L+250		2,955,000	2,955,000	1,484,888
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.04	% (6)	L+825	(8)	14,014,177	12,965,204	12,192,334
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.25%		P+725		2,293	2,121	1,995
Gatehouse Media Operating, Inc.	08/28/2014	Media	4.81%		L+200		7,000,000	7,000,000	3,336,690
General Nutrition Centers, Inc.	09/16/2013	Retail Store	5.57%		L+225		3,410,095	3,411,892	2,821,854
Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	—	(7)	—		6,912,500	6,912,500	5,149,813

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

Investments in Non-Controlled, Affiliated Portfolio Companies - 8.5%(1)(2)
Subordinated Debt / Corporate Notes - 2.1%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures, Entertainment	14.25	% (6)	—	4,414,356	4,192,261	4,414,356

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par	Cost	Value (3)
Second Lien Secured Debt - 4.0%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures, Entertainment	8.55%	L+575	$8,750,000	$8,750,000	$8,347,500

					Shares
Common Equity/Partnership Interest(7) - 2.4%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	37,500	3,750,000	5,124,014

Investments in Non-Controlled, Affiliated Portfolio Companies						16,692,261	17,885,870

Total Investments – 176.6%						$444,174,006	$372,147,820

					Par
Cash Equivalents - 19.1%
Money Market - Mutual Funds		-		—	$40,249,201	40,249,201	40,249,201

Total Cash Equivalents					40,249,201	40,249,201	40,249,201

Total Investments and Cash Equivalents – 195.7%						$484,423,207	$412,397,021

Liabilities in Excess of Other Assets - (95.7%)							$(201,668,761)

Net Assets - 100.0%							$210,728,260

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.

(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.

(3)	Valued based on our accounting policy (see Note 2 to our financial statements).

(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).

(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).

(7)	Non-income producing.

(8)	LIBOR floor applies.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

1. ORGANIZATION

PennantPark Investment was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in U.S. middle-market companies in the form of mezzanine debt, senior secured loans and equity investments.

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

Certain financial information normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the SEC on November 20, 2008.

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)

Security transactions are recorded on a trade-date basis. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. We expect that there will not be readily available market values for most of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described further below, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include, but are not limited to, comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and these differences could be material.

With respect to investments for which market quotations are not readily available or are readily available but are deemed by our board of directors not reflective of the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

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

(e)

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986 as amended (the “Code”), and expects to be subject to tax as a regulated investment company, or “RIC”. As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by FASB Statement No. 109, Accounting for Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material corporate-level taxes in the future. The Company recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) nor did we have any unrecognized tax benefits as of September 30, 2008. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2008 and 2007 federal tax years remain subject to examination by the Internal Revenue Service.

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

(g)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and in management’s judgment, are likely to remain current.

(h)	In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the Company’s financial position or its results of operations.

(i)	In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115 (“SFAS 159”). This statement permits an entity to elect to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption of SFAS 159 our net asset value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply SFAS 159 to any other financial assets or liabilities.

(j)	In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides further clarification for the application of SFAS 157 in markets that are not active. Previously issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active, has been superseded by FSP157-4. FSP 157-4 provides additional guidance for determining when the volume and trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of FSP 157-4 for the quarter ending June 30, 2009 and the adoption of the provisions of FSP 157-4 did not have a material effect on the Company’s financial statements.

(k)	Certain prior period amounts have been reclassified to conform to current period presentation.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with PennantPark Investment Advisers which commenced on April 17, 2009. Under this agreement, the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the Revolving Credit Facility (“adjusted gross assets”), if any) (see note 8). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee has equaled 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and nine month periods ended June 30, 2009, the Investment Adviser earned a base management fee of $1.9 million and $5.5 million, respectively, from the Company. For the three and nine month periods ended June 30, 2008 the Investment Adviser received a net base management fee of $1.8 million and $4.8 million, respectively, from the Company.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on March 31, 2008, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three and nine month periods ended June 30, 2009, the Investment Adviser earned an incentive fee of $1.4 million and $4.2 million, respectively, from the Company. For the three and nine month periods ended June 30, 2008, the Investment Adviser received an incentive fee of $1.0 million and $2.4 million, respectively, from the Company.

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) which commenced on April 17, 2009, under which PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations.

For the three and nine month periods ended June 30, 2009, the Investment Adviser and the Administrator were reimbursed approximately $0.3 million and $1.4 million, respectively, from the Company for services described above. For the three and nine month periods ended June 30, 2008 the Investment Adviser and the Administrator were reimbursed approximately $0.5 million and $1.6 million, respectively, from the Company for services described above.

4. NET ASSET VALUE PER SHARE

On June 30, 2009, PennantPark Investment’s total net assets and net asset value per share were $247.0 million and $11.72, respectively. On September 30, 2008, PennantPark Investment’s total net assets and net asset value per share were $210.7 million and $10.00, respectively.

5. CHANGE IN NET ASSETS PER COMMON SHARE FROM OPERATIONS

The following information sets forth the computation of basic and diluted per share net increase/(decrease) in net assets resulting from operations:

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator for net increase (decrease) in net assets resulting from operations:	$(819,771)	$15,204,464	$9,622,495	$(29,660,865)
Denominator for basic and diluted weighted average shares:	21,068,772	21,068,772	21,068,772	21,068,772
Basic and diluted net increase (decrease) in net assets per share resulting from operations:	$(0.04)	$0.72	$0.45	$(1.41)

6. INVESTMENTS

Purchases of long-term investments and PIK for the three and nine months ended June 30, 2009 totaled $33.4 million and $50.5 million, respectively. Sales and repayments of long-term investments for the three and nine months ended June 30, 2009 totaled $7.3 million and $12.9 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2009		September 30, 2008
	Cost(1)	Fair Value	Cost(1)	Fair Value
First lien	$114,999,131	$98,832,723	$105,222,862	$78,844,929
Second lien	141,753,215	111,218,950	132,155,221	104,242,000
Subordinated debt / corporate notes	174,318,523	156,034,050	187,087,744	166,173,175
Preferred equity	9,573,076	10,259,189	9,298,819	9,298,819
Common equity	12,198,272	16,793,319	10,409,360	13,588,897

Total investments	452,842,217	393,138,231	444,174,006	372,147,820
Cash equivalents	541,136	541,136	40,249,201	40,249,201

Total	$453,383,353	$393,679,367	$484,423,207	$412,397,021

(1)	Original cost adjusted for the accretion of discounts and amortization of premiums on debt investments, if any.

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2009 and September 30, 2008.

Industry Classification	June 30, 2009	September 30, 2008
Chemicals, Plastic and Rubber	11%	5%
Aerospace and Defense	10	10
Business Services	8	8
Healthcare, Education and Childcare	7	6
Consumer Products	6	6
Energy/Utilities	6	6
Insurance	6	6
Oil and Gas	6	7
Auto Sector	5	5
Financial Services	4	4
Leisure, Amusement, Motion Picture, Entertainment	4	5
Other Media	4	10
Distribution	3	0
Education	3	3
Environmental Services	3	3
Home and Office Furnishings, Housewares, and Durable Consumer Products	3	4
Transportation	3	2
Buildings and Real Estate	2	3
Retail Store	2	2
Other	4	5

Total	100%	100%

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, the Company adopted SFAS 157 for cash and cash equivalents, investments and long term credit facility. The Company realized no gain or loss as a result of the adoption of SFAS No. 157. SFAS 157 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. SFAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of the Company’s investments and long term credit facility are classified as Level 3.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 made amendments to SFAS No. 157 to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same: the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in FSP No. 157-4 is effective for periods ending after June 15, 2009; we adopted FSP No. 157-4 on June 30, 2009. The adoption of FSP No. 157-4 did not have a material impact on our financial statements.

The Company’s investments are generally structured as debt and equity investments in the form of mezzanine debt, senior secured loans and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy.

At June 30, 2009, our cash and cash equivalents, investments and our long term credit facility were categorized as follows in the fair value hierarchy for SFAS No. 157 purposes:

	Fair Value	Fair Value Measurement Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt securities	$366,085,723	—	—	$366,085,723
Equity Securities	27,052,508	—	—	27,052,508

Total Investments	393,138,231	—	—	393,138,231
Cash Equivalents	541,136	541,136	—	—

Total Investments, Cash Equivalents	393,679,367	541,136	—	393,138,231
Long Term Credit Facility	(134,057,558)	—	—	(134,057,558)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

Description	Loan and debt securities	Equity securities	Total
Beginning Balance, September 30, 2008	$349,260,104	$22,887,716	$372,147,820
Realized Gains (Losses)	(30,847,040)	—	(30,847,040)
Unrealized Appreciation / (Depreciation)	10,220,577	2,101,623	12,322,200
Purchase, PIK and discount / amortization	50,326,080	2,063,169	52,389,249
Sales / repayments	(12,873,998)	—	(12,873,998)
Transfers in and /or out of Level 3	—	—	—

Ending Balance, June 30, 2009	$366,085,723	$27,052,508	$393,138,231

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1,646,713)	$3,424,565	$1,777,852

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

Long Term Credit Facility
Beginning balance, September 30, 2008	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized gain included in earnings	(11,446,442)
Borrowings	59,200,000
Repayments	(33,900,000)
Transfers in and/or out of Level 3	—

Ending Balance, June 30, 2009	$134,057,558

The carrying value of the Company’s financial instruments approximates fair value. Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply SFAS 159 to its credit facility. The Company elected to use the fair value option for the credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the Statement of Operations. The Company has elected not to apply SFAS 159 to any other financial assets or liabilities. For the three months and nine months ended June 30, 2009, approximately $9.2 million was recorded as a change in unrealized appreciation and $11.4 million was recorded as a change in unrealized depreciation on the Credit facility in the Statement of Operations, respectively. The Company has used a nationally recognized independent valuation service to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

The following table presents information about the eligible instrument(s) for which the Company elected the fair value option under SFAS 159 as of June 30, 2009 and for which a transition adjustment was recorded as of October 1, 2008:

	June 30, 2009		Carrying Value on October 1, 2008 before adoption of	Transition Adjustment to Retained	Carrying Value on October 1, 2008 after adoption of
	Carrying Value	Fair Value	SFAS 159	Earnings	SFAS 159
Revolving Credit Facility (long term)	$134,057,558	$134,057,558	$162,000,000	41,796,000	$120,204,000
Revolving Credit Facility (temporary draw)(1)	—	—	40,000,000	—	40,000,000

	$134,057,558	$134,057,558	$202,000,000	$41,796,000	$160,204,000

(1)	Temporary draw may include credit facility borrowings at the end of each quarter to maximize investment flexibility (See note 8).

8. CASH EQUIVALENTS

Pending investment in longer-term portfolio holdings, the Company may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, the Company may take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. The Company may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its Revolving Credit Facility or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked to market in a manner consistent with PennantPark Investment’s valuation policy.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked to market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment would have a contractual right to liquidate the collateral and apply the proceeds in satisfaction of the underlying obligation. Under certain circumstances, including the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on June 30, 2009 or September 30, 2008.

10. FINANCIAL HIGHLIGHTS

	Nine Months ended June 30, 2009		Year ended September 30, 2008
Per Share Data:
Net asset value, beginning of period	$10.00		$12.83
Cumulative effect of adoption of fair value option (credit facility)(1)	1.99		—

Adjusted net asset value, beginning of period	11.99		12.83
Net investment income	0.79		0.88
Net realized and change in unrealized loss	(0.34)		(2.81)

Net increase (decrease) in net assets resulting from operations	0.45		(1.93)
Dividends and distributions to stockholders(2)	(0.72)		(0.90)

Net asset value, end of period	$11.72		$10.00
Per Share Market value, end of period	$7.10		$7.41
Total return(3)	10.88	%*	(38.58)%
Shares outstanding at end of period	21,068,772		21,068,772
Ratio/Supplemental Data:
Ratio of operating expenses to average net assets(4)	7.47	% **	6.30%
Ratio of credit facility related expenses to average net assets	2.23	% **	2.66%
Total expenses to average net assets(5)	9.70	% **	8.96%
Ratio of net investment income to average net assets	9.78	% **	7.82%
Net assets at end of period	$246,977,240		$210,728,260
Average cost of debt outstanding	$173,118,681		$119,472,732
Average cost of debt per share	$8.22		$5.67
Portfolio turnover ratio	4.58%		20.10%

*	Not annualized

**	Annualized

(1)	On October 1, 2008, the Company adopted SFAS 159 and made an irrevocable election to apply the fair value option to our credit facility liability. Upon our adoption our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.

(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(3)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)	The ratio of operating expenses to average net assets for the nine months ended June 30, 2009 before adoption of SFAS 159 was 9.39%, and for the fiscal year ended September 30, 2008, the ratio before management fee waiver was 6.47%

(5)	The ratio of total expenses to average net assets for the nine months ended June 30, 2009 before the adoption of SFAS 159 was 12.20%, and for the fiscal year ended September 30, 2008 the ratio before management fee waiver was 9.13%.

11. CREDIT FACILITY

On June 25, 2007, PennantPark Investment entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”, “Revolving Credit Facility”, or “credit facility”) among PennantPark Investment, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner. As of June 30, 2009, there was $187.3 million in outstanding borrowings under the Credit Agreement with an average annual interest rate of 1.31%.

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

The Credit Agreement contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of our total assets less liabilities (other than indebtedness) to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our current report on Form 8-K, filed with the SEC on June 28, 2007.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”), including the schedule of investments, as of June 30, 2009, the statements of operations for the three and nine month periods ended June 30, 2009 and 2008, and the statements of changes in net assets, and cash flows for the nine months ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

August 5, 2009

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

Overview

PennantPark Investment was organized under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt and, to a lesser extent, equity investments. For the foreseeable future, we also intend to focus on senior secured investments which we believe offer attractive risk adjusted returns at the present time.

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

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead expenses under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We bear all other costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2009, our portfolio totaled $393.1 million and consisted of $98.8 million of senior secured loans, $111.2 million of second lien secured debt, $156.0 million of subordinated debt, $10.3 million of preferred equity and $16.8 million of common equity investments. Our core assets totaled $346.3 million and consisted of investments in twenty-five different companies with an average investment size of $13.9 million per company and a weighted average yield of 11.6% on debt investments. Our non-core senior secured loan portfolio totaled $46.8 million and consisted of thirteen different companies (including one company also in our core portfolio) with an average investment size of $3.6 million and a weighted average yield of 3.3% on debt investments. Of our debt portfolio, 51% were in fixed-rate investments (or contained a LIBOR floor) and 49% in variable-rate investments. Overall, the portfolio had an unrealized depreciation of $59.7 million as of June 30, 2009. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.6 million and a weighted average yield on debt investments of 10.4%, and was invested 25% in senior secured loans, 28% in second lien secured debt, 40% in subordinated debt, 3% in preferred equity and 4% in common equity investments.

For the three months ended June 30, 2009, we invested $32.6 million in five new and two existing portfolio companies, with a weighted average yield of 14.0% on debt investments. Sales and repayments of long-term investments totaled $7.3 million for the same period. For the nine months ended June 30, 2009, we invested $48.0 million, in six new and five existing portfolio companies with a weighted average yield of 15.6% on debt investments. Sales and repayments of long term investments totaled $12.9 million for the same period.

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $78.8 million of senior secured loans, $104.2 million of second lien secured debt, $166.2 million of subordinated debt, $9.3 million of preferred equity and $13.6 million of common equity investments. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio) with an average investment size of $3.5 million and a weighted average yield of 5.2% on debt investments. Of our debt portfolio, 45% was in fixed-rate investments and 55% in variable-rate investments. Overall, our portfolio had an unrealized depreciation of $72.0 million as of September 30, 2008. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million and a weighted average yield on debt investments of 11.1%, and was invested 21% in senior secured loans, 28% in second lien secured debt, 45% in subordinated debt, 2% in preferred equity and 4% in common equity investments.

For the three months ended June 30, 2008, we invested $46.8 million in two new and three existing portfolio companies with an average yield of 14.5% on debt investments. Sales and repayments of long term investments totaled $9.2 million for the same period. For the nine months ended June 30, 2008, we invested $149.3 million in new and existing portfolio companies with an average yield of 13.7% on debt investments. Sales and repayments of long term investments totaled $14.4 million for the same period.

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

With respect to investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 159 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption our net asset value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply SFAS 159 to any other financial assets or liabilities. For the three months and nine months ended June 30, 2009, approximately $9.2 million was recorded as a change in unrealized appreciation and $11.4 million was recorded as a change in unrealized depreciation on the Credit Facility in the Statement of Operations, respectively.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 made amendments to SFAS No. 157 to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in FSP No. 157-4 is effective for periods ending after June 15, 2009; we adopted FSP No. 157-4 on June 30, 2009. The adoption of FSP No. 157-4 did not have a material impact on our consolidated financial statements.

Our investments are generally structured as debt and equity investments in the form of mezzanine debt, senior secured loans and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income throughout the life of the loan. We record prepayment premiums on loans and debt securities as interest income. We recognize dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2009 and 2008.

Investment Income

Total Investment income for the three and nine months ended June 30, 2009, was $10.8 million and $33.3 million, respectively, of which $4.3 million and $13.6 million was attributable to senior secured loan investments, $3.3 million and $10.6 million was attributable to second lien secured debt investments, and $2.4 million and $7.4 million was attributable to subordinated debt investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The change in investment income compared with the same periods in the prior year is due to the growth of our portfolio, the transition of the portfolio from temporary to long-term core investments offset by lower interest rates.

Total investment income for the three and nine months ended June 30, 2008, was $9.7 million and $28.4 million, respectively. Investment income for the three and nine months ended June 30, 2008 was primarily attributed to $3.7 million and $11.6 million of interest income from senior secured loan investments, $3.7 million and $10.5 million from our second lien secured debt investments, and $1.7 million and $5.1 million from our subordinated debt investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments, to accretion of discount and the amortization of premium.

Expenses

Net expenses for the three and nine months ended June 30, 2009, totaled $5.1 million and $16.6 million, respectively, which consisted of a base management fee which totaled $1.9 million and $5.5 million, performance-based incentive fees which totaled $1.4 million and $4.2 million, credit facility related expenses which totaled $0.8 million and $3.8 million, and general and administrative expenses, which totaled $1.0 million and $3.1 million for the three and nine months, respectively.

Net expenses for the three and nine months ended June 30, 2008, totaled $5.7 million and $15.2 million, respectively, which consisted of $1.7 million and $4.4 million attributable to credit facility related expenses, and $1.2 million and $3.6 million to general and administrative expenses, respectively. Net base management fees for the same periods totaled $1.8 million and $4.8 million, respectively, and performance-based incentive fees totaled $1.0 million and $2.4 million, respectively.

Net Investment Income

Net investment income totaled $5.7 million and $16.7 million, or $0.27 and $0.79 per share, for the three and nine months ended June 30, 2009, respectively.

Net investment income totaled $3.9 million and $13.1 million, or $0.19 and $0.62 per share, respectively, for the three and nine months ended June 30, 2008, respectively.

Net Realized Loss

Sales and repayments of long-term investments for the three and nine months ended June 30, 2009 totaled $7.3 million and $12.9 million, respectively, and realized losses totaled $24.7 million and $30.8 million, respectively.

Sales and repayments of long-term investments for the three and nine months ended June 30, 2008 totaled $9.2 million and $14.4 million, respectively, and realized losses totaled approximately $402,000 and $621,000, respectively.

Net Unrealized Appreciation/Depreciation on Investments, cash equivalents and credit facility

For the three and nine months ended June 30, 2009, our investments had a net change in unrealized appreciation of $27.4 million and $12.3 million, respectively. For the three and nine months ended June 30, 2009, the Credit Facility had a net change in unrealized appreciation of $9.2 million and net change in unrealized depreciation of $11.4 million, respectively. On June 30, 2009 and September 30, 2008, net unrealized depreciation on investments and cash equivalents totaled $59.7 million and $72.0 million, respectively, primarily due to the continued downturn in the leveraged finance credit market.

For the three and nine months ended June 30, 2008, the Company’s investments and cash equivalents had net unrealized appreciation of $11.7 million and a net unrealized depreciation of $42.2 million, respectively. On June 30, 2008, net unrealized depreciation on investments totaled $66.1 million.

Net Increase/Decrease in Net Assets from Operations

For the three and nine months ended June 30, 2009 there was a net decrease in net assets resulting from operations of $0.8 million and a net increase of $9.6 million, respectively, or $(0.04) per share and $0.45 per share, respectively, primarily due to an increase in investment values offset by a net decline in market value of our Credit Facility over the past nine months.

For the three and nine months ended June 30, 2008, there was a net increase in net assets resulting from operations of $15.2 million and a net decrease of $29.7 million, or $0.72 per share and $(1.41) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into the Credit Agreement among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and Bear Stearns Corporate Lending Inc. acted as joint lead arranger and syndication agent. As of June 30, 2009, PennantPark Investment had outstanding borrowings of $187.3 million under the Credit Agreement, with an average interest rate of 1.31%.

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

On June 30, 2009, PennantPark Investment had $187.3 million borrowings under our senior secured revolving credit facility, and $112.7 million remained available subject to maintenance of at least a 200% ratio of our total assets less liabilities other than indebtedness to our indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt. In the future, PennantPark Investment may raise additional equity or debt capital through a registered offering off a shelf registration or may securitize a portion of its investments among other considerations. Equity capital may be difficult to raise because, subject to some limited exceptions, we are not generally able to issue and sell our common stock at a price below net asset value per share, unless we obtain shareholder approval. In addition, debt capital, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions.

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

Subsequent to June 30, 2009 and through the date of this report, economic conditions in the United States have continued to be weak. As a result our net asset value may decline. The Credit Agreement requires the Company to maintain a minimum amount of shareholder’s equity and requires that the Company’s outstanding borrowings under the Credit Agreement not to exceed a blended percentage of the values of its portfolio companies. The Company’s continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control. Material net asset devaluation could have a material adverse effect on the Company’s operations and could require the Company to reduce its borrowings under the Credit Agreement in order to comply with certain of the Credit Agreement’s covenants, including the ratio of total assets to total indebtedness.

On June 30, 2009, we had $0.5 million in cash equivalents. During the nine months ended June 30, 2009, we generated operating cash flows primarily from interest earned on debt investments, and our primary use of funds for operations during the same period consisted of investments in portfolio companies, payments of fees and other operating expenses we incurred. Our operating activities resulted in a net cash outflow of $23.9 million and $9.8 million, respectively, for the three and nine months ended June 30, 2009. Our financing activities resulted in a net cash outflow of cash of $5.5 million and $29.9 million for the same periods, primarily from repayments under the Credit Facility.

On June 30, 2008, we had $41.0 million in cash equivalents. During the nine months ended June 30, 2008, we generated operating cash flows primarily from interest earned on debt investments, and our primary use of funds for operations during the same period consisted of investments in portfolio companies, payments of fees and other operating expenses we incurred. Our operating activities resulted in a net cash outflow of $45.2 million and $397.1 million, respectively, for the three and nine months ended June 30, 2008, and our financing activities resulted in a net cash inflow of $5.0 million and $180.2 million for the same periods, primarily from borrowings under the Credit Facility

Contractual Obligations

At June 30, 2009, a summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the Credit Facility is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$187.3	—	$187.3	—	—

(1)	On June 30, 2009, $112.7 million remained unused under our senior secured revolving credit facility, subject to maintenance of at least a 200% ratio of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt.

We have entered into certain contracts under which we have material future commitments. We entered into an Investment Management Agreement with the Investment Adviser, which commenced on April 17, 2007, in accordance with the 1940 Act, effective as of the completion of our initial public offering, pursuant to which the Investment Adviser provides us with investment advisory and management services. Payments under the Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance; see note 3 to our financial statements for more information.

Pursuant to an Administration Agreement, which commenced on April 17, 2007, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under the Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

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

Distributions declared to stockholders for the three and nine months ended June 30, 2009, totaled $5.1 million and $15.2 million, respectively, or $0.24 and $0.72 per share, respectively.

Distributions declared to stockholders for the three and nine months ended June 30, 2008, totaled $4.6 million and $13.9 million, respectively, or $0.22 and $0.66 per share, respectively.

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

Recent Developments

On July 21, 2009, PennantPark Investment Corporation filed a Proxy statement announcing a shareholder meeting on August 25, 2009 at 9:30 a.m. requesting shareholders to approve of the following two proposals:

1.	to consider and vote upon a proposal to authorize flexibility for us, with the approval of our Board of Directors, to sell shares of our Common Stock (during the next 12 months) at a price below our then current net asset value per share, subject to certain limitations described in the proxy statement; and

2.	to consider and vote upon a proposal to authorize us to sell or otherwise issue pursuant to such authority from time to time long-term warrants or securities to subscribe for or convertible into shares of our Common Stock, subject to certain limitations described in this proxy statement (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). In addition, unlike Proposal 1 above, the authority gained under this proposal does not expire after 12 months.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by this report, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR and typically have durations of one to six months after which they reset to current market interest rates.

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

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. On June 30, 2009 our floating-rate assets and liabilities were closely matched. In periods of declining interest rates, our cost of funds would decrease, but our net investment income may also decrease. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Current economic and market conditions have materially and adversely impacted debt and equity capital markets in the United States.

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and other credit instruments and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market and the failure of major financial institutions, have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and for financial firms in particular. We believe that debt financing will be available to us, if at all, at a higher cost, and on terms and conditions that may be less favorable, which could negatively affect our financial performance and results. In addition, the prolonged continuation or further deterioration of current economic and market conditions could adversely impact our business.

We are currently in a period of capital markets disruption, instability and illiquidity.

In 2007 and continuing up to this reporting period in 2009, the U.S. capital markets entered into a period of disruption as evidenced by increasing interest rate spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. The United States and other countries are also in a recession, and such adverse macro-economic conditions may continue for a prolonged period of time or worsen in the future. Barring any additional capital raising on our part, a prolonged period of market illiquidity will require us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. This period may increase the probability that these risks negatively impact us.

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

Stockholders may incur dilution if we sell or otherwise issue shares of our common stock at prices below the then current net asset value per share of our common stock.

We have recently asked our stockholders to approve a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings. This proposal would allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings would be subject to the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

Because the number of shares of common stock that could be issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Please refer to our most recently filed Proxy for further details.

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

There is a risk that you may receive our stock as dividends

On January 7, 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a regulated investment company to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a regulated investment company may treat a distribution of its own stock as a dividend if (i) the stock is publicly traded on an established securities market, (ii) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (iii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the regulated investment company subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

If we distribute our common stock as a dividend of our taxable income, a shareholder could receive up to 90% of the amount of the dividend declared in shares of our common stock with the remaining amount in cash. The total dividend declared would be taxable income to a shareholder although he or she may only receive 10% of the dividend in cash to pay any taxes due on the dividend. See the risk factor above, “There is a risk that our common stockholders may not receive dividends or distributions,” regarding the risk that shareholders may receive no dividends.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 5, 2009	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: August 5, 2009	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)