Form 10-K
period 2009-09-30
PENNANTPARK INVESTMENT CORP
filed 2009-11-18
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2009 based on the closing price on that date of $8.11 on the NASDAQ Global Select Market was approximately $200.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 25,808,772 shares of the Registrant’s common stock outstanding as of November 18, 2009.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation; “PennantPark Investment Advisers” or the “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or the “Administrator” refers to PennantPark Investment Administration, LLC. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements involve risks and uncertainties and our actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report, or the Report.

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

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinate debt, second lien secured debt, certain senior secured investments, and to a lesser extent, equity investments.

PennantPark Investment seeks to create a diversified portfolio that includes mezzanine debt, senior secured loans and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. In this Report, we use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

We are currently operating in a constrained credit market. Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, high-risk debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. However, these market conditions may also adversely affect our portfolio valuations and increase the risk of default among our portfolio companies, which could negatively impact our performance. We have used, and will continue to use, the proceeds of our public offerings of securities and of our credit facility in accordance with our investment objectives. We did not experience compromised liquidity during the recent turmoil in the global credit markets because of our ability to sell loans from our senior secured portfolio, our availability under our credit facility, and our ability to access the capital markets to issue common stock.

For the fiscal year ended September 30, 2009, we purchased $112.7 million of investments issued by eleven new and eight existing portfolio companies with an overall weighted average yield of 14.5% on debt investments. This compares to purchasing $206.8 million of investments, issued by fourteen new and two existing portfolio companies with an overall average yield of 13.8% on debt investments during the fiscal year ended September 30, 2008 and purchases of $414.0 million of investments, issued by eight new and five existing portfolio companies with an overall average yield of 13.0% on debt investments during the period April 24, 2007 (the date of our initial public offering) to September 30, 2007.

For the fiscal year ended September 30, 2009, sales and repayments generated proceeds of $28.0 million. This compares to sales and repayments that generated proceeds for the fiscal year ended September 30, 2008 of $70.1 million, and for the period from January 11, 2007 (inception) through September 30, 2007 sales and repayments generated proceeds of $99.6 million.

        As of September 30, 2009, our portfolio totaled $469.8 million and consisted of $157.1 million of subordinated debt, $134.4 million of second lien secured debt, $150.6 million of senior secured loans and $27.7 million of preferred and common equity investments. Our core assets totaled $427.1 million and consisted of investments in thirty different companies with an average investment size of $14.2 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $42.7 million and consisted of thirteen different companies (including one company also in our core portfolio) with an average investment size of $3.3 million, and a weighted average yield of 3.1%. Our portfolio consisted of 53% fixed-rate and 47% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $27.5 million. Our overall portfolio consisted of forty-two companies with an average investment size of $11.2 million, a weighted average yield on debt investments of 11.4%, and was invested 33% in subordinated debt, 29% in second lien secured debt, 32% in senior secured loans and 6% in preferred and common equity investments.

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $166.2 million of subordinated debt, $104.2 million of second lien secured debt, $78.8 million of senior secured loans and $22.9 million of preferred and common equity investments. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio) with an average investment size of $3.5 million, and a weighted average yield of 5.2%. Our portfolio consisted of 45% fixed-rate and 55% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $72.0 million. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million, a weighted average yield on debt investments of 11.1%, and was invested 45% in subordinated debt, 28% in second lien secured debt, 21% in senior secured loans and 6% in preferred and common equity investments.

Information Available

Our address is 590 Madison Avenue, 15th Floor, New York, NY 10022. Our phone number is (212) 905-1000 and our internet address is www.pennantpark.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Operating Structure

Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Business – Investment Management Agreement.”

We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. See “Business – Administration Agreement.”

If any of our contractual obligations discussed above is terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new Investment Management Agreement would also be subject to approval by our stockholders. Our activities are supervised by our board of directors, a majority of whom are independent of us and our Investment Adviser.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of Arthur H. Penn, the founder of PennantPark Investment Corporation and PennantPark Investment Advisers, as well as the other investment professionals of the Investment Adviser. Mr. Penn has over 20 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. He has been involved in originating, structuring, negotiating, consummating, managing and monitoring investments in each of these businesses. Mr. Penn was a Co-founder and former Managing Partner of Apollo Investment Management, which is the investment adviser of Apollo Investment Corporation, a publicly traded business development company. Mr. Penn served as the Chief Operating Officer and a member of the investment committee of Apollo Investment from its inception in April 2004 through February 2006 and was its President and Chief Operating Officer from February 2006 through November 30, 2006.

During his more than 20-year career in the financial services industry, Mr. Penn has developed a network of financial sponsor relationships as well as relationships with management teams, investment bankers, attorneys and accountants, which provide us with access to substantial investment opportunities.

Our Investment Adviser has three experienced investment professionals, in addition to Mr. Penn. These professionals, Geoffrey Chang, Salvatore Giannetti III and Whit Williams, have a combined 48 years of experience in the mezzanine, private equity and leveraged finance businesses. Our Administrator has experienced professionals including, Aviv Efrat, who serves as our Chief Financial Officer and Treasurer. Mr. Efrat has extensive experience in finance and administration of registered investment companies.

In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. See “Risk Factors—Risks Related to our Business and Structure.”

Market Opportunity

We believe that the size of the middle-market companies, coupled with the demands of these companies for flexible sources of capital, creates an attractive investment environment for PennantPark Investment.

•

We believe middle-market companies have faced increasing difficulty in raising debt through the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult as institutional investors have sought to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield debt securities.

•

We believe that the current credit market dislocation improves the risk/reward of our investments. The downturn in the credit market has resulted in less competition, more conservative capital structures, higher yields and stronger covenants.

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining capital with mezzanine loans and/or senior secured loans provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors. We expect such activity to be funded by the substantial amounts of private equity capital that have been raised in recent years.

•

We believe that opportunities to invest mezzanine and other debt capital will remain strong. We expect that the volume of domestic “public-to-private” transactions as well as the number of companies selecting a “sale” alternative versus raising capital in the public equity markets as a means of increasing liquidity will remain large. Additionally, the cost and effort associated with being a public company in the United States have become more onerous, causing many management teams to consider alternative liquidity strategies.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers in middle-market companies:

Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet our value-oriented investment criteria employed by the Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe our approach has and will continue to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Business – Investment Selection Criteria.”

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

We believe that the in-depth coverage and experience of our Investment Adviser, will enable us to invest throughout various stages of the economic cycle and to provide us with ongoing market insights in addition to a significant investment sourcing engine.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007. We believe this has resulted in a less competitive environment for making new investments.

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

We use the industry information available to our Investment Adviser to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We benefit from the relationships of our Investment Adviser, which enables us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. For additional information concerning the competitive risks we face, please see “Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Leverage

We maintain a five-year, multi-currency $300.0 million senior secured credit facility, which matures in 2012, with a group of lenders, under which we had $225.1 million (including a $7.0 million temporary draw) and $202.0 million (including a $40.0 million temporary draw) of indebtedness outstanding at September 30, 2009 and 2008, respectively. Pricing of borrowings under our credit facility is set at 100 basis points over LIBOR. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

Investment Policy Overview

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

Over time, we expect that our portfolio will continue to consist primarily of mezzanine debt, senior secured loans and, to a lesser extent, equity investments in qualifying assets such as private or thinly traded or small market-cap, public middle-market U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets.” These investments may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. We expect that these companies will generally issue debt securities that are not investment grade. Moreover, we may acquire investments in the secondary market.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include sales of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. See “Investment Policy Overview —Investment selection criteria.”

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

Mezzanine Debt

Structurally, mezzanine debt (which we define to include second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured loans. Our second lien secured debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. However, mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally earns a higher return than senior secured loans. In many cases mezzanine investors receive opportunities to invest directly in the equity investments of borrowers and from time to time may also receive warrants to purchase equity investments. We evaluate these investment opportunities on a case-by-case basis.

Senior Secured Debt

Structurally, senior secured debt (which we define to include first lien debt) ranks senior in priority of payment to mezzanine debt and equity, and usually benefits from a senior collateral interest in the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Our Portfolio

Our principal investment focus is to provide mezzanine debt and senior secured loans to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. We may invest in other industries if we are presented with attractive opportunities. The following is a sample list of the industries in which we have invested:

•	Aerospace and Defense

•	Business Services

•	Chemicals, Plastics and Rubber

•	Consumer Products

•	Education

•	Energy/Utilities

•	Environmental Services

•	Healthcare, Education and Childcare

•	Hotels, Motels, Inns and Gaming

•	Insurance

•	Logistics

•	Oil and Gas

•	Transportation

Listed below are our top ten portfolio companies and industries represented as a percentage of portfolio assets (excluding cash equivalents) as of:

Portfolio Company	September 30, 2009	Portfolio Company	September 30, 2008
CT Technologies	6%	i2 Holdings, LTD.	7%
i2 Holdings, LTD.	6%	UP Acquisition Sub Inc.	7%
UP Acquisition Sub Inc.	6%	Brand Energy and Infrastructure Services, Inc.	6%
Affinion Group Holding, Inc.	5%	CT Technologies	6%
Brand Energy and Infrastructure Services, Inc.	5%	Trizetto Group, Inc.	6%
Saint Acquisition Corp.	5%	Affinion Group Holding, Inc.	5%
Specialized Technology Resources, Inc.	5%	IDQ Holdings, Inc.	5%
Trizetto Group, Inc.	5%	Performance Holdings, Inc.	5%
IDQ Holdings, Inc.	4%	Specialized Technology Resources, Inc.	5%
Lyondell Chemical Co.	4%	TransFirst Holdings, Inc.	4%

Industry	September 30, 2009	Industry	September 30, 2008
Chemicals, Plastics and Rubber	9%	Aerospace and Defense	10%
Aerospace and Defense	8%	Other Media	10%
Business Services	7%	Business Services	8%
Healthcare, Education and Childcare	7%	Oil and Gas	7%
Hotels, Motels, Inns and Gaming	7%	Consumer Products	6%
Oil and Gas	6%	Energy / Utilities	6%
Consumer Products	5%	Healthcare, Education and Childcare	6%
Energy/Utilities	5%	Insurance	6%
Insurance	5%	Auto Sector	5%
Transportation	5%	Chemicals, Plastics and Rubber	5%

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with affiliates of PennantPark Investment, subject to compliance with applicable regulations and our allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

On September 30, 2009, our portfolio consisted of forty-two companies and was invested 33% in subordinated debt, 29% in second lien secured debt, 32% in senior secured loans, and 6% in preferred and common equity investments.

Investment Selection Criteria

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of Messrs. Penn, Chang, Giannetti and Williams, subject to approval by Mr. Penn. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices, if available, obtained from at least two broker/dealers or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs in connection with one of our portfolio companies, our board of directors uses the pricing indicated by the external event to corroborate and/or assist us in our valuation of our investment in such portfolio company. Because there are not always readily available markets for most of the investments in our portfolio, we value certain of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Managerial assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Administrator may provide such managerial assistance on our behalf to portfolio companies that request this assistance. We have not received any fees for such services since inception, but may receive compensation in the future.

Staffing

We do not currently have any employees. Mr. Penn, our Chief Executive Officer, is the Managing Member of our Investment Adviser. Our Investment Adviser currently has four senior investment professionals, Messrs. Chang, Giannetti, Penn and Williams. In addition, Mr. Efrat, our Chief Financial Officer and Treasurer, is a Managing Director of our Administrator, and Mr. Guy F. Talarico is our Chief Compliance Officer. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

Investment Management Agreement

PennantPark Investment has entered into the Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility (“adjusted gross assets”), if any). Although the base management fee is 2.00% of our adjusted gross assets, the Investment Adviser waived a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007. The base management fee was 1.75% from October 1, 2007 through March 31, 2008. Our base management fee has been 2.00% since March 31, 2008. For services rendered under our Investment Management Agreement the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately prorated. For the fiscal years ended September 30, 2009, and 2008 and for the period from January 11, 2007 (inception) through September 30, 2007, the Investment Adviser earned base management fees, after fee waivers, if any, of $7.7 million, $6.7 million and $1.9 million, respectively.

The incentive fee has two parts, as follows:

        One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a Hurdle of 1.75% per quarter (7.00% annualized). We have agreed to pay PennantPark Investment Advisers an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income as if a Hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter, and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser (once the Hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Investment Income thereafter is allocated to our Investment Adviser). These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of calculation of quarterly incentive fee based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), commencing on December 31, 2007 and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2009, and 2008 and the period from January 11, 2007 (inception) through September 30, 2007, the Investment Adviser earned $5.7 million, $3.8 million and $0.0 million, respectively, in incentive fees.

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

Catch-up = 2.1875% – 1.75%

= 0.4375%

= (100% x 0.4375%) + (20% x (2.30% – 2.1875%))

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

Year 1 incentive fee	= 20% x (0)
= 0
= no incentive fee
Year 2 incentive fee	= 20% x (6% – 1%)
= 20% x 5%
= 1%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.
(1)	Represents 7.0% annualized Hurdle.
(2)	Represents 2.0% annualized base management fee. Although the management fee is 2.00% of our average adjusted gross total assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007, 1.75% from October 1, 2007 through March 31, 2008, and 2.00% thereafter.
(3)	Excludes organizational and offering expenses.

Duration and Termination

The Investment Management Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2009. Unless terminated earlier as described below, our Investment Management Agreement will continue in effect for a period of one year through February 2010. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors-Risks relating to our business and structure—We are dependent upon PennantPark Investment Advisers’ key personnel for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.”

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

Administration Agreement

        Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. For the fiscal year ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) to September 30, 2007, the Investment Adviser was reimbursed $1.7 million, $2.0 million and approximately $0.5 million, respectively, from PennantPark Investment, including expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination

The Administration Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2009. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2010. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement will automatically terminate in the event of its assignment. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, PennantPark Investment Administration and its officers, manager, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from PennantPark Investment for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Administration’s services under our Administration Agreement or otherwise as Administrator for PennantPark Investment.

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

REGULATION

General

We are a business development company under the 1940 Act, which has qualified and intends to continue to qualify to maintain an election to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of these policies are fundamental and may be changed without stockholder approval.

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

(c)	does not have any class of securities listed on a national securities exchange; has any class of securities listed on a national securities exchange subject to a market capitalization maximum of $250.0 million; or is controlled by us which has an affiliated person who is a director of such portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. operating company or from an affiliated person of the issuer, or in transactions incidental thereto, if such issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, if a business development company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined later in this report, in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks relating to our business and structure—Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.”

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Investment Adviser.

Introduction

As an Investment Adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Aviv Efrat, Chief Financial Officer and Treasurer, 590 Madison Avenue, 15th Floor, New York, New York 10022.

Joint Code of Ethics

We and PennantPark Investment Advisers have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our joint code of ethics is available, free of charge, on our website at www.pennantpark.com. You may read and copy the joint code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of our joint code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our privacy policy is available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of our privacy policy, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required by law to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to PennantPark Investment or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and PennantPark Investment Advisers have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws. We review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and we designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there-under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. For a short period ending April 30, 2007, we were not a RIC and were subject to corporate-level income tax. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our realized net short-term capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity.

In order to qualify as a RIC for federal income tax purposes, we must:

•	maintain an election to be treated as a business development company under the 1940 Act at all times during each taxable year;

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

Failure to Qualify as a RIC

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

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets have entered a period of severe disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which has had, and may continue to have, a negative impact on our business and operations.

Beginning in the summer of 2007 and continuing as of the date of this Report, the U.S. capital markets have experienced a period of disruption characterized by the freezing of credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. As a result of these events, general economic conditions have deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole and financial services firms in particular has been reduced significantly. These conditions could continue for a prolonged period of time or even materially worsen in the future. While these conditions persist, we may have difficulty accessing debt and equity capital in order to grow and may suffer material adverse effects on our business, financial condition, and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold respective investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200% of total indebtedness immediately after each time we incur indebtedness. Shrinking portfolio values negatively impact our ability to borrow additional funds under our credit facility because our net asset value is reduced for purposes of the 200% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets has had and may continue to have a negative effect on the valuations of our investments, and on the potential for liquidity events involving our investments. The debt capital that will be available to us, if at all, may be at a higher cost and on less favorable terms and conditions in the future. A prolonged inability to raise capital will require us to reduce the volume of loans we originate and/or fund and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Current market developments may adversely affect our business and results of operations by reducing availability under our credit facility.

In addition to the applicable asset coverage test that restricts our ability to borrow under our credit facility, this facility contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Our borrowings under our credit facility are collateralized by the assets in our investment portfolio. The agreements governing the credit facility require us to comply with certain financial and operational covenants. These covenants include:

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

We rely in part on our senior secured investments to provide us with adequate liquidity, but even these investments may face liquidity constraints under current market conditions.

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

In addition, current market conditions have affected consumer confidence levels which may result in adverse changes in payment patterns. Increased delinquencies and default rates would impact our results of operations. Deterioration in the quality of our credit portfolio could have a material adverse effect on our capital, financial condition and results of operations.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. The fair value of our portfolio companies on the whole has decreased substantially over the past three fiscal years. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us. If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations.

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

We make long-term loans and invest in equity securities, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on its secured assets. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a materially negative effect on our financial results.

We have a limited operating history.

We were incorporated in January 2007. We are subject to all of the business risks and uncertainties associated with any relatively new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially. We have used, and will continue to use, the proceeds of public offerings of securities and of borrowings under our credit facility in accordance with our investment objectives.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the investment professionals of our Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by PennantPark Investment Advisers. Managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order to grow, we and our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide managerial assistance to portfolio companies and other investment vehicles which may be managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Most of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

PennantPark Investment may not replicate the historical performance of other investment companies with which Mr. Penn and our other investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies, with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. Mr. Penn, our Chief Executive Officer and the Managing Member of our Investment Adviser, has had more than two years of experience managing the investments of PennantPark Investment and approximately three years of experience managing another business development company. However, current market conditions and the depressed economic cycle present significant challenges to us that have not been present in recent years, if ever. In addition, the investment philosophy and techniques used by our Investment Adviser may differ from those used by other investment companies. Accordingly, we can offer no assurance that PennantPark Investment will replicate the historical performance of other investment companies with which Mr. Penn and our other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Loss of RIC tax treatment would substantially reduce net assets and income available for debt service and dividends.

We have operated so as to qualify as a RIC under Subchapter M of the Code. If we meet source-of-income, quarterly asset diversification, and Annual Distribution Requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

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

The part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our board of directors. We have obtained such approval from our shareholders in August 2009, which will remain in effect for twelve months. Also, subject to the requirements of the 1940 Act,we may issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities on Form S-3. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the net asset value attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not at least 200%, and any amounts that we use to service our indebtedness are not available for distribution to our common stockholders.

Our current and future debt is governed by the terms of our credit facility and may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

We currently utilize a revolving five-year, $300.0 million credit facility to make investments in our portfolio companies. Our credit facility expires in June 2012. The life of our investments typically exceeds the duration of our indebtedness under our credit facility. This means that we will have to extend the maturity of our credit facility or refinance our indebtedness under our credit facility in order to continue to maintain control over our portfolio assets. In addition, under current market conditions, we believe it will be difficult to renew or refinance our credit facility on terms as favorable as those in our existing credit facility. In particular, market interest rates have escalated significantly for borrowers such as us since we entered into our credit facility in June 2007. If we fail to refinance the indebtedness outstanding under our credit facility at the time it becomes due and payable, the administrative agent of the credit facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the credit facility, subject to certain restrictions. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially damage our results of operations.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our credit facility and expect in the future to borrow additional amounts under our credit facility and, subject to market availability, to increase the size of our credit facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets in connection with our credit facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2009 we had outstanding borrowings of $225.1 million under our credit facility (including a temporary draw of $7.0 million) with a weighted average annual interest rate at the time of 1.31% exclusive of the fee on undrawn commitment of 0.20%. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2009, at the then current rate, we would have to receive an annual yield of at least 0.6%. This example is for illustrative purposes only, and actual interest rates on our credit facility borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee payable to our Investment Adviser, will be borne by our common stockholders.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200% of total indebtedness. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2009 of 34% of total assets (including such borrowed funds), at a weighted average rate at the time of 1.31%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	-10.0%	-5.0%	0	5.0%	10.0%
Corresponding return to common stockholders(2)	-18.0%	-9.5%	-1.0%	7.5%	16.1%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In the period from June 25, 2007, when we executed our credit facility, through September 30, 2009, the applicable LIBOR rate has decreased from 5.3% to 0.3%. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of dividends on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any dividends or other payments to our common stockholders.

Also, preferred stockholders are not, typically, subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Also, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

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

If we issue preferred stock and/or debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock and/or debt securities or of a downgrade in the ratings of the preferred stock and/or debt securities or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock and/or debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock and/or debt securities. Holders of preferred stock and/or debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

The trading market or market value of any publicly issued debt securities may be volatile.

If we publicly issue debt securities, they may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Our credit ratings may not reflect all risks of an investment in debt securities.

Our credit ratings are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

Terms relating to redemption may materially adversely affect the return on any debt securities.

If we issue debt securities that are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

If we issue subscription rights or warrants for our common stock, your interest in us may be diluted as a result of such rights or warrants offering.

Stockholders who do not fully exercise rights or warrants issued to them in an offering of subscription rights or warrants to purchase our common stock should expect that they will, at the completion of the offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights or warrants. We cannot state precisely the amount of any such dilution in share ownership because we do not know what proportion of the common stock would be purchased as a result of any such offering.

In addition, if the subscription price or warrant price is less than our net asset value per share of common stock at the time of such offering, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the subscription price, warrant price or net asset value per share will be on the expiration date of such rights offering or what proportion of our common stock will be purchased as a result of any such offering.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our credit facility future decreases of fair value of our debt will have a corresponding increase to our net asset value. Further increases of fair value of our debt will have the opposite effect. This will tend to mitigate volatility in our earnings. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of our Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Investment that may be formed in the future. The Investment Adviser and Administrator has not yet undertaken any such services, but may do so at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

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

All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and credit facility borrowings will be classified as Level 3 under ASC 820 (formerly known as SFAS No. 157). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and credit facility borrowings will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer materially reduces the reliability of such information.

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

At September 30, 2009, most of our portfolio assets were recorded at fair value as determined in good faith by our board of directors. As we invest a greater percentage of our total assets in core assets, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Additionally, valuations of private securities and private companies are inherently uncertain. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We rely in part on our senior secured securities to provide us with adequate liquidity, but even these securities face liquidity constraints under current market conditions.

The market for senior secured debt securities and other over-the-counter traded securities has weakened as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities. This demand has slackened under current market conditions.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We intend to invest primarily in mezzanine debt, senior secured loans and selected equity investments issued by U.S. middle-market companies.

•

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

•

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

•

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on stake holdings in investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

We are in a prolonged recession. Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.

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

Although we may do so in the future, we do not currently have controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

We have obtained and may again obtain, the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. We have also issued, and in the future we may again issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.

On August 25, 2009, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a 12-month period. On September 29, 2009, we sold shares of our common stock below the then current net asset value per share of common stock. This proposal has allowed and will continue to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests.

Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains, some or all of which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% of indebtedness. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

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

There is a risk that our common stockholders may receive our stock as dividends.

        In January 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a regulated investment company to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a regulated investment company may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the regulated investment company subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our NAV. Our shares traded on NASDAQ Global Select Market at $8.11 and $7.41 as of September 30, 2009 and 2008, respectively. Our NAV was $11.85 and $10.00, as of September 30, 2009 and 2008, respectively. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	any loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Since our initial listing on the NASDAQ Global Select Market, our shares of common stock have traded at a wide range of prices. We can offer no assurance that our shares of common stock will not display similar volatility in future periods.

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

As of September 30, 2009, we do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser are suitable and adequate for our business as it is contemplated to be conducted.

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

On August 25, 2009, PennantPark Investment Corporation held a special meeting of stockholders in New York, NY for the purpose of considering and voting upon the approval to authorize us, with approval of our board of directors, to sell shares of our common stock at a price below our then current net asset value per share in one or more offerings, subject to certain conditions as set forth in the proxy statement filed on July 20, 2009, and approval to authorize us to sell or otherwise issue warrants or securities to subscribe for or convertible into shares of our common stock subject to certain limitations, also as set forth in the proxy statement filed July 20, 2009. The table below shows the votes casted as a percentage of shares outstanding and in terms of votes cast as follows:

Proposals:	With Affiliates		Without Affiliates
1) Sell shares of common stock below the then current net asset value

	Total Voted	% of Outstanding Shares	Total Voted	% of Outstanding Shares
For	14,415,069	68.42%	13,788,833	67.65%
Against	1,058,669	5.02%	1,058,669	5.19%
Abstain	62,211	0.30%	62,211	0.31%
Not voted	5,532,823	26.26%	5,472,823	26.85%

2) Sell or issue warrants or securities convertible into common stock

For	14,814,358	70.31%	14,188,122	69.61%
Against	661,144	3.14%	661,144	3.24%
Abstain	60,446	0.29%	60,446	0.30%
Not voted	5,532,824	26.26%	5,472,824	26.85%

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period		Closing Sales Price		High Sales Price to NAV (2)	Low Sales Price to NAV (2)	Dividends Declared
	NAV(1)	High	Low
Fiscal year ended September 30, 2009
Fourth quarter	$11.85	$9.06	$6.28	76%	53%	$0.24
Third quarter	11.72	7.65	3.85	65	33	0.24
Second quarter	12.00	4.05	2.64	34	22	0.24
First quarter	10.24	7.81	2.35	76	23	0.24
Fiscal year ended September 30, 2008
Fourth quarter	10.00	8.50	5.92	85	59	0.24
Third quarter	10.77	8.60	7.05	80	65	0.22
Second quarter	10.26	11.31	8.38	110	82	0.22
First quarter	12.07	14.49	9.08	120	75	0.22
Fiscal year ended September 30, 2007
Fourth quarter	12.83	14.76	12.61	115	98	0.22
Third quarter*	13.74	15.03	14.04	109	102	0.14

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	From April 24, 2007 (initial public offering) to June 30, 2007.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future.

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since our inception (See Note 7 to our financial statements):

Record Dates	Payment Dates	Dividends Declared
Fiscal year ended September 30, 2009
September 8, 2009	October 1, 2009	$0.24
June 24, 2009	July 1, 2009	$0.24
March 25, 2009	April 1, 2009	$0.24
December 23, 2008	January 2, 2009	$0.24

Total		$0.96
Fiscal year ended September 30, 2008
September 24, 2008	October 1, 2008	$0.24
June 23, 2008	June 30, 2008	$0.22
March 24, 2008	March 31, 2008	$0.22
December 24, 2007	December 31, 2007	$0.22

Total		$0.90
Fiscal year ended September 30, 2007
September 25, 2007	September 28, 2007	$0.22
June 22, 2007	June 29, 2007	$0.14

Total		$0.36	*

*	$0.00107 per share is a tax return of capital

In January 2010, a Form 1099-DIV will be sent to stockholders which, will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

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

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2009.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 24, 2007 (initial public offering) through September 30, 2009. The graph assumes that, on April 24, 2007, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The Statement of operations, Per share data and Balance sheet data as of and for the fiscal years ended September 30, 2009, 2008 and as of and for the period from January 11, 2007 (inception) through September 30, 2007 are derived from our financial statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and included elsewhere in this Report.

(Dollar amounts in thousands, except per share data)	Year ended September 30, 2009		Year ended September 30, 2008		For the period from January 11, 2007 (inception) through September 30, 2007
Statement of operations data:
Total investment income	$ 45,119		$ 39,811		$ 13,107
Net expenses before base management fee waiver	22,400		21,676		6,444
Net expenses after base management fee waiver(1)	22,400		21,255		5,803
Net investment income	22,719		18,556		7,304
Net realized and unrealized gain (loss)	13,083		(59,259)		(24,004)
Net increase/(decrease) in net assets resulting from operations	35,802		(40,703)		(16,699)
Per share data:
Net asset value (at period end)	11.85		10.00		12.83
Net investment income(2)	1.08		0.88		0.35
Net realized and unrealized gain (loss)(2)	0.62		(2.81)		(1.15)
Net increase/(decrease) in net assets resulting from operations(2)	1.70		(1.93)		(0.80)
Distributions declared(2),(6)	(0.96)		(0.90)		(0.36)
Balance sheet data (at period end):
Total assets	512,381		419,811		555,008
Total investment portfolio	469,760		372,148		291,017
Borrowings outstanding	175,475	(5)	202,000		10,000
Payable for investments and unfunded investments	25,821		—		273,339
Total net asset value	300,580		210,728		270,393
Other data:
Total return(3)	30.39%		(38.58)%		(8.29)%
Number of portfolio companies (at period end)	42	(4)	37	(4)	38	(4)
Yield on debt portfolio (at period end)	11.4	%(4)	11.1	%(4)	10.1	%(4)

(1)	The base management fee waiver was in effect from Inception through March 31, 2008.
(2)	Net investment income and net realized and change in unrealized losses per share data are calculated based on the weighted average shares outstanding for the respective periods.
(3)	Total return is based on the change in market price per share and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Unaudited.
(5)	At fair value.
(6)	Determined based on taxable income calculated in accordance with income tax regulations which may differ from amounted determined under accounting principles generally accepted in the United States of America.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including, reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Investment was organized under the Maryland General Corporation Law in January 2007. We are an externally managed, closed-end, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less.

Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers supervise our activities.

Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinate debt, second lien secured debt, certain senior secured investments, and to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

We expect that our investments in mezzanine debt, senior secured loans and other investments will range between $10 million and $50 million each. We expect this investment size to vary proportionately with the size of our capital base.

We are currently operating in a severely constrained credit market. Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and will continue to use, the proceeds of our public offerings of securities and of our credit facility in accordance with our investment objectives. The turmoil in the credit markets is adversely affecting each of these factors and has resulted in broad-based reduction in the demand for, and valuation of, high-risk debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. However, these market conditions are also adversely affecting our portfolio valuations and increase the risk of default among our portfolio companies, which could negatively impact our performance.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

        As of September 30, 2009, our portfolio totaled $469.8 million and consisted of $157.1 million of subordinated debt, $134.4 million of second lien secured debt, $150.6 million of senior secured loans and $27.7 million of preferred and common equity investments. Our core assets totaled $427.1 million and consisted of investments in thirty different companies with an average investment size of $14.2 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $42.7 million and consisted of thirteen different companies (including one company also in our core portfolio) with an average investment size of $3.3 million, and a weighted average yield of 3.1%. Our debt portfolio consisted of 53% fixed-rate and 47% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $27.5 million. Our overall portfolio consisted of forty-two companies with an average investment size of $11.2 million and a weighted average yield on debt investments of 11.4%, and was invested 33% in subordinated debt, 29% in second lien secured debt, 32% in senior secured loans and 6% in preferred and common equity investments.

As of September 30, 2008, our portfolio totaled $372.1 million and consisted of $166.2 million of subordinated debt, $104.2 million of second lien secured debt, $78.8 million of senior secured loans, and $22.9 million of preferred and common equity investments. Our core assets totaled $305.5 million and consisted of investments in nineteen different companies with an average investment size of $16.1 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $66.6 million and consisted of nineteen different companies (including one company also in our core portfolio) with an average investment size of $3.5 million, and a weighted average yield of 5.2%. Our debt portfolio consisted of 45% fixed-rate and 55% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $72.0 million. Our overall portfolio consisted of thirty-seven companies with an average investment size of $10.1 million and a weighted average yield on debt investments of 11.1%, and was invested 45% in subordinated debt, 28% in second lien secured debt, 21% in senior secured loans and 6% in preferred and common equity investments.

For the fiscal year ended September 30, 2009, we purchased $112.7 million of investments in eleven new and six existing portfolio companies with an overall weighted average yield of 14.5% on debt investments. This compares to purchasing $206.8 million in fourteen new and two existing portfolio companies with an overall average yield of 13.8% on debt investments and compares to purchasing $414.0 million in eight new and five existing portfolio companies with an overall average yield of 13.0% on debt investments for the fiscal year ended September 30, 2008 and for the period April 24, 2007 (initial public offering) to September 30, 2007, respectively.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from an independent pricing service or at the bid prices, if available, obtained from at least two broker/dealers or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, together with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available or are readily available but believed not to reflect the fair value of an investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

1.	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

2.	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

3.	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

4.	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

5.	The board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statements on Financial Accounts Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. With adoption of the Accounting Standards Codification in September of 2009, or ASC and as more fully described in Note 2 of the financial statements, references to authoritative accounting literature now refer to the ASC. Adoption of ASC 820 (formerly known as SFAS 157) requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted this statement on October 1, 2008. The adoption of ASC 820 did not affect our financial position or results of operations.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by PennantPark Investment at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on PennantPark Investment’s own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of our investments (other than cash and cash equivalents) and long-term credit facility are classified as Level 3.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. ASC 825-10 (formerly known as SFAS 159) applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted ASC 825-10 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our long-term credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon our adoption our net asset value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility have been recorded in the statement of operations. We have not elected to apply ASC825-10 to any other financial assets or liabilities. For the fiscal year ended September 30, 2009, $7.8 million was recorded as a change in unrealized appreciation on the credit facility in the statement of operations. See Note 5 to the financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). ASC 820-10-35-51A (formerly known as FSP No. 157-4) made amendments to ASC 820 to provide additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, the guidance in ASC 820-10-35-51A is effective for periods ending after June 15, 2009. We adopted ASC 820-10-35-51A on June 30, 2009 and it did not have a material impact on our financial statements. See Note 5 to the financial statements.

In August 2009, the FASB released Accounting Standards Update No. 2009-05 (ASU 2009-05) as an update to ASC 820, Measuring Liabilities at Fair Value. ASU 2009-05 provides additional clarity in circumstances where a quoted price in an active market for the identical liability is not available. ASU 2009-05 clarifies that a liability is required to measure fair value by using one or more of the following techniques: (a) The quoted price of the identical liability when traded as an asset; (b) Quoted prices for similar liabilities or similar liabilities when traded as an asset; or (c) Another valuation technique that is consistent with principles of ASC 820. This update clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate adjustment to an input relating to the existence of a restriction that prevents the transfer of the liability. The update also states that both a quoted price in an active market for a liability at the measurement date and the quoted price for the same liability when traded as an asset in an active market when no adjustments are made to the quoted price are Level 1 fair value measurements. We adopted ASU 2009-05 on September 30, 2009, and it did not have a material impact on our financial statements. See Note 5 to the financial statements.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income. We record prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK securities.

Federal Income Taxes

We operate so as to qualify to maintain our election to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code.

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

RESULTS OF OPERATIONS

The overall leveraged finance market has continued to experience pressure which has resulted in depreciation on some of our existing assets and improved risk/reward environment for new investments. We did not experience compromised liquidity during the turmoil in the global credit markets because of our ability to sell our senior secured loans and availability under our credit facility and our ability to access the capital markets to sell common stock.

Set forth below are our results of operations for the fiscal years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) to September 2007.

Investment Income

Investment income for the fiscal year ended September 30, 2009, was $45.1 million, and was primarily attributable to $24.1 million from subordinated debt investments, $12.2 million from second lien secured debt investments, and $6.0 million from senior secured loan investments for the same period. The remaining investment income was primarily attributed to interest income from net accretion of discount and amortization of premium. The increase in investment income from fiscal year 2008 to 2009 was due to the growth in our overall portfolio.

Investment income for the fiscal year ended September 30, 2008, was $39.8 million, and was primarily attributable to $16.2 from senior secured loan investments, $14.7 million from second lien secured debt investments, and $7.2 million from subordinated debt investments for the same period. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The increase in investment income from fiscal year 2007 to 2008 was due to the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Investment income for the period from January 11, 2007 (inception) through September 30, 2007 was $13.1 million and was primarily attributed to senior secured loan investments.

Expenses

Expenses for the fiscal year ended September 30, 2009, totaled $22.4 million. Base management fee for the same period totaled $7.7 million, performance-based incentive fee totaled $5.7 million, credit facility related expense totaled $4.6 million and general and administrative expenses totaled $4.4 million. The increases in expenses from fiscal year 2008 to 2009 were primarily due to the growth of our portfolio and offset by the reduced borrowing costs under our credit facility.

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

Net expenses for the period from January 11, 2007 (inception) through September 30, 2007 were $5.8 million. Of these totals, $1.8 million was attributable to credit facility related expenses, and $2.1 million to general and administrative expenses (including approximately $0.3 million non-recurring, primarily legal and corporate tax expenses). Net base management fee for both periods totaled $1.9 million. PennantPark Investment Advisers did not receive a management or incentive fee for its service performed on our behalf prior to completion of our initial public offering on April 24, 2007.

Net Investment Income

Net investment income totaled $22.7 million or $1.08 per share and $18.6 million or $0.88 per share, respectively, for the fiscal years ended September 30, 2009 and 2008, and $7.3 million or $0.35 per share for the period from January 11, 2007 (inception) through September 30, 2007.

Net Realized Loss

Sales and repayments of long-term investments for the fiscal years ended September 30, 2009 and 2008, totaled $28.0 million and $70.1 million, respectively, and net realized losses totaled $39.2 and $11.2 million, respectively. Sales and repayments of long-term investments for the period from January 11, 2007 (inception) through September 30, 2007 totaled $99.6 million and net realized losses totaled approximately $0.1 million.

Net Unrealized Appreciation (Depreciation) on Investments, Cash Equivalents and Credit Facility

Net unrealized appreciation (depreciation) on investments and cash equivalents totaled $44.5 million, $(48.1) million and $(23.9) million for the fiscal years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007, respectively. Net unrealized appreciation on the credit facility totaled $7.8 million for the fiscal year ended September 30, 2009.

Net Increase/Decrease in Net Assets Resulting From Operations

Net increase in net assets resulting from operations totaled $35.8 million, or $1.70 per share, for the fiscal year ended September 30, 2009, primarily due to the overall increases in market values for investments held in our portfolio and the decrease in the fair value of our credit facility, offset by realized losses. Net decrease in net assets resulting from operations totaled $40.7 million, or $1.93 per share, for the fiscal year ended September 30, 2008, primarily due to the overall decline in market values for investments held in our portfolio. Net decrease in net assets resulting from operations totaled $16.7 million, or $0.80 per share for the period from January 11, 2007 (inception) through September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial successor interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of September 30, 2009, PennantPark Investment had outstanding borrowings of $225.1 million (including a $7.0 million temporary draw) with a fair value of $175.5 million, with a weighted average interest rate at the time of 1.31% exclusive of the fee on undrawn commitment of 0.20%.

Under the credit facility, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets. Pricing of borrowings under our credit facility is set at 100 basis points over LIBOR.

The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the credit facility, (c) maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0, (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments (other than PennantPark Investment’s portfolio investments and certain other ordinary course investments), (i) limitations on payments and distributions (other than distributions to PennantPark Investment’s shareholders as contemplated to maintain RIC status), (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by PennantPark Investment’s investment objectives, and (l) limitations on the creation or existence of agreements that prohibit liens on properties of PennantPark Investment and its subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under our credit facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio.

PennantPark Investment has and may continue to raise additional equity or debt capital through a registered offering off a shelf registration or may securitize a portion of its investments among other considerations. In addition, debt capital, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions. Furthermore, our credit facility availability depends on (i) our asset coverage, which generally requires that the valuation of our total assets less liabilities other than indebtedness be at least equal to 200% of our indebtedness, (ii) our maintenance of a blended percentage of the values of our portfolio companies, and (iii) restrictions on certain payments and issuance of debt. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

        PennantPark Investment’s liquidity and capital resources are also generated and available from cash flows from operations, investment sales and repayments, and income earned. On August 25, 2009, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a 12-month period. On September 29, 2009, we sold shares of our common stock below the then current net asset value per share of common stock. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share.

Our operating activities used cash of $42.4 million for the fiscal year ended September 30, 2009, and our financing activities provided net cash proceeds of $35.4 million for the same period, primarily from both proceeds on a follow-on public offering and net borrowings on our credit facility.

Our operating activities used cash of $390.7 million for the fiscal year ended September 30, 2008, and our financing activities provided cash proceeds of $173.0 million for the same period, primarily from net borrowings under our credit facility.

Our operating activities used cash of $37.9 million for the period from January 11, 2007 (inception) through September 30, 2007 and our financing activities provided cash proceeds of $295.8 million for the same period, primarily from the issuance of our common stock.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300.0 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total		Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$225.1	(2)	—	$225.1	—	—

(1)	As of September 30, 2009, PennantPark Investment had $74.9 million of unused borrowing capacity under our credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt.
(2)	Including a $7.0 million temporary draw.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2009, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the financial statements.

Under our Administration Agreement, which was renewed in February 2009, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staff. See Note 3 to the financial statements.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we also must distribute at least 98% of our income (both ordinary income and net capital gains) in order to preclude the imposition of an entity level excise tax.

During the fiscal years ended September 30, 2009, 2008, and for the period from January 11, 2007 (inception) through September 30, 2007, we paid to stockholders distributions of $0.96, $0.90 and $0.36 per share, respectively, for total distributions of $20.2 million, $19.0 million and $7.6 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

In January 2009, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2009 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

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

Recent Developments

On September 16, 2009, our board of directors approved an issuance of shares of common stock at a price below our current net asset value per share and at a price per share that approximates the market value of our shares traded on the NASDAQ Global Select Market, less an underwriting discount, at the time of sale. Our board of directors unanimously believed that such issuance was in our best interest and in the best interests of our stockholders.

On September 29, 2009, PennantPark Investment closed its follow-on public offering and sold 4,300,000 shares of common stock at a price of $8.00 per share, resulting in proceeds, net of underwriting fees and expenses, of $32.5 million. On October 13, 2009, the underwriters of our public offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 440,000 shares of common stock at a price of $8.00 per share, resulting in proceeds, net of underwriting fees, of $3.3 million.

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

Assuming that the balance sheet as of September 30, 2009 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting	40

Report of Independent Registered Public Accounting Firm	41

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting	42

Statements of Assets and Liabilities as of September 30, 2009 and 2008	43

Statements of Operations for the years ended September 30, 2009, 2008 and Consolidated Statement of Operations for the period from January 11, 2007 (inception) through September 30, 2007	44

Statements of Changes in Net Assets for the years ended September 30, 2009, 2008 and Consolidated Statement of Changes in Net Assets for the period from January 11, 2007 (inception) through September 30, 2007	45

Statements of Cash Flows for the years ended September 30, 2009, 2008 and Consolidated Statement of Cash Flows for the period from January 11, 2007 (inception) through September 30, 2007	46

Schedules of Investments as of September 30, 2009 and 2008	47

Notes to the Financial Statements	53

Management’s Report on Internal Control over Financial Reporting

The management of PennantPark Investment Corporation, except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

PennantPark Investment’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of PennantPark Investment; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2009. This report appears on page 43.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation:

We have audited the accompanying statements of assets and liabilities of PennantPark Investment Corporation (the “Company”) as of September 30, 2009 and 2008, including the schedules of investments, and the related statements of operations, changes in net assets, and cash flows for the years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 18, 2009

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation:

We have audited PennantPark Investment Corporation’s (the “Company”) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 40 of the Annual Report on Form 10-K, and Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PennantPark Investment Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of PennantPark Investment Corporation as of September 30, 2009 and 2008, including the schedules of investments, and the related statements of operations, changes in net assets, and cash flows for the years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007, and our report dated November 18, 2009 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 18, 2009

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2009	September 30, 2008
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$479,909,805 and $427,481,745, respectively)	$453,644,335	$354,261,950
Non-controlled, affiliated investments, at fair value (cost—$17,378,081 and $16,692,261, respectively)	16,115,738	17,885,870

Total of Investments, at fair value (cost—$497,287,886 and $444,174,006, respectively)	469,760,073	372,147,820
Cash equivalents (See Note 8)	33,247,666	40,249,201
Interest receivable	5,539,056	6,046,199
Receivables for investments sold	2,726,007	—
Prepaid expenses and other assets	1,108,567	1,367,479

Total assets	512,381,369	419,810,699

Liabilities
Distributions payable	5,056,505	5,056,505
Payable for investments purchased	19,489,525	—
Unfunded investments	6,331,385	—
Credit facility payable (fair value: $175,475,380 and $160,204,000, respectively, and cost: $225,100,000 and $202,000,000, respectively), (See Notes 5 and 11)	175,475,380	202,000,000
Interest payable on credit facility	72,788	725,317
Management fees payable (See Note 3)	2,220,110	85,896
Performance-based incentive fee payable (See Note 3)	1,508,164	123,033
Accrued other expenses	1,647,244	1,091,688

Total liabilities	211,801,101	209,082,439

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 25,368,772 and 21,068,772 shares issued and outstanding, respectively	25,369	21,069
Paid-in capital in excess of par	327,062,304	294,586,604
Undistributed (distributions in excess of) net investment income	1,890,235	(602,660)
Accumulated net realized loss on investments and cash equivalents	(50,494,447)	(11,250,567)
Net unrealized depreciation on investments and cash equivalents	(27,527,813)	(72,026,186)
Cumulative effect of adoption of fair value option on credit facility (See Note 5)	41,796,000	—
Net unrealized depreciation on credit facility	7,828,620	—

Total net assets	$300,580,268	$210,728,260

Total liabilities and net assets	$512,381,369	$419,810,699

Net asset value per share	$11.85	$10.00

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

	Year ended September 30, 2009	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Investment income:
From non-controlled, non-affiliated investments:
Interest	$43,555,240	$38,149,813	$12,013,028
Dividends	—	—	879,537
Other	212,304	255,944	4,995
From non-controlled, affiliated investments:
Interest	1,351,227	1,405,205	209,781

Total investment income	45,118,771	39,810,962	13,107,341

Expenses:
Base management fee (See Note 3)	7,715,615	7,136,580	2,565,085
Performance-based incentive fee (See Note 3)	5,683,388	3,791,900	—
Interest and other credit facility expenses	4,628,564	6,308,933	1,835,816
Administrative services expenses (See Note 3)	2,319,759	2,301,973	778,587
Other general and administrative expenses	2,052,530	2,136,303	1,158,750

Expenses before base management fee waiver	22,399,856	21,675,689	6,338,238

Base management fee waiver	—	(420,731)	(641,273)
Income tax expense	—	—	105,880

Net expenses	22,399,856	21,254,958	5,802,845

Net investment income	22,718,915	18,556,004	7,304,496

Realized and unrealized gain (loss) on investments, cash equivalents and credit facility:
Net realized loss on non-controlled, non-affiliated investments and cash equivalents	(39,243,879)	(11,154,735)	(81,769)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments and cash equivalents	46,954,325	(49,052,812)	(24,166,983)
Non-controlled, affiliated investments	(2,455,952)	948,604	245,005
Credit facility (See Note 5)	7,828,620	—	—

Net change in unrealized appreciation (depreciation)	52,326,993	(48,104,208)	(23,921,978)

Net realized and unrealized gain (loss) from investments, cash equivalents and credit facility	13,083,114	(59,258,943)	(24,003,747)

Net increase (decrease) in net assets resulting from operations	$35,802,029	$(40,702,939)	$(16,699,251)

Net increase (decrease) in net assets resulting from operations per common share (See Note 6)	$1.70	$(1.93)	$(0.80)
Net investment income per common share	$1.08	$0.88	$0.35

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	Year ended September 30, 2009	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Net increase (decrease) in net assets from operations:
Net investment income	$22,718,915	$18,556,004	$7,304,496
Net realized loss on investments and cash equivalents	(39,243,879)	(11,154,735)	(81,769)
Net change in unrealized (appreciation) depreciation on investments and cash equivalents	44,498,373	(48,104,208)	(23,921,978)
Net change in unrealized depreciation on credit facility	7,828,620	—	—

Net increase (decrease) in net assets resulting from operations	35,802,029	(40,702,939)	(16,699,251)

Dividends and distributions to stockholders:
Dividends from net investment income	(20,226,021)	(18,961,895)	(7,545,458)
Return of capital	—	—	(28,356)

Total dividends and distributions	(20,226,021)	(18,961,895)	(7,573,814)

Capital share transactions:
Issuance of shares of common stock	34,400,000	—	315,375,000
Offering costs related to public share offerings	(1,920,000)	—	(21,309,375)
Reinvestment of dividends	—	—	600,534

Net increase in net assets resulting from capital share transactions	32,480,000	—	294,666,159

Total increase (decrease) in net assets	48,056,008	(59,664,834)	270,393,094

Net Assets:
Beginning of period	210,728,260	270,393,094	—
Cumulative effect of adoption of fair value option (See Note 5)	41,796,000	—	—

Adjusted beginning of period balance	252,524,260	—	—
End of period	$300,580,268	$210,728,260	$270,393,094

Undistributed (distributions in excess of) net investment income, at period end	$1,890,235	$(602,660)	$(196,769)
Capital Share Activity:
Shares issued from subscriptions	4,300,000	—	21,025,000
Shares issued from reinvestment of dividend	—	—	43,772

Total increase in capital shares	4,300,000	—	21,068,772

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2009	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$35,802,029	$(40,702,939)	$(16,699,251)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used for operating activities:
Net change in net unrealized (appreciation) depreciation on investments and cash equivalents	(44,498,373)	48,104,208	23,921,978
Net change in unrealized (depreciation) on credit facility	(7,828,620)	—	—
Net realized loss on investments and cash equivalents	39,243,879	11,154,735	81,769
Net accretion of discount and amortization of premium	(2,890,687)	(1,285,365)	(15,875)
Purchase of investments	(112,693,490)	(206,790,979)	(413,972,173)
Payment-in-kind interest	(4,729,590)	(2,434,562)	(668,268)
Proceeds from disposition of investments	27,956,008	70,120,751	99,635,961
Decrease (increase) in interest receivable	507,143	(1,528,349)	(4,517,850)
Decrease (increase) in prepaid expenses and other assets	258,912	146,104	(252,287)
Increase in distributions payable to stockholders	—	5,056,505	—
(Decrease) increase in payables for cash equivalents purchased	—	(252,759,931)	252,759,931
Increase (decrease) in payables for investments purchased	19,489,525	(16,583,921)	16,583,921
Increase (decrease) in unfunded investments	6,331,385	(3,989,948)	3,989,948
(Decrease) increase in interest payable on credit facility	(652,529)	554,328	170,989
(Increase) in receivables for investments sold	(2,726,007)	—	—
Increase in management fee payable	2,134,214	(288,585)	374,481
Increase in performance-based incentive fee payable	1,385,131	123,033	—
Increase in accrued other expenses	555,556	356,376	735,312

Net cash used for operating activities	(42,355,514)	(390,748,539)	(37,871,414)
Cash flows from financing activities:
Proceeds from issuance of common stock	34,400,000	—	315,375,000
Offering costs	(1,920,000)	—	(21,309,375)
Capitalized borrowing costs	—	—	(1,261,296)
Dividends and distributions to stockholders	(20,226,021)	(18,961,895)	(6,973,280)
Borrowings under credit facility (See Note 11 )	169,600,000	461,040,000	271,913,786
Repayments under credit facility (See Note 11)	(146,500,000)	(269,040,000)	(261,913,786)

Net cash provided by financing activities	35,353,979	173,038,105	295,831,049

Net (decrease) increase in cash equivalents	(7,001,535)	(217,710,434)	257,959,635
Cash equivalents, beginning of period	40,249,201	257,959,635	—

Cash equivalents, end of period	$33,247,666	$40,249,201	$257,959,635

Supplemental disclosure of cash flow information and non-cash activity:
Interest paid	$5,014,055	$4,982,247	$1,598,055
Income taxes paid	—	—	150,000
Non-cash financing activities consist of the reinvestment of dividends totaling	—	—	600,534
Cumulative effect of adoption of fair value option on credit facility	41,796,000	—	—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—150.9% (1),(2)
Subordinated Debt/Corporate Notes — 50.6%
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	8.27	%(6)	L+750		$23,572,133	$22,930,475	$21,497,875
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,952,769	8,190,563
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,311,603	19,875,880	20,463,940
Digicel Limited (5)	04/01/2014	Telecommunications	12.00%		—		1,000,000	995,610	1,115,000
i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	%(6)	—		22,653,857	22,279,800	22,880,395
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—		20,000,000	19,632,400	20,060,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—		10,324,976	10,190,682	10,324,976
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	8,921,187	5,525,000
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,197,856	20,010,210	20,652,308
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—		21,000,000	20,472,809	21,420,000

Total Subordinated Debt/Corporate Notes								153,261,822	152,130,057

Second Lien Secured Debt — 42.1%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.36%		L+600		13,600,000	13,153,077	12,416,800
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.44%		L+700		12,000,000	11,735,965	11,364,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.78%		L+750		12,000,000	11,949,634	11,376,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,309,343	2,309,344	2,309,344
Questex Media Group, Inc.	11/04/2014	Other Media	6.91	%(7)	L+650		10,000,000	10,000,000	—
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,387,500
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.19%		L+775		10,000,000	9,941,121	7,100,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	16,890,972	14,250,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.00	%(6)	L+575		21,500,000	18,855,728	19,414,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.25	%(6)	L+700		22,500,000	22,488,166	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	7.04	%(6)	L+675		16,792,105	16,247,489	15,264,023

Total Second Lien Secured Debt								143,571,496	126,382,167

Preferred Equity/Partnership Interests(7) — 3.6%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—		797	797,288	949,648
i2 Holdings Ltd.	—	Aerospace and Defense	12.00%		—		4,137,240	4,137,240	4,793,729
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—		1,312	1,312,006	1,410,604
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%		—		91,608	2,499,067	3,094,252
VSS-AHC Holdings, LLC (Advanstar Inc.)	—	Other Media	—		—		319	318,896	—

Total Preferred Equity/Partnership Interests								9,750,317	10,934,053

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value(3)
Common Equity/Warrants/Partnership Interests (7) — 4.5%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—		3,000	$3,005,163	$—
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	215,547
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	6,696,281
i2 Holdings Ltd.	—	Aerospace and Defense	—		—		457,322	454,030	1,293,476
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—		—		106,299	1,779,455	2,391,463
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	6,467	1,337,451
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	1,656,350
VSS-AHC Holdings, Inc. (Advanstar Inc.) (Warrant)	11/06/2018	Other Media	—		—		85	—	—

Total Common Equity/Warrants/Partnership Interests								8,462,302	13,590,568

First Lien Secured Debt—50.1%
1-800 Contacts, Inc.	03/04/2015	Distribution	7.70%		P+295	(8)	13,929,825	11,941,660	13,720,877
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	2.57%		L+225		2,837,374	2,835,299	2,578,464
Ceva Group PLC(5)	10/01/2016	Logistics	11.63%		—		7,500,000	7,284,525	7,284,525
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	10,000,000	9,421,220	10,050,000
EnviroSolutions, Inc.	07/07/2012	Environmental Services	11.00	%(6)	P+775	(8)	14,175,260	13,391,908	12,715,207
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.49%		L+225		8,842,500	8,842,500	6,225,120
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	2.88%		L+250		5,000,000	5,000,000	4,562,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.53%		L+225		9,817,568	9,817,568	4,810,608
Levlad, L.L.C.	03/08/2014	Consumer Products	7.75%		L+475		4,434,548	4,434,548	1,064,292
Lyondell Chemical Co.	12/15/2009	Chemicals, Plastics and Rubber	13.00%		L+1,000	(8)	12,668,615	12,965,067	13,169,026
Lyondell Chemical Co. (9)	12/15/2009	Chemicals, Plastics and Rubber	—		—		6,331,385	6,458,897	6,581,474
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.55%		L+225		3,910,200	3,910,200	3,022,585
Mitchell International, Inc.	03/28/2014	Business Services	2.31%		L+200		1,910,204	1,910,204	1,687,346
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	2.26%		L+200		6,825,000	6,829,243	6,142,500
Penton Media, Inc.	02/01/2013	Other Media	2.73%		L+225		4,875,000	4,875,000	3,568,500
Philosophy, Inc.	03/16/2014	Consumer Products	2.25%		L+200		1,426,506	1,426,506	1,148,337
Questex Media Group, Inc.	05/04/2014	Other Media	5.25	%(7)	L+200		4,886,667	4,886,667	2,912,600
Rexair, L.L.C.	06/30/2010	Retail	4.50%		L+425		6,695,795	5,507,847	5,189,241
Rexnord , L.L.C.	07/19/2013	Manufacturing/Basic Industry	2.50%		L+200		2,887,881	2,887,881	2,768,756
Sitel, L.L.C.	01/30/2014	Business Services	5.95%		L+550		2,682,328	2,682,328	2,226,332
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	20,000,000	19,203,528	19,600,000
U.S. Xpress Enterprises, Inc.	10/12/2014	Cargo Transportation	4.26%		L+400		14,966,254	10,315,732	10,887,950
World Color Press Inc.	07/21/2012	Printing	9.00%		P+500	(8)	3,500,000	3,177,842	3,491,250
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		5,000,000	4,857,698	5,200,000

Total First Lien Secured Debt								164,863,868	150,607,490

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								479,909,805	453,644,335

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies—5.4% (1),(2)
Subordinated Debt/Corporate Notes—1.7%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion	14.25	%(6)	—	$5,077,822	$4,878,081	$4,988,960
		Pictures, Entertainment
Second Lien Secured Debt—2.7%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion	6.24%		L+575	8,750,000	8,750,000	8,019,375
		Pictures, Entertainment
Common Equity/Partnership Interest(7)—1.0%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion	—		—	37,500	3,750,000	3,107,403
		Pictures, Entertainment
Investments in Non-Controlled, Affiliated Portfolio Companies							17,378,081	16,115,738

Total Investments—156.3%							497,287,886	469,760,073

Cash Equivalents—11.1%						33,247,666	33,247,666	33,247,666

Total Investments and Cash Equivalents—167.4%							$530,535,552	$503,007,739

Liabilities in Excess of Other Assets—(67.4%)								(202,427,471)
Net Assets—100.0%								$300,580,268

(1)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par	Cost	Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies—168.1% (1), (2)
Subordinated Debt/Corporate Notes—76.8%
Advanstar, Inc.	11/30/2015	Other Media	10.76	%(6)	L+700	$16,268,634	$16,268,634	$12,567,520
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	9.37	%(6)	L+625	22,500,000	21,587,384	18,562,500
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—	8,000,000	7,831,761	8,000,000
CT Technologies Intermediate Holdings, Inc.	03/19/2014	Business Services	14.00	%(6)	—	20,000,000	19,502,246	20,000,000
i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	%(6)	—	22,041,438	21,649,325	22,041,438
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—	20,000,000	19,555,782	20,000,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—	10,067,361	9,922,722	10,067,361
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—	28,000,000	26,337,698	9,520,000
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—	20,000,000	19,811,785	20,000,000
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—	21,000,000	20,428,146	21,000,000

Total Subordinated Debt/Corporate Notes						187,877,433	182,895,483	161,758,819

Second Lien Secured Debt—45.5%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	9.81%		L+700	12,000,000	11,682,795	11,160,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	8.81%		L+600	13,600,000	13,068,290	12,342,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	11.26%		L+750	12,000,000	11,947,073	10,080,000
Questex Media Group, Inc.	11/04/2014	Other Media	9.31%		L+650	10,000,000	10,000,000	8,700,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	10.55%		L+775	10,000,000	9,951,058	3,100,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—	19,000,000	16,565,952	6,270,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	8.54	%(6)	L+575	12,500,000	11,838,114	10,500,000
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	10.70	%(6)	L+700	22,500,000	22,485,895	19,800,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	9.77	%(6)	L+600	16,500,000	15,866,044	13,942,500

Total Second Lien Secured Debt						128,100,000	123,405,221	95,894,500

						Shares
Preferred Equity—4.4%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00	%(6)	—	842	841,927	841,927
i2 Holdings Ltd.	—	Aerospace and Defense	12.00	%(6)	—	3,960,000	3,960,000	3,960,000
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	(7)	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50	%(6)	—	1,312	1,312,006	1,312,006
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00	%(6)	—	91,608	2,499,066	2,499,066

Total Preferred Equity						4,054,448	9,298,819	9,298,819

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Shares	Cost	Value(3)

Common Equity/Partnership Interest (7)—4.0%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—	3,000	$3,000,000	$998,883
CFHC Holdings, Inc., (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—	1,627	16,271	149,557
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—	5,556	3,200,000	3,200,000
i2 Holdings Ltd.	—	Aerospace and Defense	—		—	440,000	440,000	1,545,062
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—	2	2,173	2,173
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—	91,608	916	2,569,208

Total Common Equity/Partnership Interest						541,793	6,659,360	8,464,883

						Par
First Lien Secured Debt—37.4%
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	5.06%		L+225	$7,896,473	7,889,120	5,401,187
Cohr Holdings, Inc.	01/31/2013	Healthcare, Education and Childcare	5.35%		L+250	2,955,000	2,955,000	1,484,888
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.04	%(6)	L+825	14,014,177	12,965,204	12,192,334
EnviroSolutions, Inc.	08/07/2012	Environmental Services	12.25%		P+725	2,293	2,121	1,995
Gatehouse Media Operating, Inc.	08/28/2014	Media	4.81%		L+200	7,000,000	7,000,000	3,336,690
General Nutrition Centers, Inc.	09/16/2013	Retail Store	5.57%		L+225	3,410,095	3,411,892	2,821,854
Greatwide Logistics Services, Inc.	12/19/2013	Cargo Transport	—	(7)	—	6,912,500	6,912,500	5,149,813
Hanley-Wood, L.L.C.	03/08/2014	Other Media	4.83%		L+225	8,932,500	8,932,500	6,327,185
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	5.31%		L+250	5,000,000	5,000,000	4,275,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.35%		L+225	9,890,541	9,890,541	6,156,861
Levlad, L.L.C.	03/08/2014	Consumer Products	5.46%		L+225	4,564,563	4,564,563	2,639,837
Longview Power, L.L.C.	02/28/2014	Utilities	5.54%		L+225	3,000,000	3,000,000	2,630,001
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	5.96%		L+225	3,950,100	3,950,100	2,567,565
Mitchell International, Inc.	03/28/2014	Business Services	5.81%		L+200	3,940,000	3,940,000	3,723,300
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	4.62%		L+200	6,895,000	6,900,583	5,274,675
Penton Media, Inc.	02/01/2013	Other Media	5.07%		L+225	4,925,000	4,925,000	3,558,313
Philosophy, Inc.	03/16/2014	Consumer Products	5.71%		L+200	1,474,667	1,474,667	1,194,480
Questex Media Group, Inc.	05/04/2014	Other Media	5.81%		L+300	4,924,167	4,924,167	4,825,683
Reader’s Digest Association, Inc.	03/02/2014	Printing and Publishing	4.71%		L+200	985,000	985,000	699,350
Rexnord , L.L.C.	07/19/2013	Manufacturing/Basic Industry	5.76%		L+200	2,917,576	2,917,576	2,625,819
Sitel, L.L.C.	01/30/2014	Business Services	5.30%		L+250	2,592,017	2,592,017	1,892,172
Sitel, L.L.C.	01/30/2014	Business Services	6.50%		P+150	90,311	90,311	65,927

Total First Lien Secured Debt						106,271,980	105,222,862	78,844,929

Investments in Non-Controlled, Non-Affiliated Portfolio Companies							427,481,745	354,261,950

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2008

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par	Cost	Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies—8.5% (1),(2)
Subordinated Debt/Corporate Notes—2.1%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures, Entertainment	14.25	%(6)	—	$4,414,356	$4,192,261	$4,414,356

Second Lien Secured Debt—4.0%
Performance, Inc.	07/02/2013	Leisure, Amusement Motion Pictures, Entertainment	8.55%		L+575	8,750,000	8,750,000	8,347,500

						Shares
Common Equity/Partnership Interest(7)—2.4%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—		—	37,500	3,750,000	5,124,014

Investments in Non-Controlled, Affiliated Portfolio Companies							16,692,261	17,885,870

Total Investments—176.6%							$444,174,006	$372,147,820

						Par
Cash Equivalents—19.1%
Money Market—Mutual Funds			—		—	$40,249,201	40,249,201	40,249,201

Total Cash Equivalents						40,249,201	40,249,201	40,249,201

Total Investments and Cash Equivalents—195.7%							$484,423,207	$412,397,021

Liabilities in Excess of Other Assets—(95.7%)								$(201,668,761)

Net Assets—100.0%								$210,728,260

(1)	As used in this Schedule of Investments and in accordance with the Investment Company Act of 1940 (the “1940 Act”) “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own more than 5% of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon payable in cash and/or payment-in-kind (“PIK”).
(7)	Non-income producing.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation.

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in U.S. middle-market companies in the form of mezzanine debt, senior secured loans and equity investments. Before the completion of its initial public offering on April 24, 2007, PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at a price of $15.00 per share to PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”), resulting in net proceeds of $1.2 million, and the purchase of first lien secured debt.

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

On September 29, 2009 PennantPark Investment closed a secondary public offering and sold 4,300,000 shares of common stock at a price of $8.00 per share, resulting in proceeds of $32.5 million. On October 13, 2009, the underwriters of the secondary offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 440,000 shares of common stock at a price of $8.00 per share resulting in net proceeds of $3.3 million.

The consolidated financial statements, for the period from January 11, 2007 (inception) through September 30, 2007, include the accounts of PennantPark Investment and its wholly owned special purpose subsidiary, Pennant SPV Company, LLC (“Pennant SPV”) a Delaware corporation. On April 24, 2007, Pennant SPV transferred all of its assets to PennantPark Investment.

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

The significant accounting policies consistently followed by PennantPark Investment are:

(a) Investment Valuations

        Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Subordinated debt, first lien secured debt and other debt investments with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include, but are not limited to, comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5 to the financial statements.

With respect to investments for which market quotations are not readily available, or are readily available but are deemed by our board of directors not reflective of the fair value of the investment, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(i)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(ii)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(iii)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review management’s preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

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

(b) Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment and credit facility values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) and expects to be subject to tax as a regulated investment company, or “RIC”. As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740 (formerly known as FASB Statement No. 109), “Income Taxes.” Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material corporate-level taxes in the future. PennantPark Investment recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 (formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) nor did we have any unrecognized tax benefits as of September 30, 2007, 2008 or 2009. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2007 to 2009 federal tax years remain subject to examination by the Internal Revenue Service. See Note 7 to the financial statements.

(d) Dividends, Distributions, and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

(e) New Accounting Pronouncements and Accounting Standards Updates

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. With adoption of the Accounting Standards Codification in September 2009, or ASC, references to authoritative accounting literature refer to the relevant section of the ASC. Adoption of ASC 820 (formerly known as SFAS 157) requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted ASC 820 on October 1, 2008. The adoption of ASC 820 did not affect our financial position or results of operations. See Note 2 and Note 5 to the financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115. ASC 825 (formerly known as SFAS 159) permits an entity to choose to measure many financial instruments and certain other items at fair value. ASC 825 applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted ASC 825 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our long-term credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

Upon our adoption of ASC 825 our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. We have used a nationally recognized independent valuations firm to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility have been recorded in the statement of operations. We have not elected to apply the fair value option to any other financial assets or liabilities. See Note 5 to the financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). ASC 820-10-35-51A (formerly known as FSP No. 157-4) made amendments to ASC 820 to provide additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, the guidance in ASC 820-10-35-51A is effective for periods ending after June 15, 2009. We adopted ASC 820-10-35-51A on June 30, 2009 and it did not have a material impact on our financial statements.

In May 2009, FASB issued SFAS 165, or ASC 855, Subsequent Events, which establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of ASC 855 did not have a material impact on our financial statements.

In June 2009, FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB 162, SFAS 168 or ASC 105-10, Generally Accepted Accounting Principles. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of ASC 105-10, the Accounting Standards Codification, or ASC, will supersede all then-existing GAAP for non-governmental entities and reporting standards, subject to certain grandfathered literature. The purpose of ASC is not change accounting literature but rather to serve as a single source of authoritative accounting literature. The adoption of ASC 105-10 did not have a material impact on our financial statements.

In August 2009, the FASB released Accounting Standards Update No. 2009-05 (ASU 2009-05) as an update to ASC 820, Measuring Liabilities at Fair Value. ASU 2009-05 provides additional clarity in circumstances where a quoted price in an active market for the identical liability is not available. ASU 2009-05 clarifies that a liability is required to measure fair value by using one or more of the following techniques: (a) The quoted price of the identical liability when traded as an asset; (b) Quoted prices for similar liabilities or similar liabilities when traded as an asset; or (c) Another valuation technique that is consistent with principles of ASC 820. This update also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate adjustment to an input relating to the existence of a restriction that prevents the transfer of the liability. The update also states that both a quoted price in an active market for a liability at the measurement date and the quoted price for the same liability when traded as an asset in an active market when no adjustments are made to the quoted price are Level 1 fair value measurements. We adopted ASU 2009-05 on September 30, 2009 and it did not have a material impact on our financial statements. See Note 5 to the financial statements.

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with the Investment Adviser, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment in February 2009. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

        The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility “adjusted gross assets”, if any, see Note 11). Although the base management fee is 2.00% of adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee equals 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal years ended September 30, 2009 and 2008, the Investment Adviser received a net base management fee of $7.7 million and $6.7 million, respectively, from us. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser received a net base management fee of approximately $1.9 million from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment pays the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%,(2) 100% of PennantPark Investment’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of PennantPark Investment’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the fiscal years ended September 30, 2009 and 2008, the Investment Adviser received an incentive fee of $5.7 million and $3.8 million, respectively from us. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser did not receive an incentive fee from us.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”), which was reapproved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment in February 2009. Under this agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also provides on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to provide such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the fiscal years ended September 30, 2009 and 2008, the Investment Adviser was reimbursed $1.7 million and $2.0 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above. For the period from April 24, 2007 (initial public offering) through September 30, 2007, the Investment Adviser was reimbursed approximately $0.5 million from us for services described above.

4. INVESTMENTS

Purchases of long-term investments including PIK for the fiscal years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007 totaled $117.4 million, $209.2 million and $414.6 million, respectively. Sales and repayments of long-term investments for the fiscal years ended September 30, 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007 totaled $28.0 million, $70.1 million and $99.6 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2009		September 30, 2008
	Cost	Fair Value	Cost	Fair Value
First lien	$164,863,868	$150,607,490	$105,222,862	$78,844,929
Second lien	152,321,496	134,401,542	132,155,221	104,242,000
Subordinated debt / corporate notes	158,139,903	157,119,017	187,087,744	166,173,175
Preferred equity	9,750,317	10,934,053	9,298,819	9,298,819
Common equity	12,212,302	16,697,971	10,409,360	13,588,897
Cash equivalents	33,247,666	33,247,666	40,249,201	40,249,201

Total	$530,535,552	$503,007,739	$484,423,207	$412,397,021

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30, 2009 and September 30, 2008.

Industry Classification	September 30, 2009	September 30, 2008
Chemicals, Plastic and Rubber	9%	5%
Aerospace and Defense	8	10
Business Services	7	8
Healthcare, Education and Childcare	7	6
Hotels, Motels, Inns and Gaming	7	—
Oil and Gas	6	7
Consumer Products	5	6
Energy / Utilities	5	6
Insurance	5	6
Transportation	5	2
Auto Sector	4	5
Buildings and Real Estate	3	3
Cargo Transport	3	1
Distribution	3	—
Environmental Services	3	3
Financial Services	3	4
Home and Office Furnishings, Housewares, and Durable Consumer Products	3	4
Leisure, Amusement, Motion Picture, Entertainment	3	5
Other Media	3	10
Education	2	3
Logistics	2	—
Retail	1	2
Other	3	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, we adopted ASC 820 for cash and cash equivalents, investments and long-term credit facility. We realized no gain or loss as a result of the adoption of ASC 820. Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities, accessible by us at the measurement date.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets, or that are quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term, if applicable, of the financial instrument.

Level 3: Inputs that are unobservable for an asset or liability because they are based on our own assumptions about how market participants would price the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. All of our investments and long-term credit facility are classified as Level 3.

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

In addition to using the above inputs in cash and cash equivalents, investments and long-term credit facility valuations, PennantPark Investment employs the valuation policy approved by its board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, PennantPark Investment evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). ASC 820-10-35-51A (formerly known as FSP No. 157-4) made amendments to ASC 820 to provide additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, the guidance in ASC 820-10-35-51A is effective for periods ending after June 15, 2009. We adopted ASC 820-10-35-51A on June 30, 2009 and it did not have a material impact on our financial statements.

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

At September 30, 2009, our cash and cash equivalents, investments and our long-term credit facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$442,128,049	$—	$—	$442,128,049
Equity investments	27,632,024	—	—	27,632,024

Total Investments	469,760,073	—	—	469,760,073
Cash Equivalents	33,247,666	33,247,666	—	—

Total Investments, Cash Equivalents	503,007,739	33,247,666	—	469,760,073

Long-Term Credit Facility	$(168,475,380)	$—	$—	$(168,475,380)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2008	$349,260,104	$22,887,716	$372,147,820
Realized gains (losses)	(39,243,879)	—	(39,243,879)
Unrealized appreciation / (depreciation)	42,008,505	2,489,868	44,498,373
Purchases, PIK, and net discount accretion	118,059,327	2,254,440	120,313,767
Sales / repayments	(27,956,008)	—	(27,956,008)
Transfers in and /or out of Level 3	—	—	—

Ending Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073

Net change in unrealized appreciation / (depreciation) for the year reported within the net change in unrealized appreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date	$30,141,081	$2,489,868	$32,630,949

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

Long-Term Credit Facility
Beginning balance, September 30, 2008	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized appreciation included in earnings	(7,828,620)
Borrowings	108,200,000
Repayments	(52,100,000)
Transfers in and/or out of Level 3	—

Ending Balance, September 30, 2009	$168,475,380

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

The carrying value of our financial instruments approximates fair value. Effective October 1, 2008, we adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term credit facility. PennantPark Investment elected to use the fair value option for the credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the statement of operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For our fiscal year ended September 30, 2009, $7.8 million was recorded as the change in unrealized appreciation on the credit facility in the statement of operations. PennantPark Investment has used a nationally recognized independent valuation service to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

In August 2009, the FASB released Accounting Standards Update No. 2009-05 (ASU 2009-05) as an update to ASC 820, Measuring Liabilities at Fair Value. ASU 2009-05 provides additional clarity in circumstances where a quoted price in an active market for the identical liability is not available. ASU 2009-05 clarifies that a liability is required to measure fair value by using one or more of the following techniques: (a) The quoted price of the identical liability when traded as an asset; (b) Quoted prices for similar liabilities or similar liabilities when traded as an asset; or (c) Another valuation technique that is consistent with principles of ASC 820. This update also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate adjustment to an input relating to the existence of a restriction that prevents the transfer of the liability. The update also states that both a quoted price in an active market for a liability at the measurement date and the quoted price for the same liability when traded as an asset in an active market when no adjustments are made to the quoted price are Level 1 fair value measurements. We adopted ASU 2009-05 on September 30, 2009 and it did not have a material impact on our financial statements.

The following table presents information about the eligible instrument for which PennantPark Investment elected the fair value option under ASC 825 as of September 30, 2009 and for which a transition adjustment was recorded as of October 1, 2008:

			Cost on October 1, 2008 before adoption of ASC 825	Transition Adjustment to Retained Earnings	Carrying Value/ Fair Value on October 1, 2008 after adoption of ASC 825

	September 30, 2009
	Cost	Carrying/ Fair Value
Revolving Credit Facility
Long-term	$218,100,000	$168,475,380	$162,000,000	$41,796,000	$120,204,000
Temporary draw(1)	7,000,000	7,000,000	40,000,000	—	40,000,000

Total	$225,100,000	$175,475,380	$202,000,000	$41,796,000	$160,204,000

(1)	Temporary draw may include credit facility borrowings at the end of each quarter to maximize investment flexibility. See Note 11 to the financial statements.

6. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations.

Class and Year	Year ended September 30, 2009		Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Numerator for net increase (decrease) in net assets resulting from operations	$35,802,029		$(40,702,939)	$(16,699,251)
Denominator for basic and diluted weighted average shares	21,092,334	**	21,068,772	20,936,149 *
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$1.70		$(1.93)	$(0.80)

*	Since completion of IPO on April 24, 2007
**	Denominator for diluted weighted average shares is 21,094,745. See Note 13 to the financial statements.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

7. TAXES AND DISTRIBUTIONS

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the differences arise. The following differences were reclassified for tax purposes for the year ended September 30, 2009:

Decrease in paid-in capital	$(1,536)
Decrease in accumulated net realized loss	$(87,991)
Increase in undistributed net investment income	$89,527

As of September 30, 2009, the cost of investments for federal income tax purposes was $497.3 million resulting in a gross unrealized appreciation and depreciation of $19.4 million and $46.9 million, respectively. The following reconciles net increase in net assets resulting from operations to taxable income for the year ended September 30, 2009:

Net increase in net assets resulting from operations	$35,802,029
Net realized loss on investments	39,243,879
Net unrealized appreciation on investments transactions	(44,498,373)
Net unrealized depreciation on credit facility	(7,828,620)
Other taxable income	841,335
Other deductible expenses	(13,808)

Taxable income before deductions for distributions	$23,546,442

As of September 30, 2009, the components of accumulated losses on tax basis and reconciliation to accumulated losses on a book basis were as follows:

Undistributed ordinary income	$7,618,230
Undistributed long-term net capital gains	—

Total undistributed net earnings	7,618,230
Capital loss carry forward*	(11,250,565)
Post-October capital losses	(39,331,872)
Dividend payable and other temporary differences	(5,638,469)
Net unrealized appreciation of investments and credit facility	22,096,807

Total accumulated losses	$(26,505,869)

*	As of September 30, 2009, the Fund had a capital loss carryforward of $11.2 million. If not utilized against future capital gains, $0.2 million of this capital loss carryforward will expire in 2016 and $11.0 million will expire in 2017.

The tax character of dividends declared during the fiscal year ended September 30, 2009 was solely from ordinary income and totaled $20.2 million or $0.96 per share.

8. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment could take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

9. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on September 30, 2009 or 2008.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

10. FINANCIAL HIGHLIGHTS

On September 30, 2009 and 2008, PennantPark Investment’s total net assets and net asset value per share were $300.6 million and $210.7 million, respectively, and $11.85 and $10.00, respectively. On September 30, 2007, PennantPark Investment’s total net assets and net asset value per share were $270.4 million and $12.83, respectively. Below please find the financial highlights for the periods ending September 30, 2009, 2008 and 2007.

	Year ended September 30, 2009	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Per Share Data:
Net asset value, beginning of period	$10.00	$12.83	$—
Cumulative effect of adoption of fair value option(1)	1.99	—	—

Adjusted net asset value, beginning of period	11.99	12.83	—
Net investment income(2)	1.08	0.88	0.35
Net change in realized and unrealized loss(2)	0.62	(2.81)	(1.15)

Net increase (decrease) in net assets resulting from operations	1.70	(1.93)	(0.80)
Dividends and distributions to stockholders(3)	(0.96)	(0.90)	(0.36)
Initial issuance of common stock	—	—	15.00
Dilutive effect of common stock issuance below net asset value	(0.79)	—	—
Offering costs related to public offerings	(0.09)	—	(1.01)

Net asset value, end of period	$11.85	$10.00	$12.83
Per share market value, end of period	$8.11	$7.41	$13.40
Total return(4)	30.39%	(38.58)%	(8.29	)%*(7)
Shares outstanding at end of period	25,368,772	21,068,772	21,068,772
Ratio/Supplemental Data:
Ratio of operating expenses to average net assets(5)	7.42%	6.30%	3.76	%(7)
Ratio of credit facility related expenses to average net assets	1.93%	2.66%	1.50	%(7)
Total expenses to average net assets(6)	9.35%	8.96%	5.26	%(7)
Ratio of net investment income to average net assets	9.49%	7.82%	5.96	%(7)
Net assets at end of period	$300,580,268	$210,728,260	$270,393,094
Average debt outstanding	$182,490,685	$119,472,732	$817,610	(7)
Average debt per share	$8.65	$5.67	$0.04	(7)
Portfolio turnover ratio	7.47%	20.10%	62.20%

*	Not annualized
(1)	On October 1, 2008, PennantPark Investment adopted ASC 825 and made an irrevocable election to apply the fair value option to our long-term credit facility. Upon our adoption Net Asset Value increased $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.
(2)	Net investment income and net change in realized and unrealized loss per share data are calculated based on the weighted average shares outstanding for the respective period.
(3)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(4)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	The ratio of operating expenses to average net assets before adoption of ASC 825 for the fiscal year ended September 30, 2009 was 9.32%. The ratio of operating expenses to average net assets before management fee waiver was 6.47% and 4.28% for the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, respectively.
(6)	The ratio of total expenses to average net assets before adoption of ASC 825 for the fiscal year ended September 30, 2009 was 11.75%. the ratio of total expenses before management fee waiver to average net assets was 9.13% and 5.78% for the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, respectively.
(7)	Since initial public offering on April 24, 2007.

11. CREDIT FACILITY

On June 25, 2007, we entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and JPMorgan Chase (Chase Lincoln First Commercial successor interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of September 30, 2009, there was $225.1 million in outstanding borrowings under the credit facility (including a $7.0 million temporary draw), with a weighted average interest rate at the time of 1.31% exclusive of the fee on undrawn commitment of 0.20%.

Under the credit facility, the lenders agreed to extend credit to PennantPark Investment in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of the assets in PennantPark Investment’s portfolio. Pricing is set at 100 basis points over LIBOR.

The credit facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness is approximately 271% including temporary draw as of September 30, 2009 or 278% excluding such draws, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our credit facility depends on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings under our credit facility in order to comply with certain of the covenants we made when we entered into the credit facility, including the ratio of total assets to total indebtedness.

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

13. SUBSEQUENT EVENTS

Subsequent events after the Statement of Assets and Liabilities date have been evaluated through the November 18, 2009.

On October 13, 2009, the underwriters of the follow-on public offering of common stock exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 440,000 shares of common stock from us at a price of $8.00 per share, resulting in proceeds, net of underwriting fees, of $3.3 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 40 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Controls Over Financial Reporting.

There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 40.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Custodian Agreement between the Registrant and PFPC Trust Company (Incorporated by reference to Exhibit 99(j)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibit 99.2 (File No. 814-00736), filed on June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 18, 2009

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 18, 2009

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 18, 2009

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 18, 2009

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 18, 2009

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 18, 2009