Form 10-Q
period 2009-12-31
PENNANTPARK INVESTMENT CORP
filed 2010-02-03
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2009

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 3, 2010 was 25,808,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2009 (unaudited)	September 30, 2009
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$499,221,096 and $479,909,805, respectively)	$497,049,288	$453,644,335
Non-controlled, affiliated investments, at fair value (cost—$17,566,905 and $17,378,081, respectively)	16,092,038	16,115,738

Total of Investments, at fair value (cost—$516,788,001 and $497,287,886, respectively)	513,141,326	469,760,073
Cash equivalents	7,051,165	33,247,666
Interest receivable	5,714,129	5,539,056
Receivables for investments sold	45,891	2,726,007
Prepaid expenses and other assets	945,283	1,108,567

Total assets	526,897,794	512,381,369

Liabilities
Distributions payable	6,452,193	5,056,505
Payable for investments purchased	—	19,489,525
Unfunded investments	6,455,018	6,331,385
Credit facility payable (cost—$245,700,000 and $225,100,000, respectively) (See Notes 5 and 10)	201,914,294	175,475,380
Interest payable on credit facility	61,834	72,788
Management fee payable (See Note 3)	2,524,653	2,220,110
Performance-based incentive fee payable (See Note 3)	1,809,453	1,508,164
Accrued other expenses	1,532,027	1,647,244

Total liabilities	220,749,472	211,801,101

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 25,808,772 and 25,368,772 shares issued and outstanding, respectively	25,809	25,369
Paid-in capital in excess of par	330,405,864	327,062,304
Undistributed net investment income	2,675,930	1,890,235
Accumulated net realized loss on investments and cash equivalents	(67,098,312)	(50,494,447)
Net unrealized depreciation on investments	(3,646,675)	(27,527,813)
Net unrealized depreciation on credit facility (See Note 5)	43,785,706	49,624,620

Total net assets	$306,148,322	$300,580,268

Total liabilities and net assets	$526,897,794	$512,381,369

Net asset value per share	$11.86	$11.85

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31, 2009	December 31, 2008
Investment income:
From non-controlled, non-affiliated investments:
Interest	$12,951,233	$11,712,010
Other	319,603	—
From non-controlled, affiliated investments:
Interest	327,649	364,499

Total investment income	13,598,485	12,076,509

Expenses:
Base management fee (See Note 3)	2,524,653	1,820,188
Performance-based incentive fee (See Note 3)	1,809,380	1,441,982
Interest and other credit facility expenses	818,683	1,837,220
Administrative services expenses (See Note 3)	557,504	620,402
Other general and administrative expenses	543,415	588,788

Expenses before taxes	6,253,635	6,308,580

Excise tax (See Note 2)	106,962	—

Total expenses	6,360,597	6,308,580

Net investment income	7,237,888	5,767,929

Realized and unrealized gain (loss) on investments and credit facility:
Net realized loss on non-controlled, non-affiliated investments	(16,603,865)	(887,070)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	24,093,662	(40,663,091)
Non-controlled, affiliated investments	(212,524)	(1,693,186)
Credit facility unrealized (appreciation) depreciation (See Note 5)	(5,838,914)	5,718,694

Net change in unrealized appreciation (depreciation)	18,042,224	(36,637,583)

Net realized and unrealized gain (loss) from investments and credit facility	1,438,359	(37,524,653)

Net increase (decrease) in net assets resulting from operations	$8,676,247	$(31,756,724)

Net increase (decrease) in net assets resulting from operations per common share (See Note 8)	$0.34	$(1.51)
Net investment income per common share	0.28	0.27

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended
	December 31, 2009	December 31, 2008
Increase (decrease) in net assets from operations:
Net investment income	$7,237,888	$5,767,929
Net realized loss on investments	(16,603,865)	(887,070)
Net change in unrealized appreciation (depreciation) on investments	23,881,138	(42,356,277)
Net change in unrealized (appreciation) depreciation on credit facility	(5,838,914)	5,718,694

Net increase (decrease) in net assets resulting from operations	8,676,247	(31,756,724)
Dividends to Stockholders:
Dividends from net investment income	(6,452,193)	(5,056,505)
Capital Share Transactions:
Issuance of shares of common stock, net of offering costs	3,344,000	—

Total increase (decrease) in net assets	5,568,054	(36,813,229)

Net Assets:

Beginning of period	300,580,268	210,728,260
Cumulative effect of adoption of fair value option (See Note 5)	—	41,796,000

Adjusted beginning of period balance	300,580,268	252,524,260
End of period	$306,148,322	$215,711,031

Undistributed net investment income, at period end	2,675,930	108,764
Capital Share Activity:
Shares issued in connection with public offering	440,000	—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,676,247	$(31,756,724)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(23,881,138)	42,356,277
Net change in unrealized appreciation (depreciation) on credit facility	5,838,914	(5,718,694)
Net realized loss on investments	16,603,865	887,070
Net accretion of discount and amortization of premium	(1,271,930)	(524,615)
Purchase of investments	(50,481,259)	(803,896)
Payment-in-kind interest	(1,159,733)	(860,532)
Proceeds from dispositions of investments	16,808,942	2,280,140
(Increase) decrease in interest receivable	(175,073)	215,927
Decrease in receivables for investments sold	2,680,116	—
Decrease in prepaid expenses and other assets	163,284	130,375
Decrease in payables for investments purchased	(19,489,525)	—
Increase in unfunded investments	123,633	278,533
(Decrease) increase in interest payable on credit facility	(10,954)	80,042
Increase in management fee payable	304,543	1,734,292
Increase in performance-based incentive fee payable	301,289	1,318,949
(Decrease) increase in accrued expenses	(115,217)	391,700

Net cash (used for) provided by operating activities	(45,083,996)	10,008,844

Cash flows from financing activities:
Issuance of shares of common stock, net of offering costs	3,344,000	—
Distributions paid to stockholders	(5,056,505)	(5,056,505)
Borrowings under credit facility (See Note 10)	51,300,000	7,500,000
Repayments under credit facility (See Note 10)	(30,700,000)	(52,100,000)

Net cash provided by (used for) financing activities	18,887,495	(49,656,505)

Net decrease in cash and cash equivalents	(26,196,501)	(39,647,661)
Cash and cash equivalents, beginning of period	33,247,666	40,249,201

Cash and cash equivalents, end of period	$7,051,165	$601,540

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$762,328	$1,757,177
Cumulative effect of adoption of fair value option on credit facility	$—	$41,796,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value (3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 162.4% (1),(2)
Subordinated Debt/Corporate Notes – 56.1%
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	8.27	% (6)	L+750		$23,572,133	$22,993,485	$22,346,382
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Manufacturing	11.13%		—		10,000,000	9,596,022	9,975,000
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—		8,109,468	7,957,538	8,190,563
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	% (6)	—		20,413,161	19,995,129	21,025,556
Digicel Limited (5)	04/01/2014	Telecommunications	12.00%		—		1,000,000	995,803	1,110,000
i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	% (6)	—		22,810,883	22,451,159	22,993,370
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—		15,000,000	14,746,483	15,000,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	% (6)	—		10,390,942	10,267,437	9,975,304
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	8,955,185	7,775,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (6)	—		11,500,000	11,126,218	11,470,560
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	% (6)	—		20,349,340	20,165,943	20,807,200
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—		21,000,000	20,489,864	21,000,000

Total Subordinated Debt/Corporate Notes								169,740,266	171,668,935

Second Lien Secured Debt – 45.5%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.31%		L+600		13,600,000	13,167,599	12,185,600
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.29%		L+700		12,000,000	11,745,828	11,124,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.75%		L+750		12,000,000	11,951,224	11,496,000

Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	% (6)	L+700	(8)	2,309,343	2,309,344	2,309,343
Mohegan Tribal Gaming Authority(5)	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,814,489	5,100,000
QMG Acquisition, LLC, Term Loan A (formerly Questex Media Group, Inc.)	12/15/2014	Other Media	9.50%		L+650	(8)	3,243,646	3,243,646	3,243,646
QMG Acquisition, LLC, Term Loan B (formerly Questex Media Group, Inc.)	12/15/2015	Other Media	11.50	% (6)	L+850	(8)	1,629,488	1,629,488	1,629,488
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,566,670
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.02%		L+775		10,000,000	9,943,805	7,512,500
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	16,930,027	15,983,750
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	5.98	% (6)	L+575		21,500,000	18,938,779	19,694,000
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.23	% (6)	L+700		22,500,000	22,488,167	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	7.01	% (6)	L+675		17,094,214	16,569,492	15,675,394

Total Second Lien Secured Debt								143,731,888	139,020,391

Preferred Equity/Partnership Interests(7) – 3.6%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—		319	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—		797	797,288	978,806
i2 Holdings Ltd.	—	Aerospace and Defense	12.00%		—		4,137,240	4,137,240	4,927,099
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—		1,312	1,312,006	1,410,604
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%		—		91,608	2,499,066	2,879,746

Total Preferred Equity/Partnership Interests								9,750,316	10,882,075

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests (7) – 4.8%
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		$1,627	$16,271	$245,762
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	6,977,888
i2 Holdings Ltd.	—	Aerospace and Defense	—		—		457,322	454,030	1,043,777
QMG HoldCo, LLC, Class A (formerly Questex Media Group, Inc.)	—	Other Media	—		—		4,325	1,306,167	1,306,126
QMG HoldCo, LLC, Class B (formerly Questex Media Group, Inc.)	—	Other Media	—		—		531	—	160,323
TRAK Acquisition Corp., (warrants)	12/29/2019	Business Services	—		—		3,500	29,400	29,400
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—		—		137,923	2,433,112	3,449,041
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	6,467	1,242,185
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	312,765

Total Common Equity/Warrants/Partnership Interests								7,446,363	14,767,267

First Lien Secured Debt – 52.2%
1-800 Contacts, Inc.	03/04/2015	Distribution	7.70%		P+295	(8)	13,894,737	11,907,829	13,269,474
Ceva Group PLC(5)	10/01/2016	Logistics	11.63%		—		7,500,000	7,289,802	7,696,875
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	10,000,000	9,436,259	10,037,500
Columbus International, Inc. (5)	11/20/2014	Communication	11.50%		—		10,000,000	10,000,000	10,500,000
EnviroSolutions, Inc.	07/07/2012	Environmental Services	11.00	% (6)	P+775	(8)	14,228,928	13,502,355	10,628,954
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950		10,000,000	9,701,353	9,800,000
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.53%		L+225		8,797,500	8,797,500	5,225,715
Headwaters Incorporated (5)	11/01/2014	Diversified /Conglomerate Manufacturing	11.38%		—		3,000,000	2,972,827	3,127,500
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	2.81%		L+250		5,000,000	5,000,000	4,587,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.53%		L+225		9,799,324	9,799,324	6,712,537
Lyondell Chemical Co.	04/06/2010	Chemicals, Plastics and Rubber	13.00%		L+1,000	(8)	12,668,615	13,002,337	13,175,360
Lyondell Chemical Co. (9)	04/06/2010	Chemicals, Plastics and Rubber	—		—		6,331,385	6,488,872	6,584,640
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.51%		L+225		3,900,225	3,900,225	2,730,158
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	2.31%		L+200		6,790,000	6,793,783	6,207,194
Penton Media, Inc.	02/01/2013	Other Media	2.53%		L+225		4,862,500	4,862,500	3,215,328
Philosophy, Inc.	03/16/2014	Consumer Products	2.24%		L+200		1,426,506	1,426,506	1,184,000
QMG Acquisition, LLC (formerly Questex Media Group, Inc.)	04/03/2010	Other Media	10.50%		L+650	(8)	277,174	277,174	277,174
QMG Acquisition, LLC(9) (formerly Questex Media Group, Inc.)	04/03/2010	Other Media	—		—		123,634	123,634	123,634
Rexnord, L.L.C.	07/19/2013	Manufacturing/Basic Industry	2.50%		L+225		2,880,457	2,880,457	2,698,628
Sitel, L.L.C.	01/30/2014	Business Services	5.77%		L+550		2,682,328	2,682,328	2,320,214
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	20,000,000	19,241,573	19,625,000
U.S. Xpress Enterprises, Inc.	10/12/2014	Cargo Transportation	6.50%		L+450	(8)	14,915,634	10,407,364	12,230,820
World Color Press Inc.	07/21/2012	Printing	9.00%		P+500	(8)	3,493,681	3,196,579	3,502,415
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		5,000,000	4,861,682	5,250,000

Total First Lien Secured Debt								168,552,263	160,710,620

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								499,221,096	497,049,288

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par / Shares	Cost	Fair Value (3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 5.3% (1),(2)
Subordinated Debt/Corporate Notes – 1.7%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures and Entertainment	14.25	% (6)	—	$5,258,719	$5,066,905	$5,127,251

Second Lien Secured Debt – 2.7%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures and Entertainment	6.04%		L+575	8,750,000	8,750,000	8,115,625

Common Equity/Partnership Interest (7) – 0.9%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	37,500	3,750,000	2,849,162

Investments in Non-Controlled, Affiliated Portfolio Companies							17,566,905	16,092,038

Total Investments – 167.6%							516,788,001	513,141,326

Cash Equivalents – 2.3%						7,051,165	7,051,165	7,051,165

Total Investments and Cash Equivalents – 169.9%							$523,839,166	$520,192,491

Liabilities in Excess of Other Assets – (69.9%)								(214,044,169)
Net Assets – 100.0%								$306,148,322

(1)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENT

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 150.9% (1),(2)
Subordinated Debt/Corporate Notes – 50.6%
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	8.27	% (6)	L+750		$23,572,133	$22,930,475	$21,497,875
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—		8,109,468	7,952,769	8,190,563
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	% (6)	—		20,311,603	19,875,880	20,463,940
Digicel Limited (5)	04/01/2014	Telecommunications	12.00%		—		1,000,000	995,610	1,115,000
i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	% (6)	—		22,653,857	22,279,800	22,880,395
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—		20,000,000	19,632,400	20,060,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	% (6)	—		10,324,976	10,190,682	10,324,976
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	8,921,187	5,525,000
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	% (6)	—		20,197,856	20,010,210	20,652,308
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—		21,000,000	20,472,809	21,420,000

Total Subordinated Debt/Corporate Notes								153,261,822	152,130,057

Second Lien Secured Debt – 42.1%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.36%		L+600		13,600,000	13,153,077	12,416,800
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.44%		L+700		12,000,000	11,735,965	11,364,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.78%		L+750		12,000,000	11,949,634	11,376,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	% (6)	L+700	(8)	2,309,343	2,309,344	2,309,344
Questex Media Group, Inc.	11/04/2014	Other Media	6.91	% (7)	L+650		10,000,000	10,000,000	—
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,387,500
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.19%		L+775		10,000,000	9,941,121	7,100,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	16,890,972	14,250,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.00	% (6)	L+575		21,500,000	18,855,728	19,414,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.25	% (6)	L+700		22,500,000	22,488,166	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	7.04	% (6)	L+675		16,792,105	16,247,489	15,264,023

Total Second Lien Secured Debt								143,571,496	126,382,167

Preferred Equity/Partnership Interests(7) – 3.6%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—		797	797,288	949,648
i2 Holdings Ltd.	—	Aerospace and Defense	12.00%		—		4,137,240	4,137,240	4,793,729
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—		1,312	1,312,006	1,410,604
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%		—		91,608	2,499,067	3,094,252
VSS-AHC Holdings, LLC (Advanstar Inc.)	—	Other Media	—		—		319	318,896	—

Total Preferred Equity/Partnership Interests								9,750,317	10,934,053

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENT

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests (7) – 4.5%
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—		3,000	$3,005,163	$—
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	215,547
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	6,696,281
i2 Holdings Ltd.	—	Aerospace and Defense	—		—		457,322	454,030	1,293,476
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—		—		106,299	1,779,455	2,391,463
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	6,467	1,337,451
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	1,656,350
VSS-AHC Holdings, Inc. (Advanstar Inc.) (Warrant)	11/06/2018	Other Media	—		—		85	—	—

Total Common Equity/Warrants/Partnership Interests								8,462,302	13,590,568

First Lien Secured Debt – 50.1%
1-800 Contacts, Inc.	03/04/2015	Distribution	7.70%		P+295	(8)	13,929,825	11,941,660	13,720,877
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	2.57%		L+225		2,837,374	2,835,299	2,578,464
Ceva Group PLC(5)	10/01/2016	Logistics	11.63%		—		7,500,000	7,284,525	7,284,525
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	10,000,000	9,421,220	10,050,000
EnviroSolutions, Inc.	07/07/2012	Environmental Services	11.00	% (6)	P+775	(8)	14,175,260	13,391,908	12,715,207
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.49%		L+225		8,842,500	8,842,500	6,225,120
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	2.88%		L+250		5,000,000	5,000,000	4,562,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.53%		L+225		9,817,568	9,817,568	4,810,608
Levlad, L.L.C.	03/08/2014	Consumer Products	7.75%		L+475		4,434,548	4,434,548	1,064,292
Lyondell Chemical Co.	12/15/2009	Chemicals, Plastics and Rubber	13.00%		L+1,000	(8)	12,668,615	12,965,067	13,169,026
Lyondell Chemical Co. (9)	12/15/2009	Chemicals, Plastics and Rubber	—		—		6,331,385	6,458,897	6,581,474
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.55%		L+225		3,910,200	3,910,200	3,022,585
Mitchell International, Inc.	03/28/2014	Business Services	2.31%		L+200		1,910,204	1,910,204	1,687,346
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	2.26%		L+200		6,825,000	6,829,243	6,142,500
Penton Media, Inc.	02/01/2013	Other Media	2.73%		L+225		4,875,000	4,875,000	3,568,500
Philosophy, Inc.	03/16/2014	Consumer Products	2.25%		L+200		1,426,506	1,426,506	1,148,337
Questex Media Group, Inc.	05/04/2014	Other Media	5.25	% (7)	L+200		4,886,667	4,886,667	2,912,600
Rexair, L.L.C.	06/30/2010	Retail	4.50%		L+425		6,695,795	5,507,847	5,189,241
Rexnord , L.L.C.	07/19/2013	Manufacturing/Basic Industry	2.50%		L+200		2,887,881	2,887,881	2,768,756
Sitel, L.L.C.	01/30/2014	Business Services	5.95%		L+550		2,682,328	2,682,328	2,226,332
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	20,000,000	19,203,528	19,600,000
U.S. Xpress Enterprises, Inc.	10/12/2014	Cargo Transportation	4.26%		L+400		14,966,254	10,315,732	10,887,950
World Color Press Inc.	07/21/2012	Printing	9.00%		P+500	(8)	3,500,000	3,177,842	3,491,250
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		5,000,000	4,857,698	5,200,000

Total First Lien Secured Debt								164,863,868	150,607,490

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								479,909,805	453,644,335

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENT

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par / Shares	Cost	Fair Value (3)

Investments in Non-Controlled, Affiliated Portfolio Companies—5.4% (1),(2)

Subordinated Debt/Corporate Notes – 1.7%

Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures and Entertainment	14.25	%(6)	—	$5,077,822	$4,878,081	$4,988,960

Second Lien Secured Debt – 2.7%

Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures and Entertainment	6.24%		L+575	8,750,000	8,750,000	8,019,375

Common Equity/Partnership Interest (7) – 1.0%

NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	37,500	3,750,000	3,107,403

Investments in Non-Controlled, Affiliated Portfolio Companies							17,378,081	16,115,738

Total Investments – 156.3%							497,287,886	469,760,073

Cash Equivalents – 11.1%						33,247,666	33,247,666	33,247,666

Total Investments and Cash Equivalents –167.4%							$530,535,552	$503,007,739

Liabilities in Excess of Other Assets –(67.4%)								(202,427,471)
Net Assets – 100.0%								$300,580,268

(1)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (See Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Unaudited)

Except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation.

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation on January 11, 2007. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in U.S. middle-market companies in the form of mezzanine debt, senior secured loans and equity investments. Before the completion of its initial public offering on April 24, 2007, PennantPark Investment had limited operations other than the sale and issuance of 80,000 shares of common stock at a price of $15.00 per share to PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”), resulting in net proceeds of $1.2 million.

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

On September 29, 2009 PennantPark Investment closed a secondary public offering and sold 4,300,000 shares of common stock at a price of $8.00 per share, resulting in proceeds of $32.5 million. On October 13, 2009, the underwriters of the secondary offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 440,000 shares of common stock at a price of $8.00 per share resulting in additional net proceeds of $3.3 million.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to current period presentation. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature and are not intended to change accounting literature.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

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

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) and expects to be subject to tax as a regulated investment company, or “RIC”. As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of taxes in the future. Although we are subject to tax as a RIC, we have elected to retain a portion of our calendar year income and record an excise tax of $0.1 million for the three months ended December 31, 2009. PennantPark Investment recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

(e)	New Accounting Pronouncements and Accounting Standards Updates

        In April 2009, the FASB issued guidance on, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or ASC 820-10-35-51A. ASC 820-10-35-51A amends ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in ASC 820-10-35-51A is effective for periods ending after June 15, 2009. PennantPark Investment adopted ASC 820-10-35-51A on June 30, 2009, and it did not have a material impact on our financial statements.

In May 2009, FASB issued guidance on, Subsequent Events, or ASC 855, which establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of ASC 855 did not have a material impact on our financial statements.

In June 2009, FASB issued guidance on, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB 162, or ASC 105-10, Generally Accepted Accounting Principles. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of ASC 105-10, the Accounting Standards Codification, or ASC, has superseded all then-existing GAAP for non-governmental entities and reporting standards, subject to certain grandfathered literature. The purpose of ASC is not to change accounting literature but rather to serve as a single source of authoritative accounting literature. The adoption of ASC 105-10 did not have a material impact on our financial statements.

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

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

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with the Investment Adviser, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility, “average adjusted gross assets”, if any, see Note 10). Although the base management fee is 2.00% our of average adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee has been 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three months ended December 31, 2009 and 2008, the Investment Adviser earned a base management fee of $2.5 million and $1.8 million, respectively, from us.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three months ended December 31, 2009 and 2008, the Investment Adviser earned an incentive fee of $1.8 million and $1.4 million, respectively from us.

        PennantPark Investment has also entered into an Administration Agreement with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”), which was re-approved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. To the extent that our Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three months ended December 31, 2009 and 2008, the Investment Adviser was reimbursed $0.3 million and $0.3 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments including PIK for the three months ended December 31, 2009 and 2008 totaled $51.6 million and $1.7 million, respectively. Sales and repayments of long-term investments for the three months ended December 31, 2009 and 2008 totaled $16.8 million and $2.3 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2009		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
First lien	$168,552,263	$160,710,620	$164,863,868	$150,607,490
Second lien	152,481,888	147,136,016	152,321,496	134,401,542
Subordinated debt / corporate notes	174,807,171	176,796,186	158,139,903	157,119,017
Preferred equity	9,750,316	10,882,075	9,750,317	10,934,053
Common equity	11,196,363	17,616,429	12,212,302	16,697,971

Total Investments	516,788,001	513,141,326	497,287,886	469,760,073
Cash equivalents	7,051,165	7,051,165	33,247,666	33,247,666
Total Investments and cash equivalents	$523,839,166	$520,192,491	$530,535,552	$503,007,739

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of December 31, 2009 and September 30, 2009.

Industry Classification	December 31, 2009	September 30, 2009
Business Services	8%	7%
Chemicals, Plastic and Rubber	8	9
Hotels, Motels, Inns and Gaming	8	7
Aerospace and Defense	7	8
Healthcare, Education and Childcare	6	7
Consumer Products	5	5
Energy / Utilities	5	5
Insurance	5	5
Oil and Gas	5	6
Transportation	5	5
Buildings and Real Estate	4	3
Cargo Transport	4	3
Auto Sector	3	4
Distribution	3	3
Diversified / Conglomerate Manufacturing	3	—
Financial Services	3	3
Home and Office Furnishings, Housewares and Durable Consumer Products	3	3
Leisure, Amusement, Motion Picture and Entertainment	3	3
Other Media	3	3
Communication	2	—
Education	2	2
Environmental Services	2	3
Logistics	2	2
Other	1	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, we adopted ASC 820, Fair Value Measurements, for cash and cash equivalents, investments and long-term credit facility. We realized no gain or loss as a result of the adoption of ASC 820. Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

Our investments are generally structured as debt and equity investments in the form of mezzanine debt, senior secured loans and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions and performance multiples, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

At December 31, 2009 and September 30, 2009, our cash and cash equivalents, investments and our long-term credit facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

At December 31, 2009		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$484,642,822	$—	$—	$484,642,822
Equity investments	28,498,504	—	—	28,498,504

Total Investments	513,141,326	—	—	513,141,326
Cash Equivalents	7,051,165	7,051,165	—	—

Total Investments and cash equivalents	520,192,491	7,051,165	—	513,141,326

Long-Term Credit Facility	$(201,914,294)	$—	$—	$(201,914,294)

At September 30, 2009		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$442,128,049	$—	$—	$442,128,049
Equity investments	27,632,024	—	—	27,632,024

Total Investments	469,760,073	—	—	469,760,073
Cash Equivalents	33,247,666	33,247,666	—	—

Total Investments and cash equivalents	503,007,739	33,247,666	—	469,760,073

Long-Term Credit Facility	$(168,475,380)	$—	$—	$(168,475,380)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2009 and 2008:

Period Ended December 31, 2009

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized gains (losses)	(13,598,702)	(3,005,163)	(16,603,865)
Unrealized appreciation / (depreciation)	21,998,720	1,882,418	23,881,138
Purchases, PIK and net discount accretion	52,229,864	683,058	52,912,922
Sales / repayments	(16,808,942)	—	(16,808,942)
Non-cash exchanges	(1,306,167)	1,306,167	—
Transfers in and /or out of Level 3	—	—	—

Ending Balance, December 31, 2009	$484,642,822	$28,498,504	$513,141,326

Net change in unrealized appreciation (depreciation) for the year reported within the net change in unrealized appreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date	$5,856,098	$(1,122,745)	$4,733,353

Period Ended December 31, 2008

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2008	$349,260,104	$22,887,716	$372,147,820
Realized gains (losses)	(887,070)	—	(887,070)
Unrealized appreciation / (depreciation)	(39,885,419)	(2,470,858)	(42,356,277)
Purchases, PIK and net discount accretion	1,870,146	318,896	2,189,042
Sales / repayments	(2,280,140)	—	(2,280,140)
Transfers in and /or out of Level 3	—	—	—

Ending Balance, December 31, 2008	$308,077,621	$20,735,754	$328,813,375

Net change in unrealized depreciation for the year reported within the net change in unrealized depreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(40,255,417)	$(2,470,858)	$(42,726,275)

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2009 and 2008:

Period Ended December 31, 2009*

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	5,838,914
Borrowings	47,300,000
Repayments	(19,700,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2009 (Cost – $245,700,000)	$201,914,294

*	There was no temporary draw as of December 31, 2009.

Period Ended December 31, 2008*

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2008 (Cost – $162,000,000)	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized appreciation included in earnings	(5,718,694)
Borrowings	4,400,000
Repayments	(9,000,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2008 (Cost – $157,400,000)	$109,885,306

*	There was no temporary draw as of December 31, 2008.

The carrying value of our financial instruments approximates fair value. Effective October 1, 2008, we adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term credit facility. PennantPark Investment elected to use the fair value option for the credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the statement of operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the three month periods ended December 31, 2009 and 2008, our credit facility had a net change in unrealized (appreciation) depreciation of $(5.8) million and $5.7 million, respectively. On December 31, 2009 and September 30, 2009, net unrealized appreciation on our long-term credit facility totaled $43.8 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CASH EQUIVALENTS

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

7. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on December 31, 2009 or September 30, 2009.

8. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations.

Class and Year	Three months ended December 31, 2009	Three months ended December 31, 2008
Numerator for net increase (decrease) in net assets resulting from operations	$8,676,247	$(31,756,724)
Denominator for basic and diluted weighted average shares	25,751,381	21,068,772
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.34	$(1.51)

9. FINANCIAL HIGHLIGHTS

PennantPark Investment’s net assets and net asset value per share on December 31, 2009 and 2008 were $306.1 million and $215.7 million, respectively, and $11.86 and $10.24, respectively. Below are the financial highlights for the three months ended December 31, 2009 and 2008.

	Three months ended December 31, 2009	Three months ended December 31, 2008
Per Share Data:
Net asset value, beginning of period	$11.85	$10.00
Cumulative effect of adoption of fair value option(1)	—	1.99

Adjusted net asset value, beginning of period	11.85	11.99
Net investment income(2)	0.28	0.27
Net change in realized and unrealized gain/(loss)(2)	0.06	(1.78)

Net increase (decrease) in net assets resulting from operations(2)	0.34	(1.51)
Dividends to stockholders(3)	(0.25)	(0.24)
Dilutive effect of common stock issuance below net asset value	(0.08)	—

Net asset value, end of period	$11.86	$10.24

Per share market value, end of period	$8.92	$3.61
Total return*(4)	12.95%	(48.44)%
Shares outstanding at end of period	25,808,772	21,068,772

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

(Unaudited)

	Three months ended December 31, 2009	Three months ended December 31, 2008
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	7.17%	8.55%
Ratio of credit facility related expenses to average net assets	1.06%	3.51%
Ratio of total expenses to average net assets	8.23%	12.06%
Ratio of net investment income to average net assets	9.37%	11.03%
Net assets at end of period	$306,148,322	$215,711,031
Weighted average debt outstanding	$224,010,870	$164,316,304
Weighted average debt per share	$8.70	$7.80
Portfolio turnover ratio	13.71%	0.48%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)

On October 1, 2008, PennantPark Investment adopted ASC 825 and made an irrevocable election to apply the fair value option to our long-term credit facility. Upon our adoption Net Asset Value increased $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.

(2)

Net investment income, net change in realized and unrealized loss and net increase (decrease) in net assets resulting from operations per share data are calculated based on the weighted average shares outstanding for the respective periods.

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

10. CREDIT FACILITY

On June 25, 2007, we entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and JPMorgan Chase (Chase Lincoln First Commercial successor interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of December 31, 2009 and September 30, 2009, there were $245.7 million and $225.1 million (including a $7.0 million temporary draw) in outstanding borrowings under the credit facility, respectively, with a weighted average interest rate at the time of 1.23% and 1.31%, respectively, exclusive of the fee on undrawn commitment of 0.20%.

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

11. COMMITMENTS AND CONTINGENCIES

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

12. SUBSEQUENT EVENTS

PennantPark Investment has evaluated subsequent events and has no material events to report subsequent to the measurement date of these financial statements through the date of issuance on February 3, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”) , including the schedules of investments, as of December 31, 2009, and the statements of operations, changes in net assets, and cash flows for the three month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of PennantPark Investment Corporation, including the schedule of investments, as of September 30, 2009; and in our report dated November 18, 2009, we expressed an unqualified opinion on that financial statement and schedule.

New York, New York
February 3, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies and their ability to achieve their objectives;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our expected financings and investments;

•	the adequacy of our financing arrangements and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.

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

Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers, supervise our activities.

        Our investment objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market private companies in the form of mezzanine debt, senior secured loans and equity investments. We consider our core assets, by value and investment focus, to consist of subordinated debt, second lien secured debt, certain senior secured investments and, to a lesser extent, equity investments. The companies in which we invest are typically highly leveraged, often as a result of leveraged buy-outs or other recapitalization transactions, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive ratings below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

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

PORTFOLIO AND INVESTMENT ACTIVITY

        As of December 31, 2009, our portfolio totaled $513.1 million and consisted of $176.8 million of subordinated debt, $147.1 million of second lien secured debt, $160.7 million of senior secured loans, and $28.5 million of preferred and common equity investments. Our core assets totaled $478.2 million and consisted of investments in thirty-five different companies with an average investment size of $13.7 million per company and a weighted average yield of 12.2% on debt investments. Our non-core senior secured loan portfolio totaled $34.9 million and consisted of nine different companies with an average investment size of $3.9 million, and a weighted average yield of 2.7% on debt investments. Our debt portfolio consisted of 61% fixed-rate (including 18% with a LIBOR floor) and 39% in variable-rate investments. Overall, the portfolio had net unrealized depreciation of $3.6 million as of December 31, 2009. Our overall portfolio consisted of forty-four companies with an average investment size of $11.7 million and a weighted average yield on debt investments of 11.3%, and was invested 35% in subordinated debt, 29% in second lien secured debt, 31% in senior secured loans and 5% in preferred and common equity investments.

        For the three months ended December 31, 2009, we invested $50.5 million in six new and two existing portfolio companies with a weighted average yield on debt investments of 12.8%. Sales and repayments of long-term investments for the three months ended December 31, 2009 totaled $16.8 million.

As of September 30, 2009, our portfolio totaled $469.8 million and consisted of $157.1 million of subordinated debt, $134.4 million of second lien secured debt, $150.6 million of senior secured loans and $27.7 million of preferred and common equity investments. Our core assets totaled $427.1 million and consisted of investments in thirty different companies with an average investment size of $14.2 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $42.7 million and consisted of thirteen different companies (including one company also in our core portfolio) with an average investment size of $3.3 million and a weighted average yield of 3.1%. Our debt portfolio consisted of 53% fixed-rate and 47% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $27.5 million. Our overall portfolio consisted of forty-two companies with an average investment size of $11.2 million and a weighted average yield on debt investments of 11.4%, and was invested 33% in subordinated debt, 29% in second lien secured debt, 32% in senior secured loans and 6% in preferred and common equity investments.

For the three months ended December 31, 2008, we invested approximately $0.8 million in two existing portfolio companies. Sales and repayments of long term investments for the three months ended December 31, 2008 totaled $2.3 million.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, in consultation with Investment Adviser and our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

In September 2006, the Financial Accounting Standards Board, or FASB, issued guidance related to Fair Value Measurements, or ASC 820, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of ASC 820 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the PennantPark Investment’s financial position or its results of operations.

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In February 2007, the FASB issued guidance on, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115, or ASC 825-10. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted ASC 825-10 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon adoption, our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. For the three month periods ended December 31, 2009 and 2008, our long-term credit facility had a net change in unrealized (appreciation) depreciation of $(5.8) million and $5.7 million, respectively. On December 31, 2009 and September 30, 2009, net unrealized appreciation on our long-term credit facility totaled $43.8 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply ASC 825-10 to any other financial assets or liabilities.

In April 2009, the FASB issued guidance on, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or ASC 820-10-35-51A. ASC 820-10-35-51A amends ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in ASC 820-10-35-51A is effective for periods ending after June 15, 2009. We adopted ASC 820-10-35-51A on June 30, 2009, and it did not have a material impact on our financial statements

In August 2009, the FASB released Accounting Standards Update No. 2009-05 (ASU 2009-05) as an update to ASC 820, Measuring Liabilities at Fair Value. ASU 2009-05 provides additional clarity in circumstances where a quoted price in an active market for the identical liability is not available. ASU 2009-05 clarifies that a liability is required to measure fair value by using one or more of the following techniques: (a) The quoted price of the identical liability when traded as an asset; (b) Quoted prices for similar liabilities or similar liabilities when traded as an asset; or (c) Another valuation technique that is consistent with principles of ASC 820. This update clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate adjustment to an input relating to the existence of a restriction that prevents the transfer of the liability. The update also states that both a quoted price in an active market for a liability at the measurement date and the quoted price for the same liability when traded as an asset in an active market when no adjustments are made to the quoted price are Level 1 fair value measurements. We adopted ASU 2009-05 on September 30, 2009, and it did not have a material impact on our financial statements. See Note 5 to the financial statements.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash with respect to PIK securities.

Federal Income Taxes

        We operate so as to qualify to maintain our elections to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2009 and 2008.

Investment Income

Investment income for the three month period ended December 31, 2009, was $13.6 million, and was primarily attributable to $5.4 million from subordinated debt investments, $3.2 million from second lien secured debt investments and $3.5 million from senior secured loan investments. The remaining investment income was primarily attributed to net accretion of discount and amortization of premium and other income. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio and the transition of the portfolio from temporary to long-term core investments.

Investment income for the three month period ended December 31, 2008, was $12.1 million, and was primarily attributable to $2.5 million from subordinated debt investments, $3.9 million from second lien secured debt investments and $5.0 million from senior secured loan investments. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium.

Expenses

Expenses for the three month period ended December 31, 2009, totaled $6.4 million. Base management fee for the same period totaled $2.5 million, performance-based incentive fee totaled $1.8 million, credit facility related expense totaled $0.8 million, general and administrative expenses totaled $1.1 million and an excise tax of $0.1 million.

Expenses for the three month period ended December 31, 2008, totaled $6.3 million. Base management fee for the same period totaled $1.8 million, performance-based incentive fee totaled $1.4 million, credit facility related expense totaled $1.8 million and general and administrative expenses totaled $1.2 million.

Net Investment Income

Net investment income totaled $7.2 million, or $0.28 per share, for the three month period ended December 31, 2009, and $5.8 million, or $0.27 per share, for the three month period ended December 31, 2008.

Net Realized Loss

Sales and repayments of long-term investments for the three month period ended December 31, 2009 totaled $16.8 million and realized losses totaled $16.6 million due to sales of senior secured loans and restructurings on investments offset by repayments on other investments. Sales and repayments of long-term investments totaled $2.3 million, and net realized losses totaled $0.9 million for the three month period ended December 31, 2008.

Net Unrealized Appreciation (Depreciation) on Investments and (Appreciation) Depreciation Credit Facility

For the three month periods ended December 31, 2009 and 2008, our investments had a net change in unrealized appreciation (depreciation) of $23.9 million and $(42.4) million, respectively. On December 31, 2009 and September 30, 2009, net unrealized depreciation on investments totaled $3.6 million and $27.5 million, respectively.

For the three month periods ended December 31, 2009 and 2008, our long-term credit facility had a net change in unrealized (appreciation) depreciation of $(5.8) million and $5.7 million, respectively. On December 31, 2009 and September 30, 2009, net unrealized appreciation on our long-term credit facility totaled $43.8 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million.

Net Increase (Decrease) in Net Assets from Operations

Net increase in net assets resulting from operations totaled $8.7 million, or $0.34 per share, for the three month period ended December 31, 2009, primarily due to the overall increase in fair values for investments held in our portfolio offset to some extent by the increase in fair value of our credit facility and realized losses. Net decrease in net assets resulting from operations totaled $(31.8) million, or $(1.51) per share, for the three month period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial, as successor in interest to Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of December 31, 2009, PennantPark Investment had outstanding borrowings of $245.7 million with a fair value of $201.9 million, with a weighted average interest rate at the time of 1.23% exclusive of the fee on undrawn commitment of 0.20%.

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

PennantPark Investment has and may continue to raise additional equity or debt capital through a registered offering off a shelf registration or may securitize a portion of its investments among other considerations. In addition, any future additional debt capital we incur, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current credit facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure considering our credit facility matures in June 2012. Furthermore, our credit facility availability depends on (i) our asset coverage, which generally requires that the valuation of our total assets less liabilities other than indebtedness be at least equal to 200% of our indebtedness, (ii) our maintenance of a blended percentage of the values of our portfolio companies, and (iii) restrictions on certain payments and issuance of debt. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

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

Our operating activities used cash of $45.1 million for the three months ended December 31, 2009, and our financing activities provided net cash proceeds of $18.9 million for the same period, primarily from proceeds on issuance of common stock and net borrowings on our credit facility.

Our operating activities generated cash of 10.0 million for the three months ended December 31, 2008, and our financing activities used cash of $49.7 million for the same period, primarily from net repayments under our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowing under the multi-currency $300.0 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$245.7	—	$245.7	—	—

(1)

On December 31, 2009, $54.3 million remained unused under our senior secured revolving credit facility, subject to maintenance of at least 200% of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2010, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the financial statements.

Under our Administration Agreement, which was renewed in February 2010, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staff. See Note 3 to the financial statements.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we also must distribute at least 98% of our income (both ordinary income and net capital gains) in order to preclude the imposition of an entity level excise tax. For the three months ended December 31, 2009, we have elected to retain a portion of our calendar year income and record an excise tax of $0.1 million.

During the three months ended December 31, 2009 and 2008, we declared distributions of $0.25 and $0.24 per share, respectively, for total distributions of $6.5 million and $5.1 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

In January 2010, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

Recent Developments

None.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 18, 2009).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 3, 2010	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: February 3, 2010	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)