Form 10-Q
period 2010-03-31
PENNANTPARK INVESTMENT CORP
filed 2010-05-05
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 5, 2010 was 31,558,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” and “us” refer to PennantPark Investment Corporation unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2010 (unaudited)	September 30, 2009
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$563,678,210 and $479,909,805, respectively)	$571,402,076	$453,644,335
Non-controlled, affiliated investments, at fair value (cost—$17,761,718 and $17,378,081, respectively)	16,295,276	16,115,738

Total of Investments, at fair value (cost—$581,439,928 and $497,287,886, respectively)	587,697,352	469,760,073
Cash equivalents	934,570	33,247,666
Interest receivable	8,103,243	5,539,056
Receivables for investments sold	4,862,500	2,726,007
Prepaid expenses and other assets	788,246	1,108,567

Total assets	602,385,911	512,381,369

Liabilities
Distributions payable	8,205,281	5,056,505
Payable for investments purchased	24,500,000	19,489,525
Unfunded investments	13,342,129	6,331,385
Credit facility payable, at fair value (cost—$225,500,000 and $225,100,000, respectively) (See Notes 5 and 10)	201,567,008	175,475,380
Interest payable on credit facility	51,451	72,788
Management fee payable (See Note 3)	2,772,206	2,220,110
Performance-based incentive fee payable (See Note 3)	1,764,592	1,508,164
Accrued other expenses	971,346	1,647,244

Total liabilities	253,174,013	211,801,101

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 31,558,772 and 25,368,772 shares issued and outstanding, respectively	31,559	25,369
Paid-in capital in excess of par	384,602,224	327,062,304
Undistributed net investment income	1,626,997	1,890,235
Accumulated net realized loss on investments and cash equivalents	(67,239,298)	(50,494,447)
Net unrealized appreciation (depreciation) on investments	6,257,424	(27,527,813)
Net unrealized depreciation on credit facility (See Note 5)	23,932,992	49,624,620

Total net assets	$349,211,898	$300,580,268

Total liabilities and net assets	$602,385,911	$512,381,369

Net asset value per share	$11.07	$11.85

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Investment income:
From non-controlled, non-affiliated investments:
Interest	$12,783,931	$10,084,577	$25,735,164	$21,796,587
Other	412,482	14,317	732,085	14,317
From non-controlled, affiliated investments:
Interest	328,580	325,820	656,229	690,319

Total investment income	13,524,993	10,424,714	27,123,478	22,501,223

Expenses:
Base management fee (See Note 3)	2,772,132	1,747,235	5,296,785	3,567,423
Performance-based incentive fee (See Note 3)	1,764,607	1,320,317	3,573,987	2,762,299
Interest and other credit facility expenses	838,275	1,188,326	1,656,958	3,025,546
Administrative services expenses (See Note 3)	539,619	356,093	1,097,123	976,495
Other general and administrative expenses	560,974	546,210	1,104,389	1,134,998

Expenses before taxes	6,475,607	5,158,181	12,729,242	11,466,761

Excise tax (See Note 2)	(9,072)	—	97,890	—

Total expenses	6,466,535	5,158,181	12,827,132	11,466,761

Net investment income	7,058,458	5,266,533	14,296,346	11,034,462

Realized and unrealized gain (loss) on investments and credit facility:
Net realized loss on non-controlled, non-affiliated investments	(140,986)	(5,258,194)	(16,744,851)	(6,145,264)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	9,895,674	27,887,439	33,989,336	(12,775,652)
Non-controlled, affiliated investments	8,425	(627,183)	(204,099)	(2,320,369)
Credit facility unrealized (appreciation) depreciation (See Note 5)	(19,852,714)	14,930,395	(25,691,628)	20,649,089

Net change in unrealized (depreciation) appreciation	(9,948,615)	42,190,651	8,093,609	5,553,068

Net realized and unrealized (loss) gain from investments and credit facility	(10,089,601)	36,932,457	(8,651,242)	(592,196)

Net (decrease) increase in net assets resulting from operations	$(3,031,143)	$42,198,990	$5,645,104	$10,442,266

Net (decrease) increase in net assets resulting from operations per common share (See Note 8)	$(0.11)	$2.00	$0.21	$0.49
Net investment income per common share	0.26	0.25	0.54	0.52

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six months ended March 31,
	2010	2009
Increase in net assets from operations:
Net investment income	$14,296,346	$11,034,462
Net realized loss on investments	(16,744,851)	(6,145,264)
Net change in unrealized appreciation (depreciation) on investments	33,785,237	(15,096,021)
Net change in unrealized (appreciation) depreciation on credit facility	(25,691,628)	20,649,089

Net increase in net assets resulting from operations	5,645,104	10,442,266
Distributions to Stockholders:
Distributions from net investment income	(14,657,474)	(10,113,011)
Capital Share Transactions:
Issuance of shares of common stock, net of offering costs	57,644,000	—

Total increase in net assets	48,631,630	329,255

Net Assets:

Beginning of period	300,580,268	210,728,260
Cumulative effect of adoption of fair value option (See Note 5)	—	41,796,000

Adjusted beginning of period balance	300,580,268	252,524,260
End of period	$349,211,898	$252,853,515

Undistributed net investment income, at period end	1,626,997	318,791
Capital Share Activity:
Shares issued in connection with public offerings	6,190,000	—

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,645,104	$10,442,266
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(33,785,237)	15,096,021
Net change in unrealized appreciation (depreciation) on credit facility	25,691,628	(20,649,089)
Net realized loss on investments	16,744,851	6,145,264
Net accretion of discount and amortization of premium	(2,000,365)	(1,037,219)
Purchase of investments	(119,033,410)	(15,297,151)
Payments-in-kind	(3,354,193)	(1,792,875)
Proceeds from dispositions of investments	23,491,075	5,536,574
(Increase) in interest receivable	(2,564,187)	(688,236)
(Increase) in receivables for investments sold	(2,136,493)	—
Decrease in prepaid expenses and other assets	320,321	256,981
Increase in payables for investments purchased	5,010,475	9,257,269
Increase in unfunded investments	7,010,744	4,665,231
(Decrease) in interest payable on credit facility	(21,337)	(651,189)
Increase in management fee payable	552,096	1,661,339
Increase in performance-based incentive fee payable	256,428	1,197,284
(Decrease) increase in accrued expenses	(675,898)	(72,392)

Net cash (used for) provided by operating activities	(78,848,398)	14,070,078

Cash flows from financing activities:
Issuance of shares of common stock, net of offering costs	57,644,000	—
Distributions paid to stockholders	(11,508,698)	(10,113,011)
Borrowings under credit facility (See Note 10)	116,000,000	41,300,000
Repayments under credit facility (See Note 10)	(115,600,000)	(55,600,000)

Net cash provided by (used for) financing activities	46,535,302	(24,413,011)

Net decrease in cash and cash equivalents	(32,313,096)	(10,342,933)
Cash and cash equivalents, beginning of period	33,247,666	40,249,201

Cash and cash equivalents, end of period	$934,570	$29,906,268

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$1,545,142	$3,543,582
Income taxes paid	$97,890	$—
Cumulative effect of adoption of fair value option on credit facility	$—	$41,796,000

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 163.6% (1),(2)
Subordinated Debt/Corporate Notes – 56.7%
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	8.39	%(6)	L+750		$24,541,792	$24,017,449	$23,069,285
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		10,000,000	9,605,598	10,750,000
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,961,162	8,190,563
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,515,227	20,115,539	21,130,684
Da-Lite Screen Company, Inc. (5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,328,495	24,312,500
Digicel Limited (5), (10)	04/01/2014	Telecommunications	12.00%		—		1,000,000	995,991	1,132,500
i2 Holdings Ltd. (10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		22,968,996	22,633,316	23,026,417
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—		15,000,000	14,769,363	15,000,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—		10,455,885	10,334,438	10,455,885
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	8,986,805	7,275,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,573,472	11,205,768	11,573,472
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,349,340	20,170,101	20,959,820
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—		21,000,000	20,507,457	21,000,000

Total Subordinated Debt/Corporate Notes								195,631,482	197,876,126

Second Lien Secured Debt – 41.1%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.28%		L+600		13,600,000	13,181,898	12,158,400
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.29%		L+700		12,000,000	11,755,043	11,100,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.79%		L+750		12,000,000	11,957,086	11,640,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,436,357	2,436,357	2,448,539
Mohegan Tribal Gaming Authority(5)	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,818,140	5,325,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,235,537	3,235,537	3,235,537
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+850	(8)	1,675,694	1,675,694	1,675,694
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,955,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.00%		L+775		10,000,000	9,946,635	9,062,500
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	16,964,985	17,860,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.00	%(6)	L+575		21,500,000	19,036,433	19,672,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.25	%(6)	L+700		22,500,000	22,489,125	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	7.04	%(6)	L+675		17,393,790	16,887,722	15,915,318

Total Second Lien Secured Debt								144,384,655	143,548,488

Preferred Equity/Partnership Interests (7) – 2.8%
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—		—		319	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—		797	797,288	1,007,863
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%		—		144,377	144,376	144,376
i2 Holdings Ltd. (10)	—	Aerospace and Defense	12.00%		—		4,137,240	4,137,239	4,694,215
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—		1,312	1,312,006	1,453,128
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%		—		91,608	2,499,066	1,889,134

Total Preferred Equity/Partnership Interests								9,894,691	9,874,536

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par /Shares	Cost	Fair Value(3)
Common Equity/Warrants/Partnership Interests (7) – 5.1%
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		$1,627	$16,271	$452,381
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,556	3,200,000	6,975,042
i2 Holdings Ltd. (10)	—	Aerospace and Defense	—		—		457,322	454,030	—
Magnum Hunter Resources Corporation	—	Oil and Gas	—		—		1,055,932	2,464,999	3,157,237
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—		—		4,325	1,306,167	1,076,765
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—		—		531	—	132,199
TRAK Acquisition Corp. (warrants)	12/29/2019	Business Services	—		—		3,500	29,400	733,447
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—		—		137,923	2,433,112	4,002,413
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	6,467	1,247,171
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	—

Total Common Equity/Warrants/Partnership Interests								9,911,362	17,776,655

First Lien Secured Debt – 57.9%
1-800 Contacts, Inc.	03/04/2015	Distribution	7.70%		P+295	(8)	13,859,649	11,950,695	13,721,052
Ceva Group PLC(5), (10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,294,823	8,006,250
Ceva Group PLC(5), (10)	04/01/2018	Logistics	11.50%		—		1,000,000	987,205	1,037,500
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,625,000	9,096,997	9,997,969
Columbus International, Inc. (5), (10)	11/20/2014	Communication	11.50%		—		10,000,000	10,000,000	10,950,000
EnviroSolutions, Inc.	07/07/2012	Environmental Services	12.00	%(6),(7)	P+775	(8)	14,228,928	13,445,577	10,771,298
EnviroSolutions, Inc. (9)	11/10/2010	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950	(8)	9,975,000	9,690,958	9,900,187
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.53%		L+225		8,797,500	8,797,500	5,252,107
Headwaters Incorporated (5)	11/01/2014	Diversified /Conglomerate Manufacturing	11.38%		—		3,000,000	2,973,923	3,131,250
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	2.81%		L+250		5,000,000	5,000,000	4,725,000
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	25,000,000	24,500,000	25,000,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.50%		L+225		9,781,081	9,781,081	7,922,676
Lyondell Chemical Co.	06/03/2010	Chemicals, Plastics and Rubber	13.00%		L+1,000	(8)	12,668,615	13,025,033	13,101,945
Lyondell Chemical Co. (9)	06/03/2010	Chemicals, Plastics and Rubber	—		—		6,331,385	6,504,901	6,547,950
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.69%		L+225		3,890,250	3,890,250	3,209,456
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	2.33%		L+200		1,790,000	1,790,365	1,737,464
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	4,850,786	4,850,786	3,601,708
Philosophy, Inc.	03/16/2014	Consumer Products	2.25%		L+200		1,426,506	1,426,506	1,323,084
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	56,730	56,730	56,730
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		344,078	344,078	344,078
Rexnord, L.L.C.	07/19/2013	Manufacturing/Basic Industry	2.50%		L+225		2,873,033	2,873,033	2,736,564
Sitel, L.L.C.	01/30/2014	Business Services	5.75%		L+550		1,623,261	1,623,261	1,594,854
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,683,880	29,131,250
U.S. Xpress Enterprises, Inc.	10/12/2014	Cargo Transportation	6.50%		L+450	(8)	14,873,451	10,522,139	12,939,903
World Color Press Inc. (10)	07/21/2012	Printing and Publishing	9.00%		P+500	(8)	3,487,361	3,215,489	3,519,330
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		5,000,000	4,864,144	5,400,000

Total First Lien Secured Debt								203,856,020	202,326,271

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								563,678,210	571,402,076

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 4.7% (1),(2)
Subordinated Debt/Corporate Notes – 1.5%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures and Entertainment	14.25	%(6)	—	$5,446,061	$5,261,718	$5,364,370

Second Lien Secured Debt – 2.4%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures and Entertainment	6.00%		L+575	8,750,000	8,750,000	8,264,375

Common Equity/Partnership Interest (7) – 0.8%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	37,500	3,750,000	2,666,531

Investments in Non-Controlled, Affiliated Portfolio Companies							17,761,718	16,295,276

Total Investments – 168.3%							581,439,928	587,697,352

Cash Equivalents – 0.3%						934,570	934,570	934,570

Total Investments and Cash Equivalents – 168.6%							$582,374,498	$588,631,922

Liabilities in Excess of Other Assets – (68.6)%								(239,420,024)
Net Assets – 100.0%								$349,211,898

(1)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.

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

SCHEDULE OF INVESTMENT– (Continued)

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

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENT– (Continued)

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 5.4% (1),(2)

Subordinated Debt/Corporate Notes – 1.7%

Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures and Entertainment	14.25	%(6)	—	$5,077,822	$4,878,081	$4,988,960

Second Lien Secured Debt – 2.7%

Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures and Entertainment	6.24%		L+575	8,750,000	8,750,000	8,019,375

Common Equity/Partnership Interest (7) – 1.0%

NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	37,500	3,750,000	3,107,403

Investments in Non-Controlled, Affiliated Portfolio Companies							17,378,081	16,115,738

Total Investments – 156.3%							497,287,886	469,760,073

Cash Equivalents – 11.1%						33,247,666	33,247,666	33,247,666

Total Investments and Cash Equivalents – 167.4%							$530,535,552	$503,007,739

Liabilities in Excess of Other Assets – (67.4%)								(202,427,471)
Net Assets – 100.0%								$300,580,268

(1)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)	As used in this Schedule of Investments and in accordance with the 1940 Act, “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (See Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.

SEE NOTES TO FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

On September 29, 2009, PennantPark Investment closed a follow-on public offering and sold 4,300,000 shares of common stock at a price of $8.00 per share, resulting in net proceeds of $32.5 million. On October 13, 2009, the underwriters of the follow-on offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 440,000 shares of common stock at a price of $8.00 per share resulting in net proceeds of $3.3 million. On March 8, 2010, PennantPark Investment closed a follow-on public offering and sold 5,750,000 shares of common stock at a price of $10.00 per share, resulting in net proceeds of $54.3 million, inclusive of the underwriters’ over-allotment option.

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

(c)	Income Taxes

        Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) and expects to be subject to tax as a regulated investment company, or “RIC”. As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of taxes in the future. Although we are subject to tax as a RIC, we have elected to retain a portion of our calendar year income and pay an excise tax of $0.1 million for the six months ended March 31, 2010. PennantPark Investment recognizes in its financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the character of income and gain distributions are determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

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

In May 2009, FASB issued guidance on, Subsequent Events, or ASC 855, which establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In February 2010, the FASB issued clarification guidance under Accounting Standards Update (ASU) 2010-09, or ASU 2010-09, which clarifies that a Securities and Exchange Commission’s filer need not to disclose the date when the financial statements are evaluated through in a note to the financial statements. The adoption of ASC 855 or ASU 2010-09 did not have a material impact on our financial statements.

In June 2009, FASB issued guidance on, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB 162, or ASC 105-10, Generally Accepted Accounting Principles. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of ASC 105-10, the Accounting Standards Codification, or ASC, has superseded all then-existing GAAP for non-governmental entities and reporting standards, subject to certain grandfathered literature. The purpose of ASC is not to change accounting literature but rather to serve as a single source of authoritative accounting literature. The adoption of ASC 105-10 did not have a material impact on our financial statements.

In August 2009, the FASB released ASU No. 2009-05 as an update to ASC 820, Measuring Liabilities at Fair Value. ASU 2009-05 provides additional clarity in circumstances where a quoted price in an active market for the identical liability is not available. ASU 2009-05 clarifies that a liability is required to measure fair value by using one or more of the following techniques: (a) The quoted price of the identical liability when traded as an asset; (b) Quoted prices for similar liabilities or similar liabilities when traded as an asset; or (c) Another valuation technique that is consistent with principles of ASC 820. This update also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate adjustment to an input relating to the existence of a restriction that prevents the transfer of the liability. The update also states that both a quoted price in an active market for a liability at the measurement date and the quoted price for the same liability when traded as an asset in an active market when no adjustments are made to the quoted price are Level 1 fair value measurements. We adopted ASU 2009-05 on September 30, 2009 and it did not have a material impact on our financial statements. See Note 5 to the financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to clarify and amend ASC 820-10. In particular, it requires additional disclosures with regards to transfers into and out of Levels 1 and 2. It also requires that entities disclose on a gross basis purchases, sales, issuances, and settlements within the Level 3 fair value roll-forward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall into Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the additional disclosure requirements of ASU 2010-06 did not materially impact our financial statements. The disclosures regarding the disaggregation of purchases, sales and settlements in the roll-forward of activity in Level 3 fair value measurements is not expected to have a material impact on our financial statements.

3. AGREEMENTS

        PennantPark Investment has entered into an investment management agreement (the “Investment Management Agreement”) with the Investment Adviser, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of, and provides investment advisory services to, PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility or “average adjusted gross assets”, if any, see Note 10). Although the base management fee is 2.00% our of average adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee has been 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and six months ended March 31, 2010, the Investment Adviser earned a base management fee of $2.8 million and $5.3 million, respectively, from us. For the three and six months ended March 31, 2009, the Investment Adviser earned a base management fee of $1.8 million and $3.6 million, respectively, from us.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three and six months ended March 31, 2010, the Investment Adviser earned an incentive fee of $1.8 million and $3.6 million, respectively from us. For the three and six months ended March 31, 2009, the Investment Adviser earned an incentive fee of $1.3 million and $2.8 million, respectively from us.

PennantPark Investment has also entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”), which was re-approved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. To the extent that our Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the three and six months ended March 31, 2010, the Investment Adviser was reimbursed $1.1 million and $1.5 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2009, the Investment Adviser was reimbursed $0.7 million and $1.1 million, respectively, from us, including expenses it incurred on behalf of the Administrator.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments including PIK for the three and six months ended March 31, 2010 totaled $70.8 million and $122.4 million, respectively. For the same period in the prior year, purchases of long-term investments including PIK totaled $15.4 million and $17.1 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2010 totaled $6.7 million and $23.5 million, respectively. For the same period in the prior year, sales and repayments of long-term investments totaled $3.3 million and $5.5 million, respectively

Investments and cash equivalents consisted of the following:

	March 31, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
First lien	$203,856,020	$202,326,271	$164,863,868	$150,607,490
Second lien	153,134,655	151,812,863	152,321,496	134,401,542
Subordinated debt / corporate notes	200,893,200	203,240,496	158,139,903	157,119,017
Preferred equity	9,894,691	9,874,536	9,750,317	10,934,053
Common equity	13,661,362	20,443,186	12,212,302	16,697,971

Total Investments	581,439,928	587,697,352	497,287,886	469,760,073
Cash equivalents	934,570	934,570	33,247,666	33,247,666

Total Investments and cash equivalents	$582,374,498	$588,631,922	$530,535,552	$503,007,739

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of March 31, 2010 and September 30, 2009.

Industry Classification	March 31, 2010	September 30, 2009
Hotels, Motels, Inns and Gaming	8%	7%
Business Services	7	7
Chemicals, Plastic and Rubber	7	9
Aerospace and Defense	6	8
Home and Office Furnishings, Housewares and Durable Consumer Products	6	3
Healthcare, Education and Childcare	5	7
Printing and Publishing	5	—
Transportation	5	5
Consumer Products	4	5
Energy / Utilities	4	5
Insurance	4	5
Oil and Gas	4	6
Auto Sector	3	4
Buildings and Real Estate	3	3
Cargo Transport	3	3
Environmental Services	3	3
Financial Services	3	3
Leisure, Amusement, Motion Picture and Entertainment	3	3
Other Media	3	3
Communication	2	—
Distribution	2	3
Diversified / Conglomerate Services	2	—
Education	2	2
Grocery	2	—
Logistics	2	2
Other	2	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Substantially, all of our investments and long-term credit facility are classified as Level 3.

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

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

At March 31, 2010 and September 30, 2009, our cash and cash equivalents, investments and our long-term credit facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

At March 31, 2010		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$557,379,630	$—	$—	$557,379,630
Equity investments	30,317,722	3,157,237	—	27,160,485

Total Investments	587,697,352	3,157,237	—	584,540,115
Cash Equivalents	934,570	934,570	—	—

Total Investments and cash equivalents	588,631,922	4,091,807	—	584,540,115

Long-Term Credit Facility	$(201,567,008)	$—	$—	$(201,567,008)

At September 30, 2009		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$442,128,049	$—	$—	$442,128,049
Equity investments	27,632,024	—	—	27,632,024

Total Investments	469,760,073	—	—	469,760,073
Cash Equivalents	33,247,666	33,247,666	—	—

Total Investments and cash equivalents	503,007,739	33,247,666	—	469,760,073

Long-Term Credit Facility	$(168,475,380)	$—	$—	$(168,475,380)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2010 and 2009:

Period Ended March 31, 2010

Description		Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009		$442,128,049	$27,632,024	$469,760,073
Realized (losses)		(13,739,688)	(3,005,163)	(16,744,851)
Unrealized appreciation		32,692,977	400,023	33,093,000
Purchases, PIK and net discount accretion		121,095,534	827,434	121,922,968
Sales / repayments		(23,491,075)	—	(23,491,075)
Non-cash exchanges		(1,306,167)	1,306,167	—
Transfers in and /or out of Level 3		—	—	—

Ending Balance, March 31, 2010		$557,379,630	27,160,485	584,540,115

Net change in unrealized appreciation (depreciation) for the six months ended March 31, 2010 within the net change in unrealized appreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date:		$16,550,354	$(2,605,139)	$13,945,215

Period Ended March 31, 2009
Description		Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2008		$349,260,104	$22,887,716	$372,147,820
Realized (losses)		(6,145,264)	—	(6,145,264)
Unrealized (depreciation)		(14,515,304)	(580,717)	(15,096,021)
Purchases, PIK and net discount accretion		17,282,988	844,257	18,127,245
Sales / repayments		(5,536,574)	—	(5,536,574)
Non-cash exchanges		(1,209,455)	1,209,455	—
Transfers in and /or out of Level 3		—	—	—

Ending Balance, March 31, 2009		$339,136,495	$24,360,711	$363,497,206

Net change in unrealized depreciation for the six months ended March 31, 2009 reported within the net change in unrealized depreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date:		$(17,523,679)	$(580,717)	$(18,104,396)

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2010 and 2009. As of March 31, 2010 and 2009, there were no temporary draws outstanding.

Period Ended March 31, 2010

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	25,691,628
Borrowings	86,700,000
Repayments	(79,300,000)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2010 (Cost – $225,500,000)	$201,567,008

Period Ended March 31, 2009

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2008 (Cost – $162,000,000)	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized (depreciation) included in earnings	(20,649,089)
Borrowings	35,700,000
Repayments	(10,000,000)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2009 (Cost – $187,700,000)	$125,254,911

The carrying value of our financial instruments approximates fair value. Effective October 1, 2008, we adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our long-term credit facility. PennantPark Investment elected to use the fair value option for the credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the statement of operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the six month periods ended March 31, 2010 and 2009, our credit facility had a net change in unrealized (appreciation) depreciation of $(25.7) million and $20.6 million, respectively. On March 31, 2010 and September 30, 2009, net unrealized depreciation on our long-term credit facility totaled $23.9 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment has taken and in the future may take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fees. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

7. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on March 31, 2010 or September 30, 2009.

8. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net (decrease) increase in net assets resulting from operations.

	Three months ended March 31,		Six months ended March 31,
Class and Year	2010	2009	2010	2009
Numerator for net (decrease) increase in net assets resulting from operations	$(3,031,143)	$42,198,990	$5,645,104	$10,442,266
Denominator for basic and diluted weighted average shares	27,342,105	21,068,772	26,538,003	21,068,772
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.11)	$2.00	$0.21	$0.49

9. FINANCIAL HIGHLIGHTS

PennantPark Investment’s net assets and net asset value per share on March 31, 2010 and 2009 were $349.2 million and $252.9 million, respectively, and $11.07 and $12.00, respectively. Below are the financial highlights for the six months ended March 31, 2010 and 2009.

	Six months ended March 31,
	2010	2009
Per Share Data:
Net asset value, beginning of period	$11.85	$10.00
Cumulative effect of adoption of fair value option(1)	—	1.99

Adjusted net asset value, beginning of period	11.85	11.99
Net investment income(2)	0.54	0.52
Net change in realized and unrealized (loss)(2)	(0.33)	(0.03)

Net increase in net assets resulting from operations(2)	0.21	0.49
Dividends to stockholders(2),(3)	(0.55)	(0.48)
Dilutive effect of common stock issuance below net asset value	(0.44)	—

Net asset value, end of period	$11.07	$12.00

Per share market value, end of period	$10.37	$3.75
Total return*(4)	34.54%	(43.40)%
Shares outstanding at end of period	31,558,772	21,068,772

PENNANTPARK INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

	Six months ended March 31,
	2010	2009
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	7.11%	7.82%
Ratio of credit facility related expenses to average net assets	1.05%	2.80%
Ratio of total expenses to average net assets	8.16%	10.62%
Ratio of net investment income to average net assets	9.10%	10.22%
Net assets at end of period	$349,211,898	$252,853,515
Average debt outstanding	$231,791,209	$167,012,637
Average debt per share	$8.73	$7.93
Portfolio turnover ratio	9.23%	2.73%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)

On October 1, 2008, PennantPark Investment adopted ASC 825 and made an irrevocable election to apply the fair value option to our long-term credit facility. Upon our adoption Net Asset Value increased $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.

(2)

Net investment income, net change in realized and unrealized loss, net increase (decrease) in net assets resulting from operations and distributions per share data are calculated based on the weighted average shares outstanding for the respective periods.

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

10. CREDIT FACILITY

On June 25, 2007, we entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and JPMorgan Chase (Chase Lincoln First Commercial successor in interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of March 31, 2010 and September 30, 2009, there were $225.5 million and $225.1 million (including a $7.0 million temporary draw) in outstanding borrowings under the credit facility, respectively, with a weighted average interest rate at the time of 1.27% and 1.31%, respectively, exclusive of the fee on undrawn commitment of 0.20%.

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

11. COMMITMENTS AND CONTINGENCIES

        From time to time, PennantPark Investment, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the statement of assets and liabilities and schedule of investments at fair value represent unfunded delayed draws on investments in first lien secured debt.

12. SUBSEQUENT EVENTS

On April 29, 2010, PennantPark Investment amended its senior secured revolving credit facility. The amendment allows PennantPark Investment to form a Small Business Investment Company subsidiary (the “SBIC”) and to operate the SBIC under regulations applicable to the Small Business Administration program. There were no changes to existing lenders’ commitment amounts, pricing or maturity date.

The description above is only a summary of the material amendment provisions of the credit facility, does not purport to be complete and is qualified in its entirety by reference to the provisions in the credit facility, as amended, which is attached as an Exhibit to this Report on Form 10-Q.

PennantPark Investment has evaluated subsequent events through the date of issuance of the financial statements and has no further required disclosure to report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation

We have reviewed the accompanying statement of assets and liabilities of PennantPark Investment Corporation (the “Company”), including the schedules of investments, as of March 31, 2010, the statements of operations for the three and six month periods ended March 31, 2010 and 2009, and the statements of changes in net assets and cash flows for the six months ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

May 5, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies and their ability to achieve their objectives;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and borrowing costs on our business;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our expected financings and investments;

•	the adequacy of our financing arrangements and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and will continue to use, the proceeds of our public offerings of securities and of our credit facility in accordance with our investment objectives. Market conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. However, market conditions have, and in the future may continue to, adversely affect our portfolio valuations and increase the risk of default among our portfolio companies, which could negatively impact our performance.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2010, our portfolio totaled $587.7 million and consisted of $203.3 million of subordinated debt, $151.8 million of second lien secured debt, $202.3 million of senior secured loans and $30.3 million of preferred and common equity investments. Our core assets totaled $555.6 million and consisted of investments in thirty-eight different companies with an average investment size of $14.6 million per company and a weighted average yield of 12.4% on debt investments. Our non-core senior secured loan portfolio totaled $32.1 million and consisted of nine different companies with an average investment size of $3.6 million, and a weighted average yield of 3.0% on debt investments. Our debt portfolio consisted of 66% fixed-rate (including 23% with a LIBOR floor) and 34% in variable-rate investments. Overall, the portfolio had an unrealized appreciation of $6.3 million as of March 31, 2010. Our overall portfolio consisted of forty-seven companies with an average investment size of $12.5 million and a weighted average yield on debt investments of 11.7%, and was invested 35% in subordinated debt, 26% in second lien secured debt, 34% in senior secured loans and 5% in preferred and common equity investments.

        For the three months ended March 31, 2010, we invested $68.5 million in three new and four existing portfolio companies with a weighted average yield on debt investments of 13.7%. During the same period we had one debt investment, representing 2.4% of our debt portfolio on a cost basis at March 31, 2010, which moved to non-accrual status. Sales and repayments of long-term investments for the three months ended March 31, 2010 totaled $6.7 million. For the six months ended March 31, 2010, we invested $119.0 million, in nine new and six existing portfolio companies with a weighted average yield of 13.3% on debt investments. Sales and repayments of long-term investments totaled $23.5 million for the same period.

As of September 30, 2009, our portfolio totaled $469.8 million and consisted of $157.1 million of subordinated debt, $134.4 million of second lien secured debt, $150.6 million of senior secured loans and $27.7 million of preferred and common equity investments. Our core assets totaled $427.1 million and consisted of investments in thirty different companies with an average investment size of $14.2 million per company and a weighted average yield of 12.5% on debt investments. Our non-core senior secured loan portfolio totaled $42.7 million and consisted of thirteen different companies (including one company also in our core portfolio) with an average investment size of $3.3 million and a weighted average yield of 3.1%. Our debt portfolio consisted of 53% fixed-rate (including 15% with a LIBOR floor) and 47% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $27.5 million. Our overall portfolio consisted of forty-two companies with an average investment size of $11.2 million and a weighted average yield on debt investments of 11.4%, and was invested 33% in subordinated debt, 29% in second lien secured debt, 32% in senior secured loans and 6% in preferred and common equity investments.

For the three months ended March 31, 2009, we invested approximately $14.5 million in one new and one existing portfolio companies, with an average yield of 21.5% on debt investments. Sales and repayments of long-term investments totaled $3.3 million for the same period. For the six months ended March 31, 2009, we invested approximately $15.3 million in one new and three existing portfolio companies with a weighted average yield of 21.4% on debt investments. Sales and repayments of long-term investments totaled $5.5 million for the same period.

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

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Substantially, all of our investments and long-term credit facility are classified as Level 3.

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

In February 2007, the FASB issued guidance on, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115, or ASC 825-10. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted ASC 825-10 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon adoption, our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. For the six months ended March 31, 2010 and 2009, our long-term credit facility had a net change in unrealized (appreciation) depreciation of $(25.7) million and $20.6 million, respectively. On March 31, 2010 and September 30, 2009, net unrealized appreciation on our long-term credit facility totaled $23.9 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. We have used a nationally recognized independent valuation service to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the Statement of Operations. We have not elected to apply ASC 825-10 to any other financial assets or liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2010 and 2009.

Investment Income

Investment income for the three and six months ended March 31, 2010, was $13.5 million and $27.1 million, respectively, and was primarily attributable to $5.9 million and $11.3 million from subordinated debt investments, $3.3 million and $6.5 million from second lien secured debt investments and $3.2 million and $6.7 million from senior secured loan investments, respectively. The remaining investment income was primarily attributed to net accretion of discount and amortization of premium and other income. The increase in investment income compared with the same periods in the prior year is due to the growth of our portfolio and the transition of the portfolio from temporary to long-term core investments offset by lower interest rates on our variable rate portfolio of investments.

Investment income for the three and six months ended March 31, 2009, was $10.4 million and $22.5 million, respectively, of which $2.5 million and $5.0 million was attributable to subordinated debt investments, $3.4 million and $7.3 million was attributable to second lien secured debt investments, and $4.3 million and $9.3 million was attributable to senior secured loan investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The change in investment income compared with the same periods in the prior year is due to the growth of our portfolio, the transition of the portfolio from temporary to long-term core investments offset by lower interest rates.

Expenses

Expenses for the three and six months ended March 31, 2010, totaled $6.5 million and $12.8 million, respectively. For the same respective periods, base management fees totaled $2.8 million and $5.3 million, performance-based incentive fees totaled $1.8 million and $3.6 million, credit facility related expenses totaled $0.8 million and $1.6 million, general and administrative expenses totaled $1.1 million and $2.2 million, respectively. For the six months ended March 31, 2010, an excise tax of $0.1 million was incurred.

Expenses for the three and six months ended March 31, 2009, totaled $5.2 million and $11.5 million, respectively. For the same respective periods, base management fees totaled $1.8 million and $3.6 million, performance-based incentive fees totaled $1.3 million and $2.8 million, credit facility related expenses totaled $1.2 million and $3.0 million, general and administrative expenses totaled $0.9 million and $2.1 million.

Net Investment Income

Net investment income totaled $7.1 million and $14.3 million, or $0.26 and $0.54 per share, for the three and six months ended March 31, 2010, respectively. For the same respective periods in the prior year, net investment income totaled $5.3 million and $11.0 million, or $0.25 and $0.52 per share.

Net Realized Loss

Sales and repayments of long-term investments for the three and six months ended March 31, 2010 totaled $6.7 million and $23.5 million, respectively, and realized losses totaled approximately $0.1 million and $16.7 million, respectively, due to sales of non-core senior secured loans and restructurings on investments offset by repayments on other investments.

Sales and repayments of long-term investments for the three and six months ended March 31, 2009 totaled $3.3 million and $5.5 million, respectively, and realized losses totaled approximately $5.3 million and $6.1 million, respectively, due to sales of non-core senior secured loans and restructurings on investments.

Net Unrealized Appreciation (Depreciation) on Investments and (Appreciation) Depreciation on Credit Facility

For the three and six months ended March 31, 2010, our investments had a net change in unrealized appreciation of $9.9 million and $33.8 million, respectively. On March 31, 2010 and September 30, 2009, net unrealized appreciation (depreciation) on investments totaled $6.3 million and $(27.5) million, respectively. The increase in unrealized appreciation on investments is due to the improvements in the leveraged finance credit markets.

For the three and six months ended March 31, 2010, our long-term credit facility had a net change in unrealized appreciation of $19.9 million and $25.7 million, respectively. On March 31, 2010 and September 30, 2009, net unrealized depreciation on our long-term credit facility totaled $23.9 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. The increase in unrealized appreciation on our credit facility is due to the improvements in the leveraged finance credit markets.

        For the three and six months ended March 31, 2009, our investments had a net unrealized appreciation of $27.3 million and a net unrealized depreciation of $15.1 million, respectively. On March 31, 2009 and September 30, 2008, net unrealized depreciation on investments and cash equivalents totaled $87.1 million and $72.0 million, respectively, primarily due to the downturn in the leveraged finance credit markets.

For the three and six months ended March 31, 2009, our credit facility experienced a net unrealized depreciation of $14.9 million and $20.6 million, respectively. On March 31, 2009, net unrealized appreciation on our long-term credit facility totaled $62.4 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million.

Net (Decrease) Increase in Net Assets from Operations

Net (decrease) increase in net assets resulting from operations totaled $(3.0) million and $5.6, respectively, or $(0.11) per share and $0.21 per share, respectively, for the three and six months ended March 31, 2010. The decrease in net assets from operations for the three months ended March 31, 2010 is due to appreciation on our credit facility offset by appreciation on investments and net investment income. The increase in net assets from operations for the six months ended March 31, 2010 is due to increase in the fair values of our investments held in our portfolio offset by the increase in fair value of our credit facility and realized losses on investments.

Net increase in net assets resulting from operations totaled $42.2 million and $10.4 million, respectively, or $2.00 and $0.49 per share, respectively, for the three and six months ended March 31, 2009, primarily due to an increase in investment values and a decline in market value of our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial, as successor in interest to Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of March 31, 2010, PennantPark Investment had outstanding borrowings of $225.5 million with a fair value of $201.6 million, with a weighted average interest rate at the time of 1.27% exclusive of the fee on undrawn commitments of 0.20%.

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

We have and may continue to raise additional equity or debt capital through a registered offering off a shelf registration, or we may securitize a portion of our investments, among other considerations. In addition, any future additional debt capital we incur, to the extent it is available under stressed credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current credit facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure considering our credit facility matures in June 2012. Furthermore, our credit facility availability depends on various covenants and restrictions as discussed in the preceding paragraph. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

Our liquidity and capital resources are also generated and available from cash flows from operations, including investment sales and repayments, and income earned while our primary use of funds from operations includes investments in portfolio companies, payments of fees and other operating expenses we incur. On February 2, 2010, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of 12 months. On March 8, 2010, we sold 5.75 million shares of our common stock at a price of $10.00 per share, below the then current net asset value per share of common stock, resulting in net proceeds of $54.3 million, inclusive of the underwriters’ over-allotment option. Any decision to sell shares below the then current net asset value per share of our common stock in one or more offerings is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to our stockholder’s interest in our common stock and a reduction of our net asset value per share.

For the six months ended March 31, 2010, our operating activities used cash of $78.8 million and our financing activities provided cash of $46.5 million, primarily from proceeds of our common stock offerings.

For the six months ended March 31, 2009, our operating activities provided cash of $14.1 million and our financing activities used net cash proceeds of $24.4 million, primarily from net borrowings on our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the multi-currency $300.0 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$225.5	—	$225.5	—	—

(1)

On March 31, 2010, $74.5 million remained unused under our senior secured revolving credit facility, subject to maintenance of at least 200% of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies, and restrictions on certain payments and issuance of debt.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we also must distribute at least 98% of our income (both ordinary income and net capital gains) in order to preclude the imposition of an entity level excise tax. For the six months ended March 31, 2010, we have elected to retain a portion of our calendar year income and record an excise tax of $0.1 million.

During the three and six months ended March 31, 2010, we declared distributions of $0.26 and $0.51 per share, respectively, for total distributions of $8.2 million and $14.7 million, respectively. For the same periods in the prior year, we declared distributions of $0.24 and $0.48 per share, respectively, for total distributions of $5.1 million and $10.1 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

Recent Developments

On March 17, 2010, the PennantPark Investment received a letter from the Investment Division of the Small Business Administration (the “SBA”) that invited us to move forward with the licensing of a SBIC We remain cautiously optimistic that we will complete the licensing process although the process is still subject to the SBA approval. The SBIC, which will be a wholly-owned subsidiary of the PennantPark Investment, will have investment objectives similar to ours and will make similar types of investments in accordance with SBA regulations. The SBIC will be subject to regulation and oversight by the SBA.

To the extent that we receive an SBIC license, our SBIC will be allowed to obtain leverage by issuing SBA-guaranteed debentures subject to required capitalization thresholds. SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. SBA current regulations limit the amount that a single SBIC may borrow to a maximum of $150 million, which is up to twice its regulatory capital. This means that our SBIC may access the maximum borrowing if it has $75 million in regulatory capital, which generally equates to the amount of its equity capital. However, we may determine to capitalize the SBIC subsidiary with a lesser amount.

In connection with the filing of its SBA license application, we will be applying for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary from our consolidated asset coverage ratio.

There can be no assurance that (i) we will be granted an SBIC license in a timely manner, (ii) that if we are granted an SBIC license we will be able to capitalize the subsidiary and access the maximum borrowing amount available, or (iii) that we will receive exemptive relief from the SEC with respect to the SBA-guaranteed debentures.

On April 29, 2010, PennantPark Investment amended its senior secured revolving credit facility. The amendment allows PennantPark Investment to form and to operate the SBIC under regulations applicable to the SBA program. There were no changes to existing lenders’ commitment amounts, pricing or maturity date.

The description above is only a summary of the material amendment provisions of the credit facility, does not purport to be complete and is qualified in its entirety by reference to the provisions in the credit facility, as amended, which is attached as an Exhibit to this Report on Form 10-Q.

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

On February 2, 2010, PennantPark Investment Corporation held its 2010 Annual Meeting of Stockholders in New York, N.Y. for the purpose of considering and voting upon the election of a director, ratification of the selection of an independent registered public accounting firm and another business matter. Votes were cast as follows:

Director Nominee	For	Withheld
Election of Arthur H. Penn	15,721,719	1,829,860

Proposal	For	Against	Abstain
To ratify the selection of KPMG LLP to serve as PennantPark Investment Corporation’s independent registered public accounting firm for the fiscal year ending September 30, 2010.	23,022,212	570,059	76,678

The table below shows the votes casted as a percentage of shares outstanding and in terms of votes cast as follows:

Proposal:

To consider and vote upon a proposal to authorize flexibility for us, with the approval of our Board of Directors, to sell shares of our Common Stock (during the next 12 months) at a price below our then current net asset value per share, subject to certain limitations described in the proxy statement.

	With Affiliates		Without Affiliates
	Total Voted	% of Outstanding Shares	Total Voted	% of Outstanding Shares
For	16,452,440	63.75%	14,595,204	56.55%
Against	1,069,446	4.14%	1,069,446	4.14%
Abstain	29,692	0.12%	29,692	0.12%
Not voted	8,257,194	31.99%	10,114,430	39.19%

Item 5.	Other Information

On April 29, 2010, PennantPark Investment amended its senior secured revolving credit facility. The amendment allows PennantPark Investment to form and to operate the SBIC under regulations applicable to the SBA program. There were no changes to existing lenders’ commitment amounts, pricing or maturity date.

        The description above is only a summary of the material amendment provisions of the credit facility, does not purport to be complete and is qualified in its entirety by reference to the provisions in the credit facility, as amended, which is attached as an Exhibit to this Report on Form 10-Q.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

2.(k)(5) *	Amendment to Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K (File No. 814-00736), filed on June 28, 2007).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 18, 2009).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 5, 2010	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: May 5, 2010	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)