Form 10-Q
period 2010-06-30
PENNANTPARK INVESTMENT CORP
filed 2010-08-04
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 4, 2010 was 31,558,772.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

We are filing this Report in compliance with Rule 13a-13 promulgated by the SEC. In this Report, “PennantPark Investment”, “we”, “our” or “us” refer to PennantPark Investment Corporation and its Subsidiaries unless the context otherwise requires.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2010 (unaudited)	September 30, 2009
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$600,409,815 and $479,909,805, respectively)	$606,401,552	$453,644,335
Non-controlled, affiliated investments, at fair value (cost—$17,963,471 and $17,378,081, respectively)	16,776,046	16,115,738

Total of Investments, at fair value (cost—$618,373,286 and $497,287,886, respectively)	623,177,598	469,760,073
Cash and Cash equivalents	1,303,502	33,247,666
Interest receivable	7,633,183	5,539,056
Receivables for investments sold	3,272,912	2,726,007
Prepaid expenses and other assets	1,651,324	1,108,567

Total assets	637,038,519	512,381,369

Liabilities
Distributions payable	8,205,281	5,056,505
Payable for investments purchased	18,675,000	19,489,525
Unfunded investments	22,320,388	6,331,385
Credit facility payable, at fair value (cost—$256,800,000 and $225,100,000, respectively) (See Notes 5 and 10)	236,076,000	175,475,380
Interest payable on credit facility	149,427	72,788
Management fee payable (See Note 3)	3,035,172	2,220,110
Performance-based incentive fee payable (See Note 3)	2,205,311	1,508,164
Accrued other expenses	1,105,890	1,647,244

Total liabilities	291,772,469	211,801,101

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 31,558,772 and 25,368,772 shares issued and outstanding, respectively	31,559	25,369
Paid-in capital in excess of par	384,602,224	327,062,304
Undistributed net investment income	2,242,960	1,890,235
Accumulated net realized loss on investments and cash equivalents	(67,139,005)	(50,494,447)
Net unrealized appreciation (depreciation) on investments	4,804,312	(27,527,813)
Net unrealized depreciation on credit facility (See Note 5)	20,724,000	49,624,620

Total net assets	$345,266,050	$300,580,268

Total liabilities and net assets	$637,038,519	$512,381,369

Net asset value per share	$10.94	$11.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Investment income:
From non-controlled, non-affiliated investments:
Interest	$15,404,934	$10,333,025	$41,140,098	$32,129,612
Other	594,978	138,335	1,327,063	152,652
From non-controlled, affiliated investments:
Interest	335,159	298,349	991,388	988,668

Total investment income	16,335,071	10,769,709	43,458,549	33,270,932

Expenses:
Base management fee (See Note 3)	3,035,172	1,928,082	8,331,957	5,495,505
Performance-based incentive fee (See Note 3)	2,205,310	1,412,925	5,779,297	4,175,224
Interest and other credit facility expenses	962,597	791,587	2,619,555	3,817,133
Administrative services expenses (See Note 3)	709,737	582,177	1,806,860	1,558,672
Other general and administrative expenses	601,011	388,507	1,705,400	1,523,505

Expenses before taxes	7,513,827	5,103,278	20,243,069	16,570,039

Excise tax (See Note 2)	—	—	97,890	—

Total expenses	7,513,827	5,103,278	20,340,959	16,570,039

Net investment income	8,821,244	5,666,431	23,117,590	16,700,893

Realized and unrealized gain (loss) on investments and credit facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	100,295	(24,701,776)	(16,644,556)	(30,847,040)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(1,732,131)	27,736,328	32,257,205	14,960,676
Non-controlled, affiliated investments	279,017	(318,107)	74,918	(2,638,476)
Credit facility unrealized (appreciation) depreciation (See Note 5)	(3,208,992)	(9,202,647)	(28,900,620)	11,446,442

Net change in unrealized (depreciation) appreciation	(4,662,106)	18,215,574	3,431,503	23,768,642

Net realized and unrealized loss from investments and credit facility	(4,561,811)	(6,486,202)	(13,213,053)	(7,078,398)

Net increase (decrease) in net assets resulting from operations	$4,259,433	$(819,771)	$9,904,537	$9,622,495

Net increase (decrease) in net assets resulting from operations per common share (See Note 8)	$0.13	$(0.04)	$0.35	$0.45
Net investment income per common share	0.28	0.27	0.82	0.79

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended June 30,
	2010	2009
Increase in net assets from operations:
Net investment income	$23,117,590	$16,700,893
Net realized loss on investments	(16,644,556)	(30,847,040)
Net change in unrealized appreciation on investments	32,332,123	12,322,200
Net change in unrealized (appreciation) depreciation on credit facility	(28,900,620)	11,446,442

Net increase in net assets resulting from operations	9,904,537	9,622,495
Distributions to Stockholders:
Distributions from net investment income	(22,862,755)	(15,169,515)
Capital Share Transactions:
Issuance of shares of common stock, net of offering costs	57,644,000	—

Total increase (decrease) in net assets	44,685,782	(5,547,020)

Net Assets:

Beginning of period	300,580,268	210,728,260
Cumulative effect of adoption of fair value option (See Note 5)	—	41,796,000

Adjusted beginning of period balance	300,580,268	252,524,260
End of period	$345,266,050	$246,977,240

Undistributed net investment income, at period end	2,242,960	928,718
Capital Share Activity:
Shares issued in connection with public offerings	6,190,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,904,537	$9,622,495
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized appreciation on investments	(32,332,123)	(12,322,200)
Net change in unrealized appreciation (depreciation) on credit facility	28,900,620	(11,446,442)
Net realized loss on investments	16,644,556	30,847,040
Net accretion of discount and amortization of premium	(3,155,823)	(1,903,798)
Purchase of investments	(212,794,556)	(47,957,218)
Payments-in-kind	(4,495,644)	(2,528,233)
Proceeds from dispositions of investments	82,716,065	12,873,998
(Increase) Decrease in interest receivable	(2,094,127)	1,275,507
(Increase) in receivables for investments sold	(546,905)	(1,381,011)
(Increase) Decrease in prepaid expenses and other assets	(542,757)	95,536
(Decrease) Increase in payables for investments purchased	(814,525)	4,183,666
Increase in unfunded investments	15,989,003	6,331,385
Increase (Decrease) in interest payable on credit facility	76,639	(653,009)
Increase in management fee payable	815,062	1,842,186
Increase in performance-based incentive fee payable	697,147	1,292,839
(Decrease) in accrued expenses	(541,354)	(11,291)

Net cash (used for) operating activities	(101,574,185)	(9,838,550)

Cash flows from financing activities:
Issuance of shares of common stock, net of offering costs	57,644,000	—
Distributions paid to stockholders	(19,713,979)	(15,169,515)
Borrowings under credit facility (See Note 10)	189,300,000	85,300,000
Repayments under credit facility (See Note 10)	(157,600,000)	(100,000,000)

Net cash provided by (used for) financing activities	69,630,021	(29,869,515)

Net decrease in cash and cash equivalents	(31,944,164)	(39,708,065)
Cash and cash equivalents, beginning of period	33,247,666	40,249,201

Cash and cash equivalents, end of period	$1,303,502	$541,136

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$2,304,517	$4,270,412
Income taxes paid	$97,890	$—
Cumulative effect of adoption of fair value option on credit facility	$—	$41,796,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 175.6% (1),(2)
Subordinated Debt/Corporate Notes – 60.2%
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	8.39	%(6)	L+750		$24,541,792	$24,077,712	$22,823,867
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		15,885,000	15,476,595	15,885,000
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,968,680	8,190,563
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,617,803	20,237,130	21,236,337
Da-Lite Screen Company, Inc. (5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,354,029	24,968,752
i2 Holdings Ltd. (10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		23,124,745	22,801,947	23,166,369
Learning Care Group (US) Inc.	06/30/2013	Education	15.00	%(6)	—		3,947,368	3,176,775	3,582,236
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	9,020,894	7,550,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,646,610	11,282,917	11,646,610
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,501,960	20,327,187	21,117,019
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	15.50	%(6)	—		21,098,000	20,623,633	21,098,000
Veritext Corp.	12/31/2015	Business Services	14.00	%(6)	—		15,000,000	14,625,000	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	11,700,000

Total Subordinated Debt/Corporate Notes								205,672,499	207,964,753

Second Lien Secured Debt – 41.2%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.45%		L+600		13,600,000	13,197,356	12,002,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.49%		L+700		12,000,000	11,766,298	10,770,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	8.03%		L+750		12,000,000	11,956,973	11,388,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,436,357	2,436,357	2,444,884
Mohegan Tribal Gaming Authority(5)	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,821,918	4,950,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,227,428	3,227,428	3,227,428
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+850	(8)	1,723,738	1,723,738	1,723,738
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,433,330
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.19%		L+775		10,000,000	9,949,586	9,050,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	17,001,649	17,955,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.10	%(6)	L+575		21,500,000	19,113,540	19,618,750
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.35	%(6)	L+700		22,500,000	22,489,618	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	7.10	%(6)	L+675		17,706,723	17,215,645	16,095,412

Total Second Lien Secured Debt								144,900,106	142,158,542

Preferred Equity/Partnership Interests (7) – 2.6%
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—		—		319	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—		797	797,288	1,038,808
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%		—		144,375	144,375	147,263
i2 Holdings Ltd. (10)	—	Aerospace and Defense	12.00%		—		4,137,240	4,137,240	4,363,693
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—		1,312	1,312,006	1,453,128
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%		—		91,608	2,499,066	1,359,390

Total Preferred Equity/Partnership Interests								9,894,691	9,048,102

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

June 30, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par /Shares	Cost	Fair Value(3)
Common Equity/Warrants/Partnership Interests (7) – 8.1%
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—		—		$1,333	$3,000,000	$3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—		1,627	16,271	376,787
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—		5,557	3,200,000	7,285,925
i2 Holdings Ltd. (10)	—	Aerospace and Defense	—		—		457,322	454,030	—
Learning Care Group (US) Inc. (warrants)	04/27/2020	Education	—		—		1,267	779,920	720,582
Magnum Hunter Resources Corporation	—	Oil and Gas	—		—		1,055,932	2,464,999	4,582,745
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—		—		4,325	1,306,167	1,255,907
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—		—		531	—	154,193
TRAK Acquisition Corp. (warrants)	12/29/2019	Business Services	—		—		3,500	29,400	670,917
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—		—		137,923	2,433,112	4,369,483
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	6,467	1,396,056
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—		91,608	916	—
VText Holdings, Inc.	—	Business Services	—		—		35,526	4,050,000	4,050,000

Total Common Equity/Warrants/Partnership Interests								17,741,282	27,862,595

First Lien Secured Debt – 63.5%
1-800 Contacts, Inc.	03/04/2015	Distribution	7.70%		P+295	(8)	11,829,625	10,259,614	11,711,327
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	16,363,636	15,765,861	16,363,636
Birch Communications, Inc. (9)	09/30/2010	Telecommunications	—		—		3,636,364	3,636,364	3,636,364
CEVA Group PLC(5), (10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,300,183	7,743,750
CEVA Group PLC(5), (10)	04/01/2018	Logistics	11.50%		—		1,000,000	987,488	1,015,000
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,437,500	8,934,730	9,366,719
Columbus International, Inc. (5), (10)	11/20/2014	Communication	11.50%		—		10,000,000	10,000,000	10,650,730
EnviroSolutions, Inc.	07/07/2012	Environmental Services	12.00	%(6),(7)	P+775	(8)	14,228,928	13,445,577	10,771,298
EnviroSolutions, Inc. (9)	11/10/2010	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950 & P+850	(8)	11,953,013	11,668,305	11,875,336
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.73%		L+225		8,775,000	8,775,000	4,852,575
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	3.06%		L+250		5,000,000	5,000,000	4,708,335
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,937,500	24,447,386	24,937,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.59%		L+225		9,762,835	9,762,835	7,956,711
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,462,378	26,052,632
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.60%		L+225		3,844,931	3,844,931	3,159,253
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	9,830,510	8,363,445	7,127,120
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	83,450	83,450	83,450
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		317,358	317,358	317,358
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,717,396	28,025,000
U.S. Xpress Enterprises, Inc.	10/12/2014	Cargo Transportation	6.50%		L+450	(8)	14,831,269	10,660,443	13,496,454
World Color Press Inc. (10)	07/21/2012	Printing and Publishing	9.00%		P+500	(8)	3,481,042	3,235,383	3,494,096
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		5,000,000	4,866,444	5,356,250

Total First Lien Secured Debt								222,201,237	219,367,560

Investments in Non-Controlled, Non-Affiliated Portfolio Companies								600,409,815	606,401,552

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

June 30, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 4.9% (1),(2)
Subordinated Debt/Corporate Notes – 1.6%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement, Motion Pictures and Entertainment	14.25	%(6)	—	$5,640,077	$5,463,471	$5,513,175

Second Lien Secured Debt – 2.4%
Performance, Inc.	07/02/2013	Leisure, Amusement, Motion Pictures and Entertainment	5.99%		L+575	8,750,000	8,750,000	8,295,000

Common Equity/Partnership Interest (7) – 0.9%
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	37,500	3,750,000	2,967,871

Investments in Non-Controlled, Affiliated Portfolio Companies							17,963,471	16,776,046

Total Investments – 180.5%							618,373,286	623,177,598

Cash Equivalents – 0.4%						1,303,502	1,303,502	1,303,502

Total Investments and Cash Equivalents – 180.9%							$619,676,788	$624,481,100

Liabilities in Excess of Other Assets – (80.9)%								(279,215,050)
Net Assets – 100.0%								$345,266,050

(1)	As used in this Consolidated Schedule of Investments and in accordance with the 1940 Act, “non-controlled” means we own less than 25% of a portfolio company’s voting securities.
(2)

As used in this Consolidated Schedule of Investments and in accordance with the 1940 Act, “non-affiliated” means we own less than 5% of a portfolio company’s voting securities and “affiliated” means that we own 5% or more, but less than 25%, of a portfolio company’s voting securities.

(3)	Valued based on our accounting policy (see Note 2 to our consolidated financial statements).
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS – (Continued)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS – (Continued)

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Except where the context suggests otherwise, the terms “we,” “us,” “our” or “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries.

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

PennantPark Investment received a letter on March 17, 2010 from the Small Business Administration (the “SBA”) that invited us to move forward with the licensing of PennantPark SBIC LP (the “SBIC LP”). SBIC LP and its general partner, PennantPark SBIC GP, LLC (the “SBIC GP”), were organized in Delaware on May 7, 2010 as a limited partnership and limited liability company, respectively. Both SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly-owned subsidiaries of PennantPark Investment. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP invests in SBA eligible businesses that meet the investment criteria used by PennantPark Investment. The SBIC LP will be subject to regulation and oversight by the SBA. As of June 30, 2010, the SBIC has not received its license to operate as a Small Business Investment Company (“SBIC”) nor a debt commitment from the SBA. See note 12 for subsequent events regarding SBIC LP.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of PennantPark Investment’s and its Subsidiaries’ assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to current period presentation and do not contain the consolidated results of any subsidiaries. All intercompany balances and transactions have been eliminated. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature and are not intended to change accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring subsequent to June 30, 2010 through the date the consolidated financial statements are issued.

The consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we are providing a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

The significant accounting policies consistently followed by PennantPark Investment are:

(a)	Investment Valuations

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Subordinated debt, first lien secured debt and other debt investments with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using our documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include, but are not limited to, comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by that external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5 to the consolidated financial statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) and expects to be subject to tax as a regulated investment company, or “RIC”. As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of taxes in the future. Although we are subject to tax as a RIC, we have elected to retain a portion of our calendar year income and pay an excise tax of $0.1 million for the nine months ended June 30, 2010. PennantPark Investment recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the character of income and gain distributions are determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

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

(e)	Consolidation

As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of the Subsidiaries in our interim consolidated financial statements.

(f)	New Accounting Pronouncements and Accounting Standards Updates

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to clarify and amend ASC 820-10. In particular, it requires additional disclosures with regards to transfers into and out of Levels 1 and 2. It also requires that entities disclose on a gross basis purchases, sales, issuances, and settlements within the Level 3 fair value roll-forward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall into Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the additional disclosure requirements of ASU 2010-06 did not materially impact our consolidated financial statements. The disclosures regarding the disaggregation of purchases, sales and settlements in the roll-forward of activity in Level 3 fair value measurements is not expected to have a material impact on our consolidated financial statements.

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

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility or “average adjusted gross assets”, if any, see Note 10). Although the base management fee is 2.00% of our average adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee has been 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and nine months ended June 30, 2010, the Investment Adviser earned a base management fee of $3.0 million and $8.3 million, respectively, from us. For the three and nine months ended June 30, 2009, the Investment Adviser earned a base management fee of $1.9 million and $5.5 million, respectively, from us.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment pays the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of PennantPark Investment’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of PennantPark Investment’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the three and nine months ended June 30, 2010, the Investment Adviser earned an incentive fee of $2.2 million and $5.8 million, respectively from us. For the three and nine months ended June 30, 2009, the Investment Adviser earned an incentive fee of $1.4 million and $4.2 million, respectively, from us.

PennantPark Investment has also entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”), which was re-approved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator provides managerial assistance on our behalf to those portfolio companies to which we provide such assistance. To the extent that our Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the consolidated statement of operations. For the three and nine months ended June 30, 2010, the Investment Adviser was reimbursed $0.3 million and $1.8 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2009, the Investment Adviser was reimbursed $0.3 million and $1.4 million, respectively, from us, including expenses it incurred on behalf of the Administrator.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments including PIK for the three and nine months ended June 30, 2010 totaled $94.9 million and $217.3 million, respectively. For the same period in the prior year, purchases of long-term investments including PIK totaled $33.4 million and $50.5 million, respectively. Sales and repayments of long-term investments for the three and nine months ended June 30, 2010 totaled $59.2 million and $82.7 million, respectively. For the same period in the prior year, sales and repayments of long-term investments totaled $7.3 million and $12.9 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
First lien	$222,201,237	$219,367,560	$164,863,868	$150,607,490
Second lien	153,650,106	150,453,542	152,321,496	134,401,542
Subordinated debt / corporate notes	211,135,970	213,477,928	158,139,903	157,119,017
Preferred equity	9,894,691	9,048,102	9,750,317	10,934,053
Common equity	21,491,282	30,830,466	12,212,302	16,697,971

Total Investments	618,373,286	623,177,598	497,287,886	469,760,073
Cash equivalents	1,303,502	1,303,502	33,247,666	33,247,666

Total Investments and cash equivalents	$619,676,788	$624,481,100	$530,535,552	$503,007,739

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2010 and September 30, 2009.

Industry Classification	June 30, 2010	September 30, 2009
Business Services	12%	7%
Hotels, Motels, Inns and Gaming	8	7
Aerospace and Defense	6	8
Home and Office Furnishings, Housewares and Durable Consumer Products	6	3
Education	5	2
Healthcare, Education and Childcare	5	7
Chemicals, Plastic and Rubber	4	9
Consumer Products	4	5
Energy / Utilities	4	5
Insurance	4	5
Oil and Gas	4	6
Printing and Publishing	4	—
Telecommunications	4	—
Transportation	4	5
Buildings and Real Estate	3	3
Cargo Transport	3	3
Environmental Services	3	3
Leisure, Amusement, Motion Picture and Entertainment	3	3
Other Media	3	3
Communication	2	—
Distribution	2	3
Financial Services	2	3
Grocery	2	—
Diversified / Conglomerate Services	2	—
Logistics	1	2
Auto Sector	—	4
Other	—	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

At June 30, 2010 and September 30, 2009, our cash and cash equivalents, investments and our long-term credit facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

At June 30, 2010		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$583,299,030	$—	$—	$583,299,030
Equity investments	39,878,568	4,582,745	—	35,295,823

Total Investments	623,177,598	4,582,745	—	618,594,853
Cash Equivalents	1,303,502	1,303,502	—	—

Total Investments and cash equivalents	624,481,100	5,886,247	—	618,594,853

Long-Term Credit Facility	$(230,476,000)	$—	$—	$(230,476,000)

At September 30, 2009		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Loan and debt investments	$442,128,049	$—	$—	$442,128,049
Equity investments	27,632,024	—	—	27,632,024

Total Investments	469,760,073	—	—	469,760,073
Cash Equivalents	33,247,666	33,247,666	—	—

Total Investments and cash equivalents	503,007,739	33,247,666	—	469,760,073

Long-Term Credit Facility	$(168,475,380)	$—	$—	$(168,475,380)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2010 and 2009:

Period Ended June 30, 2010

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized (losses)	(13,639,393)	(3,005,163)	(16,644,556)
Unrealized appreciation	29,508,937	705,441	30,214,378
Purchases, PIK and net discount accretion	209,323,669	8,657,354	217,981,023
Sales / repayments	(76,384,680)	—	(76,384,680)
Non-cash exchanges	(7,637,552)	1,306,167	(6,331,385)
Transfers in and /or out of Level 3	—	—	—

Ending Balance, June 30, 2010	$583,299,030	35,295,823	618,594,853

Net change in unrealized appreciation (depreciation) for the nine months ended June 30, 2010 within the net change in unrealized appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date:	$12,834,100	$(2,299,720)	$10,534,380

Period Ended June 30, 2009

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2008	$349,260,104	$22,887,716	$372,147,820
Realized (losses)	(30,847,040)	—	(30,847,040)
Unrealized (depreciation)	10,220,577	2,101,623	12,322,200
Purchases, PIK and net discount accretion	50,326,080	2,063,169	52,389,249
Sales / repayments	(12,873,998)	—	(12,873,998)
Non-cash exchanges	(1,209,455)	1,209,455	—
Transfers in and /or out of Level 3	—	—	—

Ending Balance, June 30, 2009	$364,876,268	$28,261,963	$393,138,231

Net change in unrealized depreciation for the nine months ended June 30, 2009 reported within the net change in unrealized depreciation on investments in our statement of operations attributable to our Level 3 assets still held at the reporting date:	$(1,646,713)	$3,424,565	$1,777,852

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2010 and 2009. As of June 30, 2009, there were no temporary draws outstanding.

Period Ended June 30, 2010

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	28,900,620
Borrowings	132,500,000
Repayments	(99,400,000)
Transfers in and/or out of Level 3	—

Ending Balance, (Cost – $251,200,000)	230,476,000
Temporary draw outstanding, at cost	5,600,000
Total Credit Facility, June 30, 2010 (Cost – $256,800,000)	$236,076,000

Period Ended June 30, 2009

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2008 (Cost – $162,000,000)	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized (depreciation) included in earnings	(11,446,442)
Borrowings	59,200,000
Repayments	(33,900,000)
Transfers in and/or out of Level 3	—

Ending Balance, June 30, 2009 (Cost – $187,300,000)	$134,057,558

The carrying value of PennantPark Investment’s financial instruments approximates fair value. Effective October 1, 2008, we adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its long-term credit facility. PennantPark Investment elected to use the fair value option for its credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the statement of operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities. For the nine months ended June 30, 2010 and 2009, our credit facility had a net change in unrealized (appreciation) depreciation of $(28.9) million and $11.4 million, respectively. On June 30, 2010 and September 30, 2009, net unrealized depreciation on our long-term credit facility totaled $20.7 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. PennantPark Investment uses a nationally recognized independent valuation services to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money markets or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment has taken and in the future may take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fees. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

7. REPURCHASE AGREEMENTS

PennantPark Investment may enter into repurchase agreements as part of its investment program. In these transactions, PennantPark Investment’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. In the event of default of the obligor to repurchase, PennantPark Investment will have the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation. Under certain circumstances, in the event of default or bankruptcy by the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. There were no repurchase agreements outstanding on June 30, 2010 or September 30, 2009.

8. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations.

	Three months ended June 30,		Nine months ended June 30,
Class and Year	2010	2009	2010	2009
Numerator for net increase (decrease) in net assets resulting from operations	$4,259,433	$(819,771)	$9,904,537	$9,622,495
Denominator for basic and diluted weighted average shares	31,558,772	21,068,772	28,211,593	21,068,772
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.13	$(0.04)	$0.35	$0.45

9. FINANCIAL HIGHLIGHTS

PennantPark Investment’s net assets and net asset value per share on June 30, 2010 and 2009 were $345.3 million and $247.0 million, respectively, and $10.94 and $11.72, respectively. Below are the financial highlights for the nine months ended June 30, 2010 and 2009.

	Nine months ended June 30,
	2010	2009
Per Share Data:
Net asset value, beginning of period	$11.85	$10.00
Cumulative effect of adoption of fair value option(1)	—	1.99

Adjusted net asset value, beginning of period	11.85	11.99
Net investment income(2)	0.82	0.79
Net change in realized and unrealized (loss)(2)	(0.47)	(0.34)

Net increase in net assets resulting from operations(2)	0.35	0.45
Dividends to stockholders(2),(3)	(0.81)	(0.72)
Dilutive effect of common stock issuance below net asset value	(0.45)	—

Net asset value, end of period	$10.94	$11.72

Per share market value, end of period	$9.55	$7.10
Total return*(4)	27.29%	10.88%
Shares outstanding at end of period	31,558,772	21,068,772

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

	Nine months ended June 30,
	2010	2009
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	7.23%	7.47%
Ratio of credit facility related expenses to average net assets	1.07%	2.23%
Ratio of total expenses to average net assets	8.30%	9.70%
Ratio of net investment income to average net assets	9.44%	9.78%
Net assets at end of period	$345,266,050	$246,977,240
Average debt outstanding	$239,097,802	$173,118,681
Average debt per share	$8.48	$8.22
Portfolio turnover ratio	20.61%	4.58%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
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

10. CREDIT FACILITY

On June 25, 2007, we entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and JPMorgan Chase (Chase Lincoln First Commercial successor in interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of June 30, 2010 and September 30, 2009, there were $256.8 million (including a $5.6 million temporary draw) and $225.1 million (including a $7.0 million temporary draw) in outstanding borrowings under the credit facility, respectively, with a weighted average interest rate at the time of 1.39% and 1.31%, respectively, exclusive of the fee on undrawn commitment of 0.20%.

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

On April 29, 2010, PennantPark Investment amended its senior secured revolving credit facility. The amendment allows PennantPark Investment to form and to operate a SBIC under regulations applicable to the SBA program and to exclude certain indebtedness of an SBIC subsidiary from certain definitions and ratios subject to approval of the application for exemptive relief submitted to the SEC. There were no changes to existing lenders’ commitment amounts, pricing or maturity date. The description above is only a summary of the material amendment provisions of the credit facility, does not purport to be complete and is qualified in its entirety by reference to the provisions in the credit facility, as amended, is attached as an Exhibit to our Report on Form 10-Q, filed on May 5, 2010.

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, PennantPark Investment, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the consolidated statement of assets and liabilities and consolidated schedule of investments at fair value represent unfunded delayed draws on investments.

12. SUBSEQUENT EVENTS

Effective July 30, 2010, PennantPark Investment’s wholly-owned subsidiary, PennantPark SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 (the “1958 Act”). As an SBIC, PennantPark SBIC LP will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedules of investments, as of June 30, 2010, and the consolidated statements of operations for the three and nine month periods ended June 30, 2010 and 2009, consolidated statements of changes in net assets, and cash flows for the nine months ended June 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2010

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

Our wholly-owned SBIC, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010. The SBIC’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP invests in SBA eligible businesses that meet the investment criteria used by PennantPark Investment. As an SBIC, PennantPark SBIC LP will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments. As of June 30, 2010, our SBIC has not received an SBA license. See recent developments for information regarding PennantPark SBIC LP.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of mezzanine debt or senior secured loans, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility. We bear all other direct and indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2010, our portfolio totaled $623.2 million and consisted of $213.5 million of subordinated debt, $150.5 million of second lien secured debt, $219.4 million of senior secured loans and $39.8 million of preferred and common equity investments. Our core assets totaled $602.5 million and consisted of investments in thirty-eight different companies with an average investment size of $15.9 million per company and a weighted average yield of 12.3% on debt investments. Our non-core senior secured loan portfolio totaled $20.7 million and consisted of four different companies with an average investment size of $5.2 million, and a weighted average yield of 2.7% on debt investments. Our debt portfolio consisted of 67% fixed-rate (including 21% with a LIBOR floor) and 33% in variable-rate investments. Overall, the portfolio had an unrealized appreciation of $4.8 million as of June 30, 2010. Our overall portfolio consisted of forty-two companies with an average investment size of $14.8 million and a weighted average yield on debt investments of 11.9%, and was invested 34% in subordinated debt, 24% in second lien secured debt, 35% in senior secured loans and 7% in preferred and common equity investments.

For the three months ended June 30, 2010, we invested $93.8 million in three new and four existing portfolio companies with a weighted average yield on debt investments of 14.5%. Sales and repayments of long-term investments for the three months ended June 30, 2010 totaled $59.2 million. For the nine months ended June 30, 2010, we invested $212.8 million, in twelve new and ten existing portfolio companies with a weighted average yield of 13.7% on debt investments. Sales and repayments of long-term investments totaled $82.7 million for the same period.

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

For the three months ended June 30, 2009, we invested approximately $32.6 million in five new and two existing portfolio companies, with an average yield of 14.0% on debt investments. Sales and repayments of long-term investments totaled $7.3 million for the same period. For the nine months ended June 30, 2009, we invested approximately $48.0 million in six new and five existing portfolio companies with a weighted average yield of 15.6% on debt investments. Sales and repayments of long-term investments totaled $12.9 million for the same period.

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our significant accounting policies in note 2 to our consolidated financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or at fair value as determined in good faith by our board of directors. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

FASB guidance on, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or ASC 820-10-35-51A. ASC 820-10-35-51A amends ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in ASC 820-10-35-51A is effective for periods ending after June 15, 2009. We adopted ASC 820-10-35-51A on June 30, 2009, and it did not have a material impact on our financial statements.

The FASB issued guidance on, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115, or ASC 825-10. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted ASC 825-10 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon adoption, our Net Asset Value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. For the nine months ended June 30, 2010 and 2009, our long-term credit facility had a net change in unrealized (appreciation) depreciation of $(28.9) million and $11.4 million, respectively. On June 30, 2010 and September 30, 2009, net unrealized appreciation on our long-term credit facility totaled $20.7 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. We use a nationally recognized independent valuation services to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the consolidated statement of operations. We have not elected to apply ASC 825-10 to any other financial assets or liabilities.

FASB Accounting Standards Update No. 2009-05 (ASU 2009-05) as an update to ASC 820, Measuring Liabilities at Fair Value. ASU 2009-05 provides additional clarity in circumstances where a quoted price in an active market for the identical liability is not available. ASU 2009-05 clarifies that a liability is required to measure fair value by using one or more of the following techniques: (a) The quoted price of the identical liability when traded as an asset; (b) Quoted prices for similar liabilities or similar liabilities when traded as an asset; or (c) Another valuation technique that is consistent with principles of ASC 820. This update clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate adjustment to an input relating to the existence of a restriction that prevents the transfer of the liability. The update also states that both a quoted price in an active market for a liability at the measurement date and the quoted price for the same liability when traded as an asset in an active market when no adjustments are made to the quoted price are Level 1 fair value measurements. We adopted ASU 2009-05 on September 30, 2009, and it did not have a material impact on our financial statements. See Note 5 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

Set forth below are the results of our consolidated operations for the three and nine months ended June 30, 2010 and 2009.

Investment Income

Investment income for the three and nine months ended June 30, 2010, was $16.3 million and $43.4 million, respectively, and was primarily attributable to $6.6 million and $17.9 million from subordinated debt investments, $3.3 million and $9.8 million from second lien secured debt investments and $4.7 million and $11.4 million from senior secured loan investments, respectively. The remaining investment income was primarily attributed to net accretion of discount and amortization of premium and other income. The increase in investment income compared with the same periods in the prior year is due to the growth of our portfolio and the transition of the portfolio from non-core to long-term core investments.

Investment income for the three and nine months ended June 30, 2009, was $10.8 million and $33.3 million, respectively, of which $2.4 million and $7.4 million was attributable to subordinated debt investments, $3.3 million and $10.6 million was attributable to second lien secured debt investments, and $4.3 million and $13.6 million was attributable to senior secured loan investments, respectively. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The change in investment income compared with the same periods in the prior year is due to the growth of our portfolio, the transition of the portfolio from temporary to long-term core investments offset by lower interest rates on our variable rate portfolio of investments.

Expenses

Expenses for the three and nine months ended June 30, 2010, totaled $7.5 million and $20.2 million, respectively. For the same respective periods, base management fees totaled $3.0 million and $8.3 million, performance-based incentive fees totaled $2.2 million and $5.8 million, credit facility related expenses totaled $1.0 million and $2.6 million, general and administrative expenses totaled $1.3 million and $3.5 million. For the nine months ended June 30, 2010, an excise tax of $0.1 million was incurred. The increase in expenses is primarily the result of increased management and incentive fees that are driven by the growth of our portfolio and net investment income.

Expenses for the three and nine months ended June 30, 2009, totaled $5.1 million and $16.6 million, respectively. For the same respective periods, base management fees totaled $1.9 million and $5.5 million, performance-based incentive fees totaled $1.4 million and $4.2 million, credit facility related expenses totaled $0.8 million and $3.8 million, general and administrative expenses totaled $1.0 million and $3.1 million.

Net Investment Income

Net investment income totaled $8.8 million and $23.1 million, or $0.28 and $0.82 per share, for the three and nine months ended June 30, 2010, respectively. For the same respective periods in the prior year, net investment income totaled $5.7 million and $16.7 million, or $0.27 and $0.79 per share.

Net Realized Gain (Loss)

Sales and repayments of long-term investments for the three and nine months ended June 30, 2010 totaled $59.2 million and $82.7 million, respectively, and realized gains (losses) totaled approximately $0.1 million and $(16.6) million, respectively, due to sales, primarily, of non-core senior secured loans and restructurings on investments offset by repayments on other investments.

Sales and repayments of long-term investments for the three and nine months ended June 30, 2009 totaled $7.3 million and $12.9 million, respectively, and realized losses totaled approximately $24.7 million and $30.8 million, respectively, due to sales of non-core and core loans as well as restructurings on investments.

Net Unrealized Appreciation (Depreciation) on Investments and (Appreciation) Depreciation on Credit Facility

For the three and nine months ended June 30, 2010, our investments had a net change in unrealized appreciation (depreciation) of $(1.5) million and $32.3 million, respectively. On June 30, 2010 and September 30, 2009, net unrealized appreciation (depreciation) on investments totaled $4.8 million and $(27.5) million, respectively. The decrease for the three months ended June 30, 2010 in unrealized appreciation on investments is due to recent softness in the leveraged finance markets, which offset to some extent appreciation for the nine months ended June 30, 2010. The increase for the nine months ended June 30, 2010 in unrealized appreciation on investments is due to the improvements in the overall leveraged finance credit markets.

For the three and nine months ended June 30, 2010, our long-term credit facility had a net change in unrealized appreciation of $3.2 million and $28.9 million, respectively. On June 30, 2010 and September 30, 2009, net unrealized depreciation on our long-term credit facility totaled $20.7 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. The increase in unrealized appreciation on our credit facility is due to the improvements in the overall leveraged finance credit markets as well as its proximity to maturity.

For the three and nine months ended June 30, 2009, our investments had a net unrealized appreciation of $27.4 million and $12.3 million, respectively. On June 30, 2009 and September 30, 2008, net unrealized depreciation on investments and cash equivalents totaled $59.7 million and $72.0 million, respectively, primarily due to the downturn in the leveraged finance credit markets.

For the three and nine months ended June 30, 2009, our credit facility experienced a net unrealized appreciation of $9.2 million and a net unrealized depreciation $11.4 million, respectively. On June 30, 2009, net unrealized appreciation on our long-term credit facility totaled $53.2 million, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million.

Net Increase (Decrease) in Net Assets from Operations

Net increase in net assets resulting from operations totaled $4.3 million and $9.9 million, respectively, or $0.13 and $0.35 per share, respectively, for the three and nine months ended June 30, 2010. The increase in net assets from operations for the three months ended June 30, 2010 is due to net investment income offset by the appreciation on the credit facility and net depreciation on investments. The increase in net assets from operations for the nine months ended June 30, 2010 is due to increases in the fair values of our investments and net investment income offset by the increase in fair value of our credit facility and realized losses on investments.

Net (decrease) increase in net assets resulting from operations totaled $(0.8) million and $9.6 million, respectively, or $(0.04) and $0.45 per share, respectively, for the three and nine months ended June 30, 2009, primarily due to net investment income and an increase in investment values offset by realized losses and a decline in market value of our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

On June 25, 2007, PennantPark Investment entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial, as successor in interest to Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of June 30, 2010, PennantPark Investment had outstanding borrowings of $256.8 million (including $5.6 million of temporary draws outstanding) with a fair value of $236.1 million, with a weighted average interest rate at the time of 1.39% exclusive of the fee on undrawn commitments of 0.20%.

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

The credit facility contains affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the credit facility, (c) maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0, (excluding any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary), (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments (other than PennantPark Investment’s portfolio investments and certain other ordinary course investments), (i) limitations on payments and distributions (other than distributions to PennantPark Investment’s shareholders as contemplated to maintain RIC status), (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by PennantPark Investment’s investment objectives, and (l) limitations on the creation or existence of agreements that prohibit liens on properties of PennantPark Investment and its subsidiaries. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under our credit facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio.

We have and may continue to raise additional equity or debt capital through a registered offering off a shelf registration, or we may securitize a portion of our investments, among other considerations. In addition, any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current credit facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure considering our credit facility matures in June 2012. Furthermore, our credit facility availability depends on various covenants and restrictions as discussed in the preceding paragraph. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

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

Additionally, at June 30, 2010, we had approximately $170 million of select assets, which had a coupon of 9% or lower. We will look to rotate those assets with lower coupons into new higher yielding investments over time.

For the nine months ended June 30, 2010, our operating activities used cash of $101.6 million and our financing activities provided cash of $69.6 million, primarily from proceeds of our common stock offerings.

For the nine months ended June 30, 2009, our operating activities used cash of $9.8 million and our financing activities used net cash proceeds of $29.9 million, primarily from net borrowings on our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the multi-currency $300.0 million, five-year, revolving credit facility maturing in June 2012 is as follows:

	Payments due by period (millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$256.8	—	$256.8	—	—

(1)

Amount includes $5.6 million of temporary draws outstanding. On June 30, 2010, $43.2 million remained unused under our senior secured revolving credit facility, subject to maintenance of at least 200% of our total assets less liabilities other than indebtedness to our total outstanding indebtedness, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2010, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the consolidated financial statements.

Under our Administration Agreement, which was renewed in February 2010, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See Note 3 to the consolidated financial statements.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we also must distribute at least 98% of our income (both ordinary income and net capital gains) in order to preclude the imposition of an entity level excise tax. For the nine months ended June 30, 2010, we have elected to retain a portion of our calendar year income and record an excise tax of $0.1 million.

During the three and nine months ended June 30, 2010, we declared distributions of $0.26 and $0.77 per share, respectively, for total distributions of $8.2 million and $22.9 million, respectively. For the same periods in the prior year, we declared distributions of $0.24 and $0.72 per share, respectively, for total distributions of $5.1 million and $15.2 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

In January 2010, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market in the United States, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

Recent Developments

Effective July 30, 2010, PennantPark Investment’s wholly-owned subsidiary, PennantPark SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of 1958 Act. As an SBIC, PennantPark SBIC LP will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments.

With an SBIC license, SBIC LP may apply for SBA-guaranteed debentures. SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital, which generally equates to the amount of its equity capital. However, we may capitalize SBIC LP with a lesser amount.

In connection with the filing of its SBA license application, PennantPark Investment applied for exemptive relief from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. There can be no assurance that (i) we will be able to capitalize SBIC LP with the sufficient regulatory capital to access the maximum borrowing amount available or (ii) that we will receive an exemptive relief from the SEC with respect to the SBA-guaranteed debentures.

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

In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our wholly-owned SBIC subsidiary is licensed by the SBA and is subject to SBA regulations.

Effective July 30, 2010, our wholly-owned subsidiary, PennantPark SBIC LP, received a license from the SBA to operate as an SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause our SBIC subsidiary to invest at less competitive rates according to applicable SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly-owned subsidiary.

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital, which generally equates to the amount of its equity capital. However, we may capitalize SBIC LP with a lesser amount.

In connection with the filing of its SBA license application, PennantPark Investment applied for exemptive relief from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. There can be no assurance that (i) we will be able to capitalize SBIC LP with sufficient regulatory capital to access the maximum borrowing amount available or (ii) that we will receive an exemptive relief from the SEC with respect to the SBA-guaranteed debentures.

If we are granted exemptive relief, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our consolidated net ordinary income and net capital gain income, including income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in an entity-level tax on us.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Investment Adviser’s and Administrator’s structuring of the investment process, their respective abilities to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers will have substantial responsibilities under our Investment Management Agreement. In order to grow, our Administrator and Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the Investment Adviser may also be called upon to provide managerial assistance to portfolio companies by the principals of our Administrator and other investment vehicles which may be managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We continuously evaluate opportunities to grow our business. We have used, and will continue to use, the proceeds of offerings of securities, whether in the form of debt or equity, and credit facility in accordance with our investment objectives. If we choose to achieve our investment objectives through the acquisition of investment vehicles, pools of assets or complementary businesses, we may not be able to integrate these opportunities on a cost-effective basis. The dedication of management resources to such growth initiatives may detract attention from our day-to-day business, and may not permit us to achieve our long term goals. In addition, we may be subject to risks that are associated with acquired investment vehicles or investment portfolios, such as litigation or poor performance of underlying investments. The failure to manage such growth successfully could negatively impact our performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Amendment to Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to Exhibit 2(K)(5) to the Registrant’s Report on Form 10-Q (File No. 814-00736), filed on May 5, 2010).

10.2	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K (File No. 814-00736), filed on June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 18, 2009).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

Date: August 4, 2010	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: August 4, 2010	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)