Form 10-K
period 2010-09-30
PENNANTPARK INVESTMENT CORP
filed 2010-11-18
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2010 based on the closing price on that date of $10.61 on the NASDAQ Global Select Market was approximately $375.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 36,223,950 shares of the Registrant’s common stock outstanding as of November 17, 2010.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation; “SBIC LP” and “our SBIC” refer to our wholly owned, consolidated Small Business Investment Company (“SBIC”) subsidiary, PennantPark SBIC LP; “PennantPark Investment Advisers” or the “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or the “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio and investments include investments we make through our consolidated SBIC subsidiary. Some of the statements in this annual report constitute forward-looking statements, which apply to both us and our consolidated SBIC subsidiary and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for both us and our consolidated SBIC subsidiary and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report (the “Report”).

Item 1.	Business

General Business of PennantPark Investment Corporation

PennantPark Investment Corporation is a business development company whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. PennantPark Investment seeks to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our credit facility, the Small Business Administration (“SBA”) debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

For the fiscal year ended September 30, 2010, we purchased $309.5 million of investments issued by 17 new and 12 existing portfolio companies with an overall weighted average yield of 14.9% on debt investments. This compares to purchasing $112.7 million in 11 new and 8 existing portfolio companies with an overall average yield of 14.5% on debt investments during the fiscal year ended September 30, 2009 and purchases of $206.8 million of investments, issued by 14 new and 2 existing portfolio companies with an overall average yield of 13.8% on debt investments for the fiscal year ended September 30, 2008.

For the fiscal year ended September 30, 2010, sales and repayments generated proceeds of $145.2 million. This compares to sales and repayments that generated proceeds for the fiscal years ended September 30, 2009 and 2008, respectively, of $28.0 and $70.1 million.

As of September 30, 2010, our portfolio totaled $664.7 million and consisted of $234.6 million of senior secured loans, $156.7 million of second lien secured debt, $223.9 million of subordinated debt and $49.5 million of preferred and common equity investments. Our portfolio consisted of 75% fixed-rate (including 26% with a London Interbank Offering (“LIBOR”) or prime floor) and 25% variable-rate investments. Overall, the portfolio had an unrealized appreciation of $8.0 million. Our overall portfolio consisted of 43 companies with an average investment size of $15.5 million, a weighted average yield on debt investments of 12.7%, and was invested 35% in senior secured loans, 24% in second lien secured debt, 34% in subordinated debt and 7% in preferred and common equity investments.

As of September 30, 2009, our portfolio totaled $469.8 million and consisted of $150.6 million of senior secured loans, $134.4 million of second lien secured debt, $157.1 million of subordinated debt and $27.7 million of preferred and common equity investments. Our portfolio consisted of 53% fixed-rate (including 13% with a LIBOR or prime floor) and 47% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $27.5 million. Our overall portfolio consisted of 42 companies with an average investment size of $11.2 million, a weighted average yield on debt investments of 11.4%, and was invested 32% in senior secured loans, 29% in second lien secured debt, 33% in subordinated debt and 6% in preferred and common equity investments.

Organization and Structure of PennantPark Investment Corporation

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

Our wholly owned SBIC subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010 and received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958 (the “1958 Act”) on July 30, 2010. Our SBIC’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years, and average over 20 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our inception in 2007, we have raised nearly $800 million in debt and equity capital, and have invested over $1 billion in 96 companies and 48 different financial sponsors.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the SEC and the SBA. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Related to our Business and Structure.”

Market Opportunity

We believe that the limited amount of capital available to the middle-market companies, coupled with the desire of these companies for flexible sources of capital, creates an attractive investment environment for PennantPark Investment.

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

•

We believe middle-market companies have faced difficulty raising debt in private markets. Banks, finance companies, hedge funds and collateralized loan obligation (“CLO”) funds have withdrawn capital from the middle-market resulting in opportunities for alternative funding sources.

•

We believe that the current credit market dislocation for middle-market companies improves the risk-adjusted returns of our investments. In the current credit environment, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors. We expect such activity to be funded by the substantial amounts of private equity capital that have been raised in recent years.

•

We believe there is substantial supply of opportunities resulting from refinancing. A high volume of financings were completed between the years 2004 and 2007, which will come due in the next few years. This supply of opportunities coupled with a lack of demand offers attractive risk-adjusted returns to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers in middle-market companies:

Experienced Management Team

The senior professionals of the Investment Adviser have worked together for many years and average over 20 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. The senior professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet the long-standing, consistent value-oriented investment criteria employed by the Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe our approach has and will continue to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Business—Investment Selection Criteria.”

In addition to engaging in extensive due diligence, our Investment Adviser seeks to reduce risk by focusing on businesses with:

•	strong competitive positions;

•	positive cash flow that is steady and stable;

•	experienced management teams with strong track records;

•	potential for growth and viable exit strategies; and

•	capital structures offering appropriate risk-adjusted terms and covenants.

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

Flexible Transaction Structuring

We are flexible in structuring investments and tailor investments to meet the needs of a company while also generating attractive risk-adjusted returns. We can invest in any part of a capital structure and our adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

Our Investment Adviser seeks to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, we seek to invest in companies that we believe can generate positive risk-adjusted returns.

We believe that the in-depth coverage and experience of our Investment Adviser will enable us to invest throughout various stages of the economic and market cycles and to provide us with ongoing market insights in addition to a significant investment sourcing engine.

Longer Investment Horizon with Attractive Publicly Traded Model

Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that funds raised by a private equity or venture capital fund, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after a pre-agreed time period. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles enables us to generate attractive returns on invested capital and to be a better long-term partner for our portfolio companies.

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007. We believe this has resulted in a less competitive environment for making new investments.

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

Leverage

We maintain a five-year, multi-currency $300.0 million senior secured credit facility (the “credit facility”), which matures on June 25, 2012, and is secured by substantially all of our investment portfolio assets (excluding the assets of SBIC LP) with a group of lenders, under which we had $233.1 million (including a $5.2 million temporary draw) and $225.1million (including a $7.0 million temporary draw) of indebtedness outstanding at September 30, 2010 and 2009, respectively. Pricing of borrowings under our credit facility is set at 100 basis points over LIBOR. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. In addition, any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current credit facility.

On August 5, 2010, SBIC LP received a debenture commitment from the SBA in the amount of $33.5 million. SBA debentures offer competitive terms such as being non-recourse to us, having a 10-year maturity, requiring semi-annual interest payments, no required principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC LP and have a superior claim over such assets. As of September 30, 2010, SBIC LP had $14.5 million (including $14.0 million of temporary financing resetting in March 2011) of outstanding SBA debentures. See “Regulation” for more information.

Investment Policy Overview

PennantPark Investment, generally with our SBIC, seeks to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity by targeting an investment size of $10 to $50 million in securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of senior secured loans, mezzanine debt and, to a lesser extent, equity investments in qualifying assets such as private or thinly traded or small market-cap, public middle-market U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets.” These investments may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Policy Overview—Investment selection criteria.”

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

Senior Secured Debt

Structurally, senior secured debt (which we define to include first lien debt) ranks senior in priority of payment to mezzanine debt and equity, and benefits from a senior collateral interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

Operating and Regulatory Structure

Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Business—Investment Management Agreement” for more information.

We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. See “Business—Administration Agreement” for more information.

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

As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes under the Code as a RIC. See “Regulation” for more information.

Our wholly owned subsidiary, SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act and is regulated by the SBA. We serve as the investment adviser and administrator to SBIC LP. As an SBIC, the SBA regulates, among other matters, SBIC LP’s investing activities. See “Regulation” for more information.

Information Available

Our address is 590 Madison Avenue, 15th Floor, New York, NY 10022. Our phone number is (212) 905-1000 and our internet address is www.pennantpark.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our Consolidated Portfolio

Our principal investment focus is to provide senior secured loans and mezzanine debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. Since inception we have invested in approximately 32 industries. We may invest in other industries if we are presented with attractive opportunities. The following is a list of the industries in which we have invested:

•	Aerospace and Defense

•	Auto Sector

•	Broadcasting and Entertainment

•	Business Services

•	Buildings and Real Estate

•	Cable Television

•	Cargo Transportation

•	Chemicals, Plastics and Rubber

•	Communications

•	Consumer Products

•	Containers Packaging & Glass

•	Distribution

•	Diversified/Conglomerate Services

•	Diversified/Conglomerate Manufacturing

•	Education

•	Energy / Utilities

•	Environmental Services

•	Financial Services

•	Grocery

•	Healthcare, Education and Childcare

•	Home & Office Furnishings, Housewares & Durable Consumer Products

•	Hotels, Motels, Inns and Gaming

•	Insurance

•	Leisure, Amuesement, Motion Picture, Entertainment

•	Logistics

•	Manufacturing / Basic Industries

•	Media

•	Oil and Gas

•	Other Media

•	Printing and Publishing

•	Telecommunications

•	Retail Store

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of:

Portfolio Company	September 30, 2010	Portfolio Company	September 30, 2009
Learning Care Group, Inc.	5%	CT Technologies	6%
Veritext Corporation	5%	i2 Holdings, Ltd.	6%
CT Technologies	4%	UP Acquisition Sub Inc.	6%
Da-Lite Screen Company, Inc.	4%	Affinion Group Holding, Inc.	5%
i2 Holdings, Ltd.	4%	Brand Energy and Infrastructure Services, Inc.	5%
Instant Web, Inc.	4%	Saint Acquisition Corp.	5%
Saint Acquisition Corp.	4%	Specialized Technology Resources, Inc.	5%
Sugarhouse HSP Gaming Properties	4%	Trizetto Group, Inc.	5%
Three Rivers Pharmaceutical, L.L.C.	4%	IDQ Holdings, Inc.	4%
Trizetto Group, Inc.	4%	Lyondell Chemical Co.	4%

Industry	September 30, 2010	Industry	September 30, 2009
Business Services	15%	Chemicals, Plastics and Rubber	9%
Healthcare, Education and Childcare	8%	Aerospace and Defense	8%
Hotels, Motels, Inns and Gaming	7%	Business Services	7%
Aerospace and Defense	6%	Healthcare, Education and Childcare	7%
Chemicals, Plastics and Rubber	6%	Hotels, Motels, Inns and Gaming	7%
Home and Office Furnishings, Housewares and Durable Consumer Products	6%	Oil and Gas	6%
Education	5%	Consumer Products	5%
Insurance	4%	Energy/Utilities	5%
Oil and Gas	4%	Insurance	5%
Transportation	4%	Transportation	5%

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with affiliates of PennantPark Investment, subject to compliance with applicable regulations and our trade allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

On September 30, 2010, our portfolio consisted of 43 companies and was invested 35% in senior secured loans, 24% in second lien secured debt, 34% in subordinated debt, and 7% in preferred and common equity investments.

Investment Selection Criteria

We are committed to a value oriented philosophy used by the investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation. Our SBIC subsidiary will invest in SBA eligible investments that otherwise meet the same investment criteria used by PennantPark Investment.

We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

Value orientation and positive cash flow

Our investment philosophy places a premium on fundamental analysis and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

Experienced management and established financial sponsor relationship

We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place to induce management to succeed and to act in concert with our interests as investors, including having equity interests. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.

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

Viable exit strategy

We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or other capital market transaction.

Due diligence

We believe it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from our Investment Adviser’s experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the company’s management, industry, markets, products and services and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is structured relative to the other capital in the portfolio company’s capital structure.

We expect our senior secured loans to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Mezzanine debt may have interest-only payments in the early years, cash or payment-in-kind payments with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity or additional debt securities or defers payments of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.

In the case of our senior secured loan and mezzanine debt investments, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

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

We expect to hold most of our investments to maturity or repayment, but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

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

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	Assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other PennantPark Investment portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings or presentations by portfolio companies; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or using fair value as determined in good faith by our board of directors in consultation with our independent third party valuation firms. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers/dealers, if available, or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review preliminary management’s valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

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

The Financial Accounting Standards Board, or FASB, issued guidance related to Fair Value Measurements, or ASC 820, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of ASC 820 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement on October 1, 2008. This adoption did not affect the PennantPark Investment’s financial position or its results of operations for any period prior to October 1, 2008.

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by a disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Substantially, all of our investments and long-term credit facility are classified as Level 3.

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Managerial assistance

We offer managerial assistance to our portfolio companies. As a business development company, we are required to make available such managerial assistance within the meaning of section 55 of the 1940 Act. See “Regulation” for more information.

Staffing

We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

Investment Management Agreement

PennantPark Investment has entered into an investment management agreement (the “Investment Management Agreement”) with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes and monitors the investments we make.

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors would monitor any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility or “average adjusted gross assets,” if any). Although the base management fee is 2.00% of our average adjusted gross assets, the Investment Adviser waived a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. Our base management fee has been 2.00% since March 31, 2008 and is payable in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately prorated. For the fiscal years ended September 30, 2010, 2009 and 2008, the Investment Adviser earned base management fees, after fee waivers, if any, of $11.6 million, $7.7 million and $6.7 million, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), commencing on December 31, 2007 and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2010, 2009 and 2008, the Investment Adviser earned $8.0 million, $5.7 million and $3.8 million, respectively, in incentive fees.

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

Duration and Termination

The Investment Management Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2010. Unless terminated earlier as described below, our Investment Management Agreement will continue in effect for a period of one year through February 2011. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors-Risks relating to our business and structure—We are dependent upon PennantPark Investment Advisers’ key personnel for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.”

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Advisers Act of 1940. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement. Payments under our Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Under our Administration Agreement, the Administrator offers, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. For the fiscal years ended September 30, 2010, 2009 and 2008, the Investment Adviser and Administrator were reimbursed $2.1 million, $1.7 million and $2.0 million, respectively, from PennantPark Investment, including expenses it incurred on behalf of the Administrator for the services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, SuttonPark Holdings, Inc. and its subsidiaries (“SPH”). Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs, or oversees the performance of, SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and respective staff. For the fiscal year ended September 30, 2010, PennantPark Investment was reimbursed $0.1 million, from SPH expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination

The Administration Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2010. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2011. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement will automatically terminate in the event of its assignment. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

Indemnification

Our Investment Management Agreement and Administration Agreement provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, PennantPark Investment Advisers and PennantPark Investment Administration and their officers, manager, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them are entitled to indemnification from PennantPark Investment for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ and PennantPark Investment Administration’s services under our Investment Management Agreement or Administration Agreement or otherwise as Investment Adviser or Administrator for PennantPark Investment.

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

REGULATION

Regulated Investment Company and Business Development Company Regulations

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

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial Assistance to Portfolio Companies

As a business development company, we are required to make available managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a business development company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator provide assistance to our controlled affiliate.

Temporary Investments

Pending investments in other types of “qualifying assets,” as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined later in this report, in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have each adopted joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Privacy and Protection Principles

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

Our privacy and protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of our privacy policy, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of independent directors and, in some cases, prior approval by the SEC.

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

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships (the “Diversification Tests”).

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

Small Business Administration Regulations

Our consolidated subsidiary, SBIC LP, is licensed under the SBA as a SBIC under Section 301(c) of the 1958 Act. SBIC LP received its license effective July 30, 2010 and its initial debenture commitment of $33.5 million effective August 5, 2010.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, required capitalization thresholds, and is subject to periodic audits and examinations among other regulations. If SBIC LP subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC LP from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP subsidiary is our wholly owned subsidiary.

Eligible Small and Smaller Businesses

Under present SBA regulations, eligible small business include businesses that (together with their affiliates) have tangible net worth not exceeding $18.0 million and have average annual net income of $6.0 million for the two most recent fiscal years. In addition, an SBIC must invest at least 25% of investments in “smaller” concerns. A smaller concern is a business that has tangible net worth not exceeding $6.0 million and has average annual net income not exceeding $2.0 million for the two most recent fiscal years or, as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market.

Financing Limitations, Terms and Changes in Control

The SBA prohibits an SBIC from financing small businesses in certain industries such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 20% of regulatory capital in one company and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA places certain limits on the financing terms of investments by SBICs in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies of the SBIC. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

The SBA also prohibits, without prior written approval, a “change in control” of an SBIC or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed SBIC. A “change of control” is any event which would result in the transfer of power, direct or indirect, to direct management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

Idle Funds Limitation

The SBA limits an SBIC from investing idle funds to the following types of securities:

•	direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature 15 months from the date of the investment;

•

repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government);

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or

•	a deposit account in a federally insured institution that is subject to withdrawl restriction of one year or less;

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital, which generally equates to the amount of its equity capital paid-in. However, we have capitalized SBIC LP with a lesser amount.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse affect on debt and equity capital markets in the United States, which could have a negative impact on our business and operations.

During the past three years, the U.S. capital markets have experienced a period of disruption characterized by the freezing of credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During this period of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions could and may reoccur for a prolonged period of time again or even materially worsen in the future. While current conditions have improved, we may have difficulty accessing debt and equity capital in order to grow. A return of severe disruption and instability in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a business development company, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200% of total indebtedness immediately after each time we incur indebtedness. Shrinking portfolio values negatively impact our ability to borrow additional funds under our credit facility because our net asset value is reduced for purposes of the 200% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a business development company and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past had and may in the future have a negative effect on the valuations of our investments, and on the potential for liquidity events involving our investments. The debt capital that will be available to us, if at all, may be at a higher cost and on less favorable terms and conditions in the future. A prolonged inability to raise capital will require us to reduce the volume of loans we originate and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Market developments may adversely affect our business and results of operations by reducing availability under our credit facility and SBIC LP’s SBA debentures.

In addition to the applicable asset coverage test that restricts our ability to borrow under our credit facility, the credit facility contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Our borrowings under our credit facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by SBIC LP. The agreements governing the credit facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of shareholder’s equity; and

•	A requirement that our outstanding borrowings under the credit facility not exceed a certain percentage of the values of our portfolio companies.

In addition to the credit facility, SBIC LP has issued SBA debentures that require our SBIC to generate sufficient cash flow to make required interest payments. Further, SBIC LP must maintain a minimum capitalization that if impaired could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debenture. Our borrowings under our SBA debentures are collateralized by the assets of SBIC LP.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity. This could have a material adverse effect on our operations, as it would trigger mandatory pre-payment obligations under the terms of the credit facility and SBA debentures.

We rely in part on over-the-counter investments to provide us with adequate liquidity, but even these investments may face liquidity constraints under adverse market conditions.

The market for other over-the-counter traded securities has weakened in the past as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the investments. Such willingness to transact on investments has decreased under recent market conditions.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. The fair value of our portfolio companies on the whole has increased over the past two fiscal years. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us. If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations.

Our wholly owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our consolidated net ordinary income and net capital gain income, including income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in an entity-level tax on us.

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

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Most of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

We have operated so as to qualify as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income we do not distribute. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our board of directors. We have obtained such approval from our shareholders in February 2010, which will remain in effect for twelve months. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities on Form S-3. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

•

SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we anticipate that in the future, as permitted under SBA regulations, we may, through our wholly owned subsidiary, SBIC LP, issue SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC LP would be exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

Our wholly owned SBIC subsidiary is licensed by the SBA and is subject to SBA regulations.

Effective July 30, 2010, our wholly owned subsidiary, SBIC LP, received a license from the SBA to operate as an SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause our SBIC subsidiary to invest at less competitive rates according to applicable SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly owned subsidiary.

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital, which generally equates to the amount of its equity capital. However, we have capitalized SBIC LP with a lesser amount.

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

Additionally, our subsidiary, SBIC LP, has received borrowed funds from the SBA through its debenture program and has received commitments for additional SBA debentures. In connection with the filing of its SBA license application, PennantPark Investment applied for exemptive relief from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio.

There can be no assurance that we will be able to capitalize SBIC LP with sufficient regulatory capital to access the maximum borrowing amount available or that we will receive an exemptive relief from the SEC with respect to the SBA debentures. If we are granted exemptive relief, our ratio of total assets on a consolidated basis to outstanding to indebtedness may be greater than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

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

We have indebtedness outstanding pursuant to our credit facility and expect in the future to borrow additional amounts under our credit facility and, subject to market availability, to increase the size of our credit facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC LP, in connection with our credit facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA as a lender and an administrative agent, has a superior claim over the assets of our SBIC in relation to our lender. In addition, borrowings or SBA debentures, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2010, we had outstanding borrowings of $233.1 million under our credit facility (including a temporary draw of $5.2 million) and $14.5 million outstanding under the SBA debentures (including temporary financings of $14.0 million). Our consolidated debt outstanding was $ 247.6 million and had a weighted average annual interest rate at the time of 1.32% exclusive of the fee on undrawn commitment of 0.20% and 3.43% upfront fees on the SBA debentures. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2010, at the then current rate, we would have to receive an annual yield of at least 0.46%. This example is for illustrative purposes only, and actual interest rates on our credit facility borrowings and SBA debentures are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee payable to our Investment Adviser, will be borne by our common stockholders.

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

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2010 of 33% of total assets (including such borrowed funds), at a weighted average rate at the time of 1.32%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	-10.0%	-5.0%	0	5.0%	10.0%
Corresponding return to common stockholders(2)	-19.2%	-10.0%	-0.8%	8.4%	17.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In the period from June 25, 2007, when we executed our credit facility, through September 30, 2010, the applicable LIBOR rate has decreased from 5.3% to 0.3%. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

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

Furthermore, the initial rate on SBIC LP’s temporary SBA debentures will be reset in March 2011, the next pooling date, at a spread above the 10-year treasury and will remain fixed for 10 years from such date. Thus, while the rate is fixed from September 30, 2010 until March 2011, we are exposed to risks associated with changes in interest rates until March 2011 on any current and future temporary borrowings. In addition, SBA debentures incurred the future may bear significantly less attractive borrowing terms depending upon the then-applicable fixed rates.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our credit facility future decreases of fair value of our debt will have a corresponding increase to our net asset value. Further increases of fair value of our debt will have the opposite effect. This will tend to mitigate volatility in our earnings and net asset value. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of our Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Investment that may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Officers of our Investment Adviser and Administrator are currently providing managerial assistance to our controlled affiliate.

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

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.

All of our investments are recorded using broker/dealers quotes, or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and credit facility borrowings will be classified as Level 3 under ASC 820, Fair Value Measurements. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and credit facility borrowings will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer materially reduces the reliability of such information.

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

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

At September 30, 2010, most of our portfolio assets were recorded at fair value as determined in good faith by our board of directors. As we invest a greater percentage of our total assets in private investments, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Additionally, valuations of private securities and private companies are inherently uncertain. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity in our investments may adversely affect our business.

We may acquire our investments directly from the issuer in privately negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We typically exit our investments when the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering of the company, but we are not required to do so.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly in light of recent market developments in which investor appetite for illiquid securities was substantially diminished. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

We rely in part on our over-the-counter securities to provide us with adequate liquidity, but even these securities did face liquidity constraints under recent market conditions.

The market for other over-the-counter traded securities has weakened in the recent past as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We intend to invest primarily in senior secured loans, mezzanine debt and selected equity investments issued by U.S. middle-market companies.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as a senior secured loan.

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

Because we do not generally hold controlling equity interests in our portfolio companies, we are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Because we do not, generally, have controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately held companies, including controlled equity interests, presents certain challenges, including the lack of available or comparable information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we will rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose value on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could materially adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans, mezzanine debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

On February 2, 2010, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a 12-month period. Our most recent offering was on August 23, 2010, where we sold shares of our common stock below the then current net asset value per share of common stock. Such approval has allowed and will continue to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests.

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

The investments we make in accordance with our investment objectives may result in a higher amount of risk and volatility than alternative investment options or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information.

There is a risk that our common stockholders may receive our stock as dividends.

In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market in the United States, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our NAV. Our shares traded on NASDAQ Global Select Market at $10.61 and $8.11 as of September 30, 2010 and 2009, respectively. Our NAV was $10.69 and $11.85, as of September 30, 2010 and 2009, respectively. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, business development companies or SBICs;

•	any loss of RIC or SBIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

The SBA also limits an SBIC from investing idle funds to the following types of securities:

•	direct obligations or, or obligations guaranteed as to principal and interest by, the United States government, which mature 15 months from the date of the investment;

•

repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government);

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or

•	a deposit account in a federally insured institution that is subject to withdrawal restriction of one year or less.

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

As of September 30, 2010, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

We nor our Investment Adviser nor our Administrator are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

Period		Closing Sales Price
	NAV(1)	High	Low	High Sales Price to NAV(2)	Low Sales Price to NAV(2)	Dividends Declared
Fiscal year ended September 30, 2010
Fourth quarter	$10.69	$10.69	$9.17	100%	86%	$0.26
Third quarter	10.94	11.84	9.02	108	82	0.26
Second quarter	11.07	10.77	8.88	97	80	0.26
First quarter	11.86	9.15	7.63	77	64	0.25

Fiscal year ended September 30, 2009
Fourth quarter	11.85	9.06	6.28	76	53	$0.24
Third quarter	11.72	7.65	3.85	65	33	0.24
Second quarter	12.00	4.05	2.64	34	22	0.24
First quarter	10.24	7.81	2.35	76	23	0.24

Fiscal year ended September 30, 2008
Fourth quarter	10.00	8.50	5.92	85	59	0.24
Third quarter	10.77	8.60	7.05	80	65	0.22
Second quarter	10.26	11.31	8.38	110	82	0.22
First quarter	12.07	14.49	9.08	120	75	0.22

Fiscal year ended September 30, 2007
Fourth quarter	12.83	14.76	12.61	115	98	0.22
Third quarter*	13.74	15.03	14.04	109	102	0.14

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
*	From April 24, 2007 (initial public offering) to June 30, 2007.

While our common stock has from time to time traded in excess of our net asset value, there can be no assurance, however, that it will trade at such a premium (to net asset value) in the future.

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since our inception (See Note 8 to our consolidated financial statements):

Record Dates	Payment Dates	Dividends Declared
Fiscal year ended September 30, 2010
September 14, 2010	October 1, 2010	$0.26
June 24, 2010	July 1, 2010	$0.26
March 25, 2010	April 1, 2010	$0.26
December 24, 2009	January 4, 2010	$0.25

Total		$1.03

Fiscal year ended September 30, 2009
September 8, 2009	October 1, 2009	$0.24
June 24, 2009	July 1, 2009	$0.24
March 25, 2009	April 1, 2009	$0.24
December 23, 2008	January 4, 2009	$0.24

Total		$0.96

Fiscal year ended September 30, 2008
September 24, 2008	October 1, 2008	$0.24
June 23, 2008	June 30, 2008	$0.22
March 24, 2008	March 31, 2008	$0.22
December 24, 2007	December 31, 2007	$0.22

Total		$0.90

Fiscal year ended September 30, 2007
September 25, 2007	September 28, 2007	$0.22
June 22, 2007	June 29, 2007	$0.14

Total		$0.36	*

*	$0.00107 per share is a tax return of capital

In January 2011, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

In January 2010, the Internal Revenue Service extended a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2010.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 24, 2007 (initial public offering) through September 30, 2010. The graph assumes that, on April 24, 2007, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

We have derived the financial information below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such periods. The Statement of operations data, Per share data and Balance sheet data for the fiscal years ended September 30, 2010, 2009 and 2008, and for the period from January 11, 2007 (inception) through September 30, 2007 are derived from our financial statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008	For the period from January 11, 2007 (inception) through September 30, 2007
(Dollar amounts in thousands, except per share data)	Audited	Audited	Audited	Audited
Statement of operations data:
Total investment income	$60,140	$45,119	$39,811	$13,107
Net expenses before base management fee waiver	28,065	22,400	21,676	6,444
Net expenses after base management fee waiver(1)	28,065	22,400	21,255	5,803
Net investment income	32,075	22,719	18,556	7,304
Net realized and unrealized (loss) gain	(15,539)	13,083	(59,259)	(24,004)
Net increase/(decrease) in net assets resulting from operations	16,535	35,802	(40,703)	(16,699)

Per share data:
Net asset value (at period end)	10.69	11.85	10.00	12.83
Net investment income(2)	1.09	1.08	0.88	0.35
Net realized and unrealized (loss) gain(2)	(0.53)	0.62	(2.81)	(1.15)
Net increase/(decrease) in net assets resulting from operations(2)	0.56	1.70	(1.93)	(0.80)
Distributions declared(2),(6)	(1.09)	(0.96)	(0.90)	(0.36)

Balance sheet data (at period end):
Total assets	711,494	512,381	419,811	555,008
Total investment portfolio	664,724	469,760	372,148	291,017
Borrowings outstanding	233,641 (5)	175,475 (5)	202,000	10,000
Payable for investments and unfunded investments	74,988	25,821	—	273,334
Total net asset value	386,575	300,580	210,728	270,393

Other data:
Total return(3)	44.79%	30.39%	(38.58)%	(8.29)%
Number of portfolio companies (at period end)(4)	43	42	37	38
Yield on debt portfolio (at period end)(4)	12.7%	11.4%	11.1%	10.1%

(1)	The base management fee waiver was in effect from Inception through March 31, 2008. See “Certain Relationships and Transaction” in the accompanying prospectus.
(2)	Based on the weighted average shares outstanding for the respective periods.
(3)	Based on the change in market price per share during the periods and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan. Total return is not annualized for a period less than one year.
(4)	Unaudited.
(5)	At fair value in the case of our credit facility.
(6)	Determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under U.S. generally accepted accounting principles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

PennantPark Investment Corporation is a business development company whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. PennantPark Investment seeks to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. The turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions may present us with attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our credit facility, the SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007.We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less.

Our wholly owned SBIC subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010 and received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act on July 30, 2010. Our SBIC’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with us, with no effect on management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. . PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt we accrue under our credit facility and SBA debentures. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complimentary businesses;

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2010, our portfolio totaled $664.7 million and consisted of $234.6 million of senior secured loans, $156.7 million of second lien secured debt, $223.9 million of subordinated debt and $49.5 million of preferred and common equity investments. Our portfolio consisted of 75% fixed-rate (including 26% with a LIBOR or prime floor) and 25% variable-rate investments. Overall, the portfolio had an unrealized appreciation of $8.0 million. Our overall portfolio consisted of 43 companies with an average investment size of $15.5 million, a weighted average yield on debt investments of 12.7%, and was invested 35% in senior secured loans, 24% in second lien secured debt, 34% in subordinated debt and 7% in preferred and common equity investments.

As of September 30, 2009, our portfolio totaled $469.8 million and consisted of $150.6 million of senior secured loans, $134.4 million of second lien secured debt, $157.1 million of subordinated debt and $27.7 million of preferred and common equity investments. Our debt portfolio consisted of 53% fixed-rate (including 13% with a LIBOR or prime floor) and 47% variable-rate investments. Overall, the portfolio had an unrealized depreciation of $27.5 million. Our overall portfolio consisted of 42 companies with an average investment size of $11.2 million and a weighted average yield on debt investments of 11.4%, and was invested 32% in senior secured loans, 29% in second lien secured debt, 33% in subordinated debt and 6% in preferred and common equity investments.

For the fiscal year ended September 30, 2010, we purchased $309.5 million of investments issued by 17 new and 12 existing portfolio companies with an overall weighted average yield of 14.9% on debt investments. This compares to purchasing $112.7 million in 11 new and 8 existing portfolio companies with an overall weighted average yield of 14.5% on debt investments, and compares to purchasing $206.8 million in 14 new and 2 existing portfolio companies with an overall weighted average yield of 13.8% on debt investments for the fiscal years ended September 30, 2009 and 2008, respectively.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities including debt and equity investments of middle-market companies. All of our investments are recorded using broker/dealers quotes or using fair value as determined in good faith by our board of directors in consultation with our independent third party valuation firms. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers, if available, or by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Debt and equity investments that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Such determination of fair values involves subjective judgments and estimates. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, all of our investments (other than cash and cash equivalents) and long-term credit facility are classified as Level 3.

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy.

The FASB issued guidance on, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB 115, or ASC 825-10. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted ASC 825-10 on October 1, 2008 and have made an irrevocable election to apply the fair value option to our credit facility liability. The fair value option was elected for our credit facility to align the measurement attributes of both the assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Upon adoption, our net asset value increased by $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility. For the fiscal years ended September 30, 2010 and 2009, our long-term credit facility had a net change in unrealized (appreciation) depreciation of $(35.7) million and $7.8 million, respectively. On September 30, 2010 and 2009, net unrealized appreciation on our long-term credit facility totaled $13.9 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. We use a nationally recognized independent valuation services to measure the fair value of our credit facility in a manner consistent with the valuation process that our board of directors uses to value our investments. After adoption, subsequent changes in the fair value of our credit facility will be recorded in the consolidated statement of operations. We have not elected to apply ASC 825-10 to any other financial assets or liabilities.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount, market discount or premium and deferred financing costs on our debt are capitalized, and we then amortize such amounts as interest income or expense as applicable. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

RESULTS OF OPERATIONS

Set forth below are our results of operations for the fiscal years ended September 30, 2010, 2009 and 2008.

Investment Income

Investment income for the fiscal year ended September 30, 2010, was $60.1 million, and was primarily attributable to $16.9 million from senior secured loan investments, $13.2 million from second lien secured debt investments, and $24.7 million from subordinated debt investments for the same period. The remaining investment income was primarily attributed to interest income from net accretion of discount and amortization of premium. The increase in investment income over the prior year was due to growth of our portfolio which was also driven by investment of the proceeds from our equity offerings and rotation out of lower yielding assets.

Investment income for the fiscal year ended September 30, 2009, was $45.1 million, and was primarily attributable to $6.0 million from senior secured loan investments, $12.2 million from second lien secured debt investments, and $24.1 million from subordinated debt investments for the same period. The remaining investment income was primarily attributed to interest income from net accretion of discount and amortization of premium. The increase in investment income over the prior year was due to the growth in our overall portfolio.

Investment income for the fiscal year ended September 30, 2008, was $39.8 million, and was primarily attributable to $16.2 from senior secured loan investments, $14.7 million from second lien secured debt investments, and $7.2 million from subordinated debt investments for the same period. The remaining investment income was primarily attributed to interest income from short-term investments and to net accretion of discount and amortization of premium. The increase in investment income over the prior year was due to the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Expenses

Expenses for the fiscal year ended September 30, 2010, totaled $28.0 million. Base management fee for the same period totaled $11.6 million, performance-based incentive fee totaled $8.0 million, credit facility and SBA debentures related expenses totaled $3.7 million, general and administrative expenses totaled $4.6 million and an excise tax of $0.1 million was incurred. The increase in expenses over the prior year was primarily due to the growth of our portfolio and net investment income.

Expenses for the fiscal year ended September 30, 2009, totaled $22.4 million. Base management fee for the same period totaled $7.7 million, performance-based incentive fee totaled $5.7 million, credit facility related expenses totaled $4.6 million and general and administrative expenses totaled $4.4 million. The increase in expenses over the prior year was primarily due to the growth of our portfolio and offset by the reduced borrowing costs under our credit facility.

Net expenses for the fiscal year ended September 30, 2008, totaled $21.2 million. Net base management fee for the same period totaled $6.7 million, performance-based incentive fee totaled $3.8 million, credit facility related expense totaled $6.3 million and general and administrative expenses totaled $4.4 million. The increase in expenses other the prior year was due to the growth of our portfolio and the incurrence of additional borrowing costs under our credit facility.

Net Investment Income

Net investment income totaled $32.1 million or $1.09 per share, $22.7 million or $1.08 per share and $18.6 million or $0.88 per share, respectively, for the fiscal years ended September 30, 2010, 2009 and 2008. The increase in per share net investment income from 2009 to 2010 was the result of the growth of our portfolio offset by the dilutive effect of issuing shares below our net asset value.

Net Realized Losses

Sales and repayments of long-term investments for the fiscal years ended September 30, 2010, 2009 and 2008, totaled $145.2 million, $28.0 million and $70.1 million, respectively, and net realized losses totaled $15.4 million, $39.2 million and $11.2 million, respectively. Net realized losses decreased over the prior year due to improvements in the overall leveraged finance markets.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Facility

Net change in unrealized appreciation (depreciation) on investments totaled $35.5 million, $44.5 million and $(48.1) million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. Net change in unrealized (appreciation) depreciation on credit facility totaled $(35.7) million and $7.8 million for the fiscal years ended September 30, 2010 and 2009, respectively. Net change in unrealized appreciation on investments improved over the prior year due to the overall improvements in the leveraged finance markets. Net change in unrealized (appreciation) on our credit facility over the prior year is the result of it approaching maturity.

Net Increase (Decrease) in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations totaled $16.5 million, or $0.56 per share, $35.8 million, or $1.70 per share, and $(40.7) million, or $(1.93) per share for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The net increase in net assets from operations over the prior year was due to the continued growth in net investment income as a result of growing our portfolio, offset by realized losses and the appreciation in the value of our credit facility as it approaches maturity. The net increase in net assets resulting from operations decreased from 2008 to 2009, primarily due to a decline in the leveraged finance markets.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from our credit facility, SBA debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our credit facility, the SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

On June 25, 2007, PennantPark Investment entered into its credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial as successor in interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of September 30, 2010, we had outstanding borrowings of $233.1 million (including a $5.2 million temporary draw) with a fair value of $219.1 million and a weighted average interest rate at the time of 1.34% exclusive of the fee on undrawn commitment of 0.20%.

Under the credit facility, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets, except for those assets of SBIC LP. Pricing of borrowings under our credit facility is set at 100 basis points over LIBOR.

The credit facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the credit facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0, (excluding any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our credit facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio. As of September 30, 2010, we are in compliance with the terms of our credit facility.

We may raise additional equity or debt capital through both registered offerings off a shelf registration and by private offerings of securities, by securitizing a portion of our investments or borrow from the SBA through our SBIC subsidiary, among other considerations. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current credit facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure considering our credit facility matures in June 2012. Furthermore, our credit facility availability depends on various covenants and restrictions as discussed in the preceding paragraph. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

On February 2, 2010, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of 12 months. For the fiscal year ended September 30, 2010, we sold 10.8 million shares of our common stock below the then current net asset value per share, inclusive of the underwriters’ over-allotment options, resulting in net proceeds of $101.7 million. This compares to selling 4.3 million shares of common stock resulting in net proceeds of $ 32.5 million in the prior year, excluding the underwriters’ over-allotment option. Any decision to sell shares below the then current net asset value per share of our common stock in one or more offerings is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to our stockholder’s interest in our common stock and a reduction of our net asset value per share.

SBIC LP is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including but not limited to an examination by the SBA. As of September 30, 2010, we have committed $50.0 million to SBIC LP, funded it with equity capital of $14.5 million and had SBA debentures outstanding of $14.5 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital.

On August 5, 2010, SBIC LP received a SBA debenture commitment of $33.5 million. As of September 30, 2010, $14.5 million of the $33.5 million debt commitment was drawn with a weighted average interest rate of 0.93% exclusive of the 3.43% in upfront fees. Of the $14.5 million of SBA debentures outstanding, $0.5 million is fixed for 10-years with a rate of 3.50% (inclusive of the SBA annual fee) and $14.0 million is temporary financing currently bearing a rate of 0.84% that will reset to a market-driven rate in March 2011. Additionally, SBA debentures require an upfront commitment fee of 1% and are issued at a 2.43% discount to face. Both fees are amortized over the life of the loan. The remaining unused SBA debentures totaled $19.0 million as of September 30, 2010, subject to customary regulatory requirements. See recent developments for information pertaining to the increased commitment and availability under the SBA debenture program.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries, requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations. As of September 30, 2010, SBIC LP is in compliance with its regulatory requirements.

PennantPark Investment applied for exemptive relief from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. There can be no assurance that we will be able to capitalize SBIC LP with sufficient regulatory capital to access the maximum borrowing amount available or that we will receive an exemptive relief from the SEC with respect to the SBA-guaranteed debentures.

If we are granted exemptive relief, our ratio of total assets on a consolidated basis to outstanding to indebtedness may be greater than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage. See “Risk Factors—If we incur additional debt, it could increase the risk of investing in our shares.”

At September 30, 2010, we had over $100 million of assets bearing a coupon of 9% or lower. We will look to rotate these assets into new higher yielding investments over time.

Our operating activities used cash of $127.1 million for the fiscal year ended September 30, 2010, and our financing activities provided net cash proceeds of $95.6 million for the same period. Our operating activities used cash primarily for investing that was provided from, primarily, proceeds from our follow-on public offerings of common stock and draws under the credit facility and SBA debentures.

Our operating activities used cash of $42.4 million for the fiscal year ended September 30, 2009, and our financing activities provided net cash proceeds of $35.4 million for the same period, primarily from proceeds from a follow-on public offering of common stock. Our operating activities used cash primarily for investing, that was provided from proceeds from a secondary public offering and draws under the credit facility.

Our operating activities used cash of $395.8 million for the fiscal year ended September 30, 2008, and our financing activities provided cash proceeds of $178.1 million for the same period, primarily from borrowings under our credit facility. Our operating activities used cash primarily for investing that was provided from proceeds from our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations including, but not limited to, borrowings under our multi-currency $300.0 million, five-year, revolving credit facility maturing in June 2012 and other contractual obligations are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$233.1	$—	$233.1	$—	$—
SBA debentures(2)	14.5	—	—	—	14.5

Subtotal debt outstanding(3)	247.6	—	233.1	—	14.5
Unfunded investments(4)	22.2	3.6	18.6	—	—

Total contractual obligations	$269.8	$3.6	$251.7	$—	$14.5

(1)	As of September 30, 2010, we had $66.9 million of unused borrowing capacity under our credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt. Amount outstanding included a $5.2 million temporary draw.
(2)	As of September 30, 2010, SBIC LP had $19.0 million of unused borrowing capacity under SBIC LP’s commitment from the SBA and $14.0 million of SBA debentures that will have a rate reset in March 2011.
(3)	The weighted average interest rate on the total debt outstanding as of September 30, 2010 is 1.32% exclusive of the fee on undrawn commitment of 0.20% and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(4)	Unfunded debt investments described in the statement of assets and liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2010, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with us, with no effect on the management or incentive fees on a consolidated basis. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See note 3 to the consolidated financial statements.

Under our Administration Agreement, which was renewed in February 2010, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement which is intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See note 3 to the consolidated financial statements.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we also must distribute at least 98% of our income (both ordinary income and net capital gains) in order to preclude the imposition of an entity level excise tax. For the fiscal year ended September 30, 2010, we have elected to retain a portion of our calendar year income and record an excise tax of $0.1 million.

During the fiscal years ended September 30, 2010, 2009 and 2008, we declared to stockholders distributions of $1.03, $0.96 and $0.90 per share, respectively, for total distributions of $32.3 million, $20.2 million and $19.0 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year.

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

Recent Developments

On November 4, 2010, SBIC LP received a debt commitment from the SBA for an additional $66.5 million bringing its total debt commitment from the SBA to $100.0 million. Subsequent to September 30, 2010, SBIC LP completed its SBA examination in order to gain access to the full SBA commitment subject to customary regulatory requirements.

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

Assuming that the balance sheet as of September 30, 2010 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of PennantPark Investment Corporation and its Subsidiaries, (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries), are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

PennantPark Investment’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of PennantPark Investment, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2010. This report appears on page 69.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedules of investments as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended September 30, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 17, 2010

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited PennantPark Investment Corporation and its Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 67 of the Annual Report on Form 10-K, and Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedules of investments as of September 30, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for the years ended September 30, 2010, 2009 and 2008, and our report dated November 17, 2010 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 17, 2010

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,

	2010	2009
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$631,280,755 and $479,909,805, respectively)	$641,290,626	$453,644,335
Non-controlled, affiliated investments, at fair value (cost—$17,427,648 and $17,378,081, respectively)	15,433,680	16,115,738

Controlled, affiliated investments, at fair value (cost—$8,000,100 and $0, respectively)	8,000,100	—

Total of Investments, at fair value (cost – $656,708,503 and $497,287,886, respectively)	664,724,406	469,760,073
Cash equivalents (See Note 9)	1,814,451	33,247,666
Interest receivable	12,814,096	5,539,056
Receivables for investments sold	30,254,774	2,726,007
Prepaid expenses and other assets	1,886,119	1,108,567

Total assets	711,493,846	512,381,369

Liabilities
Distributions payable	9,401,281	5,056,505
Payable for investments purchased	52,785,000	19,489,525
Unfunded investments	22,203,434	6,331,385
Credit facility payable (Cost: $233,100,000 and $225,100,000, respectively), (See Notes 5 and 11)	219,141,125	175,475,380
SBA debentures payable (Cost: $14,500,000 and $0, respectively), (See Notes 5 and 11)	14,500,000	—
Interest payable on credit facility and SBA debentures	215,135	72,788
Management fee payable (See Note 3)	3,286,816	2,220,110
Performance-based incentive fee payable (See Note 3)	2,239,011	1,508,164
Accrued other expenses	1,146,821	1,647,244

Total liabilities	324,918,623	211,801,101

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized and 36,158,772 and 25,368,772 shares issued and outstanding, respectively	36,159	25,369
Paid-in capital in excess of par	428,675,184	327,062,304
Undistributed net investment income	1,800,646	1,890,235

Accumulated net realized loss on investments and cash equivalents	(65,911,544)	(50,494,447)
Net unrealized appreciation (depreciation) on investments	8,015,903	(27,527,813)

Net unrealized depreciation on credit facility	13,958,875	49,624,620

Total net assets	$386,575,223	$300,580,268

Total liabilities and net assets	$711,493,846	$512,381,369

Net asset value per share	$10.69	$11.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2010	2009	2008
Investment income:
From non-controlled, non-affiliated investments:
Interest	$57,467,862	$43,613,233	$38,405,757
Other	1,069,514	154,311	—
From non-controlled, affiliated investments:
Interest	1,358,031	1,351,227	1,405,205
Other	34,350	—	—
From controlled, affiliated investments:
Interest	210,000	—	—

Total investment income	60,139,757	45,118,771	39,810,962

Expenses:
Base management fee (See Note 3)	11,618,773	7,715,615	7,136,580
Performance-based incentive fee (See Note 3)	8,018,309	5,683,388	3,791,900
Interest and expenses on the credit facility and SBA debentures (See Note 11)	3,672,444	4,628,564	6,308,933
Administrative services expenses (See Note 3)	2,328,210	2,319,759	2,301,973
Other general and administrative expenses	2,329,110	2,052,530	2,136,303

Expenses before base management fee waiver	27,966,846	22,399,856	21,675,689

Base management fee waiver	—	—	(420,731)
Income tax expense	98,294	—	—

Net expenses	28,065,140	22,399,856	21,254,958

Net investment income	32,074,617	22,718,915	18,556,004

Realized and unrealized (loss) gain on investments, cash equivalents and credit facility:
Net realized loss on non-controlled, non-affiliated investments	(15,417,097)	(39,243,879)	(11,154,735)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	36,275,341	46,954,325	(49,052,812)
Non-controlled, affiliated investments	(731,625)	(2,455,952)	948,604
Credit facility (See Note 5)	(35,665,745)	7,828,620	—

Net change in unrealized (depreciation) appreciation	(122,029)	52,326,993	(48,104,208)

Net realized and unrealized (loss) gain from investments, cash equivalents and credit facility	(15,539,126)	13,083,114	(59,258,943)

Net increase (decrease) in net assets resulting from operations	$16,535,491	$35,802,029	$(40,702,939)

Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.56	$1.70	$(1.93)
Net investment income per common share	$1.09	$1.08	$0.88

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years ended September 30,
	2010	2009	2008
Net increase (decrease) in net assets from operations:
Net investment income	$32,074,617	$22,718,915	$18,556,004
Net realized loss on investments and cash equivalents	(15,417,097)	(39,243,879)	(11,154,735)
Net change in unrealized appreciation (depreciation) on investments	35,543,716	44,498,373	(48,104,208)
Net change in unrealized (appreciation) depreciation on credit facility	(35,665,745)	7,828,620	—

Net increase (decrease) in net assets resulting from operations	16,535,491	35,802,029	(40,702,939)

Dividends and distributions to stockholders:
Dividends from net investment income	(32,264,036)	(20,226,021)	(18,961,895)

Capital share transactions:
Issuance of shares of common stock	107,710,000	34,400,000	—
Offering costs	(5,986,500)	(1,920,000)	—

Net increase in net assets resulting from capital share transactions	101,723,500	32,480,000	—

Total increase (decrease) in net assets	85,994,955	48,056,008	(59,664,834)

Net Assets:
Beginning of period	300,580,268	210,728,260	270,393,094
Cumulative effect of adoption of fair value option (See Note 5)	—	41,796,000	—

Adjusted beginning of period balance	300,580,268	252,524,260	270,393,094

End of period	$386,575,223	$300,580,268	$210,728,260
Undistributed (distributions in excess of) net investment income, at period end	$1,800,646	$1,890,235	$(602,660)

Capital Share Activity:
Shares issued from public offerings	10,790,000	4,300,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,535,491	$35,802,029	$(40,702,939)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used for operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(35,543,716)	(44,498,373)	48,104,208
Net change in unrealized appreciation (depreciation) on credit facility	35,665,745	(7,828,620)	—
Net realized loss on investments and cash equivalents	15,417,097	39,243,879	11,154,735
Net accretion of discount and amortization of premium	(4,203,920)	(2,890,687)	(1,285,365)
Purchase of investments	(309,455,078)	(112,693,490)	(206,790,979)
Payment-in-kind interest	(6,416,075)	(4,729,590)	(2,434,562)
Proceeds from disposition of investments	145,237,359	27,956,008	70,120,751
(Increase) Decrease in interest receivable	(7,275,040)	507,143	(1,528,349)
(Increase) in receivables for investments sold	(27,528,767)	(2,726,007)	—
(Decrease) in payables for cash equivalents purchased	—	—	(252,759,931)
Increase (Decrease) in payables for investments purchased	33,295,475	19,489,525	(16,583,921)
Increase (Decrease) in unfunded investments	15,872,049	6,331,385	(3,989,948)
Increase (Decrease) in interest payable on credit facility and SBA debentures	142,347	(652,529)	554,328
(Increase) Decrease in prepaid expenses and other assets	(90,927)	258,912	146,104
Increase (Decrease) in management fee payable	1,066,706	2,134,214	(288,585)
Increase in performance-based incentive fee payable	730,847	1,385,131	123,033
(Decrease) Increase in accrued other expenses	(500,423)	555,556	356,376

Net cash used for operating activities	(127,050,830)	(42,355,514)	(395,805,044)
Cash flows from financing activities:
Proceeds from issuance of common stock	107,710,000	34,400,000	—
Offering costs	(5,986,500)	(1,920,000)	—
Dividends and distributions paid	(27,919,260)	(20,226,021)	(13,905,390)
Borrowings under SBA debentures (See Note 11)	14,500,000	—	—
Borrowing costs capitalized	(686,625)	—	—
Borrowings under credit facility (See Note 11)	256,000,000	169,600,000	461,040,000
Repayments under credit facility (See Note 11)	(248,000,000)	(146,500,000)	(269,040,000)

Net cash provided by financing activities	95,617,615	35,353,979	178,094,610

Net decrease in cash equivalents	(31,433,215)	(7,001,535)	(217,710,434)
Cash equivalents, beginning of year	33,247,666	40,249,201	257,959,635

Cash equivalents, end of year	$1,814,451	$33,247,666	$40,249,201

Supplemental disclosure of cash flow information and non-cash activity (See Note 5):
Interest paid	$3,161,048	$5,014,055	$4,982,247
Income taxes paid	98,294	—	—
Cumulative effect of adoption of fair value option on credit facility	—	41,796,000	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—165.9%(1),(2)
First Lien Secured Debt—59.3%
Airvana Networks Solution, Inc.	08/27/2014	Communications	11.00%		L+900	(8)	$13,583,333	$13,316,337	$13,447,500
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	16,363,636	15,786,257	16,363,636
Birch Communications, Inc.(9)	01/31/2011	Telecommunications	—		—		3,636,364	3,636,364	3,636,364
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,305,603	7,912,500
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	987,774	1,045,000
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,250,000	8,765,468	9,296,250
Columbus International, Inc.(5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,048,000
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950 P+850	(8)	11,905,025	11,650,744	11,845,500
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.62%		L+225		8,752,500	8,752,500	3,894,863
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,875,000	24,402,321	24,875,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.71%		L+225		9,744,595	9,744,595	7,874,850
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+675	(8)	19,000,000	17,866,826	18,240,000
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,631	25,481,512	26,052,631
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.54%		L+225		3,844,931	3,844,931	3,345,090
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	9,829,738	8,432,037	6,995,500

Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	66,801	66,801	64,263
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		200,404	200,404	192,789
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,756,343	29,702,813
Three Rivers Pharmaceutical, L.L.C.	10/22/2011	Healthcare, Education and Childcare	15.25%		L+1,300 P+1,200	(8)	25,000,000	21,861,968	21,861,968
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,381,967	4,882,500

Total First Lien Secured Debt								231,907,418	229,243,683

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/Shares	Cost	Fair Value(3)
Second Lien Secured Debt—38.6%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.43%		L+600		$13,600,000	$13,216,845	$11,696,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.39%		L+700		12,000,000	11,776,589	10,410,000
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	5,950,400
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.79%		L+750		12,000,000	11,958,469	11,940,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,570,357	2,570,357	2,594,775

Mohegan Tribal Gaming Authority(5)	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,825,762	4,475,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,219,319	3,219,319	2,675,254
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+850	(8)	1,773,703	1,773,703	1,349,788
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,600,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.13%		L+775		10,000,000	9,950,907	9,325,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	17,039,991	19,118,750
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.05	%(6)	L+575		21,500,000	19,211,412	19,887,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.26	%(6)	L+700		22,500,000	22,490,129	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.29	%(6)	L+600		17,811,488	17,341,134	16,564,684

Total Second Lien Secured Debt								151,611,934	149,087,151

Subordinated Debt/Corporate Notes—56.1%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		10,000,000	9,855,000	9,855,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,380,337	18,696,150
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,973,429	8,170,289
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,720,892	20,359,932	21,425,401
Da-Lite Screen Company, Inc.(5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,379,843	25,625,000
i2 Holdings Ltd.(10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		23,283,292	22,970,124	23,283,292
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	%(6)	—		3,947,368	3,194,611	3,592,105
MedQuist, Inc.	10/15/2016	Business Services	13.00	%(6)	—		19,000,000	18,430,000	18,430,000
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	9,055,731	7,900,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,721,019	11,361,858	11,838,229
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,501,960	20,331,704	21,117,018
UP Acquisition Sub Inc.	02/08/2015	Oil and Gas	15.50	%(6)	—		21,098,000	20,642,507	20,148,590
Veritext Corp.	12/31/2015	Business Services	14.00	%(6)	—		15,000,000	14,636,487	15,000,000
Veritext Corp.(9), (7)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								213,271,563	217,081,074

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par / Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests —2.0%(7)
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	319	$318,896	$—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	797	797,288	1,070,352
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%	—	144,375	144,376	148,909
i2 Holdings Ltd.(10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	3,869,263
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,495,885
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%	—	91,608	2,499,066	495,851

Total Preferred Equity/Partnership Interests						9,894,692	7,766,080

Common Equity/Warrants/Partnership Interests—9.9%(7)
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,627	16,271	387,012
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	3,200,000	7,987,755
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,076	1,998,008
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906	4,016,429
i2 Holdings Ltd.(10)	—	Aerospace and Defense	—	—	457,322	454,030	—
Kadmon Holdings, L.L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	1,780,693	1,780,693
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	857,339	857,339
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	633,308
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999	4,350,440
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,081,683
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	132,803
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	973,875
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—	—	137,923	2,111,588	4,589,906
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,688,629
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—	—	91,608	916	—
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,634,758

Total Common Equity/Warrants/Partnership Interests						24,595,148	38,112,638

Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$631,280,755	$641,290,626

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies—4.0%(1),(2)
Second Lien Secured Debt—2.0%
Performance, Inc.	01/16/2015	Leisure,	7.50%		L+650	(8)	$8,000,000	$8,000,000	$7,584,000

		Amusement, Motion Pictures and Entertainment

Subordinated Debt/Corporate Notes—1.5%
Performance Holdings, Inc.	07/16/2015	Leisure,	15.00	%(6)	—		5,848,176	5,677,648	5,745,832

		Amusement, Motion Pictures and Entertainment
Common Equity/Partnership Interest—0.5%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure,	—		—		37,500	3,750,000	2,103,848

		Amusement, Motion Pictures and Entertainment

Investments in Non-Controlled, Affiliated Portfolio Companies								17,427,648	15,433,680

Investments in Controlled, Affiliated Portfolio Companies—2.1%(1),(2)
First Lien Secured Debt—1.4%
SuttonPark Holdings, Inc.	06/30/2020	Business	14.00	%(6)	—		4,800,000	4,800,000	5,352,000

		Services
Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business	14.00	%(6)	—		1,200,000	1,200,000	1,142,398

		Services
Preferred Equity—0.4%(7)
SuttonPark Holdings, Inc.	—	Business	14.00%		—		2,000	2,000,000	1,505,602

Common Equity—0.0%(7)		Services
SuttonPark Holdings, Inc.	—	Business	—		—		100	100	100

		Services
Investments in Controlled, Affiliated Portfolio Companies								8,000,100	8,000,100

Total Investments—172.0%								656,708,503	664,724,406

Cash Equivalents—0.5%							1,814,451	1,814,451	1,814,451

Total Investments and Cash Equivalents—172.5%								$658,522,954	$666,538,857

Liabilities in Excess of Other Assets—(72.5%)									(279,963,634)

Net Assets—100.0%									$386,575,223

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our consolidated financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the United States.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—150.9%(1),(2)
First Lien Secured Debt—50.1%
1-800 Contacts, Inc.	03/04/2015	Distribution	7.70%		P+295	(8)	$13,929,825	$11,941,660	$13,720,877
Burlington Coat Factory Warehouse Corp.	05/28/2013	Retail Store	2.57%		L+225		2,837,374	2,835,299	2,578,464
Ceva Group PLC(5)	10/01/2016	Logistics	11.63%		—		7,500,000	7,284,525	7,284,525
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	10,000,000	9,421,220	10,050,000
EnviroSolutions, Inc.	07/07/2012	Environmental Services	11.00	%(6)	P+775	(8)	14,175,260	13,391,908	12,715,207
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.49%		L+225		8,842,500	8,842,500	6,225,120
Hughes Network Systems, L.L.C.	04/15/2014	Telecommunications	2.88%		L+250		5,000,000	5,000,000	4,562,500

Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.53%		L+225		9,817,568	9,817,568	4,810,608
Levlad, L.L.C.	03/08/2014	Consumer Products	7.75%		L+475		4,434,548	4,434,548	1,064,292
Lyondell Chemical Co.	12/15/2009	Chemicals, Plastics and Rubber	13.00%		L+1,000	(8)	12,668,615	12,965,067	13,169,026
Lyondell Chemical Co.(9)	12/15/2009	Chemicals, Plastics and Rubber	—		—		6,331,385	6,458,897	6,581,474
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.55%		L+225		3,910,200	3,910,200	3,022,585

Mitchell International, Inc.	03/28/2014	Business Services	2.31%		L+200		1,910,204	1,910,204	1,687,346
National Bedding Co., L.L.C.	02/28/2013	Home and Office Furnishings, Housewares and Durable Consumer Products	2.26%		L+200		6,825,000	6,829,243	6,142,500

Penton Media, Inc.	02/01/2013	Other Media	2.73%		L+225		4,875,000	4,875,000	3,568,500
Philosophy, Inc.	03/16/2014	Consumer Products	2.25%		L+200		1,426,506	1,426,506	1,148,337
Questex Media Group, Inc.	05/04/2014	Other Media	5.25	%(7)	L+200		4,886,667	4,886,667	2,912,600
Rexair, L.L.C.	06/30/2010	Retail	4.50%		L+425		6,695,795	5,507,847	5,189,241
Rexnord, L.L.C.	07/19/2013	Manufacturing/ Basic Industry	2.50%		L+200		2,887,881	2,887,881	2,768,756
Sitel, L.L.C.	01/30/2014	Business Services	5.95%		L+550		2,682,328	2,682,328	2,226,332
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	20,000,000	19,203,528	19,600,000
U.S. Xpress Enterprises, Inc.	10/12/2014	Cargo Transportation	4.26%		L+400		14,966,254	10,315,732	10,887,950

World Color Press Inc.	07/21/2012	Printing	9.00%		P+500	(8)	3,500,000	3,177,842	3,491,250
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		5,000,000	4,857,698	5,200,000

Total First Lien Secured Debt								164,863,868	150,607,490

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)
Second Lien Secured Debt —42.1%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.36%		L+600		$13,600,000	$13,153,077	$12,416,800
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.44%		L+700		12,000,000	11,735,965	11,364,000
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.78%		L+750		12,000,000	11,949,634	11,376,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,309,343	2,309,344	2,309,344
Questex Media Group, Inc.	11/04/2014	Other Media	6.91	%(7)	L+650		10,000,000	10,000,000	—
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,387,500
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.19%		L+775		10,000,000	9,941,121	7,100,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	16,890,972	14,250,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.00	%(6)	L+575		21,500,000	18,855,728	19,414,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.25	%(6)	L+700		22,500,000	22,488,166	22,500,000

TransFirst Holdings, Inc.	06/15/2015	Financial Services	7.04	%(6)	L+675		16,792,105	16,247,489	15,264,023

Total Second Lien Secured Debt								143,571,496	126,382,167

Subordinated Debt/Corporate Notes—50.6%
Affinion Group Holdings, Inc.	03/01/2012	Consumer Products	8.27	%(6)	L+750		23,572,133	22,930,475	21,497,875
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,952,769	8,190,563
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,311,603	19,875,880	20,463,940
Digicel Limited(5)	04/01/2014	Telecommunications	12.00%		—		1,000,000	995,610	1,115,000
i2 Holdings Ltd.	06/06/2014	Aerospace and Defense	14.75	%(6)	—		22,653,857	22,279,800	22,880,395
IDQ Holdings, Inc.	05/20/2012	Auto Sector	13.75%		—		20,000,000	19,632,400	20,060,000
Learning Care Group, Inc.	12/28/2015	Education	13.50	%(6)	—		10,324,976	10,190,682	10,324,976
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	8,921,187	5,525,000
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,197,856	20,010,210	20,652,308
UP Acquisitions Sub Inc.	02/08/2015	Oil and Gas	13.50%		—		21,000,000	20,472,809	21,420,000

Total Subordinated Debt/Corporate Notes								153,261,822	152,130,057

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests(7) —3.6%
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—	797	$797,288	$949,648
i2 Holdings Ltd.	—	Aerospace and Defense	12.00%		—	4,137,240	4,137,240	4,793,729
TZ Holdings, L.P., Series A (Trizetto Group, Inc.) (TZ Merger Sub, Inc.)	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—	1,312	1,312,006	1,410,604
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%		—	91,608	2,499,067	3,094,252
VSS-AHC Holdings, LLC (Advanstar Inc.)	—	Other Media	—		—	319	318,896	—

Total Preferred Equity/Partnership Interests							9,750,317	10,934,053

Common Equity/Warrants/Partnership Interests—4.5%(7)
AHC Mezzanine (Advanstar Inc.)	—	Other Media	—		—	3,000	3,005,163	—

CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—	1,627	16,271	215,547

CT Technologies Holdings, LLC	—	Business Services	—		—	5,556	3,200,000	6,696,281
i2 Holdings Ltd.	—	Aerospace and Defense	—		—	457,322	454,030	1,293,476

Transportation 100 Holdco, L.L.C.	—	Cargo Transport	—		—	106,299	1,779,455	2,391,463
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—	2	6,467	1,337,451
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—		—	91,608	916	1,656,350
VSS-AHC Holdings, Inc. (Advanstar, Inc.) (Warrant)	11/06/2018	Other Media	—		—	85	—	—

Total Common Equity/Warrants/Partnership Interests							8,462,302	13,590,568

Investments in Non-Controlled, Non-Affiliated Portfolio Companies							479,909,805	453,644,335

Investments in Non-Controlled, Affiliated Portfolio Companies—5.4%(1),(2)

Subordinated Debt/Corporate Notes—1.7%
Performance Holdings, Inc.	07/02/2014	Leisure, Amusement,	14.25	%(6)	—	$5,077,822	4,878,081	4,988,960

		Motion Pictures, Entertainment
Second Lien Secured Debt—2.7%
Performance, Inc.	07/02/2013	Leisure, Amusement,	6.24%		L+575	8,750,000	8,750,000	8,019,375

		Motion Pictures, Entertainment

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2009

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par / Shares	Cost	Fair Value(3)
Common Equity/Partnership Interest—1.0%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	37,500	$3,750,000	$3,107,403

Investments in Non-Controlled, Affiliated Portfolio Companies						17,378,081	16,115,738

Total Investments—156.3%						497,287,886	469,760,073

Cash Equivalents—11.1%					33,247,666	33,247,666	33,247,666

Total Investments and Cash Equivalents—167.4%						$530,535,552	$503,007,739

Liabilities in Excess of Other Assets—(67.4%)							(202,427,471)
Net Assets—100.0%							$300,580,268

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

Except where the context suggests otherwise, the terms “we,” “us,” “our” or “PennantPark Investment” refer to PennantPark Investment Corporation.

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation on January 11, 2007. PennantPark Investment is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940 (the “1940 Act”). PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

On April 24, 2007, PennantPark Investment closed its initial public offering and its common stock trades on the NASDAQ Global Select Market under the symbol “PNNT”. We are externally managed by PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”). PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) provides the administrative services necessary for us to operate.

PennantPark SBIC LP (the “SBIC LP” or “our SBIC”) and its general partner, PennantPark SBIC GP, LLC (the “SBIC GP”), were organized in Delaware as a limited partnership and a limited liability company, respectively, on May 7, 2010 and began operations on June 11, 2010. SBIC LP received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958 (the “1958 Act”). Both SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly owned subsidiaries of PennantPark Investment. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment. See Note 13 for subsequent events regarding SBIC LP.

PennantPark Investment completed its initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. For the year ended September 30, 2009, we sold 4.3 million shares of common stock through a follow-on public offering at a price less than the then current net asset value, resulting in net proceeds of $32.5 million. For the year ended September 30, 2010, we sold 10.8 million shares of common stock through follow-on public offerings at a price less than the then current net asset value, resulting in net proceeds of $101.7 million.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of PennantPark Investment’s and its Subsidiaries’ assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to current period presentation. All intercompany balances and transactions have been eliminated. References to the Accounting Standards Codification (“ASC”), serve as a single source of accounting literature and are not intended to change accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring subsequently through the date the consolidated financial statements are issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

The significant accounting policies consistently followed by PennantPark Investment and its Subsidiaries are:

(a) Investment Valuations

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. First lien secured debt, subordinated debt and other debt investments with maturities greater than 60 days generally are valued by an independent pricing service or at the bid prices from at least two broker/dealers (if available, otherwise by a principal market maker or a primary market dealer). Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates value. We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, valuation methods include, but are not limited to, comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5 to the consolidated financial statements.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review management’s preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual payment-in-kind (“PIK”) interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium and deferred financing costs are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) and expects to be subject to tax as a regulated investment company (“RIC”). As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of taxes in the future. Although we are subject to tax as a RIC, we have elected to retain a portion of our calendar year income and pay an excise tax of $0.1 million for the fiscal year ended September 30, 2010. PennantPark Investment recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the character of income and gain distributions are determined in accordance with income tax regulations that may differ from U.S. generally accepted accounting principles. See Note 8 to the consolidated financial statements.

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

(e) Consolidation

As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of the Subsidiaries in our consolidated financial statements.

(f) New Accounting Pronouncements and Accounting Standards Updates (“ASU”)

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

3. AGREEMENTS

PennantPark Investment has entered into an Investment Management Agreement with the Investment Adviser, which was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to SBIC LP under its investment management agreement. The SBIC LP investment management agreement does not affect the management or incentive fees of PennantPark Investment. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility or “average adjusted gross assets”, if any, see Note 11). Although the base management fee is 2.00% of our average adjusted gross assets, the Investment Adviser agreed to waive a portion of the base management fee such that the base management fee equaled 1.50% from the consummation of the initial public offering through September 30, 2007 and 1.75% from October 1, 2007 through March 31, 2008. The base management fee has been 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal years ended September 30, 2010, 2009 and 2008, the Investment Adviser earned a net base management fee of $11.6 million, $7.7 million and $6.7 million, respectively, from us.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. However, the incentive fee determined as of December 31, 2007 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception. For the fiscal years ended September 30, 2010, 2009 and 2008, the Investment Adviser received an incentive fee of $8.0 million, $5.7 million and $3.8 million, respectively, from us.

PennantPark Investment has also entered into an Administration Agreement with the Administrator, which was reapproved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment in February 2010. Under this agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the statement of operations. For the fiscal years ended September 30, 2010, 2009 and 2008, the Investment Adviser and Administrator, collectively, were reimbursed $2.1 million, $1.7 million and $2.0 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, SuttonPark Holdings, Inc. and its subsidiaries (“SPH”). Under the administration with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs, or oversees the performance of, SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and their respective staffs. For the fiscal year ended September 30, 2010, the PennantPark Investment was reimbursed $0.1 million, for the services described above.

4. INVESTMENTS

Purchases of long-term investments including PIK for the fiscal years ended September 30, 2010, 2009 and 2008 totaled $315.8 million, $117.4 million and $209.2 million, respectively. Sales and repayments of long-term investments for the fiscal years ended September 30, 2010, 2009 and 2008 totaled $145.2 million, $28.0 million and $70.1 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Investments and cash equivalents consisted of the following:

	September 30, 2010		September 30, 2009
	Cost	Fair Value	Cost	Fair Value
First lien	$236,707,418	$234,595,683	$164,863,868	$150,607,490
Second lien	159,611,934	156,671,151	152,321,496	134,401,542
Subordinated debt / corporate notes	220,149,211	223,969,304	158,139,903	157,119,017
Preferred equity	11,894,692	9,271,682	9,750,317	10,934,053
Common equity	28,345,248	40,216,586	12,212,302	16,697,971
Cash equivalents	1,814,451	1,814,451	33,247,666	33,247,666

Total	$658,522,954	$666,538,857	$530,535,552	$503,007,739

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30, 2010 and September 30, 2009.

	September 30,
Industry Classification	2010	2009
Business Services	15%	7%
Healthcare, Education and Childcare	8	7
Hotels, Motels, Inns and Gaming	7	7
Aerospace and Defense	6	8
Chemicals, Plastic and Rubber	6	9
Home and Office Furnishings, Housewares, and Durable Consumer Products	6	3
Education	5	2
Communications	4	–
Insurance	4	5
Oil and Gas	4	6
Printing and Publishing	4	–
Transportation	4	5
Buildings and Real Estate	3	3
Diversified/Conglomerate Services	3	–
Energy / Utilities	3	5
Environmental Services	3	3
Telecommunications	3	–
Financial Services	2	3
Grocery	2	–
Leisure, Amusement, Motion Picture, Entertainment	2	3
Other Media	2	3
Cargo Transport	1	3
Consumer Products	1	5
Logistics	1	2
Auto Sector	–	4
Distribution	–	3
Other	1	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective October 1, 2008, we adopted ASC 820, Fair Value Measurements for all financial instruments. We realized no gain or loss as a result of the adoption of ASC 820. Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term credit facility are classified as Level 3.

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

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions and performance multiples, among other factors. These nonpublic investments are included in Level 3 of the fair value hierarchy.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

At September 30, 2010 and 2009, our cash and cash equivalents, investments and our long-term credit facility were categorized as listed below in the fair value hierarchy for ASC 820 purposes. Please refer to the paragraphs preceding this sentence for information regarding Levels 1 through 3 within the fair value hierarchy.

	Fair Value Measurements using at September 30, 2010
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$615,236,138	$—	$—	$615,236,138
Equity investments	49,488,268	4,350,440	—	45,137,828

Total Investments	664,724,406	4,350,440	—	660,373,966
Cash Equivalents	1,814,451	1,814,451	—	—

Total Investments and cash equivalents	666,538,857	6,164,891	—	660,373,966

Long-Term Credit Facility	$(213,941,125)	$—	$—	$(213,941,125)

	Fair Value Measurements using at September 30, 2009
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$442,128,049	$—	$—	$442,128,049
Equity investments	27,632,024	—	—	27,632,024

Total Investments	469,760,073	—	—	469,760,073
Cash Equivalents	33,247,666	33,247,666	—	—

Total Investments and cash equivalents	503,007,739	33,247,666	—	469,760,073

Long-Term Credit Facility	$(168,475,380)	$—	$—	$(168,475,380)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended September 30, 2010 and 2009:

	Year ended September 30, 2010
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized (losses)	(12,411,934)	(3,005,163)	(15,417,097)
Unrealized appreciation	31,964,795	1,693,480	33,658,275
Purchases, PIK and net discount accretion	304,625,814	12,984,260	317,610,074
Sales / repayments	(138,765,449)	(6,922)	(138,772,371)
Non-cash exchanges, including settled delayed draws	(12,305,137)	5,840,149	(6,464,988)
Transfers in and /or out of Level 3	—	—	—

Ending Balance, September 30, 2010	$615,236,138	45,137,828	660,373,966

Net change in unrealized appreciation (depreciation) for the period above within the net change in unrealized appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date:	$15,408,002	(1,311,683)	14,096,319

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

	Year ended September 30, 2009
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2008	$349,260,104	$22,887,716	$372,147,820
Realized (losses)	(39,243,879)	—	(39,243,879)
Unrealized (depreciation)	42,008,505	2,489,868	44,498,373
Purchases, PIK and net discount accretion	118,059,327	2,254,440	120,313,767
Sales / repayments	(27,956,008)	—	(27,956,008)
Transfers in and /or out of Level 3	—	—	—

Ending Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073

Net change in unrealized depreciation for the period above within the net change in unrealized depreciation on investments in our statement of operations attributable to our Level 3 assets still held at the reporting date:	$30,141,081	$2,489,868	$32,630,949

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the fiscal years ended September 30, 2010 and 2009.

Fiscal Year Ended September 30, 2010

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	35,665,745
Borrowings	177,700,000
Repayments	(167,900,000)
Transfers in and/or out of Level 3	—
Ending balance of long-term credit facility at fair value, (Cost – $227,900,000)	213,941,125

Temporary draw outstanding, at cost	5,200,000

Total credit facility, September 30, 2010 (Cost – $233,100,000)	219,141,125

Fiscal Year Ended September 30, 2009

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2008 (Cost – $162,000,000)	$162,000,000
Cumulative effect of adoption of fair value option	(41,796,000)
Total unrealized (depreciation) included in earnings	(7,828,620)
Borrowings	108,200,000
Repayments	(52,100,000)
Transfers in and/or out of Level 3	—

Ending balance of long-term credit facility at fair value, (Cost – $218,100,000)	$168,475,380
Temporary draw outstanding, at cost	7,000,000

Total credit facility, September 30, 2009 (Cost – $225,100,000)	$175,475,380

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The carrying value of PennantPark Investment’s financial liabilities approximates fair value. Effective October 1, 2008, we adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its long-term credit facility. PennantPark Investment elected to use the fair value option for its credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the statement of operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities including the SBA debentures. For the years ended September 30, 2010 and 2009, our credit facility had a net change in unrealized (appreciation) depreciation of $(35.7) million and $7.8 million, respectively. As of September 30, 2010 and 2009, net unrealized depreciation on our long-term credit facility totaled $13.9 million and $49.6 million, respectively, which included the cumulative effect of adoption of ASC 825-10 on our credit facility of $41.8 million. PennantPark Investment uses a nationally recognized independent valuation services to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which the PennantPark Investment has ownership of 5% or more of the portfolio company’s voting securities. Advances to and distributions from affiliates are included in the consolidated statement of cash flows purchases and sales. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2009	Advances to affiliates	Distributions from affiliates	Income Received	Fair Value at September 30, 2010
Controlled Affiliates

SuttonPark Holdings, Inc.	$—	$8,000,100	$—	$210,000	$8,000,100

Non-Controlled Affiliates

Performance Holdings, Inc.	16,115,738	—	750,000	1,313,772	15,433,680

Total Controlled and Non-Controlled Affiliates	$16,115,738	$8,000,100	$750,000	$1,523,772	$23,433,780

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase (decrease) in net assets resulting from operations.

	Years ended September 30,
Class and Year	2010	2009		2008
Numerator for net increase (decrease) in net assets resulting from operations	$16,535,491	$35,802,029		$(40,702,939)
Denominator for basic and diluted weighted average shares	29,546,772	21,092,334	*	21,068,772
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.56	$1.70		$(1.93)

*	Denominator for diluted weighted average shares is 21,094,745 based the overallotment exercised subsequent to September 30, 2009.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

8. TAXES AND DISTRIBUTIONS

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and these book-to-tax adjustments could be material. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the difference arises. The following differences were reclassified for tax purposes for the years ended September 30, 2010 and 2009:

	2010	2009
Decrease in paid-in capital	$(98,294)	$(1,536)
(Increase) in accumulated net realized loss	$—	$(87,991)
Increase in undistributed net investment income	$98,294	$89,527

As of September 30, 2010 and 2009, the cost of investments for federal income tax purposes was $659.4 million and $497.3 million, respectively, resulting in a gross unrealized appreciation of $28.8 million and $19.4 million, respectively, and depreciation of $23.5 million and $46.9 million, respectively.

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years ended September 30,
	2010	2009
Net increase in net assets resulting from operations	$16,535,491	$35,802,029
Net realized loss on investments not taxable	15,417,097	39,243,879
Net unrealized appreciation / (depreciation) on investments and credit facility	122,029	(52,326,993)
Other temporary book-to-tax differences	(305,849)	841,335
Other deductible expenses	(15,956)	(13,808)

Taxable income before deductions for distributions	$31,752,812	$23,546,442

The components of accumulated losses on tax basis and reconciliation to accumulated losses on a book basis are as follows:

	Years ended September 30,
	2010	2009
Undistributed ordinary income	$11,451,782	$7,618,230
Undistributed long-term net capital gains	—	—

Total undistributed net earnings	11,451,782	7,618,230
Capital loss carry forwards(1)	(54,591,911)	(11,250,568)
Post-October capital losses(2)	(8,645,354)	(39,331,872)
Dividends payable and other temporary differences	(9,651,137)	(5,638,469)
Net unrealized appreciation (depreciation) of investments and credit facility	19,300,499	22,096,807

Total accumulated deficit	$(42,136,121)	$(26,505,872)

(1)	As of September 30, 2010, the capital loss carry forward of $54.6 million expires, if not utilized against future capital gains, as follows: $0.2 million in 2016, $11.0 million in 2017 and $43.3 million expires in 2018.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(2)	Under federal tax law, capital losses realized after October 31 may be deferred and treated as having arisen on the first day of the following fiscal year.

The tax characteristics of dividends during the fiscal years ended September 30, 2010 and 2009 were solely from ordinary income, and totaled $32.3 million or $1.09 per share, and $20.2 million or $0.96 per share, respectively.

9. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment could take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy. As of September 30, 2010, cash equivalents consisted of $1.8 million in money market funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the respective periods:

	Year ended September 30, 2010	Year ended September 30, 2009	Year ended September 30, 2008	Period from January 11, 2007 (inception) through September 30, 2007
Per Share Data:
Net asset value, beginning of period	$11.85	$10.00	$12.83	$—
Cumulative effect of adoption of fair value option(1)	—	1.99	—	—

Adjusted net asset value, beginning of period	11.85	11.99	12.83	—
Net investment income(2)	1.09	1.08	0.88	0.35
Net realized and unrealized losses(2)	(0.53)	0.62	(2.81)	(1.15)

Net increase (decrease) in net assets resulting from operations(2)	0.56	1.70	(1.93)	(0.80)
Dividends and distributions to stockholders(2),(3)	(1.09)	(0.96)	(0.90)	(0.36)
Initial issuance of common stock	—	—	—	15.00
Offering Costs(2)	(0.20)	(0.09)	—	(1.01)
Dilutive effect of common stock issuance(2)	(0.43)	(0.79)	—	—

Net asset value, end of period	$10.69	$11.85	$10.00	$12.83
Per share market value, end of period	$10.61	$8.11	$7.41	$13.40
Total return(4)*	44.79%	30.39%	(38.58)%	(8.29	)%(7)
Shares outstanding at end of period	36,158,772	25,368,772	21,068,772	21,068,772
Ratio/Supplemental Data:
Ratio of operating expenses to average net assets(5)	7.16%	7.42%	6.30%	3.76	%(7)
Ratio of credit facility related expenses to average net assets	1.08%	1.93%	2.66%	1.50	%(7)
Total expenses to average net assets(6)	8.24%	9.35%	8.96%	5.26	%(7)
Ratio of net investment income to average net assets	9.45%	9.49%	7.82%	5.96	%(7)
Net assets at end of period	$386,575,223	$300,580,268	$210,728,260	$270,393,094
Weighted average debt outstanding(8)	$246,216,548	$182,490,685	$119,472,732	$817,610	(7)
Weighted average debt per share(8)	$8.33	$8.65	$5.67	$0.04	(7)
Portfolio turnover ratio	25.97%	7.47%	20.10%	62.20%

*	Not annualized for a period of less than a year.
(1)	On October 1, 2008, PennantPark Investment adopted ASC 825 and made an irrevocable election to apply the fair value option to our long-term credit facility. Upon our adoption Net Asset Value increased $41.8 million, or $1.99 per share, due to the fair value adjustment related to our credit facility.
(2)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(3)	Determined based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under U.S. generally accepted accounting principles.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(4)	Based on the change in market price per share during the periods and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	Before adoption of ASC 825 for the fiscal years ended September 30, 2010 and 2009, the ratios were 7.95% and 9.32%, respectively. The ratios before management fee waiver were 6.47% and 4.28% for the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, respectively.
(6)	Before adoption of ASC 825 for the fiscal years ended September 30, 2010 and 2009, the ratios were 9.15% and 11.75%. The ratios before management fee waiver to average net assets were 9.13% and 5.78% for the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, respectively.
(7)	Since initial public offering on April 24, 2007.
(8)	Include the SBA debentures outstanding.

11. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On June 25, 2007, we entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and JPMorgan Chase (Chase Lincoln First Commercial successor interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of September 30, 2010 and 2009, there was $233.1 million and $225.1 million in outstanding borrowings under the credit facility (including a $5.2 million and a $7.0 million temporary draw), with a weighted average interest rate at the time of 1.34% and 1.31% exclusive of the fee on undrawn commitment of 0.20%, respectively.

Under the credit facility, the lenders agreed to extend credit to PennantPark Investment in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and pricing is set at 100 basis points over LIBOR. The credit facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007 and on Form 10-Q, filed May 5, 2010. As of September 30, 2010, we were in compliance with our covenants relating to our credit facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital that is paid-in, subject to customary regulatory requirements including but not limited to an examination by the SBA. As of September 30, 2010, we have committed $50.0 million to SBIC LP, funded it with equity capital of $14.5 million and had SBA debentures outstanding of $14.5 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital.

On August 5, 2010, SBIC LP received a SBA debenture commitment of $33.5 million. As of September 30, 2010, $14.5 million of the $33.5 million debt commitment was drawn with a weighted average interest rate of

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

0.93% exclusive of the 3.43% in upfront fees. Of the $14.5 million of SBA debentures outstanding, $0.5 million is fixed for 10-years with a rate of 3.50% (inclusive of the SBA annual fee) and $14.0 million is temporary financing currently bearing a rate of 0.84% that will reset to a market-driven rate in March 2011.

Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, required capitalization thresholds and is subject to periodic audits and examinations. If our SBIC subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is our wholly owned subsidiary. As of September 30, 2010, SBIC LP was in compliance with our requirements relating to our SBA debentures.

In connection with the filing of its SBA license application, PennantPark Investment applied for exemptive relief from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. There can be no assurance that we will be able to capitalize SBIC LP with sufficient regulatory capital to access the maximum borrowing amount available or that we will receive an exemptive relief from the SEC with respect to the SBA-guaranteed debentures.

If we are granted exemptive relief, our ratio of total assets on a consolidated basis to outstanding to indebtedness may be greater than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage. See Note 13 for subsequent events.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our credit facility and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings under our credit facility and SBA debentures in order to comply with certain of the covenants we made when we entered into, including the ratio of total assets to total indebtedness.

12. COMMITMENTS AND CONTINGENCIES

From time to time, PennantPark Investment, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the statement of assets and liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

13. SUBSEQUENT EVENTS

On November 4, 2010, SBIC LP received a debt commitment from the SBA for an additional $66.5 million bringing its total debt commitment from the SBA to $100.0 million. Subsequent to September 30, 2010, SBIC LP completed its SBA examination in order to gain access to the full SBA commitment subject to customary regulatory requirements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 67 of this Form 10-K, is incorporated by reference herein.

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

None

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 44.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Custodian Agreement between the Registrant and PFPC Trust Company (Incorporated by reference to Exhibit 99(j)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Form of Administration Agreement between the Registrant and various lenders (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.5	Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Report on Form 8-K. Exhibit 99.2 (File No. 814-00736), filed on June 28, 2007 and May 5, 2010, as amended).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith

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

Signature	Title	Date

/S/ ARTHUR H. PENN Arthur H. Penn	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 17, 2010

/S/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2010

/S/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 17, 2010

/S/ JEFFREY FLUG Jeffrey Flug	Director	November 17, 2010

/S/ MARSHALL BROZOST Marshall Brozost	Director	November 17, 2010

/S/ SAMUEL L. KATZ Samuel L. Katz	Director	November 17, 2010