Form 10-Q
period 2010-12-31
PENNANTPARK INVESTMENT CORP
filed 2011-02-02
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2010

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 2, 2011 was 36,304,932.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2010

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this form 10-Q (the “Report”) in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission (“SEC”). In this Report, “PennantPark Investment”, “we”, “our” or “us” refer to PennantPark Investment Corporation unless the context suggests otherwise. References to “SBIC LP” and “our SBIC” refer to our wholly owned, consolidated Small Business Investment Company (“SBIC”) subsidiary PennantPark SBIC LP and its general partner PennantPark SBIC GP, LLC. References to our portfolio and investments include investments we make through our consolidated SBIC subsidiary.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2010 (unaudited)	September 30, 2010
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$651,948,035 and $631,280,755, respectively)	$680,710,779	$641,290,626
Non-controlled, affiliated investments, at fair value (cost—$17,641,671 and $17,427,648, respectively)	15,557,531	15,433,680
Controlled, affiliated investments, at fair value (cost—$8,000,100 and $8,000,100, respectively)	8,000,100	8,000,100

Total Investments, at fair value (cost—$677,589,806 and $656,708,503, respectively)	704,268,410	664,724,406
Cash and cash equivalents (See Note 8)	3,022,137	1,814,451
Interest receivable	7,357,002	12,814,096
Receivables for investments sold	—	30,254,774
Prepaid expenses and other assets	2,671,704	1,886,119

Total assets	717,319,253	711,493,846

Liabilities
Distributions payable	9,418,227	9,401,281
Payable for investments purchased	—	52,785,000
Unfunded investments	18,580,431	22,203,434
Credit facility payable (cost—$255,800,000 and $233,100,000, respectively) (See Notes 5 and 10)	248,445,750	219,141,125
SBA debentures payable (cost—$30,000,000 and $14,500,000, respectively) (See Note 10)	30,000,000	14,500,000
Interest payable on credit facility and SBA debentures	267,310	215,135
Management fee payable (See Note 3)	3,498,594	3,286,816
Performance-based incentive fee payable (See Note 3)	2,792,994	2,239,011
Accrued other expenses	924,985	1,146,821

Total liabilities	313,928,291	324,918,623

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 36,223,950 and 36,158,772 shares issued and outstanding, respectively	36,224	36,159
Paid-in capital in excess of par	429,267,895	428,675,184
Undistributed net investment income	3,672,171	1,800,646
Accumulated net realized loss on investments	(63,618,182)	(65,911,544)
Net unrealized appreciation on investments	26,678,604	8,015,903
Net unrealized depreciation on credit facility	7,354,250	13,958,875

Total net assets	$403,390,962	$386,575,223

Total liabilities and net assets	$717,319,253	$711,493,846

Net asset value per share	$11.14	$10.69

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Investment income:
From non-controlled, non-affiliated investments:
Interest	$18,559,165	$12,951,233
Other	846,584	319,603
From non-controlled, affiliated investments:
Interest	363,432	327,649
From controlled, affiliated investments:
Interest	210,000	—

Total investment income	19,979,181	13,598,485

Expenses:
Base management fee (See Note 3)	3,498,594	2,524,653
Performance-based incentive fee (See Note 3)	2,792,994	1,809,380
Interest and expenses on the credit facility and SBA debentures (See Note 10)	1,135,427	818,683
Administrative services expenses (See Note 3)	579,055	557,504
Other general and administrative expenses	683,359	543,415

Expenses before taxes	8,689,429	6,253,635

Excise tax (See Note 2)	118,967	106,962

Total expenses	8,808,396	6,360,597

Net investment income	11,170,785	7,237,888

Realized and unrealized gain (loss) on investments and credit facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	2,293,362	(16,603,865)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	18,752,873	24,093,662
Non-controlled, affiliated investments	(90,172)	(212,524)
Credit facility unrealized (appreciation) (See Note 5)	(6,604,625)	(5,838,914)

Net change in unrealized appreciation	12,058,076	18,042,224

Net realized and unrealized gain from investments and credit facility	14,351,438	1,438,359

Net increase in net assets resulting from operations	$25,522,223	$8,676,247

Net increase in net assets resulting from operations per common share (See Note 7)	$0.71	$0.34
Net investment income per common share	$0.31	$0.28

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Increase in net assets from operations:
Net investment income	$11,170,785	$7,237,888
Net realized gain (loss) on investments	2,293,362	(16,603,865)
Net change in unrealized appreciation on investments	18,662,701	23,881,138
Net change in unrealized (appreciation) on credit facility	(6,604,625)	(5,838,914)

Net increase in net assets resulting from operations	25,522,223	8,676,247

Distributions to stockholders:
Distributions from net investment income	(9,418,227)	(6,452,193)
Capital Share Transactions:
Issuance of shares of common stock, net of offering costs	—	3,344,000
Reinvestment of dividends	711,743	—

Total increase in net assets	16,815,739	5,568,054

Net Assets:

Beginning of period	386,575,223	300,580,268
End of period	$403,390,962	$306,148,322

Undistributed net investment income, at period end	3,672,171	2,675,930
Capital Share Activity:
Public offering	—	440,000
Reinvestment of dividends	65,178	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,522,223	$8,676,247
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	(18,662,701)	(23,881,138)
Net change in unrealized appreciation on credit facility	6,604,625	5,838,914
Net realized (gain) loss on investments	(2,293,362)	16,603,865
Net accretion of discount and amortization of premium	(1,214,474)	(1,271,930)
Purchase of investments	(99,940,829)	(50,481,259)
Payment-in-kind interest	(2,968,067)	(1,159,733)
Proceeds from dispositions of investments	85,535,428	16,808,942
Decrease (Increase) in interest receivable	5,457,094	(175,073)
Decrease in receivables for investments sold	30,254,774	2,680,116
Decrease in prepaid expenses and other assets	255,290	163,284
Decrease in payables for investments purchased	(52,785,000)	(19,489,525)
(Decrease) Increase in unfunded investments	(3,623,003)	123,633
Increase (Decrease) in interest payable on credit facility and/or SBA debentures	52,175	(10,954)
Increase in management fee payable	211,778	304,543
Increase in performance-based incentive fee payable	553,983	301,289
(Decrease) in accrued expenses	(221,836)	(115,217)

Net cash used for operating activities	(27,261,902)	(45,083,996)

Cash flows from financing activities:
Issuance of shares of common stock, net of offering costs	—	3,344,000
Distributions paid to stockholders, net of dividends reinvested	(8,689,537)	(5,056,505)
Borrowings under SBA debentures (See Note 10)	15,500,000	—
Capitalized borrowing costs	(1,040,875)	—
Borrowings under credit facility (See Note 10)	136,000,000	51,300,000
Repayments under credit facility (See Note 10)	(113,300,000)	(30,700,000)

Net cash provided by financing activities	28,469,588	18,887,495

Net increase (decrease) in cash and cash equivalents	1,207,686	(26,196,501)
Cash and cash equivalents, beginning of period	1,814,451	33,247,666

Cash and cash equivalents, end of period	$3,022,137	$7,051,165

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$931,687	$762,328
Dividends reinvested	$711,743	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 168.7%(1),(2)
First Lien Secured Debt – 67.4%
Affinity Group Holdings, Inc.(5)	12/01/2016	Consumer Products	11.50%		—		$12,000,000	$11,751,046	$11,790,000
Airvana Networks Solution, Inc.	08/27/2014	Communications	11.00%		L+900	(8)	11,833,333	11,614,917	11,853,060
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	20,000,000	19,444,282	20,220,000
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,310,855	8,231,250
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,048	1,080,000
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,062,500	8,603,111	9,141,797
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,100,000
Covad Communications Group, Inc.(5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	7,000,000	6,862,322	7,017,500
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950	(8)	11,875,057	11,633,164	11,875,057
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.56%		L+225		8,730,000	8,730,000	3,579,300
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,812,500	24,355,557	25,110,250
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.54%		L+225		9,726,351	9,726,351	7,878,345
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	17,866,534	18,573,450
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,498,156	26,313,158
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	9,827,611	8,505,772	7,763,812
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	53,441	53,441	52,052
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		213,764	213,764	208,206
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,776,580	29,930,199
Three Rivers Pharmaceutical, L.L.C.	10/22/2011	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	30,000,000	27,648,145	30,900,000
VPSI, Inc.	12/22/2015	Personal Transportation	12.00%		L+1,000	(8)	18,333,333	18,029,449	18,027,166
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,384,196	4,955,625

Total First Lien Secured Debt								268,662,356	272,266,893

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)

Second Lien Secured Debt – 23.3%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.31%		L+600		$13,600,000	$13,234,699	$12,206,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.31%		L+700		12,000,000	11,787,606	10,659,996
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	6,087,621
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,570,357	2,570,357	2,594,775
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,211,210	3,211,210	2,719,894
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+750	(8)	1,827,075	1,827,075	1,458,006
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,893,750
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.04	%(6)	L+575		18,500,000	16,414,348	17,482,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.26	%(6)	L+700		22,500,000	22,490,659	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.31	%(6)	L+600		7,811,488	7,362,858	7,245,155

Total Second Lien Secured Debt								95,136,129	93,847,697

Subordinated Debt/Corporate Notes – 64.4%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		10,000,000	9,861,938	10,375,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,395,462	19,121,063
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,976,881	8,170,289
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,824,496	20,484,443	21,522,117
Da-Lite Screen Company, Inc.(5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,407,004	27,375,000
Escort Inc.	06/01/2016	Electronics	14.75%		—		24,055,000	23,398,381	24,055,000
i2 Holdings Ltd.(10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		23,444,680	23,147,686	23,608,793
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	%(6)	—		4,248,355	3,513,586	3,908,487
MailSouth, Inc.	05/15/2018	Printing and Publishing	14.50%		—		15,000,000	14,550,234	15,000,000
MedQuist, Inc.	10/15/2016	Business Services	13.00	%(6)	—		19,000,000	18,442,542	18,620,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02	%(6)	—		16,785,000	16,368,574	16,785,000
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	9,093,958	9,325,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,795,903	11,444,373	11,913,862
UP Support Services, Inc. (formerly UP Acquisition Sub Inc.)	02/08/2015	Oil and Gas	17.00	%(6)	—		22,918,640	22,488,701	22,918,640
Veritext Corp.	12/31/2015	Business Services	14.00	%(6)	—		15,000,000	14,648,375	15,000,000
Veritext Corp.(9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								249,922,138	259,698,251

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par / Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests – 3.2%(7)
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	319	$318,896	$—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	834	833,997	1,140,554
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%	—	144,376	144,376	152,344
i2 Holdings Ltd.(10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	4,886,133
PAS Tech Holdings, Inc. Series A-1	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	2,000,000
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,517,380
Universal Pegasus International, Inc. (formerly UP Holdings Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	578,136
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,824,167

Total Preferred Equity/Partnership Interests						13,974,552	12,784,534

Common Equity/Warrants/Partnership Interests – 10.4%(7)
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,702	17,020	456,745
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	3,200,000	8,859,057
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,075	1,941,369
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906	3,902,557
i2 Holdings Ltd.(10)	—	Aerospace and Defense	—	—	457,322	454,030	—
Kadmon Holdings, L.L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	10,799	1,236,832	1,492,826
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	10,799	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	613,467
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999	7,644,948
PAS Tech Holdings, Inc.	—	Aerospace and Defense	—	—	20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,487,339
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	182,607
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	957,408
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—	—	137,923	2,111,588	4,363,330
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,421,292
Universal Pegasus International, Inc. (formerly UP Holdings Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,166	9,166	9,166
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	4,752,486

Total Common Equity/Warrants/Partnership Interests						24,252,860	42,113,404

Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$651,948,035	$680,710,779

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 3.9%(1),(2)
Second Lien Secured Debt – 1.9%
Performance, Inc.	01/16/2015	Leisure, Amusement,	7.50%		L+650	(8)	$8,000,000	$8,000,000	$7,604,000
		Motion Pictures and Entertainment

Subordinated Debt/Corporate Notes – 1.5%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00	%(6)	—		6,067,482	5,891,671	5,976,470
		Motion Pictures and Entertainment

Common Equity/Partnership Interest – 0.5%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		37,500	3,750,000	1,977,061

Investments in Non-Controlled, Affiliated Portfolio Companies								17,641,671	15,557,531

Investments in Controlled, Affiliated Portfolio Companies – 2.0%(1),(2)
First Lien Secured Debt – 1.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		4,800,000	4,800,000	5,352,000

Subordinated Debt/Corporate Notes – 0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		1,200,000	1,200,000	1,142,398

Preferred Equity – 0.4%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,505,602

Common Equity – 0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	100

Investments in Controlled, Affiliated Portfolio Companies								8,000,100	8,000,100

Total Investments – 174.6%								677,589,806	704,268,410

Cash and Cash Equivalents – 0.7%							3,022,137	3,022,137	3,022,137

Total Investments and Cash and Cash Equivalents – 175.3%								$680,611,943	$707,290,547

Liabilities in Excess of Other Assets – (75.3%)									(303,899,585)
Net Assets – 100.0%									$403,390,962

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our consolidated financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.
(6)	Coupon is payable in cash and/or payable in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the United States.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 165.9%(1),(2)
First Lien Secured Debt – 59.3%
Airvana Networks Solution, Inc.	08/27/2014	Communications	11.00%		L+900	(8)	$13,583,333	$13,316,337	$13,447,500
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	16,363,636	15,786,257	16,363,636
Birch Communications, Inc.(9)	01/31/2011	Telecommunications	—		—		3,636,364	3,636,364	3,636,364
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,305,603	7,912,500
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	987,774	1,045,000
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,250,000	8,765,468	9,296,250
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,048,000
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950 P+850	(8)	11,905,025	11,650,744	11,845,500
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.62%		L+225		8,752,500	8,752,500	3,894,863
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,875,000	24,402,321	24,875,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.71%		L+225		9,744,595	9,744,595	7,874,850
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+675	(8)	19,000,000	17,866,826	18,240,000
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,631	25,481,512	26,052,631
Mattress Holding Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.54%		L+225		3,844,931	3,844,931	3,345,090
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	9,829,738	8,432,037	6,995,500
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	66,801	66,801	64,263
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		200,404	200,404	192,789
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,756,343	29,702,813
Three Rivers Pharmaceutical, L.L.C.	10/22/2011	Healthcare, Education and Childcare	15.25%		L+1,300 P+1,200	(8)	25,000,000	21,861,968	21,861,968
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,381,967	4,882,500

Total First Lien Secured Debt								231,907,418	229,243,683

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/Shares	Cost	Fair Value(3)
Second Lien Secured Debt – 38.6%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.43%		L+600		$13,600,000	$13,216,845	$11,696,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.39%		L+700		12,000,000	11,776,589	10,410,000
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	5,950,400
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.79%		L+750		12,000,000	11,958,469	11,940,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,570,357	2,570,357	2,594,775
Mohegan Tribal Gaming Authority(5)	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,825,762	4,475,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,219,319	3,219,319	2,675,254
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+850	(8)	1,773,703	1,773,703	1,349,788
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,600,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.13%		L+775		10,000,000	9,950,907	9,325,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	17,039,991	19,118,750
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.05	%(6)	L+575		21,500,000	19,211,412	19,887,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.26	%(6)	L+700		22,500,000	22,490,129	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.29	%(6)	L+600		17,811,488	17,341,134	16,564,684

Total Second Lien Secured Debt								151,611,934	149,087,151

Subordinated Debt/Corporate Notes – 56.1%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		10,000,000	9,855,000	9,855,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,380,337	18,696,150
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,973,429	8,170,289
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,720,892	20,359,932	21,425,401
Da-Lite Screen Company, Inc.(5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,379,843	25,625,000
i2 Holdings Ltd.(10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		23,283,292	22,970,124	23,283,292
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	%(6)	—		3,947,368	3,194,611	3,592,105
MedQuist, Inc.	10/15/2016	Business Services	13.00	%(6)	—		19,000,000	18,430,000	18,430,000
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	9,055,731	7,900,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,721,019	11,361,858	11,838,229
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,501,960	20,331,704	21,117,018
UP Acquisition Sub Inc.	02/08/2015	Oil and Gas	15.50	%(6)	—		21,098,000	20,642,507	20,148,590
Veritext Corp.	12/31/2015	Business Services	14.00	%(6)	—		15,000,000	14,636,487	15,000,000
Veritext Corp.(9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								213,271,563	217,081,074

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par / Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests – 2.0%(7)
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

Common Equity/Warrants/Partnership Interests – 9.9%(7)
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies – 4.0%(1),(2)
Second Lien Secured Debt – 2.0%
Performance, Inc.	01/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.50%		L+650	(8)	$8,000,000	$8,000,000	$7,584,000

Subordinated Debt/Corporate Notes – 1.5%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	%(6)	—		5,848,176	5,677,648	5,745,832

Common Equity/Partnership Interest – 0.5%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		37,500	3,750,000	2,103,848

Investments in Non-Controlled, Affiliated Portfolio Companies								17,427,648	15,433,680

Investments in Controlled, Affiliated Portfolio Companies – 2.1%(1),(2)
First Lien Secured Debt – 1.4%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		4,800,000	4,800,000	5,352,000

Subordinated Debt/Corporate Notes – 0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		1,200,000	1,200,000	1,142,398

Preferred Equity – 0.4%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,505,602

Common Equity – 0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	100

Investments in Controlled, Affiliated Portfolio Companies								8,000,100	8,000,100

Total Investments – 172.0%								656,708,503	664,724,406

Cash and Cash Equivalents – 0.5%							1,814,451	1,814,451	1,814,451

Total Investments and Cash and Cash Equivalents – 172.5%								$658,522,954	$666,538,857

Liabilities in Excess of Other Assets – (72.5%)									(279,963,634)
Net Assets – 100.0%									$386,575,223

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

(3)	Valued based on our accounting policy (see Note 2 to our consolidated financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime Rate.
(5)

Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.

(6)	Coupon is payable in cash and/or PIK.
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the United States.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

Except where the context suggests otherwise, the terms “we,” “us,” “our” or “PennantPark Investment” refer to PennantPark Investment Corporation. References to our portfolio and investments include investments made through our consolidated SBIC subsidiary.

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

On April 24, 2007, PennantPark Investment closed its initial public offering and its common stock trades on the NASDAQ Global Select Market under the symbol “PNNT”. We entered into an investment management agreement (the “Investment Management Agreement”) with PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”), an external adviser that manages our day-to-day operations. We also entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) that provides the administrative services necessary for us to operate.

PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to PennantPark SBIC LP (“SBIC LP”) under a separate investment management agreement with us. PennantPark Investment, through the Administrator, also provides similar services to SBIC LP and our controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries (“SPH”) under separate administration agreements with us. See Note 3 for more information.

SBIC LP and its general partner, SBIC GP, LLC (collectively “our SBIC”), were organized in Delaware as a limited partnership and a limited liability company, respectively, on May 7, 2010 and began operations on June 11, 2010. SBIC LP received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958 (the “1958 Act”). Our SBIC subsidiaries are consolidated wholly owned subsidiaries of PennantPark Investment. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

PennantPark Investment completed its initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since our initial public offering, we have sold 15.1 million shares of common stock through follow-on public offerings, resulting in net proceeds of $134.2 million.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of our consolidated assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification (“ASC”) serve as a single source of accounting literature and are not intended to change accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued.

Our consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

The significant accounting policies consistently followed by PennantPark Investment and our SBIC are:

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

We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5 to the consolidated financial statements.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium and deferred financing costs are capitalized and we then accreted or amortized such amounts using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”), and expects to be subject to tax as a regulated investment company (“RIC”). As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are subject to tax as a RIC, we elected to retain a portion of our calendar year income and incurred an excise tax of $0.1 million and $0.1 million for the three months ended December 31, 2010 and 2009, respectively. PennantPark Investment recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

(e)	Consolidation

As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC in our consolidated financial statements.

(f)	New Accounting Pronouncements and Accounting Standards Updates (“ASU”)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), to clarify and amend ASC 820-10. In particular, it requires that entities disclose on a gross basis purchases, sales, issuances, and settlements within the Level 3 fair value roll-forward. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall into Level 2 or 3. The new disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted the disclosures regarding the disaggregation of purchases, sales and settlements in the roll-forward of activity in Level 3 fair value measurements and it did not have a material impact on our consolidated financial statements.

3. AGREEMENTS

PennantPark Investment’s Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors of PennantPark Investment, in February 2011. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. The SBIC LP investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s gross assets (net of U.S. Treasury Bills and/or temporary draws on the credit facility or “average adjusted gross assets”, if any, see Note 10). The base management fee has been 2.00% since March 31, 2008 and is payable quarterly in arrears. The base management fee is calculated based on the average value of adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three months ended December 31, 2010 and 2009, the Investment Adviser earned a net base management fee of $3.5 million and $2.5 million, respectively, from us.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007, and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2010 and 2009, the Investment Adviser earned an incentive fee of $2.8 million and $1.8 million, respectively, from us.

PennantPark Investment’s Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2011. Under this agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Statement of Operations. For the three months ended December 31, 2010 and 2009, the Investment Adviser and Administrator, collectively, were reimbursed $0.6 million and $0.3 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

PennantPark Investment entered into an administration agreement with its controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries (“SPH”). Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment, through the Administrator, furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and their respective staffs. For the three months ended December 31, 2010, the PennantPark Investment was reimbursed $0.1 million for the services described above.

4. INVESTMENTS

Purchases of long-term investments including PIK for the three months ended December 31, 2010 and 2009 totaled $102.9 million and $51.6 million, respectively. Sales and repayments of long-term investments for the three months ended December 31, 2010 and 2009 totaled $85.5 million and $16.8 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2010		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
First lien	$273,462,356	$277,618,893	$236,707,418	$234,595,683
Second lien	103,136,129	101,451,697	159,611,934	156,671,151
Subordinated debt / corporate notes	257,013,809	266,817,119	220,149,211	223,969,304
Preferred equity	15,974,552	14,290,136	11,894,692	9,271,682
Common equity	28,002,960	44,090,565	28,345,248	40,216,586

Total Investments	677,589,806	704,268,410	656,708,503	664,724,406

Cash and cash equivalents	3,022,137	3,022,137	1,814,451	1,814,451

Total Investments and cash and cash equivalents	$680,611,943	$707,290,547	$658,522,954	$666,538,857

The table below describes investments by industry classification and enumerates the percentage, by market value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of December 31, 2010 and September 30, 2010.

Industry Classification	December 31, 2010	September 30, 2010
Business Services	14%	15%
Aerospace and Defense	8	6
Healthcare, Education & Childcare	7	8
Chemicals, Plastic and Rubber	6	6
Hotels, Motels, Inns and Gaming	6	7
Printing and Publishing	6	4
Home and Office Furnishings, Housewares, and Durable Consumer Products	5	6
Education	4	5
Oil and Gas	4	4
Telecommunications	4	3
Buildings and Real Estate	3	3
Communications	3	4
Consumer Products	3	1
Diversified/Conglomerate Services	3	3
Electronics	3	—
Energy / Utilities	3	3
Environmental Services	3	3
Transportation	3	4
Grocery	2	2
Leisure, Amusement, Motion Picture, Entertainment	2	2
Logistics	2	1
Other Media	2	2
Insurance	1	4
Other	3	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available at the time.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. As of December 31, 2010, the observability of the valuation inputs has resulted in a reclassification from Level 3 to Level 2 during the period.

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

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions and performance multiples, among other factors. These non-public investments are included in Level 3 of the fair value hierarchy.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

At December 31, 2010 and September 30, 2010, our cash and cash equivalents, investments and our long-term credit facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

December 31, 2010

Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$645,887,709	$—	$39,546,063	$606,341,646
Equity investments	58,380,701	7,644,948	—	50,735,753

Total Investments	704,268,410	7,644,948	39,546,063	657,077,399
Cash and Cash Equivalents	3,022,137	3,022,137	—	—

Total Investments and cash equivalents	707,290,547	10,667,085	39,546,063	657,077,399

Long-Term Credit Facility	$(248,445,750)	$—	$—	$(248,445,750)

September 30, 2010

Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$615,236,138	$—	$—	$615,236,138
Equity investments	49,488,268	4,350,440	—	45,137,828

Total Investments	664,724,406	4,350,440	—	660,373,966
Cash and Cash Equivalents	1,814,451	1,814,451	—	—

Total Investments and cash equivalents	666,538,857	6,164,891	—	660,373,966

Long-Term Credit Facility	$(213,941,125)	$—	$—	$(213,941,125)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2010 and 2009:

Period Ended December 31, 2010

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains	2,293,343	—	2,293,343
Unrealized appreciation	13,507,841	1,860,352	15,368,193
Purchases, PIK and net discount accretion	100,385,797	3,737,573	104,123,370
Sales / repayments	(85,535,410)	—	(85,535,410)
Non-cash exchanges	—	—	—
Transfers out of Level 3	(39,546,063)	—	(39,546,063)

Ending Balance, December 31, 2010	$606,341,646	$50,735,753	$657,077,399

Net change in unrealized appreciation for the year reported within the net change in unrealized appreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$13,028,376	$1,860,352	$14,888,728

Period Ended December 31, 2009

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized gains (losses)	(13,598,702)	(3,005,163)	(16,603,865)
Unrealized appreciation	21,998,720	1,882,418	23,881,138
Purchases, PIK and net discount accretion	52,229,864	683,058	52,912,922
Sales / repayments	(16,808,942)	—	(16,808,942)
Non-cash exchanges	(1,306,167)	1,306,167	—
Transfers in or out of Level 3	—	—	—

Ending Balance, December 31, 2009	$484,642,822	$28,498,504	$513,141,326

Net change in unrealized appreciation (depreciation) for the year reported within the net change in unrealized depreciation on investments in our Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$5,856,098	$(1,122,745)	$4,733,353

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2010 and 2009, respectively. There were no temporary draws outstanding at December 31, 2010 and 2009, respectively.

Period Ended December 31, 2010

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2010 (Cost – $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	6,604,625
Borrowings	95,400,000
Repayments	(67,500,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2010 (Cost – $255,800,000)	248,445,750

Period Ended December 31, 2009

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	5,838,914
Borrowings	47,300,000
Repayments	(19,700,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2009 (Cost – $245,700,000)	$201,914,294

The carrying value of PennantPark Investment’s financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its long-term credit facility. PennantPark Investment elected to use the fair value option for its credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the Statement of Operations. For the three months ended December 31, 2010 and 2009, our credit facility had a net change in unrealized appreciation of $6.6 million and $5.8 million, respectively. On December 31, 2010 and September 30, 2010, net unrealized depreciation on our long-term credit facility totaled $7.4 million and $14.0 million, respectively. PennantPark Investment uses a nationally recognized independent valuation services to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which the PennantPark Investment has ownership of 5% or more of the portfolio company’s voting securities. Advances to and distributions from affiliates are included in the consolidated statements of cash flow purchases and sales. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2010	Advances to affiliates	Distributions from affiliates	Income Received	Fair Value at December 31, 2010
Controlled Affiliates
SuttonPark Holdings, Inc.	$8,000,100	$—	$—	$210,000	$8,000,100
Non-Controlled Affiliates
Performance Holdings, Inc.	15,433,680	—	—	394,306	15,557,531

Total Controlled and Non-Controlled Affiliates	$23,433,780	$—	$—	$604,306	$23,557,631

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

Class and Year	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Numerator for net increase in net assets resulting from operations	$25,522,223	$8,676,247
Denominator for basic and diluted weighted average shares	36,218,991	25,751,381
Basic and diluted net increase in net assets per share resulting from operations	$0.71	$0.34

8. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings, PennantPark Investment may invest temporarily in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Schedule of Investments. At the end of each fiscal quarter, PennantPark Investment could take proactive steps to preserve investment flexibility for the next quarter, which is dependent upon the composition of its total assets at quarter end. PennantPark Investment may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on its credit facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with PennantPark Investment’s valuation policy. As of December 31, 2010 and September 30, 2010, cash equivalents consisted of $3.0 million and $1.8 million in money market products, respectively.

9. FINANCIAL HIGHLIGHTS

PennantPark Investment’s net assets and net asset value per share on December 31, 2010 and 2009 were $403.4 million and $306.1 million, respectively, and $11.14 and $11.86, respectively. Below are the financial highlights for the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Per Share Data:
Net asset value, beginning of period	$10.69	$11.85
Net investment income(1)	0.31	0.28
Net change in realized and unrealized gain(1)	0.40	0.06

Net increase in net assets resulting from operations(1)	0.71	0.34
Dividends to stockholders(1)(2)	(0.26)	(0.25)
Dilutive effect of common stock issuance below net asset value	—	(0.08)

Net asset value, end of period	$11.14	$11.86

Per share market value, end of period	$12.25	$8.92
Total return*(3)	17.91%	12.95%
Shares outstanding at end of period	36,223,950	25,808,772

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	7.67%	7.17%
Ratio of credit facility related expenses to average net assets	1.14%	1.06%
Ratio of total expenses to average net assets	8.81%	8.23%
Ratio of net investment income to average net assets	11.17%	9.37%
Net assets at end of period	$403,390,962	$306,148,322
Average debt outstanding	$290,552,174	$224,010,870
Average debt per share	$8.02	$8.70
Portfolio turnover ratio	49.80%	13.71%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(3)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

10. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On June 25, 2007, we entered into a senior secured revolving credit agreement, or our credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and book-runner, and JPMorgan Chase (Chase Lincoln First Commercial successor interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of December 31, 2010 and September 30, 2010, there was $255.8 million and $233.1 million (including a $5.2 million temporary draw) in outstanding borrowings under the credit facility, with a weighted average interest rate at the time of 1.28% and 1.34% exclusive of the fee on undrawn commitment of 0.20%, respectively.

As of December 31, 2010 and September 30, 2010, we had $44.2 million and $66.9 million, respectively, of unused borrowing capacity under our credit facility subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

Under the credit facility, the lenders agreed to extend credit to PennantPark Investment in an initial aggregate principal or face amount not exceeding $300.0 million at any one time outstanding. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and pricing is set at 100 basis points over LIBOR. The credit facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007 and on Form 10-Q, filed May 5, 2010. As of December 31, 2010, we were in compliance with our covenants relating to our credit facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of December 31, 2010, we had committed to SBIC LP $50.0 million, funded it with equity capital of $50.0 million, had SBA debentures outstanding of $30.0 million and a weighted average interest rate at the time of 0.96%. As of September 30, 2010, we had committed to SBIC LP $50.0 million, funded it with equity capital of $14.5 million, had SBA debentures outstanding of $14.5 million and a weighted average interest rate at the time of 0.84%. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital.

As of December 31, 2010, SBIC LP had a debenture commitment from the SBA in the amount of $100.0 million with $30.0 million outstanding. Of the $30.0 million of SBA debentures outstanding, $0.5 million is fixed for 10-years with a rate of 3.50% (inclusive of the SBA annual fee) and $29.5 million is temporary financing currently bearing a weighted average rate of 0.92% that will reset to a market-driven rate in March 2011 and remains fixed thereafter for 10 years. As of December 31, 2010, we had $70.0 million of unused borrowing capacity under the SBA debenture commitment.

Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations. If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because our SBIC subsidiary is wholly owned by us. As of December 31, 2010, SBIC LP was in compliance with all terms relating to our SBA debentures.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Unaudited)

If we are granted exemptive relief, our ratio of total assets on a consolidated basis to outstanding to indebtedness may be greater than 200% which, while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

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

12. SUBSEQUENT EVENTS

On February 1, 2011, we utilized the accordion feature of our credit facility and expanded the credit facility by $15.0 million, bringing our total credit facility availability to $315.0 million. On February 2, 2011, we announced that we increased our quarterly dividend to $0.27 per share, with a record date of March 15, 2011 and a payable date of April 1, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation and subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2010, and the consolidated statements of operations, changes in net assets, and cash flows for the three month periods ended December 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation and subsidiaries, including the consolidated schedule of investments, as of September 30, 2010; and in our report dated November 17, 2010, we expressed an unqualified opinion on that financial statement and schedule.

New York, New York

February 2, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains statements that constitute forward-looking statements, which relate to both us and our consolidated SBIC subsidiary regarding future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our credit facility, the SBA debentures, proceeds from the rotation of our portfolio, proceeds from public and private offerings of securities to finance our investment objectives. In the future, we may also securitize a portion of our investments to raise investment capital.

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less.

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

PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with us. The SBIC LP investment management agreement does not affect the management and incentive fees that we pay to the Investment Adviser on a consolidated basis. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers, supervises our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record contractual prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2010, our portfolio totaled $704.3 million and consisted of $277.6 million of senior secured loans, $101.5 million of second lien secured debt, $266.8 million of subordinated debt and $58.4 million of preferred and common equity investments. Our portfolio consisted of 52% fixed rate investments, 34% variable rate investments with a LIBOR or prime floor and 14% variable rate investments. Overall, the portfolio had an unrealized appreciation of $26.7 million. Our overall portfolio consisted of 45 companies with an average investment size of $15.7 million, a weighted average yield on debt investments of 13.4%, and was invested 40% in senior secured loans, 14% in second lien secured debt, 38% in subordinated debt and 8% in preferred and common equity investments.

As of September 30, 2010, our portfolio totaled $664.7 million and consisted of $234.6 million of senior secured loans, $156.7 million of second lien secured debt, $223.9 million of subordinated debt and $49.5 million of preferred and common equity investments. Our portfolio consisted of 49% fixed-rate investments, 26% variable rate investments with a LIBOR or prime floor and 25% variable rate investments. Overall, the portfolio had an unrealized appreciation of $8.0 million. Our overall portfolio consisted of 43 companies with an average investment size of $15.5 million, a weighted average yield on debt investments of 12.7%, and was invested 35% in senior secured loans, 24% in second lien secured debt, 34% in subordinated debt and 7% in preferred and common equity investments.

For the three months ended December 31, 2010, we invested $99.9 million in six new portfolio companies and one existing portfolio company with a weighted average yield on debt investments of 15.0% (yield on debt investments, excluding value of attached equity, was 14.0%). Sales and repayments of long-term investments for the three months ended December 31, 2010 totaled $85.5 million.

For the three months ended December 31, 2009, we invested $50.5 million in six new and two existing portfolio companies with a weighted average yield on debt investments of 12.8%. Sales and repayments of long term investments for the three months ended December 31, 2009 totaled $16.8 million.

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

We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5 to the consolidated financial statements.

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

Fair Value Measurements, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available at the time.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur.

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

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value of an investment from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions and performance multiples, among other factors. These non-public investments are included in Level 3 of the fair value hierarchy.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount, market discount or premium and deferred financing costs on our debt are capitalized, and we then amortize such amounts as interest income or expense as applicable. We record contractual prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Federal Income Taxes

We operate so as to qualify to maintain our election to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12 month period ending on October 31) to avoid a 4% excise tax.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2010 and 2009.

Investment Income

Investment income for the three months ended December 31, 2010 was $20.0 million and was primarily attributable to $7.3 million from senior secured loans, $3.2 million from second lien secured debt investments and $7.4 million from subordinated debt investments. This compares to investment income for the three months ended December 31, 2009, which was $13.6 million, and was primarily attributable to $3.5 million from senior secured loans, $3.2 million from second lien secured debt investments and $5.4 million from subordinated debt investments. The remaining investment income for the three months ended December 31, 2010 and 2009 was primarily attributed to interest income from net accretion of discount and amortization of premium. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio and by rotation out of our lower yielding investments.

Expenses

Expenses for the three months ended December 31, 2010, totaled $8.8 million. Base management fee for the same period totaled $3.5 million, performance-based incentive fee totaled $2.8 million, credit facility and SBA debentures related expenses totaled $1.1 million, general and administrative expenses totaled $1.3 million, and excise taxes totaled $0.1 million. This compares to expenses for the three months ended December 31, 2009, which totaled $6.4 million. Base management fee for the same period totaled $2.5 million, performance-based incentive fee totaled $1.8 million, credit facility related expenses totaled $0.8 million, general and administrative expenses totaled $1.1 million and excise taxes totaled $0.1 million. The increase in expenses is due to the growth of the portfolio and net investment income.

Net Investment Income

Net investment income totaled $11.2 million, or $0.31 per share, for the three months ended December 31, 2010, and $7.2 million, or $0.28 per share, for the three months ended December 31, 2009.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the three months ended December 31, 2010 totaled $85.5 million and realized gains totaled $2.3 million due to sales and repayments of our debt investments. Sales and repayments of long-term investments totaled $16.8 million and net realized losses totaled $16.6 million for the three months ended December 31, 2009.

Net Change in Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2010 and 2009, our investments had a net change in unrealized appreciation of $18.7 million and $23.9 million, respectively. The decrease in the net change in unrealized appreciation compared to the prior year is the result of the changes in the leveraged credit markets over a comparable period. On December 31, 2010 and September 30, 2010, net unrealized appreciation on investments totaled $26.7 million and $8.0 million, respectively.

For the three months ended December 31, 2010 and 2009, our long-term credit facility had a net change in unrealized appreciation of $6.6 million and $5.8 million, respectively. Net change in unrealized appreciation on our credit facility over the prior year is the result of it approaching maturity. On December 31, 2010 and September 30, 2010, net unrealized depreciation on our long-term credit facility totaled $7.4 million and $14.0 million, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $25.5 million, or $0.71 per share, for the three months ended December 31, 2010. This compares to a net increase in net assets resulting from operations which totaled $8.7 million, or $0.34 per share, for the three months ended December 31, 2009. This increase in net assets from operations is due to the continued growth in net investment income as a result of growing our portfolio offset by the appreciation in the value of our credit facility as it approaches maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from our credit facility, SBA debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur. We used, and expect to continue to use, these capital resources and proceeds from rotation out of our portfolio and from public and private offerings of securities to finance our investment objectives.

As of December 31, 2010 and September 30, 2010, we had $44.2 million and $66.9 million, respectively, of unused borrowing capacity under our credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

On June 25, 2007, PennantPark Investment entered into its credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial as successor in interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of December 31, 2010 and September 30, 2010, there were $255.8 million and $233.1 million (including a $5.2 million temporary draw) in outstanding borrowings under the credit facility, with a weighted average interest rate at the time of 1.28% and 1.34%, exclusive of the fee on undrawn commitment of 0.20%, respectively.

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

The credit facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the credit facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0 (excluding any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our credit facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in PennantPark Investment’s portfolio. As of December 31, 2010, we were in compliance with the terms of our credit facility.

We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA through our SBIC subsidiary, among other considerations. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current credit facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure as our credit facility matures in June 2012. Furthermore, our availability under the credit facility depends on various covenants and restrictions discussed in the preceding paragraph. The primary uses of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders and other general corporate purposes. See “Recent Developments” for more information.

On February 1, 2011, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of 12 months. For the three months ended December 31, 2010, we did not sell shares of our common stock. This compares to selling 0.4 million shares for $3.3 million for the same period in the prior year. Any decision to sell shares below the then current net asset value per share of our common stock in one or more offerings is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to our stockholder’s interest in our common stock and a reduction of our net asset value per share.

As of December 31, 2010, we had committed to SBIC LP $50.0 million, funded it with equity capital of $50.0 million, had SBA debentures outstanding of $30.0 million with a weighted average interest rate at the time of 0.96%, exclusive of 3.43% of upfront fees and had $70 million remaining unused borrowing capacity subject to customary regulatory requirements. As of September 30, 2010, we had committed to SBIC LP $50.0 million, funded it with equity capital of $14.5 million, had SBA debentures outstanding of $14.5 million with a weighted average interest rate at the time of 0.84%, exclusive of 3.43% of upfront fees and had $19 million remaining unused borrowing capacity. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital.

As of December 31, 2010, SBIC LP had a debenture commitment from the SBA in the amount of $100 million with $30.0 million outstanding. Of the $30.0 million of SBA debentures outstanding, $0.5 million is fixed for 10-years with a rate of 3.50% (inclusive of the SBA annual fee) and $29.5 million is temporary financing currently bearing a weighted average rate of 0.92% that will reset to a market-driven rate in March 2011 and will remain fixed thereafter for 10 years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries, requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations. As of December 31, 2010, SBIC LP was in compliance with its regulatory requirements.

In connection with the filing of its SBA license application, PennantPark Investment has applied for exemptive relief from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. There can be no assurance that we will be able to capitalize SBIC LP with sufficient regulatory capital to borrow the maximum amount available or that we will receive an exemptive relief from the SEC with respect to the SBA-guaranteed debentures.

If we are granted exemptive relief, our ratio of total assets on a consolidated basis to outstanding to indebtedness may be greater than 200% which, while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

As of December 31, 2010, we had approximately $60 million of assets bearing a coupon of 9% or lower. We will seek to rotate these assets into new, higher yielding investments over time.

Our operating activities used cash of $27.3 million for the three months ended December 31, 2010, and our financing activities provided cash of $28.5 million for the same period, primarily from net borrowings under our credit facility and SBA debentures.

Our operating activities used cash of $45.1 million for the three months ended December 31, 2009, and our financing activities provided cash of $18.9 million for the same period, primarily from proceeds on issuance of common stock and net borrowings on our credit facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2010 including, but not limited to, borrowings under our multi-currency $300.0 million, five-year, revolving credit facility maturing in June 2012 and other contractual obligations are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$255.8	$—	$255.8	$—	$—
SBA debentures(2)	30.0	—	—	—	30.0

Subtotal debt outstanding(3)	285.8	—	255.8	—	30.0
Unfunded investments(4)	18.6	—	18.6	—	—

Total contractual obligations	$304.4	$—	$274.4	$—	$30.0

(1)

As of December 31, 2010, we had $44.2 million of unused borrowing capacity under our credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

(2)	As of December 31, 2010, SBIC LP had $70.0 million of unused borrowing capacity under SBIC LP’s commitment from the SBA and $29.5 million of SBA debentures that will have a rate reset in March 2011.
(3)

The weighted average interest rate on the total debt outstanding as of December 31, 2010 is 1.25% exclusive of the fee on the undrawn commitment of 0.20% on the credit facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.

(4)

Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2011, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with us. The SBIC LP investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the consolidated financial statements.

Under our Administration Agreement, which was renewed in February 2011, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement, which is intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See Note 3 to the consolidated financial statements.

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new Investment Management Agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12 month period ending on October 31) to avoid a 4% excise tax. For the three months ended December 31, 2010 and 2009, we have elected to retain a portion of our calendar year income and record an excise tax of $0.1 million and $0.1 million, respectively.

During the three months ended December 31, 2010 and 2009, we declared distributions of $0.26 and $0.25 per share, respectively, for total distributions of $9.4 million and $6.5 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

Recent Developments

On February 1, 2011, we utilized the accordion feature of our credit facility and expanded the credit facility by $15.0 million, bringing our total credit facility availability to $315.0 million. On February 2, 2011, we announced that we increased our quarterly dividend to $0.27 per share, with a record date of March 15, 2011 and a payable date of April 1, 2011.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by this report, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR rate and typically have durations of three months, after which they reset to current market interest rates.

Assuming that the balance sheet as of December 31, 2010 was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

In addition to the other information set forth in this report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

Date: February 2, 2011	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: February 2, 2011	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)