Form 10-Q
period 2011-03-31
PENNANTPARK INVESTMENT CORP
filed 2011-05-04
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 4, 2011 was 45,581,084.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this form 10-Q (the “Report”) in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission (“SEC”). In this Report, “we”, “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. References to “PennantPark Investment” refer to only PennantPark Investment Corporation. References to “subsidiaries” or “our SBIC” refer to PennantPark SBIC LP (“SBIC LP”) and its general partner PennantPark SBIC GP, LLC (“SBIC GP”), which are wholly owned and consolidated. References to our portfolio and investments include investments we make through subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2011 (unaudited)	September 30, 2010
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$698,256,084 and $631,280,755, respectively)	$731,730,316	$641,290,626
Non-controlled, affiliated investments, at fair value (cost—$17,875,050 and $17,427,648, respectively)	15,919,916	15,433,680
Controlled, affiliated investments, at fair value (cost—$11,000,100 and 8,000,100, respectively)	11,000,000	8,000,100

Total of Investments, at fair value (cost—$727,131,234 and $656,708,503, respectively)	758,650,232	664,724,406
Cash equivalents (See Note 8)	1,546,429	1,814,451
Interest receivable	11,576,869	12,814,096
Receivable for investments sold	—	30,254,774
Prepaid expenses and other assets	3,139,923	1,886,119

Total assets	774,913,453	711,493,846

Liabilities
Distributions payable	12,286,331	9,401,281
Payable for investments purchased	12,375,000	52,785,000
Unfunded investments	18,633,872	22,203,434
Credit facility payable (cost: $152,838,800 and $233,100,000, respectively) (See Notes 5 and 10)	150,183,371	219,141,125
SBA debentures payable (See Note 10)	59,500,000	14,500,000
Interest payable on credit facility and SBA debentures	292,514	215,135
Management fee payable (See Note 3)	3,589,342	3,286,816
Performance-based incentive fee payable (See Note 3)	3,338,434	2,239,011
Accrued other expenses	694,751	1,146,821

Total liabilities	260,893,615	324,918,623

Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 45,504,932 and 36,158,772 shares issued and outstanding, respectively	45,505	36,159
Paid-in capital in excess of par value	538,546,978	428,675,184
Undistributed net investment income	4,584,659	1,800,646
Accumulated net realized loss on investments	(63,331,731)	(65,911,544)
Net unrealized appreciation on investments	31,518,998	8,015,903
Net unrealized depreciation on credit facility	2,655,429	13,958,875

Total net assets	$514,019,838	$386,575,223

Total liabilities and net assets	$774,913,453	$711,493,846

Net asset value per share	$11.30	$10.69

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Investment income:
From non-controlled, non-affiliated investments:
Interest	$20,836,197	$12,783,931	$39,395,362	$25,735,164
Other	1,233,863	412,482	2,080,447	732,085
From non-controlled, affiliated investments:
Interest	381,222	328,580	744,654	656,229
From controlled, affiliated investments:
Interest	260,167	—	470,167	—

Total investment income	22,711,449	13,524,993	42,690,630	27,123,478

Expenses:
Base management fee (See Note 3)	3,589,342	2,772,132	7,087,936	5,296,785
Performance-based incentive fee (See Note 3)	3,338,434	1,764,607	6,131,428	3,573,987
Interest and expenses on the credit facility and SBA debentures (See Note 10)	1,086,523	838,275	2,221,950	1,656,958
Administrative services expenses (See Note 3)	650,662	539,619	1,229,717	1,097,123
Other general and administrative expenses	847,668	560,974	1,531,027	1,104,389

Expenses before taxes	9,512,629	6,475,607	18,202,058	12,729,242
Excise tax (See Note 2)	39,857	(9,072)	158,824	97,890

Total expenses	9,552,486	6,466,535	18,360,882	12,827,132

Net investment income	13,158,963	7,058,458	24,329,748	14,296,346

Realized and unrealized gain (loss) on investments and credit facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	286,452	(140,986)	2,579,813	(16,744,851)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	4,711,487	9,895,674	23,464,360	33,989,336
Non-controlled, affiliated investments	129,006	8,425	38,835	(204,099)
Controlled, affiliated investments	(100)	—	(100)	—
Credit facility unrealized (appreciation) (See Note 5)	(4,698,821)	(19,852,714)	(11,303,446)	(25,691,628)

Net change in unrealized appreciation (depreciation)	141,572	(9,948,615)	12,199,649	8,093,609

Net realized and unrealized gain (loss) from investments and credit facility	428,024	(10,089,601)	14,779,462	(8,651,242)

Net increase (decrease) in net assets resulting from operations	$13,586,987	$ (3,031,143)	$39,109,210	$5,645,104

Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.33	$(0.11)	$1.01	$0.21
Net investment income per common share	$0.32	$0.26	$0.63	$0.54

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2011	2010
Increase in net assets from operations:
Net investment income	$24,329,748	$14,296,346
Net realized gain (loss) on investments	2,579,813	(16,744,851)
Net change in unrealized appreciation on investments	23,503,095	33,785,237
Net change in unrealized (appreciation) on credit facility	(11,303,446)	(25,691,628)

Net increase in net assets resulting from operations	39,109,210	5,645,104

Distributions to Stockholders:
Distributions from net investment income	(21,704,559)	(14,657,474)
Capital Share Transactions:
Public offering	114,080,000	61,020,000
Offering costs relating to public offering	(5,743,800)	(3,376,000)
Reinvestment of dividends	1,703,764	—

Total increase in net assets	127,444,615	48,631,630

Net Assets:

Beginning of period	386,575,223	300,580,268
End of period	$514,019,838	$349,211,898

Undistributed net investment income, end of period	4,584,659	1,626,997
Capital Share Activity:
Public offering	9,200,000	6,190,000
Reinvestment of dividends	146,160	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$39,109,210	$5,645,104
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	(23,503,095)	(33,785,237)
Net change in unrealized appreciation on credit facility	11,303,446	25,691,628
Net realized (gain) loss on investments	(2,579,813)	16,744,851
Net accretion of discount and amortization of premium	(3,219,842)	(2,000,365)
Purchase of investments	(196,549,024)	(119,033,410)
Payment-in-kind interest	(5,181,586)	(3,354,193)
Proceeds from dispositions of investments	137,107,533	23,491,075
Decrease (Increase) in interest receivable	1,237,227	(2,564,187)
Decrease (Increase) in receivable for investments sold	30,254,774	(2,136,493)
Decrease in prepaid expenses and other assets	502,446	320,321
(Decrease) Increase in payable for investments purchased	(40,410,000)	5,010,475
(Decrease) Increase in unfunded investments	(3,569,562)	7,010,744
Increase (Decrease) in interest payable on credit facility and SBA debentures	77,379	(21,337)
Increase in management fee payable	302,526	552,096
Increase in performance-based incentive fee payable	1,099,423	256,428
(Decrease) in accrued expenses	(452,070)	(675,898)

Net cash used for operating activities	(54,471,028)	(78,848,398)

Cash flows from financing activities:
Public offering	114,080,000	61,020,000
Offering costs related to public offering	(5,743,800)	(3,376,000)
Distributions paid to stockholders, net of dividends reinvested	(17,115,744)	(11,508,698)
Borrowings under SBA debentures (See Note 10)	45,000,000	—
Capitalized borrowing costs	(1,756,250)	—
Borrowings under credit facility (See Note 10)	200,300,000	116,000,000
Repayments under credit facility (See Note 10)	(280,561,200)	(115,600,000)

Net cash provided by financing activities	54,203,006	46,535,302

Net decrease in cash equivalents	(268,022)	(32,313,096)
Cash equivalents, beginning of period	1,814,451	33,247,666

Cash equivalents, end of period	$1,546,429	$934,570

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$1,826,073	$1,545,142
Income taxes paid	$123,824	$97,890
Dividends reinvested	$1,703,764	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 142.4%(1),(2)
First Lien Secured Debt – 57.5%
Affinity Group Holdings, Inc.(5)	12/01/2016	Consumer Products	11.50%		—		$12,000,000	$11,758,305	$12,600,000
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	21,000,000	20,371,820	20,370,000
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	20,000,000	19,465,255	20,200,000
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,316,405	8,250,000
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,304	1,086,250
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	8,875,000	8,440,033	9,141,250
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,525,000
Covad Communications Group, Inc.(5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	6,825,000	6,696,339	6,876,188
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.63%		L+225		8,707,500	8,707,500	4,702,050
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,750,000	24,310,573	25,987,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.56%		L+225		9,708,108	9,708,108	8,227,622
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	17,914,550	18,952,500
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,520,274	26,052,631
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	33,331,117	27,879,932	26,720,456
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		267,205	267,205	261,060
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,352,500	28,672,202	29,756,097
Survey Sampling International, L.L.C.	12/31/2012	Business Services	10.65	%(6)	L+650	(8)	4,489,615	3,518,960	3,501,900
Three Rivers Pharmaceutical, L.L.C.	10/22/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	30,000,000	28,309,372	31,800,000
VPSI, Inc.	12/22/2015	Personal Transportation	12.00%		L+1,000	(8)	17,989,583	17,701,158	17,989,583
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,386,421	5,006,250

Total First Lien Secured Debt								288,599,382	295,673,003

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)
Second Lien Secured Debt – 26.0%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.31%		L+600		$13,600,000	$13,247,258	$12,648,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.31%		L+700		12,000,000	11,793,689	11,497,500
DirectBuy Holdings, Inc.(5)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,824,243	25,840,000
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	6,237,317
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,711,726	2,711,727	2,738,843
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,094,979	3,094,979	2,698,822
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+750	(8)	1,879,375	1,879,375	1,578,675
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000	16,662,330	16,660,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,825,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.06	%(6)	L+575		13,500,000	11,686,995	13,162,500
Specialized Technology Resources, Inc.	12/15/2014	Chemicals, Plastics and Rubber	7.25	%(6)	L+700		22,500,000	22,491,157	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.31	%(6)	L+600		7,811,488	7,383,586	7,342,799

Total Second Lien Secured Debt								139,012,656	133,729,456

Subordinated Debt/Corporate Notes – 47.1%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		10,000,000	9,868,722	10,175,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,409,596	19,947,281
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,982,866	8,231,110
Da-Lite Screen Company, Inc.(5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,432,431	27,093,750
Escort Inc.	06/01/2016	Electronics	14.75	%(6)	—		24,220,378	23,583,273	24,220,378
i2 Holdings Ltd.(10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		23,607,187	23,337,934	23,607,187
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	%(6)	—		4,248,355	3,532,698	3,919,108
MailSouth, Inc.	05/15/2018	Printing and Publishing	14.50%		—		15,000,000	14,558,633	15,000,000
MedQuist, Inc.	10/15/2016	Business Services	13.00	%(6)	—		19,000,000	18,458,388	19,190,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02	%(6)	—		16,785,000	16,378,606	16,785,000
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,117,736	10,900,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,869,628	11,524,231	11,822,149
UP Support Services, Inc.	02/08/2015	Oil and Gas	17.00	%(6)	—		24,061,922	23,708,609	24,061,922
Veritext Corp.	12/31/2015	Business Services	14.00	%(6)	—		15,000,000	14,660,342	15,000,000
Veritext Corp.(9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								231,254,065	241,952,885

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Points Above Index(4)	Par / Shares	Cost	Fair Value(3)
Preferred Equity Partnership Interests – 2.8%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$500,750
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	319	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	909	909,248	1,245,661
i2 Holdings Ltd.(10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	5,681,642
PAS Tech Holdings, Inc. Series A-1	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	2,040,709
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,538,408
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	961,017
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,804,391

Total Preferred Equity/Partnership Interests						14,405,427	14,458,398

Common Equity/ Warrants/Partnership Interests – 9.0%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.) (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,856	18,556	531,427
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	2,580,158	7,446,464
DirectBuy Investors L.P . (DirectBuy Holdings, Inc.)	—	Consumer Products	—	—	30,000	1,350,000	1,350,000
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,075	2,170,935
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906	4,364,091
i2 Holdings Ltd. (10)	—	Aerospace and Defense	—	—	457,322	454,030	148,032
Kadmon Holdings, L. L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	10,799	1,236,832	1,805,212
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	10,799	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants )	04/27/2020	Education	—	—	1,267	779,920	407,499
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999	9,049,337
PAS Tech Holdings, Inc.	—	Aerospace and Defense	—	—	20,000	20,000	261,064
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,370,149
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	168,219
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	427,922
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	4,842,886
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,397,025
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,166	9,166	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	6,147,505

Total Common Equity/Warrants/Partnership Interests						24,984,554	45,916,574

Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$698,256,084	$731,730,316

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 3.1%(1),(2)
Second Lien Secured Debt – 1.5%
Performance, Inc. (Performance Holdings, Inc.)	01/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.25%		L+625	(8)	$8,000,000	$8,000,000	$7,748,000

Subordinated Debt/Corporate Notes – 1.2%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	%(6)	—		6,295,013	6,125,050	6,200,588

Common Equity/Partnership Interest – 0.4%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		37,500	3,750,000	1,971,328

Investments in Non-Controlled, Affiliated Portfolio Companies								17,875,050	15,919,916

Investments in Controlled, Affiliated Portfolio Companies – 2.1%(1),(2)
First Lien Secured Debt – 1.6%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		7,200,000	7,200,000	7,998,020

Subordinated Debt/Corporate Notes – 0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		1,800,000	1,800,000	1,710,734

Preferred Equity – 0.2%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,291,246

Common Equity – 0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Investments in Controlled, Affiliated Portfolio Companies								11,000,100	11,000,000

Total Investments – 147.6%								727,131,234	758,650,232

Cash Equivalents – 0.3%							1,546,429	1,546,429	1,546,429

Total Investments and Cash Equivalents – 147.9%								$728,677,663	$760,196,661

Liabilities in Excess of Other Assets – (47.9%)									(246,176,823)
Net Assets – 100.0%									$514,019,838

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our consolidated financial statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.
(6)	Coupon is payable in cash and/or payable in-kind (“PIK”).
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or a Prime rate floor or cap, as applicable.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the United States.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 165.9%(1),(2)
First Lien Secured Debt – 59.3%
Airvana Networks Solution, Inc.	08/27/2014	Communications	11.00%		L+900	(8)	$13,583,333	$13,316,337	$13,447,500
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	16,363,636	15,786,257	16,363,636
Birch Communications, Inc.	01/31/2011	Telecommunications	—		—		3,636,364	3,636,364	3,636,364
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,305,603	7,912,500
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	987,774	1,045,000
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,250,000	8,765,468	9,296,250
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,048,000
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950	(8)	11,905,025	11,650,744	11,845,500
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.62%		L+225		8,752,500	8,752,500	3,894,863
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,875,000	24,402,321	24,875,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.71%		L+225		9,744,595	9,744,595	7,874,850
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+675	(8)	19,000,000	17,866,826	18,240,000
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,631	25,481,512	26,052,631
Mattress Holding, Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.54%		—		3,844,931	3,844,931	3,345,090
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	9,829,738	8,432,037	6,995,500
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	66,801	66,801	64,263
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		200,404	200,404	192,789
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,756,343	29,702,813
Three Rivers Pharmaceutical, L.L.C.	10/22/2011	Healthcare, Education and Childcare	15.25%		L+1,300 P+1,200	(8)	25,000,000	21,861,968	21,861,968
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,381,967	4,882,500

Total First Lien Secured Debt								231,907,418	229,243,683

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)
Second Lien Secured Debt – 38.6%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.43%		L+600		$13,600,000	$13,216,845	$11,696,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.39%		L+700		12,000,000	11,776,589	10,410,000
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	5,950,400
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.79%		L+750		12,000,000	11,958,469	11,940,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,570,357	2,570,357	2,594,775
Mohegan Tribal Gaming Authority	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,825,762	4,475,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,219,319	3,219,319	2,675,254
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	%(6)	L+850	(8)	1,773,703	1,773,703	1,349,788
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,600,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.13%		L+775		10,000,000	9,950,907	9,325,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	17,039,991	19,118,750
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.05	%(6)	L+575		21,500,000	19,211,412	19,887,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.26	%(6)	L+700		22,500,000	22,490,129	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.29	%(6)	L+600		17,811,488	17,341,134	16,564,684

Total Second Lien Secured Debt								151,611,934	149,087,151

Subordinated Debt/Corporate Notes – 56.1%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		10,000,000	9,855,000	9,855,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,380,337	18,696,150
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	%(6)	—		8,109,468	7,973,429	8,170,289
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00	%(6)	—		20,720,892	20,359,932	21,425,401
Da-Lite Screen Company, Inc.(5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,379,843	25,625,000
i2 Holdings Ltd.(10)	06/06/2014	Aerospace and Defense	14.75	%(6)	—		23,283,292	22,970,124	23,283,292
Learning Care Group (U.S.) Inc.	06/30/2016	Education	15.00	%(6)	—		3,947,368	3,194,611	3,592,105
MedQuist, Inc.	10/15/2016	Business Services	13.00	%(6)	—		19,000,000	18,430,000	18,430,000
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	9,055,731	7,900,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(6)	—		11,721,019	11,361,858	11,838,229
Trizetto Group, Inc.	10/01/2016	Insurance	13.50	%(6)	—		20,501,960	20,331,704	21,117,018
UP Acquisition Sub., Inc.	02/08/2015	Oil and Gas	15.50	%(6)	—		21,098,000	20,642,507	20,148,590
Veritext Corp.	12/31/2015	Business Services	14.00	%(6)	—		15,000,000	14,636,487	15,000,000
Veritext Corp.(9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								213,271,563	217,081,074

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon	Basis Points Above Index(4)	Par / Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests – 2.0%(7)
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	319	$318,896	$—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	797	797,288	1,070,352
CT Technologies Holdings, L.L.C. (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%	—	144,375	144,376	148,909
i2 Holdings Ltd.(10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	3,869,263
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,495,885
UP Holdings, Inc., Class A-1 (UP Acquisitions Sub, Inc.)	—	Oil and Gas	8.00%	—	91,608	2,499,066	495,851

Total Preferred Equity/Partnership Interests						9,894,692	7,766,080

Common Equity/Warrants/Partnership Interests – 9.9%(7)
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,627	16,271	387,012
CT Technologies Holdings, L.L.C. (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	3,200,000	7,987,755
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,076	1,998,008
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906	4,016,429
i2 Holdings Ltd.(10)	—	Aerospace and Defense	—	—	457,322	454,030	—
Kadmon Holdings, L.L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	1,780,693	1,780,693
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	857,339	857,339
Learning Care Group (U.S.), Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	633,308
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999	4,350,440
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,081,683
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	132,803
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	973,875
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—	—	137,923	2,111,588	4,589,906
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,688,629
UP Holdings, Inc. (UP Acquisitions Sub, Inc.)	—	Oil and Gas	—	—	91,608	916	—
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,634,758

Total Common Equity/Warrants/Partnership Interests						24,595,148	38,112,638

Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$631,280,755	$641,290,626

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)

Investments in Non-Controlled, Affiliated Portfolio Companies – 4.0%(1),(2)
Second Lien Secured Debt – 2.0%
Performance, Inc.	01/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.50%		L+650	(8)	$8,000,000	$8,000,000	$7,584,000

Subordinated Debt/Corporate Notes – 1.5%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	%(6)	—		5,848,176	5,677,648	5,745,832

Common Equity/Partnership Interest – 0.5%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		37,500	3,750,000	2,103,848

Investments in Non-Controlled, Affiliated Portfolio Companies								17,427,648	15,433,680

Investments in Controlled, Affiliated Portfolio Companies – 2.1%(1),(2)
First Lien Secured Debt – 1.4%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		4,800,000	4,800,000	5,352,000

Subordinated Debt/Corporate Notes – 0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(6)	—		1,200,000	1,200,000	1,142,398

Preferred Equity – 0.4%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,505,602

Common Equity – 0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	100

Investments in Controlled, Affiliated Portfolio Companies								8,000,100	8,000,100

Total Investments – 172.0%								656,708,503	664,724,406

Cash and Cash Equivalents – 0.5%							1,814,451	1,814,451	1,814,451

Total Investments and Cash and Cash Equivalents – 172.5%								$658,522,954	$666,538,857

Liabilities in Excess of Other Assets – (72.5%)									(279,963,634)
Net Assets – 100.0%									$386,575,223

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

MARCH 31, 2011

(Unaudited)

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

On April 24, 2007, PennantPark Investment closed its initial public offering and its common stock trades on the NASDAQ Global Select Market under the symbol “PNNT”. PennantPark Investment entered into an investment management agreement (the “Investment Management Agreement”) with PennantPark Investment Advisers, LLC (the “Investment Adviser” or “PennantPark Investment Advisers”), an external adviser that manages our day-to-day operations. PennantPark Investment also entered into an administration agreement (the “Administration Agreement”) with PennantPark Investment Administration, LLC (the “Administrator” or “PennantPark Investment Administration”) that provides the administrative services necessary for us to operate.

PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to SBIC LP under a separate investment management agreement. PennantPark Investment, through the Administrator, also provides similar services to SBIC LP and our controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries (“SPH”) under separate administration agreements. See Note 3.

SBIC LP and its general partner, SBIC GP, were organized in Delaware as a limited partnership and a limited liability company, respectively, on May 7, 2010 and began operations on June 11, 2010. SBIC LP received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958 (the “1958 Act”). Our subsidiaries are consolidated and wholly owned by PennantPark Investment. The SBIC LP’s investment objective is substantially similar to PennantPark Investment, generally co-investing in SBA eligible businesses that meet the investment criteria of PennantPark Investment.

PennantPark Investment completed its initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since PennantPark Investment’s initial public offering, it has sold 24.3 million shares of common stock through follow-on public offerings, resulting in net proceeds of $242.5 million. On February 11, 2011, PennantPark Investment sold 9.2 million shares in a follow-on public offering including the overallotment, resulting in net proceeds of $108.3 million.

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

Our significant accounting policies consistently applied are as follows:

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

We expect that there will not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. See Note 5.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

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

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”), and expects to be subject to tax as a regulated investment company (“RIC”). As a RIC, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are subject to tax as a RIC, we elected to retain a portion of our calendar year income and incurred an excise tax of $0.2 million and $0.1 million for the six months ended March 31, 2011 and 2010, respectively. PennantPark Investment recognizes in its consolidated financial statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the tax characteristics of distributions are determined in accordance with income tax regulations that may differ from GAAP.

(d)	Dividends, Distributions and Capital Transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

(e)	Consolidation

As permitted under Regulation S-X and the AICPA Audit and Accounting Guide for Investment Companies, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our subsidiaries in our consolidated financial statements.

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

3. AGREEMENTS

PennantPark Investment’s Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors of PennantPark Investment, in February 2011. Under this agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. SBIC LP’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws on the credit facility, if any, see Note 10). The base management fee is 2.00% and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and six months ended March 31, 2011, the Investment Adviser earned a base management fee of $3.6 million and $7.1 million, respectively, from us. For the three and six months ended March 31, 2010, the Investment Adviser earned a base management fee of $2.8 million and $5.3 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on PennantPark Investment’s Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus PennantPark Investment’s operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). PennantPark Investment pays the Investment Adviser an incentive fee with respect to PennantPark Investment’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of PennantPark Investment’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of PennantPark Investment’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of PennantPark Investment’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended March 31, 2011, the Investment Adviser earned an incentive fee of $3.3 million and $6.1 million, respectively from us on net investment income. For the three and six months ended March 31, 2010, the Investment Adviser earned an incentive fee of $1.8 million and $3.6 million, respectively from us on net investment income. As of March 31, 2011, our unrealized capital gains did not exceed our cumulative realized and unrealized capital losses.

PennantPark Investment’s Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2011. Under this agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. The Administrator provides similar services to SBIC LP under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2011, the Investment Adviser was reimbursed $1.3 million and $1.9 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2010, the Investment Adviser was reimbursed $1.1 million and $1.5 million, respectively, from us, including expenses it incurred on behalf of the Administrator.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

PennantPark Investment entered into an administration agreement with its controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries (“SPH”). Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment, through the Administrator, furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and his respective staff. For the three and six months ended March 31, 2011, the PennantPark Investment was reimbursed $0.3 million and $0.4 million for the services described above.

4. INVESTMENTS

Purchases of long-term investments including PIK for the three and six months ended March 31, 2011 totaled $98.8 million and $201.7 million, respectively. For the same period in the prior year, purchases of long-term investments including PIK totaled $70.8 million and $122.4 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2011 totaled $51.6 million and $137.1 million, respectively. For the same period in the prior year, sales and repayments of long-term investments totaled $6.7 million and $23.5 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
First lien	$295,799,382	$303,671,023	$236,707,418	$234,595,683
Second lien	147,012,656	141,477,456	159,611,934	156,671,151
Subordinated debt / corporate notes	239,179,115	249,864,207	220,149,211	223,969,304
Preferred equity	16,405,427	15,749,644	11,894,692	9,271,682
Common equity	28,734,654	47,887,902	28,345,248	40,216,586

Total Investments	727,131,234	758,650,232	656,708,503	664,724,406

Cash equivalents	1,546,429	1,546,429	1,814,451	1,814,451

Total Investments and cash equivalents	$728,677,663	$760,196,661	$658,522,954	$666,538,857

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of March 31, 2011 and September 30, 2010.

Industry Classification	March 31, 2011	September 30, 2010
Business Services	11%	15%
Healthcare, Education & Childcare	9	8
Aerospace and Defense	8	6
Consumer Products	7	1
Oil & Gas	7	4
Hotels, Motels, Inns and Gaming	6	7
Chemicals, Plastic and Rubber	5	6
Home and Office Furnishings, Housewares, and Durable Consumer Products	5	6
Other Media	5	2
Printing and Publishing	5	4
Education	4	5
Telecommunications	4	3
Buildings and Real Estate	3	3
Diversified/Conglomerate Services	3	3
Electronics	3	—
Energy / Utilities	3	3
Environmental Services	3	3
Personal Transportation	3	—
Communications	2	4
Leisure, Amusement, Motion Picture, Entertainment	2	2
Grocery	—	2
Insurance	—	4
Transportation	—	4
Other	2	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available at the time.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term credit facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, which may include assets using both levels 2 and 3 inputs, the fair value of our investments may fluctuate from period to period.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a level 2 asset includes, but is not limited to, observable market based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observable valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2011, our ability to observe valuation inputs has resulted in a reclassification of assets from Level 3 to Level 2.

In addition to using the above inputs in cash equivalents, investments and long-term credit facility valuations, PennantPark Investment employs the valuation policy approved by its board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, PennantPark Investment evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

At March 31, 2011 and September 30, 2010, our cash equivalents, investments and our long-term credit facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

March 31, 2011

Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$695,012,686	$—	$31,472,281	$663,540,405
Equity investments	63,637,546	9,049,337	—	54,588,209

Total Investments	758,650,232	9,049,337	31,472,281	718,128,614
Cash Equivalents	1,546,429	1,546,429	—	—

Total Investments and cash equivalents	760,196,661	10,595,766	31,472,281	718,128,614

Long-Term Credit Facility	$ (149,083,371)	$—	$—	$ (149,083,371)

September 30, 2010

Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$615,236,138	$—	$—	$615,236,138
Equity investments	49,488,268	4,350,440	—	45,137,828

Total Investments	664,724,406	4,350,440	—	660,373,966
Cash Equivalents	1,814,451	1,814,451	—	—

Total Investments and cash equivalents	666,538,857	6,164,891	—	660,373,966

Long-Term Credit Facility	$(213,941,125)	$—	$—	$(213,941,125)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2011 and 2010:

Period Ended March 31, 2011

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains	2,579,813	—	2,579,813
Unrealized appreciation	11,465,652	4,550,239	16,015,891
Purchases, PIK and net discount accretion	199,248,180	5,664,360	204,912,540
Sales / repayments	(136,343,315)	(764,218)	(137,107,533)
Non-cash exchanges	—	—	—
Transfers out of Level 3	(28,646,063)	—	(28,646,063)

Ending Balance, March 31, 2011	$663,540,405	$54,588,209	$718,128,614

Net change in unrealized appreciation for the six months ended March 31, 2011 reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$12,379,569	$4,550,239	$16,929,808

Period Ended March 31, 2010

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized losses	(13,739,688)	(3,005,163)	(16,744,851)
Unrealized appreciation	32,692,977	400,023	33,093,000
Purchases, PIK and net discount accretion	121,095,534	827,434	121,922,968
Sales / repayments	(23,491,075)	—	(23,491,075)
Non-cash exchanges	(1,306,167)	1,306,167	—
Transfers in and /or out of Level 3	—	—	—

Ending Balance, March 31, 2010	$557,379,630	27,160,485	584,540,115

Net change in unrealized appreciation (depreciation) for the six months ended March 31, 2010 reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$16,550,354	$(2,605,139)	$13,945,215

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2011 and 2010, respectively. There were no temporary draws outstanding at March 31, 2010.

Period Ended March 31, 2011

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2010 (Cost – $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	11,303,446
Borrowings	128,900,000
Repayments	(205,061,200)
Transfers in and/or out of Level 3	—

Ending balance of long-term credit facility at fair value, (Cost – $151,738,800)	149,083,371

Temporary draw outstanding, at cost	1,100,000

Total credit facility, March 31, 2011 (Cost – $152,838,800)	$150,183,371

Period Ended March 31, 2010

Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	25,691,628
Borrowings	86,700,000
Repayments	(79,300,000)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2010 (Cost – $225,500,000)	$201,567,008

The carrying value of PennantPark Investment’s financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its long-term credit facility. PennantPark Investment elected to use the fair value option for its credit facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the credit facility are recorded in the Consolidated Statement of Operations. For the three and six months ended March 31, 2011, our credit facility had a net change in unrealized appreciation of $4.7 million and $11.3 million, respectively. For the three and six months ended March 31, 2010, our credit facility had a net change in unrealized appreciation of $19.9 million and $25.7 million, respectively. On March 31, 2011 and September 30, 2010, net unrealized depreciation on our long-term credit facility totaled $2.7 million and $14.0 million, respectively. PennantPark Investment uses a nationally recognized independent valuation services to measure the fair value of its credit facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we own 5% or more of the portfolio company’s voting securities. A controlled affiliate is a company in which we own 25% or more of a portfolio company’s voting securities. Advances to and distributions from affiliates are included in the Consolidated Statements of Cash Flow under purchases. Transactions related to our investments with both controlled and non-controlled affiliates for the six months ended March 31, 2011 were as follows:

Name of Investment	Fair Value at September 30, 2010	Advances to affiliates	Distributions from affiliates	Income Received	Fair Value at March 31, 2011
Controlled Affiliates
SuttonPark Holdings, Inc.	$8,000,100	$3,000,000	$—	$470,167	$11,000,000
Non-Controlled Affiliates
Performance Holdings, Inc.	15,433,680	—	—	744,654	15,919,916

Total Controlled and Non-Controlled Affiliates	$23,433,780	$3,000,000	$—	$1,214,821	$26,919,916

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per share.

	Three Months Ended March 31,		Six Months Ended March 31,
Class and Year	2011	2010	2011	2010
Numerator for net increase (decrease) in net assets resulting from operations	$13,586,987	$ (3,031,143)	$39,109,210	$5,645,104
Denominator for basic and diluted weighted average shares	41,312,021	27,342,105	38,737,522	26,538,003
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.33	$(0.11)	$1.01	$0.21

8. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repo-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the credit facility or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are marked-to-market consistent with our valuation policy. As of March 31, 2011 and September 30, 2010, cash equivalents consisted of $1.5 million and $1.8 million in money market products, respectively.

9. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on March 31, 2011 and 2010 were $514.0 million and $349.2 million, respectively, and $11.30 and $11.07, respectively. Below are the financial highlights for the six months ended March 31, 2011 and 2010.

	Six Months Ended March 31,
	2011	2010
Per Share Data:
Net asset value, beginning of period	$10.69	$11.85
Net investment income(1)	0.63	0.54
Net change in realized and unrealized gain (loss)(1)	0.38	(0.33)

Net increase in net assets resulting from operations(1)	1.01	0.21
Dividends to stockholders(1),(2)	(0.56)	(0.55)
Accretive (Dilutive) effect of common stock issuance	0.31	(0.31)
(Dilutive) effect of offering costs	(0.15)	(0.13)

Net asset value, end of period	$11.30	$11.07

Per share market value, end of period	$11.92	$10.37
Total return*(3)	17.33%	34.54%
Shares outstanding at end of period	45,504,932	31,558,772
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	7.46%	7.11%
Ratio of credit facility related expenses to average net assets	1.03%	1.05%
Ratio of total expenses to average net assets	8.49%	8.16%
Ratio of net investment income to average net assets	11.25%	9.10%
Net assets at end of period	$514,019,838	$349,211,898
Average debt outstanding	$275,352,204	$231,791,209
Average debt per share	$7.11	$8.73
Portfolio turnover ratio	38.63%	9.23%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)

Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(3)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2011

(Unaudited)

10. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On June 25, 2007, PennantPark Investment entered into a senior secured revolving credit agreement, (the “credit facility” or “our credit facility”), with various lenders and SunTrust Bank, as administrative agent for the lenders. As of March 31, 2011 and September 30, 2010, there was $152.8 million (including a $1.1 million temporary draw) and $233.1 million (including a $5.2 million temporary draw) in outstanding borrowings under the credit facility, with a weighted average interest rate at the time of 1.31% and 1.34% exclusive of the fee on undrawn commitment of 0.20%, and $162.2 million and $66.9 million of unused borrowing capacity, respectively.

Our credit facility lenders agreed to extend credit to PennantPark Investment in an aggregate principal or face amount not exceeding $315.0 million at any one time outstanding. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and pricing is set at 100 basis points over LIBOR. The credit facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007 and on Form 10-Q, filed May 5, 2010. As of March 31, 2011, we were in compliance with our covenants relating to our credit facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of March 31, 2011, PennantPark Investment had committed to SBIC LP $50.0 million and fully funded it. As of September 30, 2010, we had committed to SBIC LP $50.0 million and funded it with equity capital of $14.5 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes.

Below is a summary of our borrowings outstanding with the SBA:

		As of March 31, 2011		As of September 30, 2010
Issuance Dates	Maturity	All-in Coupon Rate (1)	Principal Balance	All-in Coupon Rate (1)	Principal Balance
Fixed SBA Debentures
September 22, 2010	September 1, 2020	3.50%	$500,000	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000	—	—

		4.45%	$45,000,000	3.50%	$500,000

Interim SBA Debentures		1.18%	$14,500,000	0.84%	$14,000,000

Total SBA Debentures		3.65%	$59,500,000	0.93%	$14,500,000

SBA Commitment			100,000,000		33,500,000
Available Undrawn SBA Commitment			40,500,000		19,000,000

(1)	Coupon rate excludes 3.43% of upfront fees.

Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations. If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because SBIC LP is wholly owned by us. As of March 31, 2011, SBIC LP was in compliance with all terms relating to our SBA debentures.

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

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our credit facility and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings under our credit facility and SBA debentures in order to comply with certain covenants, including the ratio of total assets to total indebtedness.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

PennantPark Investment Corporation and subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and subsidiaries (the ‘‘Company’’), including the consolidated schedules of investments, as of March 31, 2011, and the consolidated statements of operations for the three and six months ended March 31, 2011 and 2010, changes in net assets, and cash flows for the six months ended March 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

May 4, 2011

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.

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

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

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

Our wholly owned subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010 and received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act on July 30, 2010. The SBIC LP’s investment objective is substantially similar to PennantPark Investment, generally co-investing in SBA eligible businesses that meet the investment criteria of PennantPark Investment.

Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under a separate investment management agreement. The SBIC LP investment management agreement does not affect the management and incentive fees that we pay to the Investment Adviser on a consolidated basis. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under separate administration agreement. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers, supervises our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income. We record contractual prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

        As of March 31, 2011, our portfolio totaled $758.7 million and consisted of $303.7 million of senior secured loans, $141.5 million of second lien secured debt, $249.9 million of subordinated debt and $63.6 million of preferred and common equity investments. Our portfolio consisted of 51% fixed rate investments, 37% variable rate investments with a LIBOR or prime floor and 12% variable rate investments. Overall, the portfolio had an unrealized appreciation of $31.5 million. Our overall portfolio consisted of 47 companies with an average investment size of $16.1 million, a weighted average yield on debt investments of 13.5%, and was invested 40% in senior secured loans, 19% in second lien secured debt, 33% in subordinated debt and 8% in preferred and common equity investments.

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

For the three months ended March 31, 2011, we invested $96.6 million in four new and two existing portfolio companies with a weighted average yield on debt investments of 13.6%. Sales and repayments of long-term investments for the three months ended March 31, 2011 totaled $51.6 million. For the six months ended March 31, 2011, we invested approximately $196.5 million in ten new and three existing portfolio companies with a weighted average yield of 14.3% on debt investments. Sales and repayments of long-term investments totaled $137.1 million for the same period.

For the three months ended March 31, 2010, we invested $68.5 million in three new and four existing portfolio companies with a weighted average yield on debt investments of 13.7%. Sales and repayments of long term investments for the three months ended March 31, 2010 totaled $6.7 million. For the six months ended March 31, 2010, we invested approximately $119.0 million in nine new and six existing portfolio companies with a weighted average yield of 13.3% on debt investments. Sales and repayments of long-term investments totaled $23.5 million for the same period.

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a level 2 asset includes, but is not limited to, observable market based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

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

In addition to using the above inputs in cash equivalents, investments and long-term credit facility valuations, PennantPark Investment employs the valuation policy approved by its board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, PennantPark Investment evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

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

Payment-in-Kind Interest, or PIK

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2011 and 2010.

Investment Income

Investment income for the three and six months ended March 31, 2011 was $22.7 million and $42.7 million, respectively, and was primarily attributable to $8.0 million and $15.1 million from senior secured loans, $2.8 million and $6.0 million from second lien secured debt investments, and $8.6 million and $16.3 million from subordinated debt investments, respectively. This compares to investment income for the three and six months ended March 31, 2010, which was $13.5 million and $27.1 million, respectively, and was primarily attributable to $3.2 million and $6.7 million from senior secured loans, $3.3 million and $6.5 million from second lien secured debt investments and $5.9 million and $11.3 million from subordinated debt investments, respectively. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio and rotation out of our lower yielding investments.

Expenses

        Expenses for the three and six months ended March 31, 2011, totaled $9.6 million and $18.4 million, respectively. Base management fee for the same respective periods totaled $3.6 million and $7.1 million, performance-based incentive fees totaled $3.3 million and $6.1 million, credit facility and SBA debentures expenses totaled $1.1 million and $2.2 million, general and administrative expenses totaled $1.5 million and $2.8 million, respectively, and excise tax for the six months ended March 31, 2011 totaled $0.2 million. This compares to expenses for the three and six months ended March 31, 2010, which totaled $6.5 million and $12.8 million, respectively. Base management fee for the same respective periods totaled $2.8 million and $5.3 million, performance-based incentive fees totaled $1.8 million and $3.6 million, credit facility expenses totaled $0.8 million and $1.6 million, general and administrative expenses totaled $1.1 million and $2.2 million, respectively, and excise tax for the six months ended March 31, 2010 totaled $0.1 million. The increase in expenses is due to the growth of both the portfolio and net investment income.

Net Investment Income

Net investment income totaled $13.2 million and $24.3 million, or $0.32 and $0.63 per share, for the three and six months ended March 31, 2011, respectively. For the same respective periods in the prior year, net investment income totaled $7.1 million and $14.3 million, or $0.26 and $0.54 per share.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the three and six months ended March 31, 2011 totaled $51.6 million and $137.1 million, and realized gains totaled $0.3 million and $2.6 million, respectively, due to sales of lower yielding investments and refinancing of our debt investments. Sales and repayments of long-term investments for the three and six months ended March 31, 2010 totaled $6.7 million and $23.5 million, and realized losses totaled $0.1 million and $16.7 million, respectively, due to sales and repayments of our debt investments.

Net Change in Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2011, our investments had a net change in unrealized appreciation of $4.8 million and $23.5 million, respectively. For the three and six months ended March 31, 2010, our investments had a net change in unrealized appreciation of $9.9 million and $33.8 million, respectively. The decrease in the net change in unrealized appreciation compared to the prior year is the result of changes in the leveraged credit markets over the comparable periods. On March 31, 2011 and September 30, 2010, net unrealized appreciation on investments totaled $31.5 million and $8.0 million, respectively.

For the three and six months ended March 31, 2011, our long-term credit facility had a net change in unrealized appreciation of $4.7 million and $11.3 million, respectively. For the three and six months ended March 31, 2010, our long-term credit facility had a net change in unrealized appreciation of $19.9 million and $25.7 million, respectively. The net change in unrealized appreciation over the prior year is the result of the credit facility approaching maturity and the reduced borrowings outstanding. On March 31, 2011 and September 30, 2010, net unrealized depreciation on our long-term credit facility totaled $2.7 million and $14.0 million, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $13.6 million and $39.1 million, respectively, or $0.33 per share and $1.01 per share, respectively, for the three and six months ended March 31, 2011. This compares to a net (decrease) increase in net assets resulting from operations which totaled $(3.0) million and $5.6 million, respectively, or $(0.11) per share or $0.21 per share, for the three and six months ended March 31, 2010. This increase in net assets from operations is due to the continued growth in net investment income which is a result of growing our portfolio offset by the appreciation in the value of our long-term credit facility as it approaches maturity.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived from our credit facility, SBA debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur. We used, and expect to continue to use, these capital resources as well as proceeds from rotation within our portfolio and from public and private offerings of securities to finance our investment objectives.

As of March 31, 2011 and September 30, 2010, we had $162.2 million and $66.9 million, respectively, of unused borrowing capacity under our credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

On June 25, 2007, PennantPark Investment entered into its credit facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial as successor in interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of March 31, 2011 and September 30, 2010, there were $152.8 million (including a $1.1 million temporary draw) and $233.1 million (including a $5.2 million temporary draw) in outstanding borrowings under the credit facility, with a weighted average interest rate at the time of 1.31% and 1.34%, exclusive of the fee on undrawn commitment of 0.20%, respectively.

Under the credit facility, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $315.0 million outstanding at any one time. The credit facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets, except for those assets of SBIC LP. Pricing of borrowings under our credit facility is set at 100 basis points over LIBOR.

The credit facility contains affirmative and restrictive covenants, including but not limited to maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the credit facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0 (excluding any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our credit facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in PennantPark Investment’s portfolio. As of March 31, 2011, PennantPark Investment was in compliance with the terms of its credit facility.

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

On February 11, 2011, we sold 9.2 million shares of our common stock at a price of $12.40 per share resulting in net proceeds of $108.3 million. This compares to selling 5.75 million shares at a price of $10.00 per share resulting in net proceeds of $54.3 million for the same period in the prior year.

As of March 31, 2011, we had committed to SBIC LP $50.0 million, funded it with equity capital of $50.0 million, had SBA debentures outstanding of $59.5 million with a weighted average interest rate of 3.65%, exclusive of 3.43% of upfront fees, and had $40.5 million remaining unused borrowing capacity subject to customary regulatory requirements. As of September 30, 2010, we had committed to SBIC LP $50.0 million, funded it with equity capital of $14.5 million, had SBA debentures outstanding of $14.5 million with a weighted average interest rate at the time of 0.93%, exclusive of 3.43% of upfront fees, and had $19 million remaining unused borrowing capacity. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital.

As of March 31, 2011, SBIC LP had a debenture commitment from the SBA in the amount of $100.0 million with $59.5 million outstanding. Of the $59.5 million of SBA debentures outstanding, $45.0 million is fixed for 10-years with a rate of 4.45%, inclusive of the SBA annual fee, and $14.5 million is temporary financing currently bearing a weighted average rate of 1.18% that will reset to a market-driven rate in September 2011 and will remain fixed thereafter for 10 years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries, requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations. As of March 31, 2011, SBIC LP was in compliance with its regulatory requirements.

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

If we are granted exemptive relief, our ratio of total assets on a consolidated basis outstanding to indebtedness may be greater than 200% which, while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

As of March 31, 2011, we had approximately $57.6 million of assets bearing a coupon of 9% or lower. We will seek to rotate out of these assets into new, higher yielding investments over time.

Our operating activities used cash of $54.5 million for the six months ended March 31, 2011, and our financing activities provided cash of $54.2 million for the same period, primarily from net repayments under our credit facility, SBA debentures issued, and our common stock offering.

Our operating activities used cash of $78.8 million for the six months ended March 31, 2010, and our financing activities provided cash of $46.5 million for the same period, primarily from our common stock offering.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2011 including, but not limited to, borrowings under our multi-currency $315.0 million, five-year, revolving credit facility maturing in June 2012 are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving credit facility(1)	$152.8	$—	$152.8	$—	$—
SBA debentures(2)	59.5	—	—	—	59.5

Subtotal debt outstanding(3)	212.3	—	152.8	—	59.5
Unfunded investments(4)	18.6	—	18.6	—	—

Total contractual obligations	$230.9	$—	$171.4	$—	$59.5

(1)

As of March 31, 2011, we had $162.2 million of unused borrowing capacity under our credit facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

(2)	As of March 31, 2011, SBIC LP had $40.5 million of unused borrowing capacity under SBIC LP’s commitment from the SBA.
(3)

The weighted average interest rate on the total debt outstanding as of March 31, 2011 is 1.97% exclusive of the fee on the undrawn commitment of 0.20% on the credit facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.

(4)

Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2011, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with SBIC LP. The SBIC LP investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the consolidated financial statements.

Under our Administration Agreement, which was renewed in February 2011, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under an administration agreement with SBIC LP, which is intended to have no effect on the consolidated administration fee. We, through the Administrator, provide administrative and managerial assistance to our controlled affiliate, SuttonPark Holdings, Inc. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See Note 3 to the consolidated financial statements.

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

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12 month period ending on October 31) to avoid a 4% excise tax. For the six months ended March 31, 2011 and 2010, we have elected to retain a portion of our calendar year income and record an excise tax of $0.2 million and $0.1 million, respectively.

During the three and six months ended March 31, 2011, we declared distributions of $0.27 and $0.53 per share, respectively, for total distributions of $12.3 million and $21.7 million, respectively. For the same periods in the prior year, we declared distributions of $0.26 and $0.51 per share, respectively, for total distributions of $8.2 million and $14.7 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

Assuming that the balance sheet as of March 31, 2011 was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect the net change in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

Neither we nor our Investment Adviser nor our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 1, 2011, PennantPark Investment Corporation (the “Company”) held its annual meeting of stockholders (the “Annual Meeting”). On February 3, 2011 the Company reported that at the Annual Meeting, the Company’s stockholders approved two of three proposals. The proposals are described in detail in the Company’s definitive proxy statement for the Annual Meeting as filed with the Securities and Exchange Commission on December 7, 2010. Votes were cast as follows:

Proposal 1. The two directors were re-elected pursuant to the voting results set forth below:

Name	For	Withheld	Broker Non-Vote
Marshall Brozost	18,152,090	888,035	12,816,497
Samuel L. Katz	18,705,888	334,237	12,816,497

Proposal 2. The Company’s stockholders ratified the selection of KPMG LLP to serve as the Company’s independent registered public accounting firm for the year ending September 30, 2011, as set forth below:

For	Against	Abstain
31,725,951	89,119	41,552

Proposal 3. The Company’s stockholders did not approve a proposal to authorize flexibility for the Company, with the approval of its Board of Directors, to sell shares of its common stock (during the 12 months subsequent to the date of the Annual Meeting) at a price below its then current net asset value per share subject to certain limitations as described the proxy statement. The proposal failed pursuant to the voting results set forth below:

	With Affiliates		Without Affiliates
	Total Voted	% of Outstanding Shares	Total Voted	% of Outstanding Shares
For	15,244,768	42.08%	14,460,027	40.89%
Against	3,645,047	10.06%	3,645,047	10.31%
Abstain	150,310	0.41%	90,210	0.26%
Not voted	12,816,497	35.38%	12,816,497	36.23%

Item 5.	Other Information

None.

Item 6. Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Form N-2 (File No. 333-172525), filed on April 15, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 4, 2011	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: May 4, 2011	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)