Form 10-Q
period 2011-06-30
PENNANTPARK INVESTMENT CORP
filed 2011-08-03
CIK 1383414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 814-00736
  _________________________________________
PENNANTPARK INVESTMENT
CORPORATION
(Exact name of registrant as specified in its charter)
  _________________________________________

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15thFloor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)
(212)-905-1000
(Registrant’s Telephone Number, Including Area Code)
 _________________________________________
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
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 3, 2011 was 45,689,781.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I—CONSOLIDATED FINANCIAL INFORMATION
We are filing this form 10-Q (the “Report”) in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission (“SEC”). In this Report, “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. References to “PennantPark Investment” refer to only PennantPark Investment Corporation. References to “subsidiaries” or “our SBIC” refer to PennantPark SBIC LP (“SBIC LP”) and its general partner PennantPark SBIC GP, LLC (“SBIC GP”), which are wholly owned and consolidated. References to our portfolio, our investments, and our business include investments and activities of our subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2011
	(unaudited)	September 30, 2010
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$734,760,589 and $631,280,755, respectively)	$753,258,773	$641,290,626
Non-controlled, affiliated investments, at fair value (cost—$18,116,807 and $17,427,648, respectively)	14,685,185	15,433,680
Controlled, affiliated investments, at fair value (cost—$11,000,100 and 8,000,100, respectively)	11,000,000	8,000,100
Total of Investments, at fair value (cost—$763,877,496 and $656,708,503, respectively)	778,943,958	664,724,406
Cash equivalents (See Note 8)	28,808,966	1,814,451
Interest receivable	6,258,266	12,814,096
Receivable for investments sold	—	30,254,774
Prepaid expenses and other assets	3,581,765	1,886,119
Total assets	817,592,955	711,493,846
Liabilities
Distributions payable	12,306,893	9,401,281
Payable for investments purchased	42,680,270	52,785,000
Unfunded investments	18,633,872	22,203,434
Credit facility payable (cost: $157,700,000 and $233,100,000, respectively) (See Notes 5 and 10)	155,649,500	219,141,125
SBA debentures payable (See Note 10)	75,000,000	14,500,000
Interest payable on credit facility and SBA debentures	794,953	215,135
Management fee payable (See Note 3)	3,805,619	3,286,816
Performance-based incentive fee payable (See Note 3)	3,295,098	2,239,011
Accrued other expenses	487,659	1,146,821
Total liabilities	312,653,864	324,918,623
Net Assets
Common stock, 45,581,083 and 36,158,772 shares are issued and outstanding, respectively. Par value is $0.001 per share and 100,000,000 shares are authorized.	45,581	36,159
Paid-in capital in excess of par value	539,419,632	428,675,184
Undistributed net investment income	5,532,780	1,800,646
Accumulated net realized loss on investments	(57,175,864)	(65,911,544)
Net unrealized appreciation on investments	15,066,462	8,015,903
Net unrealized depreciation on credit facility	2,050,500	13,958,875
Total net assets	$504,939,091	$386,575,223
Total liabilities and net assets	$817,592,955	$711,493,846
Net asset value per share	$11.08	$10.69

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Investment income:
From non-controlled, non-affiliated investments:
Interest	$21,046,388	$15,404,934	$60,441,750	$41,140,098
Other	1,157,228	594,978	3,237,675	1,327,063
From non-controlled, affiliated investments:
Interest	389,709	335,159	1,134,363	991,388
From controlled, affiliated investments:
Interest	315,000	—	785,167	—
Total investment income	22,908,325	16,335,071	65,598,955	43,458,549
Expenses:
Base management fee (See Note 3)	3,803,994	3,035,172	10,891,930	8,331,957
Performance-based incentive fee (See Note 3)	3,256,341	2,205,310	9,387,769	5,779,297
Interest and expenses on the credit facility and SBA debentures (See Note 10)	1,329,441	962,597	3,551,391	2,619,555
Administrative services expenses (See Note 3)	583,215	709,737	1,812,932	1,806,860
Other general and administrative expenses	680,322	601,011	2,211,349	1,705,400
Expenses before taxes	9,653,313	7,513,827	27,855,371	20,243,069
Excise tax (See Note 2)	35,000	—	193,824	97,890
Total expenses	9,688,313	7,513,827	28,049,195	20,340,959
Net investment income	13,220,012	8,821,244	37,549,760	23,117,590
Realized and unrealized gain (loss) on investments and credit facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	6,155,867	100,295	8,735,680	(16,644,556)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(14,977,901)	(1,732,131)	8,486,459	32,257,205
Non-controlled, affiliated investments	(1,474,634)	279,017	(1,435,799)	74,918
Controlled, affiliated investments	—	—	(100)	—
Credit facility unrealized appreciation (See Note 5)	(604,929)	(3,208,992)	(11,908,375)	(28,900,620)
Net change in unrealized (depreciation) appreciation	(17,057,464)	(4,662,106)	(4,857,815)	3,431,503
Net realized and unrealized gain (loss) from investments and credit facility	(10,901,597)	(4,561,811)	3,877,865	(13,213,053)
Net increase in net assets resulting from operations	$2,318,415	$4,259,433	$41,427,625	$9,904,537
Net increase in net assets resulting from operations per common share (See Note 7)	$0.05	$0.13	$1.01	$0.35
Net investment income per common share	$0.29	$0.28	$0.92	$0.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Increase in net assets from operations:
Net investment income	$37,549,760	$23,117,590
Net realized gain (loss) on investments	8,735,680	(16,644,556)
Net change in unrealized appreciation on investments	7,050,560	32,332,123
Net change in unrealized appreciation on credit facility	(11,908,375)	(28,900,620)
Net increase in net assets resulting from operations	41,427,625	9,904,537
Distributions to Stockholders:
Distributions from net investment income	(34,011,451)	(22,862,755)
Capital Transactions:
Public offering	114,080,000	61,020,000
Offering costs	(5,743,800)	(3,376,000)
Reinvestment of dividends	2,611,494	—
Total increase in net assets	118,363,868	44,685,782
Net Assets:
Beginning of period	386,575,223	300,580,268
End of period	$504,939,091	$345,266,050
Undistributed net investment income, end of period	5,532,780	2,242,960
Capital Share Activity:
Public offering	9,200,000	6,190,000
Reinvestment of dividends	222,312	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$41,427,625	$9,904,537
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	(7,050,560)	(32,332,123)
Net change in unrealized appreciation on credit facility	11,908,375	28,900,620
Net realized (gain) loss on investments	(8,735,680)	16,644,556
Net accretion of discount and amortization of premium	(5,325,234)	(3,155,823)
Purchase of investments	(342,020,866)	(212,794,556)
Payment-in-kind interest	(7,500,291)	(4,495,644)
Proceeds from dispositions of investments	256,413,079	82,716,065
Decrease (Increase) in interest receivable	6,555,830	(2,094,127)
Decrease (Increase) in receivable for investments sold	30,254,774	(546,905)
Decrease (Increase) in prepaid expenses and other assets	436,479	(542,757)
(Decrease) in payable for investments purchased	(10,104,730)	(814,525)
(Decrease) Increase in unfunded investments	(3,569,562)	15,989,003
Increase in interest payable on credit facility and SBA debentures	579,818	76,639
Increase in management fee payable	518,803	815,062
Increase in performance-based incentive fee payable	1,056,087	697,147
(Decrease) in accrued expenses	(659,162)	(541,354)
Net cash used for operating activities	(35,815,215)	(101,574,185)
Cash flows from financing activities:
Public offering	114,080,000	61,020,000
Offering costs	(5,743,800)	(3,376,000)
Distributions paid to stockholders, net of dividends reinvested	(28,494,345)	(19,713,979)
Borrowings under SBA debentures (See Note 10)	60,500,000	—
Capitalized borrowing costs	(2,132,125)	—
Borrowings under credit facility (See Note 10)	347,800,000	189,300,000
Repayments under credit facility (See Note 10)	(423,200,000)	(157,600,000)
Net cash provided by financing activities	62,809,730	69,630,021

Net increase (decrease) in cash equivalents	26,994,515	(31,944,164)
Cash equivalents, beginning of period	1,814,451	33,247,666
Cash equivalents, end of period	$28,808,966	$1,303,502
Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$2,476,198	$2,304,517
Income taxes paid	$123,824	$97,890
Dividends reinvested	$2,611,494	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2011
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 149.2%(1),(2)
First Lien Secured Debt – 57.6%
Affinity Group Holdings, Inc.(5)	12/01/2016	Consumer Products	11.50%		—		$12,000,000	$11,765,928	$12,600,000
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	21,000,000	20,398,587	21,000,000
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,322,463	8,156,250
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,583	1,052,500
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,671,853	11,325,615	11,851,798
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,362,500
Covad Communications Group, Inc.(5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	6,650,000	6,529,167	6,691,563
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.56%		L+225		8,685,000	8,685,000	4,769,515
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,687,500	24,268,164	25,921,875
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.50%		L+225		9,689,865	9,689,865	7,396,594
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	17,957,971	18,857,738
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,538,529	25,792,105
Penton Media, Inc.	08/01/2014	Other Media	5.00%	(6)	L+400	(8)	37,793,140	31,844,065	30,021,925
Pre-Paid Legal Services, Inc,. Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%	(6)	L+600	(8)	2,000,000	1,970,000	1,970,000
Pre-Paid Legal Services, Inc,. Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%	(6)	L+950	(8)	35,000,000	33,950,000	33,950,000
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		267,205	267,205	267,205
Survey Sampling International, L.L.C.	12/31/2012	Business Services	10.90%	(6)	L+790	(8)	8,365,396	6,951,937	8,365,396
Three Rivers Pharmaceutical, L.L.C.	10/22/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	30,000,000	28,563,955	31,800,000
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	17,645,833	17,374,091	17,645,833
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,388,745	4,882,500
Total First Lien Secured Debt								$286,446,536	$291,021,963

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)
JUNE 30, 2011
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)
Second Lien Secured Debt – 23.7%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.31%		L+600		$13,600,000	$13,276,669	$12,240,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.31%		L+700		12,000,000	11,806,946	10,800,000
DirectBuy Holdings, Inc.(5)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,883,227	13,260,000
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	5,870,416	5,870,416	5,870,416
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00%	(6)	L+700	(8)	2,711,726	2,711,727	2,738,841
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,979,559	2,979,559	2,753,113
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50%	(6)	L+750	(8)	1,933,775	1,933,775	1,736,530
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000	16,671,937	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,550,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.00%	(6)	L+575		13,500,000	11,771,408	13,297,500
Specialized Technology Resources, Inc.	12/15/2014	Chemicals, Plastics and Rubber	7.19%	(6)	L+700		22,500,000	22,491,671	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.25%	(6)	L+600		7,811,488	7,399,220	7,293,977
Total Second Lien Secured Debt								138,796,555	119,870,377
Subordinated Debt/Corporate Notes – 54.8%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		26,345,000	26,391,650	26,345,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,424,350	18,365,663
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25%	(6)	—		8,109,468	7,991,436	8,190,563
Escort Inc.	06/01/2016	Electronics	14.75%	(6)	—		24,388,743	23,771,939	24,388,743
Last Mile Funding, Corp. (3PD, Inc.)	06/30/2016	Cargo Transport	14.50%	(6)	—		44,174,167	43,090,630	44,174,167
Learning Care Group (US) Inc.	06/30/2016	Education	15.00%	(6)	—		4,566,982	3,871,161	4,190,206
MailSouth, Inc.	05/15/2018	Printing and Publishing	14.50%		—		15,000,000	14,575,142	15,000,000
MedQuist, Inc.	10/15/2016	Business Services	13.00%	(6)	—		19,000,000	18,480,575	19,522,500
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02%	(6)	—		16,785,000	16,389,126	16,785,000
Prince Mineral Holding Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50%	(6)	—		26,039,000	25,520,831	25,518,220
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,138,488	10,500,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00%	(6)	—		11,944,637	11,603,723	11,896,858
UP Support Services, Inc.	02/08/2015	Oil and Gas	17.00%	(6)	—		25,084,554	24,808,385	24,708,286
Veritext Corp.	12/31/2015	Business Services	14.00%	(6)	—		15,000,000	14,673,029	15,000,000
Veritext Corp.(9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000
Total Subordinated Debt/Corporate Notes								270,430,465	276,585,206

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)
JUNE 30, 2011
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Points Above Index(4)	Par/Shares	Cost	Fair Value(3)
Preferred Equity Partnership Interests – 2.9%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	$211	$500,000	$508,345
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	7,505	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	909	909,248	1,289,388
i2 Holdings Ltd.(10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	5,846,730
PAS Tech Holdings, Inc. Series A-1	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	2,080,208
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,559,670
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	818,326
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,849,365
Total Preferred Equity/Partnership Interests						14,405,427	14,637,852
Common Equity/ Warrants/Partnership Interests – 10.1%(7)
AH Holdings, Inc. (Warrants) (American Surgical Holdings, Inc.)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,856	18,556	652,519
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	2,277,210	8,528,499
DirectBuy Investors L.P. (DirectBuy Holdings, Inc.)	—	Consumer Products	—	—	30,000	1,350,000	978,000
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,075	3,760,262
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906	7,559,372
i2 Holdings Ltd. (10)	—	Aerospace and Defense	—	—	457,322	454,030	946,295
Kadmon Holdings, L.L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	10,799	1,236,832	1,611,458
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	10,799	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants )	04/27/2020	Education	—	—	1,267	779,920	320,888
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999	7,138,100
PAS Tech Holdings, Inc.	—	Aerospace and Defense	—	—	20,000	20,000	345,131
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,863,336
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	228,770
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	527,761
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	4,156,823
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,594,542
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,166	9,166	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	6,902,812
Total Common Equity/Warrants/Partnership Interests						24,681,606	51,143,375
Investments in Non-Controlled, Non-Affiliated Portfolio Companies						734,760,589	753,258,773
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)
JUNE 30, 2011
(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies – 2.9%(1),(2)
Second Lien Secured Debt – 1.5%
Performance, Inc. (Performance Holdings, Inc.)	01/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.25%		L+625	(8)	$8,000,000	$8,000,000	$7,412,000
Subordinated Debt/Corporate Notes – 1.2%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00%	(6)	—		6,531,076	6,366,807	6,253,512
Common Equity/Partnership Interest – 0.2%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	1,019,673
Investments in Non-Controlled, Affiliated Portfolio Companies								18,116,807	14,685,185
Investments in Controlled, Affiliated Portfolio Companies – 2.2%(1),(2)
First Lien Secured Debt – 1.6%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	(6)	—		7,200,000	7,200,000	7,985,961
Subordinated Debt/Corporate Notes – 0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	(6)	—		1,800,000	1,800,000	1,711,887
Preferred Equity – 0.3%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,302,152
Common Equity – 0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—
Investments in Controlled, Affiliated Portfolio Companies								11,000,100	11,000,000
Total Investments – 154.3%								$763,877,496	$778,943,958
Cash Equivalents – 5.7%							28,808,966	28,808,966	28,808,966
Total Investments and Cash Equivalents – 160.0%								792,686,462	807,752,924
Liabilities in Excess of Other Assets – (60.0%)									(302,813,833)
Net Assets – 100.0%									$504,939,091
  ___________________

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

(3)	Valued based on our valuation policy (See Note 2).

(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offer Rate (LIBOR or “L”) or Prime Rate (Prime or “P”).

(5)
Security is exempt from or not subject to registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par/Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies – 165.9%(1),(2)
First Lien Secured Debt – 59.3%
Airvana Networks Solution, Inc.	08/27/2014	Communications	11.00%		L+900	(8)	$13,583,333	$13,316,337	$13,447,500
Birch Communications, Inc.	06/21/2015	Telecommunications	15.00%		L+1,300	(8)	16,363,636	15,786,257	16,363,636
Birch Communications, Inc.	01/31/2011	Telecommunications	—		—		3,636,364	3,636,364	3,636,364
CEVA Group PLC(5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,305,603	7,912,500
CEVA Group PLC(5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	987,774	1,045,000
Chester Downs and Marina, LLC	07/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,250,000	8,765,468	9,296,250
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,048,000
EnviroSolutions, Inc.(9)	07/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/01/2014	Grocery	12.00%		L+950	(8)	11,905,025	11,650,744	11,845,500
Hanley-Wood, L.L.C.	03/08/2014	Other Media	2.62%		L+225		8,752,500	8,752,500	3,894,863
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,875,000	24,402,321	24,875,000
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.71%		L+225		9,744,595	9,744,595	7,874,850
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+675	(8)	19,000,000	17,866,826	18,240,000
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,631	25,481,512	26,052,631
Mattress Holding, Corp.	01/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.54%		—		3,844,931	3,844,931	3,345,090
Penton Media, Inc.	08/01/2014	Other Media	5.00%	(6)	L+400	(8)	9,829,738	8,432,037	6,995,500
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	66,801	66,801	64,263
Questex Media Group LLC(9)	12/16/2012	Other Media	—		—		200,404	200,404	192,789
Sugarhouse HSP Gaming Prop.	09/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,756,343	29,702,813
Three Rivers Pharmaceutical, L.L.C.	10/22/2011	Healthcare, Education and Childcare	15.25%		L+1,300 P+1,200	(8)	25,000,000	21,861,968	21,861,968
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,381,967	4,882,500
Total First Lien Secured Debt								231,907,418	229,243,683

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)		Par / Shares	Cost	Fair Value(3)
Second Lien Secured Debt – 38.6%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.43%		L+600		$13,600,000	$13,216,845	$11,696,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.39%		L+700		12,000,000	11,776,589	10,410,000
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	5,950,400
Generics International (U.S.), Inc.	04/30/2015	Healthcare, Education and Childcare	7.79%		L+750		12,000,000	11,958,469	11,940,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00%	(6)	L+700	(8)	2,570,357	2,570,357	2,594,775
Mohegan Tribal Gaming Authority	11/01/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,825,762	4,475,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,219,319	3,219,319	2,675,254
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50%	(6)	L+850	(8)	1,773,703	1,773,703	1,349,788
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,600,000
Saint Acquisition Corp.(5)	05/15/2015	Transportation	8.13%		L+775		10,000,000	9,950,907	9,325,000
Saint Acquisition Corp.(5)	05/15/2017	Transportation	12.50%		—		19,000,000	17,039,991	19,118,750
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.05%	(6)	L+575		21,500,000	19,211,412	19,887,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.26%	(6)	L+700		22,500,000	22,490,129	22,500,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.29%	(6)	L+600		17,811,488	17,341,134	16,564,684
Total Second Lien Secured Debt								151,611,934	149,087,151
Subordinated Debt/Corporate Notes – 56.1%
Affinion Group Holdings, Inc.(5)	11/15/2015	Consumer Products	11.63%		—		10,000,000	9,855,000	9,855,000
Aquilex Holdings, LLC(5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,380,337	18,696,150
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25%	(6)	—		8,109,468	7,973,429	8,170,289
CT Technologies Intermediate Holdings, Inc.	03/22/2014	Business Services	14.00%	(6)	—		20,720,892	20,359,932	21,425,401
Da-Lite Screen Company, Inc.(5)	04/01/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—		25,000,000	24,379,843	25,625,000
i2 Holdings Ltd.(10)	06/06/2014	Aerospace and Defense	14.75%	(6)	—		23,283,292	22,970,124	23,283,292
Learning Care Group (U.S.) Inc.	06/30/2016	Education	15.00%	(6)	—		3,947,368	3,194,611	3,592,105
MedQuist, Inc.	10/15/2016	Business Services	13.00%	(6)	—		19,000,000	18,430,000	18,430,000
Realogy Corp.	04/15/2015	Buildings and Real Estate	12.38%		—		10,000,000	9,055,731	7,900,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00%	(6)	—		11,721,019	11,361,858	11,838,229
Trizetto Group, Inc.	10/01/2016	Insurance	13.50%	(6)	—		20,501,960	20,331,704	21,117,018
UP Acquisition Sub., Inc.	02/08/2015	Oil and Gas	15.50%	(6)	—		21,098,000	20,642,507	20,148,590
Veritext Corp.	12/31/2015	Business Services	14.00%	(6)	—		15,000,000	14,636,487	15,000,000
Veritext Corp.(9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000
Total Subordinated Debt/Corporate Notes								213,271,563	217,081,074

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon	Basis Points Above Index(4)	Par / Shares	Cost		Fair Value(3)
Preferred Equity/Partnership Interests – 2.0%(7)
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	319	$318,896	319	$—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	797	797,288	797	1,070,352
CT Technologies Holdings, L.L.C. (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%	—	144,375	144,376	144,375	148,909
i2 Holdings Ltd.(10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	4,137,240	3,869,263
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	686	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,312	1,495,885
UP Holdings, Inc., Class A-1 (UP Acquisitions Sub, Inc.)	—	Oil and Gas	8.00%	—	91,608	2,499,066	91,608	495,851
Total Preferred Equity/Partnership Interests						9,894,692		7,766,080
Common Equity/Warrants/Partnership Interests – 9.9%(7)
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000		3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,627	16,271		387,012
CT Technologies Holdings, L.L.C. (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	3,200,000		7,987,755
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,076		1,998,008
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906		4,016,429
i2 Holdings Ltd.(10)	—	Aerospace and Defense	—	—	457,322	454,030		—
Kadmon Holdings, L.L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	1,780,693		1,780,693
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	857,339		857,339
Learning Care Group (U.S.), Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920		633,308
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999		4,350,440
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167		1,081,683
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—		132,803
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400		973,875
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—	—	137,923	2,111,588		4,589,906
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843		1,688,629
UP Holdings, Inc. (UP Acquisitions Sub, Inc.)	—	Oil and Gas	—	—	91,608	916		—
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000		4,634,758
Total Common Equity/Warrants/Partnership Interests						24,595,148		38,112,638
Investments in Non-Controlled, Non-Affiliated Portfolio Companies						631,280,755		641,290,626

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
SEPTEMBER 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Points Above Index(4)	Par / Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies – 4.0%(1),(2)
Second Lien Secured Debt – 2.0%
Performance, Inc. (Performance Holdings, Inc.)	01/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.50%		L+650	$8,000,000	$8,000,000	$7,584,000
Subordinated Debt/Corporate Notes – 1.5%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00%	(6)	—	5,848,176	5,677,648	5,745,832
Common Equity/Partnership Interest – 0.5%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	2,103,848
Investments in Non-Controlled, Affiliated Portfolio Companies							17,427,648	15,433,680
Investments in Controlled, Affiliated Portfolio Companies – 2.1%(1),(2)
First Lien Secured Debt – 1.4%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	(6)	—	4,800,000	4,800,000	5,352,000
Subordinated Debt/Corporate Notes – 0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	(6)	—	1,200,000	1,200,000	1,142,398
Preferred Equity – 0.4%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	1,505,602
Common Equity – 0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	100
Investments in Controlled, Affiliated Portfolio Companies							8,000,100	8,000,100
Total Investments – 172.0%							656,708,503	664,724,406
Cash and Cash Equivalents – 0.5%						1,814,451	1,814,451	1,814,451
Total Investments and Cash and Cash Equivalents – 172.5%							$658,522,954	$666,538,857
Liabilities in Excess of Other Assets – (72.5%)								(279,963,634)
Net Assets – 100.0%								$386,575,223
 ___________________

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

(3)	Valued based on our valuation policy (See Note 2).

(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime Rate.

(5)
Security is exempt from or not subject to registration under Rule 144A promulgated under the Securities Act of 1933. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.

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
JUNE 30, 2011
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

2. SIGNIFICANT ACCOUNTING POLICIES
The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of our consolidated assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification (“ASC”) serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.
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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

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
Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

(c)	Income Taxes
Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”), and expects to be subject to tax as a regulated investment company (“RIC”). As a result, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are subject to tax as a RIC, we elected to retain a portion of our calendar year income and incurred an excise tax of $0.2 million and $0.1 million for the nine months ended June 30, 2011 and 2010, respectively. PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.
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
As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our investment company subsidiaries in our Consolidated Financial Statements.

3. AGREEMENTS
PennantPark Investment’s Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors of PennantPark Investment, in February 2011. Under the Investment Management Agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. SBIC LP’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee (collectively, “Management Fees”).
The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws, if any, on the Credit Facility, as defined in Note 10). The base management fee is 2.00% and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and nine months ended June 30, 2011, the Investment Adviser earned a base management fee of $3.8 million and $10.9 million, respectively, from us. For the three and nine months ended June 30, 2010, the Investment Adviser earned a base management fee of $3.0 million and $8.3 million, respectively, from us.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
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
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of PennantPark Investment's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended June 30, 2011, the Investment Adviser earned an incentive fee of $3.3 million and $9.4 million, respectively from us on net investment income. For the three and nine months ended June 30, 2010, the Investment Adviser earned an incentive fee of $2.2 million and $5.8 million, respectively from us on net investment income. As of June 30, 2011, our unrealized capital gains did not exceed our cumulative realized and unrealized capital losses.
PennantPark Investment's Administration Agreement with the Administrator was re-approved by our board of directors, including a majority of our independent directors, in February 2011. Under the Administration Agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. The Administrator provides similar services to SBIC LP under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment's allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment's behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2011, the Investment Adviser was reimbursed $0.3 million and $2.2 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2010, the Investment Adviser was reimbursed $0.3 million and $1.8 million, respectively, from us, including expenses it incurred on behalf of the Administrator.

PennantPark Investment entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, (the “SPH Administration Agreement,”), PennantPark Investment, through the Administrator, furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH's required administrative services, which include, among other duties, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH's allocable portion of the Administrator's overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and his respective staff. For the nine months ended June 30, 2011, PennantPark Investment was reimbursed $0.4 million for such services.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

4. INVESTMENTS
Purchases of long-term investments including PIK for the three and nine months ended June 30, 2011 totaled $147.8 million and $349.5 million, respectively. For the same period in the prior year, purchases of long-term investments including PIK totaled $94.9 million and $217.3 million, respectively. Sales and repayments of long-term investments for the three and nine months ended June 30, 2011 totaled $119.3 million and $256.4 million, respectively. For the same period in the prior year, sales and repayments of long-term investments totaled $59.2 million and $82.7 million, respectively.
Investments and cash equivalents consisted of the following:

	June 30, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
First lien	$293,646,536	$299,007,924	$236,707,418	$234,595,683
Second lien	146,796,555	127,282,377	159,611,934	156,671,151
Subordinated debt / corporate notes	278,597,272	284,550,605	220,149,211	223,969,304
Preferred equity	16,405,427	15,940,004	11,894,692	9,271,682
Common equity	28,431,706	52,163,048	28,345,248	40,216,586
Total Investments	763,877,496	778,943,958	656,708,503	664,724,406
Cash equivalents	28,808,966	28,808,966	1,814,451	1,814,451
Total Investments and cash equivalents	$792,686,462	$807,752,924	$658,522,954	$666,538,857
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2011 and September 30, 2010.

Industry Classification	June 30, 2011	September 30, 2010
Business Services	12%	15%
Healthcare, Education & Childcare	9	8
Consumer Products	7	1
Oil & Gas	6	4
Cargo Transport	6	1
Aerospace and Defense	5	6
Chemicals, Plastic and Rubber	5	6
Other Media	5	2
Personal, Food and Miscellaneous Services	5	—
Printing and Publishing	5	4
Education	4	5
Buildings and Real Estate	3	3
Electronics	3	—
Energy / Utilities	3	3
Environmental Services	3	3
Mining, Steel, Iron, and Non-Precious Metals	3	—
Personal Transportation	3	—
Diversified/Conglomerate Services	2	3
Hotels, Motels, Inns and Gaming	2	7
Leisure, Amusement, Motion Picture, Entertainment	2	2
Communications	1	4
Home and Office Furnishings, Housewares, and Durable Consumer Products	1	6
Telecommunications	1	4
Insurance	—	4
Transportation	—	3
Grocery	—	2
Other	4	4
Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.
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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.
Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit value for an investment. Ongoing reviews by the Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2011, our ability to observe valuation inputs has resulted in a reclassification of assets from Level 3 to Level 2. There were no investments transferred between Levels 1 and 2 for the nine months ended June 30, 2011.
In addition to using the above inputs in cash equivalents, investments and Credit Facility valuations, PennantPark Investment employs the valuation policy approved by its board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, PennantPark Investment evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

At June 30, 2011 and September 30, 2010, our cash equivalents, investments and our long-term Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.
June 30, 2011

Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$710,840,906	$—	$29,728,163	$681,112,743
Equity investments	68,103,052	7,138,100	—	60,964,952
Total Investments	778,943,958	7,138,100	29,728,163	742,077,695
Cash Equivalents	28,808,966	28,808,966	—	—
Total Investments and cash equivalents	807,752,924	35,947,066	29,728,163	742,077,695
Long-Term Credit Facility	$(134,649,500)	$—	$—	$(134,649,500)

September 30, 2010
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$615,236,138	$—	$—	$615,236,138
Equity investments	49,488,268	4,350,440	—	45,137,828
Total Investments	664,724,406	4,350,440	—	660,373,966
Cash Equivalents	1,814,451	1,814,451	—	—
Total Investments and cash equivalents	666,538,857	6,164,891	—	660,373,966
Long-Term Credit Facility	$(213,941,125)	$—	$—	$(213,941,125)
The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2011 and 2010:
Period Ended June 30, 2011

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains	8,735,698	—	8,735,698
Unrealized appreciation	(7,996,465)	11,229,930	3,233,465
Purchases, PIK and net discount accretion	349,129,365	5,664,360	354,793,725
Sales / repayments	(255,345,930)	(1,067,166)	(256,413,096)
Non-cash exchanges	—	—	—
Transfers out of Level 3	(28,646,063)	—	(28,646,063)
Ending Balance, June 30, 2011	$681,112,743	$60,964,952	$742,077,695
Net change in unrealized (depreciation) appreciation for the nine months ended June 30, 2011 reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statement of Operations that are attributable to our Level 3 assets still held at the reporting date.	$(1,066,913)	$11,234,463	$10,167,550

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

Period Ended June 30, 2010

Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized losses	(13,639,393)	(3,005,163)	(16,644,556)
Unrealized appreciation	29,508,937	705,441	30,214,378
Purchases, PIK and net discount accretion	209,323,669	8,657,354	217,981,023
Sales / repayments	(76,384,680)	—	(76,384,680)
Non-cash exchanges	(7,637,552)	1,306,167	(6,331,385)
Transfers in and /or out of Level 3	—	—	—
Ending Balance, June 30, 2010	$583,299,030	35,295,823	618,594,853
Net change in unrealized appreciation (depreciation) for the nine months ended June 30, 2010 reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$12,834,100	$(2,299,720)	$10,534,380
The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2011 and 2010, respectively.

Period Ended June 30, 2011
Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2010 (Cost – $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	11,908,375
Borrowings	187,900,000
Repayments	(279,100,000)
Transfers in and/or out of Level 3	—
Ending balance of long-term Credit Facility at fair value, (Cost – $136,700,000)	134,649,500
Temporary draw outstanding, at cost	21,000,000
Total Credit Facility, June 30, 2011 (Cost – $157,700,000)	$155,649,500

Period Ended June 30, 2010
Long-Term Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost – $218,100,000)	$168,475,380
Total unrealized appreciation included in earnings	28,900,620
Borrowings	132,500,000
Repayments	(99,400,000)
Transfers in and/or out of Level 3	—
Ending balance of long-term Credit Facility at fair value, (Cost - $251,200,000)	$230,476,000
Temporary draw outstanding, at cost	$5,600,000
Total Credit Facility, June 30, 2010 (Cost - $256,800,000)	$236,076,000

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

The carrying value of our financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to PennantPark Investment's long-term Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company's choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2011, our Credit Facility had a net change in unrealized appreciation of $0.6 million and $11.9 million, respectively. For the three and nine months ended June 30, 2010, our Credit Facility had a net change in unrealized appreciation of $3.2 million and $28.9 million, respectively. On June 30, 2011 and September 30, 2010, net unrealized depreciation on our long-term Credit Facility totaled $2.1 million and $14.0 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES
An affiliated company is a company in which we own 5% or more of the portfolio company's voting securities. A controlled affiliate is a company in which we own 25% or more of a portfolio company's voting securities. Advances to and distributions from affiliates are included in the Consolidated Statements of Cash Flow under purchases. Transactions related to our investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2011 were as follows:

Name of Investment	Fair Value at September 30, 2010	Advances to affiliates	Distributions from affiliates	Income Received	Fair Value at June 30, 2011
Controlled Affiliates
SuttonPark Holdings, Inc.	$8,000,100	$3,000,000	$—	$470,167	$11,000,000
Non-Controlled Affiliates
Performance Holdings, Inc.	15,433,680	—	—	1,147,900	14,685,185
Total Controlled and Non-Controlled Affiliates	$23,433,780	$3,000,000	$—	$1,618,067	$25,685,185

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share.

	Three Months Ended June 30,		Nine Months Ended June 30,
Description	2011	2010	2011	2010
Numerator for net increase (decrease) in net assets resulting from operations	$2,318,415	$4,259,433	$41,427,625	$9,904,537
Denominator for basic and diluted weighted average shares	45,581,083	31,558,772	41,018,710	28,211,593
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.05	$0.13	$1.01	$0.35

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

8. CASH EQUIVALENTS
Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser's management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2011 and September 30, 2010, cash equivalents consisted of $28.8 million and $1.8 million in money market products, respectively.

9. FINANCIAL HIGHLIGHTS
Our net assets and net asset value per share on June 30, 2011 and 2010 were $504.9 million and $345.3 million, respectively, and $11.08 and $10.94, respectively. Below are the financial highlights for the nine months ended June 30, 2011 and 2010.

	Nine Months Ended June 30,
	2011	2010
Per Share Data:
Net asset value, beginning of period	$10.69	$11.85
Net investment income(1)	0.92	0.82
Net change in realized and unrealized gain (loss)(1)	0.09	(0.47)
Net increase in net assets resulting from operations(1)	1.01	0.35
Dividends to stockholders(1),(2)	(0.83)	(0.81)
Accretive (Dilutive) effect of common stock issuance	0.35	(0.33)
(Dilutive) effect of offering costs	(0.14)	(0.12)
Net asset value, end of period	$11.08	$10.94
Per share market value, end of period	$11.21	$9.55
Total return*(3)	13.00%	27.29%
Shares outstanding at end of period	45,581,083	31,558,772
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	7.17%	7.23%
Ratio of Credit Facility related expenses to average net assets	1.04%	1.07%
Ratio of total expenses to average net assets	8.21%	8.30%
Ratio of net investment income to average net assets	10.99%	9.44%
Net assets at end of period	$504,939,091	$345,266,050
Average debt outstanding	$249,441,641	$239,097,082
Average debt per share	$6.08	$8.48
Portfolio turnover ratio	47.78%	20.61%
___________________
* Not annualized for periods less than one year.
** Annualized for periods less than one year.

(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.

(2)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.

(3)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

10. CREDIT FACILITY AND SBA DEBENTURES
Credit Facility
On June 25, 2007, PennantPark Investment entered into a senior secured revolving credit agreement, (the “Credit Facility” or “our Credit Facility”), with various lenders and SunTrust Bank, as administrative agent for the lenders. As of June 30, 2011 and September 30, 2010, there was $157.7 million (including a $21.0 million temporary draw) and $233.1 million (including a $5.2 million temporary draw) in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 1.49% and 1.34%, exclusive of the fee on undrawn commitment of 0.20%, and $157.3 million and $66.9 million of unused borrowing capacity, respectively.
Our Credit Facility lenders agreed to extend credit to PennantPark Investment in an aggregate principal or face amount of $315.0 million at any one time outstanding. The Credit Facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and pricing is set at 100 basis points over LIBOR. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders' equity, the maintenance of a ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007 and on Form 10-Q, filed May 5, 2010. As of June 30, 2011, we were in compliance with our covenants relating to our Credit Facility.
SBA Debentures
SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of June 30, 2011, PennantPark Investment had committed to SBIC LP $75.0 million ($50 million funded). As of September 30, 2010, we had committed to SBIC LP $50.0 million ($14.5 million funded). SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes.
Below is a summary of our borrowings outstanding with the SBA:

		As of June 30, 2011		As of September 30, 2010
Issuance Dates	Maturity	All-in Coupon Rate (1)	Principal Balance	All-in Coupon Rate (1)	Principal Balance
Fixed SBA Debentures
September 22, 2010	September 1, 2020	3.50%	$500,000	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000	—	—
		4.45%	45,000,000	3.50%	500,000
Interim SBA Debentures		1.18%	30,000,000	0.84%	14,000,000
Total SBA Debentures		3.14%	$75,000,000	0.93%	$14,500,000
SBA Commitment			$100,000,000		$33,500,000
Available Undrawn SBA Commitment			$25,000,000		$19,000,000
 ___________________

(1)	Coupon rate excludes 3.43% of upfront fees.
Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations. If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because SBIC LP is wholly owned by us. As of June 30, 2011, SBIC LP was in compliance with all terms relating to our SBA debentures.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(Unaudited)

On June 1, 2011, we received an exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.
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

12. SUBSEQUENT EVENTS

On July 22, 2011, SBIC LP received a debt commitment from the SBA for an additional $50.0 million, bringing its total debt commitment from the SBA to $150.0 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PennantPark Investment Corporation and subsidiaries
We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of June 30, 2011, and the consolidated statements of operations for the three and nine months ended June 30, 2011 and 2010, changes in net assets, and cash flows for the nine months ended June 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation, including the consolidated schedule of investments, as of September 30, 2010; and in our report dated November 17, 2010, we expressed an unqualified opinion on that financial statement and schedule.

New York, New York
August 3, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Report contains statements that constitute forward-looking statements regarding future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.
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
You should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to this quarterly Report on Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to the financial statements contained elsewhere in this Report.
Overview
PennantPark Investment Corporation is a business development company whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor's system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.
Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets over the last four years has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our Credit Facility, the SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. In the future, we may also securitize a portion of our investments to raise investment capital.
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
Our wholly owned subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010 and received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act on July 30, 2010. The SBIC LP's investment objective is substantially similar to PennantPark Investment, generally co-investing in SBA eligible businesses that meet the investment criteria of PennantPark Investment.
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
Revenues
We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, from investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or PIK. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income. We record contractual prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.
PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2011, our portfolio totaled $778.9 million and consisted of $299.0 million of senior secured loans, $127.3 million of second lien secured debt, $284.5 million of subordinated debt and $68.1 million of preferred and common equity investments. Our portfolio consisted of 53% fixed rate investments, 35% variable rate investments with a LIBOR or prime floor and 12% variable rate investments. Overall, the portfolio had an unrealized appreciation of $15.1 million. Our overall portfolio consisted of 47 companies with an average investment size of $16.6 million, a weighted average yield on debt investments of 13.1%, and was invested 38% in senior secured loans, 16% in second lien secured debt, 37% in subordinated debt and 9% in preferred and common equity investments.

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
For the three months ended June 30, 2011, we invested $145.5 million in three new and four existing portfolio companies with a weighted average yield on debt investments of 13.5%. Sales and repayments of long-term investments for the three months ended June 30, 2011 totaled $119.3 million. For the nine months ended June 30, 2011, we invested $342.0 million in thirteen new and seven existing portfolio companies with a weighted average yield of 13.9% on debt investments. Sales and repayments of long-term investments totaled $256.4 million for the same period.
For the three months ended June 30, 2010, we invested $93.8 million in three new and four existing portfolio companies with a weighted average yield on debt investments of 14.5%. Sales and repayments of long term investments for the three months ended June 30, 2010 totaled $59.2 million. For the nine months ended June 30, 2010, we invested approximately $212.8 million in twelve new and ten existing portfolio companies with a weighted average yield of 13.7% on debt investments. Sales and repayments of long-term investments totaled $82.7 million for the same period.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and long-term Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.
The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market-based inputs that may be used in pricing an asset.
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
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur.
In addition to using the above inputs in cash equivalents, investments and long-term Credit Facility valuations, PennantPark Investment employs the valuation policy approved by its board of directors that is consistent with ASC 820. Consistent with our valuation policy, PennantPark Investment evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

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

RESULTS OF OPERATIONS
Set forth below are the results of operations for the three and nine months ended June 30, 2011 and 2010.
Investment Income
Investment income for the three and nine months ended June 30, 2011 was $22.9 million and $65.6 million, respectively, and was primarily attributable $7.7 million and $22.8 million from senior secured loans, $3.5 million and $9.5 million from second lien secured debt investments, and $8.5 million and $24.8 million from subordinated debt investments, respectively. This compares to investment income for the three and nine months ended June 30, 2010, which was $16.3 million and $43.4 million, respectively, and was primarily attributable to $4.7 million and $11.4 million from senior secured loans, $3.3 million and $9.8 million from second lien secured debt investments and $6.6 million and $17.9 million from subordinated debt investments, respectively. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio and rotation out of our lower yielding investments.

Expenses
Expenses for the three and nine months ended June 30, 2011, totaled $9.7 million and $28.1 million, respectively. Base management fee for the same respective periods totaled $3.8 million and $10.9 million, performance-based incentive fees totaled $3.3 million and $9.4 million, Credit Facility and SBA debentures expenses totaled $1.3 million and $3.6 million, general and administrative expenses totaled $1.3 million and $4.0 million, respectively, and excise tax for the nine months ended June 30, 2011 totaled $0.2 million. This compares to expenses for the three and nine months ended June 30, 2010, which totaled $7.5 million and $20.3 million, respectively. Base management fee for the same respective periods totaled $3.0 million and $8.3 million, performance-based incentive fees totaled $2.2 million and $5.8 million, Credit Facility expenses totaled $1.0 million and $2.6 million, general and administrative expenses totaled $1.3 million and $3.5 million, respectively, and excise tax for the nine months ended June 30, 2010 totaled $0.1 million. The increase in expenses is due to growth of both the portfolio and net investment income.

Net Investment Income
Net investment income totaled $13.2 million and $37.5 million, or $0.29 and $0.92 per share, for the three and nine months ended June 30, 2011, respectively. For the same respective periods in the prior year, net investment income totaled $8.8 million and $23.1 million, or $0.28 and $0.82 per share.

Net Realized Gains or Losses
Sales and repayments of long-term investments for the three and nine months ended June 30, 2011 totaled $119.3 million and $256.4 million and realized gains totaled $6.2 million and $8.7 million, respectively, due to sales and refinancings of our debt investments. Sales and repayments of long-term investments for the three and nine months ended June 30, 2010 totaled $59.2 million and $82.7 million and realized gains (losses) totaled $0.1 million and $(16.6) million, respectively, due to sales and repayments of our debt investments.

Net Change in Unrealized Appreciation or Depreciation on Investments and Credit Facility
For the three and nine months ended June 30, 2011, our investments had a net change in unrealized (depreciation) appreciation of $(16.5) million and $7.1 million, respectively. For the three and nine months ended June 30, 2010, our investments had a net change in unrealized (depreciation) appreciation of $(1.5) million and $32.3 million, respectively. The net change in unrealized appreciation on our investments over the prior year is the result of changes in the leveraged credit markets over the comparable periods. On June 30, 2011 and September 30, 2010, net unrealized appreciation on investments totaled $15.1 million and $8.0 million, respectively.
For the three and nine months ended June 30, 2011, our long-term Credit Facility had a net change in unrealized appreciation of $0.6 million and $11.9 million, respectively. For the three and nine months ended June 30, 2010, our long-term Credit Facility had a net change in unrealized appreciation of $3.2 million and $28.9 million, respectively. The net change in unrealized appreciation on our Credit Facility over the prior year is the result of it approaching maturity and the reduced borrowings outstanding over the comparable periods. On June 30, 2011 and September 30, 2010, net unrealized depreciation on our long-term Credit Facility totaled $2.1 million and $14.0 million, respectively.

Net Increase in Net Assets Resulting from Operations
Net increase in net assets resulting from operations totaled $2.3 million and $41.4 million, respectively, or $0.05 per share and $1.01 per share, respectively, for the three and nine months ended June 30, 2011. This compares to a net increase in net assets resulting from operations which totaled $4.3 million and $9.9 million, respectively, or $0.13 per share or $0.35 per share, for the three and nine months ended June 30, 2010. This change in net assets from operations is due to the continued growth in net investment income primarily as a result of growing our portfolio, offset by the appreciation in the value of our long-term Credit Facility as it approaches maturity in June 2012.

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
We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA through our SBIC subsidiary, among other considerations. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure as our Credit Facility matures in June 2012. Furthermore, our availability under the Credit Facility depends on various covenants and restrictions discussed in the next paragraph. The primary uses of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders and other general corporate purposes.
As of June 30, 2011 and September 30, 2010, we had $157.3 million and $66.9 million, respectively, of unused borrowing capacity under our Credit Facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.
On June 25, 2007, PennantPark Investment entered into a Credit Facility, with various lenders and SunTrust Bank, as administrative agent for the lenders. SunTrust Robinson Humphrey Capital Markets acted as the joint lead arranger and JPMorgan Chase (Chase Lincoln First Commercial as successor in interest of Bear Stearns Corporate Lending Inc.) acted as joint lead arranger and syndication agent. As of June 30, 2011 and September 30, 2010, there were $157.7 million (including a $21.0 million temporary draw) and $233.1 million (including a $5.2 million temporary draw) in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 1.49% and 1.34%, exclusive of the fee on undrawn commitment of 0.20%, respectively.
Under the Credit Facility, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $315.0 million outstanding at any one time. The Credit Facility is a five-year revolving facility, with a stated maturity date of June 25, 2012, and is secured by substantially all of our investment portfolio assets, except for those assets of SBIC LP. Pricing of borrowings under our Credit Facility is set at 100 basis points over LIBOR.
The Credit Facility contains affirmative and restrictive covenants, including maintenance of a minimum shareholders' equity of the greater of (i) 40% of our total assets of as of the last day of any fiscal quarter and (ii) the sum of (A) $120.0 million plus (B) 25% of the net proceeds from the sale of equity interests by us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case not less than 2.0:1.0 (excluding any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio. As of June 30, 2011, we were in compliance with the terms of its Credit Facility.
On February 11, 2011, we sold 9.2 million shares of our common stock at a price of $12.40 per share resulting in net proceeds of $108.3 million. This compares to the prior year where we sold 5.75 million shares at a price of $10.00 per share resulting in net proceeds of $54.3 million.

As of June 30, 2011, we had committed to SBIC LP $75.0 million ($50.0 million funded), had SBA debentures outstanding of $75.0 million with a weighted average interest rate at the time of 3.14%, exclusive of 3.43% of upfront fees. The SBA had $25.0 million remaining unused borrowing capacity subject to customary regulatory requirements. As of September 30, 2010, we had committed to SBIC LP $50.0 million ($14.5 million funded), had SBA debentures outstanding of $14.5 million with a weighted average interest rate at the time of 0.93%, exclusive of 3.43% of upfront fees, and had $19.0 million remaining unused borrowing capacity. SBA debentures are non-recourse to us, have a 10 year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75.0 million in regulatory capital.
As of June 30, 2011, SBIC LP had a debenture commitment from the SBA in the amount of $100.0 million with $75.0 million outstanding. Of the $75.0 million of SBA debentures outstanding, $45.0 million is fixed for 10 years with a weighted average rate of 4.45%, inclusive of the SBA annual fee, and $30.0 million is temporary financing currently bearing a weighted average rate of 1.18% that will reset to a market-driven rate in September 2011 and will remain fixed thereafter for 10 years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries, requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations. As of June 30, 2011, SBIC LP was in compliance with its regulatory requirements.
On June 1, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.
As of June 30, 2011, we had $57.8 million of assets bearing a coupon of 9% or lower. We intend to seek to rotate these assets into new, higher yielding investments over time.
Our operating activities used cash of $35.8 million for the nine months ended June 30, 2011, and our financing activities provided cash of $62.8 million for the same period, primarily from net repayments under our Credit Facility, SBA debentures issued, and our common stock offering.
Our operating activities used cash of $101.6 million for the nine months ended June 30, 2010, and our financing activities provided cash of $69.6 million for the same period, primarily from our common stock offering.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2011 including, but not limited to, borrowings under our multi-currency $315.0 million, five-year, senior secured revolving Credit Facility maturing in June 2012 are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving Credit Facility(1)	$157.7	$157.7	$—	$—	$—
SBA debentures(2)	75.0	—	—	—	75.0
Subtotal debt outstanding(3)	232.7	157.7	—	—	75.0
Unfunded investments(4)	18.6	—	18.6	—	—
Total contractual obligations	$251.3	$157.7	$18.6	$—	$75.0
 ___________________

(1)
As of June 30, 2011, we had $157.3 million of unused borrowing capacity under our Credit Facility, subject to maintenance of the applicable total assets to debt ratio of 200%, maintenance of a blended percentage of the values of our portfolio companies and restrictions on certain payments and issuance of debt.

(2)	As of June 30, 2011, SBIC LP had $25.0 million of unused borrowing capacity under SBIC LP’s commitment from the SBA.

(3)
The weighted average interest rate on the total debt outstanding as of June 30, 2011 is 2.02% exclusive of the fee on the undrawn commitment of 0.20% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.

(4)
Unfunded debt investments described in the Consolidated Statements of Assets and Liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2011, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with SBIC LP. SBIC LP's investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was renewed in February 2011, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under an administration agreement with SBIC LP, which is intended to have no effect on the consolidated administration fee. We, through the Administrator, provide administrative and managerial assistance to our controlled affiliate, SPH. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator's overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See Note 3.
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
Distributions
In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to our stockholders on an annual basis. Although not required for us to maintain our RIC tax status, we must also distribute an amount at least equal to the sum of 98% of our ordinary income (during each calendar year) plus 98.2% of our net capital gains (during each 12 month period ending on October 31) to avoid a 4% excise tax. For the nine months ended June 30, 2011 and 2010, we elected to retain a portion of our calendar year income and accrued an excise tax of $0.2 million and $0.1 million, respectively.
During the three and nine months ended June 30, 2011, we declared distributions of $0.27 and $0.80 per share, respectively, for total distributions of $12.3 million and $34.0 million, respectively. For the same periods in the prior year, we declared distributions of $0.26 and $0.77 per share, respectively, for total distributions of $8.2 million and $22.9 million, respectively. Distributions are paid from taxable earnings and may include a return of capital and/or capital gains.  The specific tax characteristics of the distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in its periodic report filed with the SEC.
We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, are determined by our board of directors.
We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.
In January 2010, the Internal Revenue Service issued a revenue procedure that temporarily allows a RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as a dividend if (1) the stock is publicly traded on an established securities market, (2) the distribution is declared with respect to a taxable year ending on or before December 31, 2011 and (3) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which must be at least 10% of the aggregate declared distribution. If too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive an amount equal to less than 10% of his or her entire distribution in cash. We have not elected to distribute stock as a dividend but reserve the right to do so.
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
Recent Developments
On July 22, 2011, SBIC LP received a debt commitment from the SBA for an additional $50.0 million, bringing its total debt commitment from the SBA to $150.0 million.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. During the period covered by this Report, many of the loans in our portfolio had floating interest rates. These loans are usually based on a floating LIBOR rate and typically have durations of one to three months, after which they reset to current market interest rates.
Assuming that the current balance sheet was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect the net change in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

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
We utilize a revolving five-year credit facility to make investments in our portfolio companies. Our credit facility expires in June 2012. The life of our investments typically exceeds the duration of our indebtedness under our credit facility. This means that we will have to extend the maturity of our credit facility or refinance our indebtedness under our credit facility in order to avoid selling investments at a time when such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, under current market conditions, we believe it may be unlikely that we could renew or refinance our credit facility on terms as favorable as those in our existing credit facility. In particular, market interest rates have increased for borrowers such as us since we entered into our credit facility in June 2007. If we fail to extend or refinance the indebtedness outstanding under our credit facility by the time it becomes due and payable, the administrative agent of the credit facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the credit facility, subject to certain restrictions. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

     None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Form N-2 (File No. 333-172525), filed on April 15, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).
 ___________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date:	August 3, 2011	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date:	August 3, 2011	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)