Form 10-K
period 2011-09-30
PENNANTPARK INVESTMENT CORP
filed 2011-11-16
CIK 1383414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _________  TO ___________

COMMISSION FILE NUMBER: 814-00736
_____________________
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
None
____________________________________________________

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐.     Accelerated filer  ☒.    Non-accelerated filer  ☐. Smaller reporting company  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2011 based on the closing price on that date of $8.92 on the NASDAQ Global Select Market was approximately $400.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 45,689,781 shares of the Registrant’s common stock outstanding as of November 16, 2011.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

PART I
In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us” or “our” refer to PennantPark Investment Corporation and its consolidated subsidiaries; references to "PennantPark Investment" refer only to PennantPark Investment Corporation; “SBIC LP” and “our SBIC” refer to our wholly owned, consolidated Small Business Investment Company, or "SBIC," subsidiary, PennantPark SBIC LP and its general partner PennantPark SBIC GP, LLC or "SBIC GP"; “PennantPark Investment Advisers” or the “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or the “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio and investments include investments we make through our consolidated SBIC. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report, or the Report.

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
Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets over the last five years has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our credit facility, or Credit Facility, the Small Business Administration, or SBA, debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. In the future, we may also securitize a portion of our investments to raise investment capital.
For the fiscal year ended September 30, 2011, we purchased $479.7 million of investments issued by 17 new and 11 existing portfolio companies with an overall weighted average yield of 13.7% on debt investments. This compares to purchasing $309.5 million in 17 new and 12 existing portfolio companies with an overall average yield of 14.9% on debt investments and purchasing of $112.7 million of investments, issued by 11 new and 8 existing portfolio companies with an overall average yield of 14.5% on debt investments for the fiscal years ended September 30, 2010 and 2009, respectively.
For the fiscal year ended September 30, 2011 sales and repayments generated proceeds of $304.0 million. This compares to sales and repayments that generated proceeds for the fiscal years ended September 30, 2010 and 2009, respectively, of $145.2 and $28.0 million.

As of September 30, 2011, our portfolio totaled $827.5 million and consisted of $296.5 million of senior secured loans, $165.3 million of second lien secured debt, $309.3 million of subordinated debt and $56.4 million of preferred and common equity investments. Our portfolio consisted of 61% fixed-rate, 31% variable-rate with a London Interbank Offered Rate, or LIBOR, or prime floor and 8% variable-rate investments. Our overall portfolio consisted of 48 companies with an average investment size of $17.2 million, a weighted average yield on debt investments of 13.3%, and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.
As of September 30, 2010, our portfolio totaled $664.7 million and consisted of $234.6 million of senior secured loans, $156.7 million of second lien secured debt, $223.9 million of subordinated debt and $49.5 million of preferred and common equity investments. Our portfolio consisted of 49% fixed-rate, 26% variable-rate with a LIBOR or prime floor and 25% variable-rate investments. Our overall portfolio consisted of 43 companies with an average investment size of $15.5 million, a weighted average yield on debt investments of 12.7%, and was invested 35% in senior secured loans, 24% in second lien secured debt, 34% in subordinated debt and 7% in preferred and common equity investments.

Organization and Structure of PennantPark Investment Corporation
PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes we have elected to be treated, and intend to qualify annually, as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Additionally, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less.
Our wholly owned SBIC subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010 and received a license from the Small Business Administration, or SBA, to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in July 2010. SBIC LP's objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.
Our Investment Adviser and Administrator
We utilize the investing experience and contacts of PennantPark Investment Advisers in developing an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years, and average over 20 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which should provide us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Advisers inception in 2007, it has raised over $1 billion in debt and equity capital and has invested over $1.5 billion in more than 115 companies with over 73 different financial sponsors through its managed funds.
Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC, and the SBA. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure” and "Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns."

Market Opportunity
We believe that the limited amount of capital available to the middle-market companies, coupled with the desire of these companies for flexible sources of capital, creates an attractive investment environment for us.

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

•
We believe middle-market companies have faced difficulty raising debt in private markets. Banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have withdrawn capital from the middle-market resulting in opportunities for alternative funding sources.

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

Competitive Advantages
We believe that we have the following competitive advantages over other capital providers in middle-market companies:
a.Experienced Management Team
The senior investment professionals of the Investment Adviser have worked together for many years and average over 20 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.
b.Disciplined Investment Approach with Strong Value Orientation
We employ a disciplined approach in selecting investments that meet the long-standing, consistent value-oriented investment criteria employed by the Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe our approach continues to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Investment Selection Criteria.”
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
c.Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network
The management team of the Investment Adviser has long-term relationships with financial sponsors, management consultants and management teams that we believe enable us to evaluate investment opportunities effectively in numerous industries, as well as provide us access to substantial information concerning those industries. We identify potential investments both through active origination and through dialogue with numerous financial sponsors, management teams, members of the financial community and corporate partners with whom the professionals of our Investment Adviser have long-term relationships.
d.Flexible Transaction Structuring
We are flexible in structuring investments and tailor investments to meet the needs of a company while also generating attractive risk-adjusted returns. We can invest in any part of a capital structure, and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.
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
e.Longer Investment Horizon with Attractive Publicly Traded Model
Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that funds raised by a private equity or venture capital fund and any capital gains on such invested funds can only be invested once and must be returned to investors after a pre-agreed time period. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles enables us to generate attractive returns on invested capital and to be a better long-term partner for our portfolio companies.

Investment Selection Criteria
We are committed to a value oriented philosophy used by the investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.
We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments efficiently and effectively.

a.Value orientation and positive cash flow
Our investment philosophy places a premium on fundamental analysis and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

b.Experienced management and established financial sponsor relationship
We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place to induce management to succeed and to act in concert with our interests as investors, including having equity interests. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.
c.    Strong and defensible competitive market position
We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We also seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.
d.    Viable exit strategy
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
Competition
Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available to middle-market companies since the downturn in the credit markets, which began in mid-2007. We believe this has resulted in a less competitive environment for making new investments.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. See “Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities."

Leverage
We maintain a multi-currency $315.0 million senior secured Credit Facility which matures on June 25, 2012, and is secured by substantially all of our investment portfolio assets (excluding the assets of SBIC LP) with a group of lenders, under which we had $240.9 million and $233.1 million (including a $0.0 and $5.2 million temporary draw, respectively) of debt outstanding with a weighted average interest rate of 1.27% and 1.34% at September 30, 2011 and 2010, respectively. Pricing of borrowings under our Credit Facility is set at 100 basis points over LIBOR. As of September 30, 2011 and 2010, we had $74.1 million and $66.9 million, respectively, available to us. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. In addition, any future additional debt capital we incur, to the extent it is available under current credit market conditions, will likely be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility.

As of September 30, 2011, SBIC LP had drawn $150.0 million, with a weighted average interest rate of 3.70%, exclusive of 3.43% of upfront fees (4.04% inclusive of the 3.43% upfront fees), and had no remaining unused borrowing capacity. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC LP and have a superior claim over such assets. See “Regulation.”
Investment Policy Overview
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
Over time, we expect that our portfolio will continue to consist primarily of senior secured loans, mezzanine debt and, to a lesser extent, equity investments in qualifying assets such as private or thinly traded or small market-capitalization, public U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets.” These investments may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Selection Criteria.”

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Senior Secured Debt
Structurally, senior secured debt (which we define to include first lien debt) ranks senior in priority of payment to mezzanine debt and equity, and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.
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

Operating and Regulatory Structure
Our investment activities are managed by PennantPark Investment Advisers. Under our investment management agreement, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Investment Management Agreement.”
We have also entered into an administration agreement, or the Administration Agreement, with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. See “Administration Agreement.”
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
As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes under the Code as a RIC. See “Regulation.”

Our wholly owned subsidiary, SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act and is regulated by the SBA. We serve as the investment adviser and administrator to SBIC LP. The SBA regulates, among other matters, SBIC LP’s investing activities. See “Regulation.”
Information Available
Our address is 590 Madison Avenue, 15th Floor, New York, NY 10022. Our phone number is (212) 905-1000, and our internet address is www.pennantpark.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as well as proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Report, and you should not consider information contained on our website to be part of this Report or any other report we file with the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Consolidated Portfolio
Our principal investment focus is to provide senior secured loans and mezzanine debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. We may invest in other industries if we are presented with attractive opportunities. The following is a list of the industries in which we have invested:

•	Aerospace and Defense	•	Environmental Services
•	Auto Sector	•	Financial Services
•	Broadcasting and Entertainment	•	Grocery
•	Buildings and Real Estate	•	Healthcare, Education and Childcare
•	Business Services	•	Home & Office Furnishings, Housewares & Durable Consumer Products
•	Cable Television	•	Hotels, Motels, Inns and Gaming
•	Cargo Transportation	•	Insurance
•	Chemicals, Plastics and Rubber	•	Leisure, Amusement, Motion Picture, Entertainment
•	Communications	•	Logistics
•	Consumer Products	•	Manufacturing / Basic Industries
•	Containers Packaging & Glass	•	Media
•	Distribution	•	Oil and Gas
•	Diversified/Conglomerate Manufacturing	•	Personal, Food and Miscellaneous Services
•	Diversified/Conglomerate Services	•	Printing and Publishing
•	Education	•	Retail Store
•	Energy / Utilities	•	Telecommunications

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of:

Portfolio Company	September 30, 2011	Portfolio Company	September 30, 2010
Eureka Hunter Pipeline, LLC (Magnum Hunter Resources Corporation)	6%	Learning Care Group, Inc.	5%
Last Mile Funding Corp. (3PD, Inc.)	5	Veritext Corporation	5
Pre-Paid Legal Services, Inc.	5	CT Technologies	4
Kadmon Pharmaceuticals LLC (F/K/A Three River Pharmaceuticals LLC)	4	Da-Lite Screen Company, Inc.	4
Learning Care Group, Inc.	4	i2 Holdings, Ltd.	4
LTI Flexible Products, Inc.	4	Instant Web, Inc.	4
Veritext Corporation	4	Saint Acquisition Corp.	4
Instant Web, Inc.	3	Sugarhouse HSP Gaming Properties	4
Penton Media, Inc.	3	Three Rivers Pharmaceuticals, LLC	4
Prince Mineral Holdings Corp.	3	Trizetto Group, Inc.	4

Industry	September 30, 2011	Industry	September 30, 2010
Business Services	11%	Business Services	15%
Healthcare, Education and Childcare	10	Healthcare, Education and Childcare	8
Energy / Utilities	9	Hotels, Motels, Inns and Gaming	7
Cargo Transport	6	Aerospace and Defense	6
Chemicals, Plastics and Rubber	6	Chemicals, Plastic and Rubber	6
Consumer Products	5	Home and Office Furnishings, Housewares, and Durable Consumer Products	6
Oil and Gas	5	Education	5
Personal, Food and Miscellaneous Services	5	Transportation	4
Printing and Publishing	5	Insurance	4
Aerospace and Defense	4	Oil and Gas	4

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Floating Rate Capital Ltd., a publicly traded BDC. Accordingly, they may have obligations to investors in PennantPark Floating Rate Capital Ltd., the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or its affiliates. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See "Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns" for more information.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with affiliates of PennantPark Investment, subject to compliance with applicable regulations and our trade allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We have not sought, and there can be no assurance that we would obtain, any such order.
On September 30, 2011, our portfolio consisted of 48 companies and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.
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

The Investment Adviser monitors credit risk of each portfolio company regularly and periodically with a goal toward identifying early, and when able and appropriate selling, Floating Rate Loans and other investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company's financial resources and operating history; (2) comparing a portfolio company's current operating results with the Investment Adviser's initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company's sensitivity to economic conditions; (4) the performance of a portfolio company's management; (5) a portfolio company's debt maturities and borrowing requirements; (6) a portfolio company's interest and asset coverage; and (7) the relative value of an investment based on a portfolio company's anticipated cash flow.
The Investment Adviser seeks to achieve our investment objective through a disciplined approach to the selection of credit investments and its evaluation of portfolio companies. The Investment Adviser also gains exposure to portfolio companies across a broad range of industries and of varying operating and financial characteristics and return profiles, as well as active management of such investments in light of economic developments and trends. However, we are classified as “non-diversified” under the 1940 Act, and our investment portfolio may be more concentrated than the portfolios of other issuers. We may take certain actions if short-term interest rates increase or market conditions otherwise change (or if we anticipate such an increase or change) and our use of leverage, if any, begins (or is expected) to adversely affect our common stockholders. To offset any potentially negative impact of leverage on common stockholders, we may shorten the average maturity of our investment portfolio (by investing in short-term securities) or may reduce our indebtedness or unwind other leveraged transactions. We may also attempt to reduce our use of leverage by redeeming or otherwise purchasing outstanding preferred stock or debt securities, if any.
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
Mezzanine debt may have interest-only payments in the early years, cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity or additional debt securities or defers payments of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.
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
The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser also monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company.
The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	Assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings or presentations by portfolio companies; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.
Managerial assistance
We offer managerial assistance to our portfolio companies. As a BDC, we are required to make available such managerial assistance within the meaning of Section 55 of the 1940 Act. See “Regulation.”
Staffing
We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.
Investment Management Agreement
PennantPark Investment has entered into the Investment Management Agreement with the Investment Adviser under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. We through the Investment Adviser, provide similar services to SBIC LP under its investment management agreement. Under the terms of our Investment Management Agreement, PennantPark Investment Advisers:

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

Investment Advisory Fees
The base management fee is calculated at an annual rate of 2.00% of our gross assets (net of U.S. Treasury Bills and/or temporary draws on the Credit Facility or “average adjusted gross assets,” if any). The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately prorated and payable in arrears. For the fiscal years ended September 30, 2011, 2010 and 2009, the Investment Adviser earned base management fees of $14.9 million, $11.6 million and $7.7 million, respectively, from us.
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

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), commencing on December 31, 2007 and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2011, 2010 and 2009, the Investment Adviser earned $13.2 million, $8.0 million and $5.7 million, respectively, in incentive fees.

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
= 0.25%

Alternative 3
Assumptions
Investment income (including interest, distributions, fees, etc.) = 3.00%
Hurdle(1) = 1.75%
Base management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
Pre-Incentive Fee Net Investment Income
(investment income—(base management fee + other expenses)) = 2.30%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”
Incentive fee	= 100% x "catch-up" + (20% x (Pre-Incentive Fee Net Investment Income - 2.1875%))
Catch-up	=2.1875% - 1.75%
=0.4375%
=(100% x 0.4375%) + (20% x (2.30% -2.1875%))
=0.4375% + (20% x 0.1125%)
=0.4375% + 0.0225%
=0.46%
Example 2: Capital Gains Portion of Incentive Fee:
Assumptions
Year 1 = no net realized capital gains or losses
Year 2 = 6% realized capital gains and 1% realized capital losses and unrealized capital depreciation, capital gain incentive fee = 20% x (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 incentive fee	= 20% x (0)
= 0
= no incentive fee

Year 2 incentive fee	= 20% x (6% - 1%)
= 20% x 5%
= 1%
______________________

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.

(1)	Represents 7.0% annualized Hurdle.

(2)	Represents 2.0% annualized base management fee.

(3)	Excludes organizational and offering expenses.

Duration and Termination of Advisory Agreement
The Investment Management Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2011. Unless terminated earlier as described below, our Investment Management Agreement will continue in effect for a period of one year through February 2012. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors—Risks Relating to our Business and Structure—We are dependent upon our Investment Adviser's key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.”

Organization of the Investment Adviser
PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement
PennantPark Investment has also entered into an Administration Agreement with the Administrator, which was reapproved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment in February 2011. Under this agreement the Administrator provides administrative services for PennantPark Investment. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the fiscal years ended September 30, 2011, 2010 and 2009, the Investment Adviser and Administrator, collectively, were reimbursed $2.6 million, $2.1 million and $1.7 million, respectively, from us, including expenses it incurred on behalf of the Administrator for services described above.
PennantPark Investment entered into an administration agreement with its controlled affiliate, SuttonPark Holdings, Inc. and its subsidiaries (“SPH”). Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment, through the Administrator, furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH's required administrative services, which include, among other duties, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH's allocable portion of the Administrator's overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and his respective staff. For the fiscal years ended September 30, 2011 and 2010, PennantPark Investment was reimbursed $0.5 million and $0.1 million, respectively, from SPH, including expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination of Administration Agreement
The Administration Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2011. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2012. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement will automatically terminate in the event of its assignment. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

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

License Agreement
We have entered into a license agreement, or the License Agreement, with PennantPark Investment Advisers pursuant to which PennantPark Investment Advisers has granted us a royalty-free, non-exclusive license to use the name “PennantPark.” Under this agreement, we have a right to use the PennantPark name, for so long as PennantPark Investment Advisers or one of its affiliates remains our Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

REGULATION
Regulated Investment Company and Business Development Company Regulations
We are a BDC under the 1940 Act, which has qualified and intends to continue to qualify to maintain an election to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of these policies are fundamental and may be changed without stockholder approval.

Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but is excluded from the definition of an investment company by Section 3(c) of the 1940 Act; and

(c)
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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies
As a BDC, we are required to make available managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator provide assistance to our controlled affiliate.

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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from the calculation. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.”
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

Joint Code of Ethics and Code of Conduct
We and PennantPark Investment Advisers have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
Privacy Protection Principles
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
Our privacy and protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov, filed as an exhibit to this Report on Form 10-K (File No. 814-00736) on November 16, 2011. You may also obtain copies of our privacy policy, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of independent directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC and SBA for compliance with the 1940 Act and 1958 Act, respectively.
We are required by law to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to PennantPark Investment or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting, which must be audited by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there-under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.
Election to be Taxed as a RIC
We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net short-term capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may decide to retain such net capital gains or ordinary income to provide us with additional liquidity.
In order to qualify as a RIC for federal income tax purposes, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from distributions, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

1.
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets nor more than 10% of the outstanding voting securities of the issuer; and

2.
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
Failure to Qualify as a RIC
If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.
If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Small Business Administration Regulations
SBIC LP is licensed under the SBA as a SBIC under Section 301(c) of the 1958 Act. SBIC LP received its license in July 2010.
Small Business Investment Companies are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, and required capitalization thresholds among other regulations. Furthermore, SBIC LP is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than generally accepted accounting principles of the U.S. For example, SBIC LP does not use fair value accounting on its assets or liabilities. If SBIC LP subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC LP from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly owned subsidiary.
Eligible Small and Smaller Businesses
Under present SBA regulations, eligible small business include businesses that (together with their affiliates) have tangible net worth not exceeding $18.0 million and have average annual net income of $6.0 million for the two most recent fiscal years. In addition, SBIC LP must invest at least 25% of investments in “smaller” concerns. A smaller concern is a business that has tangible net worth not exceeding $6.0 million and has average annual net income not exceeding $2.0 million for the two most recent fiscal years or, as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. Once SBIC LP has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market.

Financing Limitations, Terms and Changes in Control
The SBA prohibits a Small Business Investment Company from financing small businesses in certain industries such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 20% of regulatory capital in one company and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA places certain limits on the financing terms of investments by SBIC LP in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.
The SBA also prohibits, without prior written approval, a “change in control” of SBIC LP or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed Small Business Investment Company. A “change of control” is any event which would result in the transfer of power, direct or indirect, to direct management and policies of an Small Business Investment Company, whether through ownership, contractual arrangements or otherwise.
Idle Funds Limitation
The SBA limits SBIC LP from investing idle funds to the following types of securities:

•	direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment;

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
Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment.
RISKS RELATING TO OUR BUSINESS AND STRUCTURE
Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse affect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.
The U.S. capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions could and may reoccur for a prolonged period of time again or materially worsen in the future. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations.
Volatility or a prolonged disruption in the credit markets could materially damage our business.
We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may adversely affect our valuations and our net asset value, even if we intend to hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by applicable regulations such that our asset coverage, as defined under the 1940 Act, must equal at least 200% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our net asset value is reduced for purposes of the 200% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.
The significant disruption in the capital markets experienced in the past had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that will be available to us maybe at a higher cost or on less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of loans we originate and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business, financial condition or results of operations.

Market developments may adversely affect our business and results of operations by reducing availability under our Credit Facility and SBIC LP’s SBA debentures.
In addition to the applicable asset coverage test that restricts our ability to borrow under our Credit Facility, the Credit Facility contains various covenants which, if not complied with, could accelerate repayment under the Credit Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by SBIC LP. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of shareholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of our portfolio companies.

In addition to the Credit Facility, SBIC LP has issued SBA debentures that require it to generate sufficient cash flow to make required interest payments. Further, SBIC LP must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are collateralized by the assets of SBIC LP.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. Material net asset devaluation in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders' equity. This could have a material adverse effect on our operations, as it would trigger mandatory pre-payment obligations under the terms of the Credit Facility and SBA debentures.
SBIC LP may be unable to make distributions to us that will enable us to meet or maintain RIC status.
In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our consolidated net ordinary income and net capital gain income, including income from SBIC LP. We will be partially dependent on SBIC LP for cash distributions to enable us to meet the RIC distribution requirements. SBIC LP may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for SBIC LP to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if SBIC LP is unable to obtain a waiver, compliance with the SBA regulations may result in an entity-level tax on us.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then we would carry our investments at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Unrealized losses of any given portfolio company could be an indication of such company's inability in the future to meet its repayment obligations to us.
If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock.
We incur credit risk when we loan money or commit to loan money to a portfolio company.
Our primary business exposes us to credit risk, and the quality of our portfolio has a significant impact on our earnings. Credit risk is a component part of our fair valuation of our portfolio companies. Negative credit events will lead to a decrease in the fair value of our portfolio companies.

In addition, current market conditions have affected consumer confidence levels which may harm the business of our portfolio companies and result in adverse changes in payment patterns. Increased delinquencies and default rates would impact our results of operations. Deterioration in the quality of our credit portfolio could have a material adverse effect on our capital, financial condition and results of operations.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.
If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition or results of operations.
Our borrowers may default on their payments, which may have a materially negative effect on our financial performance.
We make long-term loans and invest in equity securities, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any related collateral and may have a materially adverse effect on our financial condition and results of operations.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.
We depend on the diligence, skill and network of business contacts of the investment professionals of our Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by PennantPark Investment Advisers. Managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days' written notice, whether we have found a replacement or not.
Our financial condition and results of operation will depend on our ability to manage future growth effectively.
Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order to grow, we and our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which may be managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive market for investment opportunities.
A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other BDCs, commercial and investment banks, commercial financing companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDCs. We cannot offer any assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility, which could have a material adverse effect on our business, financial condition and results of operations.
Loss of RIC tax treatment would substantially reduce net assets and income available for debt service and dividends.

We have operated and continue to operate so as to qualify as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income or gains we do not distribute. If we do not distribute an amount at least equal to the sum of 98% of our ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12 month period ending on October 31), we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the undistributed amount.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of contracted PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
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
In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.
Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains, some or all of which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future, of at least 200% of indebtedness. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We will be partially dependent on SBIC LP for cash distributions to enable us to meet the RIC distribution requirements. SBIC LP may be limited by the SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA's restrictions for SBIC LP to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if SBIC LP is unable to obtain a waiver, compliance with the SBA regulations may result in an entity-level tax on us.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility expires in June 2012. We utilize a revolving five-year Credit Facility to make investments in our portfolio companies. The life of our investments typically exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at a time when such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, under current market conditions, we believe it may be unlikely that we could renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. In particular, market interest rates have increased for borrowers such as us since we entered into our Credit Facility in June 2007. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.
Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions or through SBIC LP's SBA debentures. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, through SBIC LP or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

•
Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•
Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•
Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle's portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance requires us to consolidate the securitization vehicle's financial statements with our financial statements any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage test applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

•
SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may continue to issue, as permitted under SBA regulations and through our wholly owned subsidiary SBIC LP, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC LP would be exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

SBIC LP is licensed by the SBA and is subject to SBA regulations.
In July 2010, our wholly owned subsidiary, SBIC LP, received a license to operate as an SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause SBIC LP to invest at less competitive rates according to applicable SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If SBIC LP fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA could revoke or suspend SBIC LP's license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly owned subsidiary.

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
Because we borrow funds to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the net asset value attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not at least 200%, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any amounts that we use to service our indebtedness are not available for distribution to our common stockholders.
Our current debt is governed by the terms of our Credit Facility or the SBA debentures and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.
Additionally, our subsidiary, SBIC LP, has received borrowed funds from the SBA through its debenture program. In connection with the filing of its SBA license application, PennantPark Investment received exemptive relief, as of June 1, 2011, from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. Our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

If we incur additional debt, it could increase the risk of investing in our shares.
We have indebtedness outstanding pursuant to our Credit Facility and expect in the future to borrow additional amounts under our Credit Facility and, subject to market availability, to increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC LP, in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC LP in relation to our lender. In addition, borrowings or SBA debentures, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
As of September 30, 2011, we had outstanding borrowings of $240.9 million under our Credit Facility and $150.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $390.9 million and had a weighted average annual interest rate at the time of 2.20% exclusive of the fee on undrawn commitment of 0.20% and 3.43% upfront fees on the SBA debentures. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2011, at the then current rate, we would have to receive an annual yield of at least 1.01%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility borrowings and SBA debentures are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee payable to our Investment Adviser, will be borne by our common stockholders.
The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2011 of 42% of total assets (including such borrowed funds), at a weighted average rate at the time of 2.20%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%
Corresponding return to common stockholders(2)	(22.0)%	(11.9)%	(1.9)%	8.2%	18.3%
______________________

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

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
Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In the period from June 25, 2007, when we executed our Credit Facility, through September 30, 2011, the applicable LIBOR rate has decreased from 5.3% to 0.2%. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.
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
As a result of an issuance of debt securities, including SBA debentures, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other dividends or other payments to our common stockholders. If we issue debt securities, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

If we issue preferred stock, debt securities, convertible debt securities or units, the net asset value and market value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities, convertible debt or units would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities, convertible debt or units. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or units may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

We may in the future issue securities for which there is no public market and for which we expect no public market to develop.

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the NASDAQ, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of our Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Investment that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, serve as officers and directors of our controlled affiliate. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with our controlled affiliate, and any other affiliates that the Investment Adviser forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

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

We have entered into the License Agreement with PennantPark Investment Advisers, pursuant to which our Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon sixty days' written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser.

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

The trading market or market value of any publicly issued debt or convertible debt securities may be volatile.

If we publicly issue debt or convertible debt securities, they may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt or convertible debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt or convertible debt securities. These factors include the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption, repayment or convertible features, if any, of these debt securities

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

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
Stockholders who do not fully exercise rights or warrants issued to them in an offering of subscription rights or warrants to purchase our common stock should expect that they will, at the completion of an offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights or warrants. We cannot state precisely the amount of any such dilution in share ownership because we do not know what proportion of the common stock would be purchased as a result of any such offering.
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
We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business. See "Regulation" for more information.
Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS
We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.
All of our investments are recorded using broker or dealer quotes, or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and the fair value of our Credit Facility will be classified as Level 3 under Accounting Standards Codification, or ASC, 820, Fair Value Measurements. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer materially reduces the reliability of such information.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or proforma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically fair value each individual investment on a quarterly basis. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value. Likewise, we record unrealized depreciation if we believe that the underlying portfolio company has depreciated in value. As a result, there will be uncertainty as to the value of our portfolio investments.

We adjust quarterly the valuation of our portfolio to reflect our board of directors' determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the Statement of Operations as net change in unrealized appreciation or depreciation.

At September 30, 2011, many of our portfolio assets are recorded at fair value as determined in good faith by our board of directors. As we invest a greater percentage of our total assets in private investments, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises, particularly in light of recent market developments in which investor appetite for illiquid securities was substantially diminished. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.
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
If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business.
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

•
Senior Secured Loans: When we extend senior secured loans, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this will not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•
Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured loans and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive cash prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

•
Equity Investments: We have made and expect to continue to make select equity investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience.

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

Under the 1940 Act we may invest up to 30% of our assets in investments that are not qualifying assets for business development companies under the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

As a BDC, we may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made such qualifying assets represent at least 70% of the value of our total assets. Qualifying assets include investments in U.S. operating companies whose securities are not listed on a national securities exchange and companies listed on a national securities exchange subject to a market capitalization limit of $250 million. Qualifying assets also include cash, cash equivalents, government securities and high quality debt securities maturing in one year or less from the time of investment.

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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
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
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment.
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

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.
Because we do not generally hold controlling equity interests in our portfolio companies, we are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
Because we do not generally have controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.
An investment strategy focused primarily on privately held companies, including controlled equity interests, presents certain challenges, including the lack of available or comparable information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.
We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we will rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose value on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could have a materially adverse affect our investment returns as compared to companies investing primarily in the securities of public companies.

The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in senior secured loans, mezzanine debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to our investments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The part of our incentive fee payable to PennantPark Investment Advisers that relates to net investment income is computed and paid on income that has been accrued but that may not have been received in cash. PennantPark Investment Advisers is not obligated to reimburse us for any such incentive fees even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. As a result, there is a risk that we will pay incentive fees with respect to income that we never receive in cash.

We may make investments that cause our shareholders to bear investment advisory fees and other expenses on such investments in addition to our management fees and expenses.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. To the extent we so invest, we will bear our ratable share of any such investment company's expenses, including management and performance fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and incentive fees, to PennantPark Investment Advisers with respect to investments in the securities and instruments of other investment companies under our Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of PennantPark Investment Advisers as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.
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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK
We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. If we receive such approval from stockholders, in the future we may again issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.
We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. Such approval has allowed, and may again allow, us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.
Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders' investment. Although such return of capital may not be taxable, such distributions may increase an investor's tax liability for capital gains upon the future sale of our common stock.
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

We have significant flexibility in investing the net proceeds of any offering of our securities and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.
Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our net asset value, or NAV. Our shares traded on the NASDAQ Global Select Market at $8.92 and $10.61 as of September 30, 2011 and 2010, respectively. Our NAV was $10.13 and $10.69 as of September 30, 2011 and 2010, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.
The market price of our common stock may fluctuate significantly.
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	any loss of BDC, RIC or SBIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors;

•	conversion features of subscription rights, warrants or convertible debt; and

•	loss of a major funding source.
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
The SBA also limits an SBIC from investing idle funds in the following types of securities:

•	direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment;

•
repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government);

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or

•	a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less.

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
You may have current tax liabilities on distributions you reinvest in our common stock.
Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your federal income tax liability on the value of the common stock received. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions.”

There is a risk that our common stockholders may receive our stock as dividends, in which case they may be required to pay tax in excess of the cash they receive.

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
We incur significant costs as a result of being a publicly traded company.
As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes—Oxley Act of 2002, and other rules implemented by the SEC and the listing standards of the NASDAQ.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of PennantPark Investment Corporation or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Our bylaws require us to consult with the SEC staff before we repeal such exemption. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorizes our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.

These anti-takeover provisions may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the market price for our common stock.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
As of September 30, 2011, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings
None of us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition of results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on the NASDAQ Global Select Market.

Period		Closing Sales Price
	NAV(1)	High	Low	High Sales Price to NAV(2)	Low Sales Price to NAV(2)	Dividends Declared
Fiscal year ended September 30, 2011
Fourth quarter	$10.13	$11.52	$8.89	113%	88%	$0.27
Third quarter	11.08	12.43	10.97	112	99	0.27
Second quarter	11.30	13.05	11.21	115	99	0.27
First quarter	11.14	12.75	10.60	114	95	0.26
Fiscal year ended September 30, 2010
Fourth quarter	10.69	10.69	9.17	100	86	0.26
Third quarter	10.94	11.84	9.02	108	82	0.26
Second quarter	11.07	10.77	8.88	97	80	0.26
First quarter	11.86	9.15	7.63	77	64	0.25
Fiscal year ended September 30, 2009
Fourth quarter	11.85	9.06	6.28	76	53	0.24
Third quarter	11.72	7.65	3.85	65	33	0.24
Second quarter	12.00	4.05	2.64	34	22	0.24
First quarter	10.24	7.81	2.35	76	23	0.24
Fiscal year ended September 30, 2008
Fourth quarter	10.00	8.50	5.92	85	59	0.24
Third quarter	10.77	8.60	7.05	80	65	0.22
Second quarter	10.26	11.31	8.38	110	82	0.22
First quarter	12.07	14.49	9.08	120	75	0.22
Fiscal year ended September 30, 2007
Fourth quarter	12.83	14.76	12.61	115	98	0.22
Third quarter*	13.74	15.03	14.04	109	102	0.14
______________________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

*	From April 24, 2007 (commencement of trading) to June 30, 2007.

Shares of business development companies may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $8.92 and our NAV was $10.13 as of September 30, 2011. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future. As of September 30, 2011 we had 13 stockholders of record.

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

Record Dates	Payment Dates	Dividends Declared
Fiscal year ended September 30, 2011
September 23, 2011	October 3, 2011	$0.27
June 20, 2011	July 1, 2011	$0.27
March 15, 2011	April 1, 2011	$0.27
December 17, 2010	January 3, 2011	$0.26
Total		$1.07
Fiscal year ended September 30, 2010
September 14, 2010	October 1, 2010	$0.26
June 24, 2010	July 1, 2010	$0.26
March 25, 2010	April 1, 2010	$0.26
December 24, 2009	January 4, 2010	$0.25
Total		$1.03
Fiscal year ended September 30, 2009
September 8, 2009	October 1, 2009	$0.24
June 24, 2009	July 1, 2009	$0.24
March 25, 2009	April 1, 2009	$0.24
December 23, 2008	January 4, 2009	$0.24
Total		$0.96
Fiscal year ended September 30, 2008
September 24, 2008	October 1, 2008	$0.24
June 23, 2008	June 30, 2008	$0.22
March 24, 2008	March 31, 2008	$0.22
December 24, 2007	December 31, 2007	$0.22
Total		$0.90
Fiscal year ended September 30, 2007
September 25, 2007	September 28, 2007	$0.22
June 22, 2007	June 29, 2007	$0.14
Total		$0.36	*
______________________
*    $0.00107 per share is a tax return of capital
In January 2012, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.
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
Sale of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2011.
Stock Performance Graph
This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index for the period from April 24, 2007 (initial public offering) through September 30, 2011. The graph assumes that, on April 24, 2007, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
We have derived the financial information below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such periods. The Consolidated Statement of Operations data, Per share data and Consolidated Statement of Assets and Liabilities data for the fiscal years ended September 30, 2011, 2010 , 2009, 2008 and for the period from January 11, 2007 (inception) through September 30, 2007 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year ended September 30, 2011		Year ended September 30, 2010		Year ended September 30, 2009		Year ended September 30, 2008	For the period from January 11, 2007 (inception) through September 30, 2007
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:
Total investment income	$91,738		$60,140		$45,119		$39,811	$13,107
Net expenses before base management fee waiver	39,093		28,065		22,400		21,676	6,444
Net expenses after base management fee waiver(1)	39,093		28,065		22,400		21,255	5,803
Net investment income	52,645		32,075		22,719		18,556	7,304
Net realized and unrealized (loss) gain	(42,382)		(15,539)		13,083		(59,259)	(24,004)
Net increase/(decrease) in net assets resulting from operations	10,263		16,535		35,802		(40,703)	(16,699)
Per share data:
Net asset value (at period end)	10.13		10.69		11.85		10.00	12.83
Net investment income(2)	1.25		1.09		1.08		0.88	0.35
Net realized and unrealized (loss) gain(2)	(1.01)		(0.53)		0.62		(2.81)	(1.15)
Net increase/(decrease) in net assets resulting from operations(2)	0.24		0.56		1.70		(1.93)	(0.80)
Distributions declared(2),(6)	(1.10)		(1.09)		(0.96)		(0.90)	(0.36)
Consolidated Statement of Assets and Liabilities data (at period end):
Total assets	928,738		711,494		512,381		419,811	555,008
Total investment portfolio	827,549		664,724		469,760		372,148	291,017
Borrowings outstanding	388,792	(5)	233,641	(5)	175,475	(5)	202,000	10,000
Payable for investments purchased and unfunded investments	55,705		74,988		25,821		—	273,334
Total net asset value	462,657		386,575		300,580		210,728	270,393
Other data:
Total return(3)	(7.37)%		44.79%		30.39%		(38.58)%	(8.29)%
Number of portfolio companies (at period end)(4)	48		43		42		37	38
Yield on debt portfolio (at period end)(4)	13.3%		12.7%		11.4%		11.1%	10.1%
 ______________________

(1)	The base management fee waiver was in effect from inception through March 31, 2008.

(2)	Based on the weighted average shares outstanding for the respective periods.

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks”, "plans", "estimates" and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including, reports on Form 10-Q/K and current reports on Form 8-K.
You should understand that under Sections 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.
The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview
PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.
We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 to $50 million of capital, on average, in the securities of middle-market companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We may also invest in public middle-market U.S. companies that are thinly traded or have a small-market capitalization. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.
Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets over the last five years has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our Credit Facility, the SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. In the future, we may also securitize a portion of our investments to raise investment capital.
Organization and Structure of PennantPark Investment Corporation
PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to continue to be treated as a RIC and qualify annually under the Code.
Our wholly owned subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership on May 7, 2010 and received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act in July 2010. SBIC LP's objective is substantially similar to PennantPark Investment, generally co-investing in SBA eligible businesses that meet the investment criteria of PennantPark Investment.
Our investment activities are managed by PennantPark Investment Advisers. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement. The SBIC LP investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with PennantPark Investment Administration. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. Our board of directors, a majority of whom are independent of us and PennantPark Investment Advisers supervise our activities.

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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive.

PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2011, our portfolio totaled $827.5 million and consisted of $296.5 million of senior secured loans, $165.3 million of second lien secured debt, $309.3 million of subordinated debt and $56.4 million of preferred and common equity investments. Our portfolio consisted of 61% fixed-rate, 31% variable-rate with a LIBOR or prime floor, and 8% variable-rate investments. Our overall portfolio consisted of 48 companies with an average investment size of $17.2 million, a weighted average yield on debt investments of 13.3%, and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.
As of September 30, 2010, our portfolio totaled $664.7 million and consisted of $234.6 million of senior secured loans, $156.7 million of second lien secured debt, $223.9 million of subordinated debt and $49.5 million of preferred and common equity investments. Our debt portfolio consisted of 49% fixed-rate, 26% variable- rate with a LIBOR or prime floor and 25% variable-rate investments. Our overall portfolio consisted of 43 companies with an average investment size of $15.5 million and a weighted average yield on debt investments of 12.7%, and was invested 35% in senior secured loans, 24% in second lien secured debt, 34% in subordinated debt and 7% in preferred and common equity investments.
For the fiscal year ended September 30, 2011, we purchased $479.7 million of investments issued by 17 new and 11 existing portfolio companies with an overall weighted average yield of 13.7% on debt investments. This compares to purchasing $309.5 million in 17 new and 12 existing portfolio companies with an overall weighted average yield of 14.9% on debt investments, and purchasing $112.7 million in 11 new and 8 existing portfolio companies with an overall weighted average yield of 14.5% on debt investments for the fiscal years ended September 30, 2010 and 2009, respectively.
CRITICAL ACCOUNTING POLICIES
The discussion of our financial condition and results of operation is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.
Valuation of Portfolio Investments
Our investments generally consists of illiquid securities including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments, of sufficient credit quality, purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.
We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described in this Report, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and the differences could be material.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each portfolio company or investment being initially valued by the senior investment professionals of the Investment Adviser responsible for the portfolio investment;

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

(4)
The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)
Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

Fair Value Measurements, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.
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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such data may be the result of consensus pricing information or broker quotes which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes from brokers/dealers accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

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

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value.

The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities including the SBA debentures. For the years ended September 30, 2011 and 2010, our Credit Facility had a net change in unrealized appreciation of $11.9 million and $35.7 million, respectively. As of September 30, 2011 and 2010, net unrealized depreciation on our Credit Facility totaled $2.1 million and $14.0 million, respectively. We use a nationally recognized independent valuation services to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

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
Federal Income Taxes
We operate so as to qualify to maintain our election to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we have retained and may continue to retain such net capital gains or ordinary income to provide us with additional liquidity.
Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

RESULTS OF OPERATIONS
Set forth below are our results of operations for the fiscal years ended September 30, 2011, 2010 and 2009.
Investment Income
Investment income for the fiscal year ended September 30, 2011 was $91.7 million and was primarily attributable to $37.1 million from senior secured loan investments, $15.2 million from second lien secured debt investments, and $38.8 million from subordinated debt investments. The increase in investment income over the prior year was due to growth of our portfolio which was also driven by investment of the proceeds from our equity offering and rotation out of lower yielding assets.
Investment income for the fiscal year ended September 30, 2010 was $60.1 million and was attributable to $19.5 million from senior secured loan investments, $14.1 million from second lien secured debt investments, and $26.5 million from subordinated debt investments. The increase in investment income over the prior year was due to the growth in our overall portfolio which was also driven by investment of the proceeds from our equity offerings and rotation out of lower yielding assets.
Investment income for the fiscal year ended September 30, 2009 was $45.1 million and was primarily attributable to $6.0 million from senior secured loan investments, $12.2 million from second lien secured debt investments, and $24.1 million from subordinated debt investments. For the same period remaining investment income was primarily attributed to interest income from net accretion of discount and amortization of premium. The increase in investment income over the prior year was due to the growth in our overall portfolio.
Expenses
Expenses for the fiscal year ended September 30, 2011 totaled $39.1 million. Base management fees for the same period totaled $14.9 million, performance-based incentive fee totaled $13.2 million, Credit Facility and SBA debentures related expenses totaled $5.3 million, general and administrative expenses totaled $5.5 million and an excise tax of $0.2 million was incurred. The increase in expenses over the prior year was primarily due to the growth of our portfolio as well as increased borrowing costs.
Expenses for the fiscal year ended September 30, 2010 totaled $28.0 million. Base management fees for the same period totaled $11.6 million, performance-based incentive fee totaled $8.0 million, Credit Facility and SBA debentures related expenses totaled $3.7 million, general and administrative expenses totaled $4.6 million and an excise tax of $0.1 million was incurred. The increase in expenses over the prior year was primarily due to the growth of our portfolio.
Net expenses for the fiscal year ended September 30, 2009 totaled $22.4 million. Base management fees for the same period totaled $7.7 million, performance-based incentive fee totaled $5.7 million, Credit Facility related expense totaled $4.6 million and general and administrative expenses totaled $4.4 million. The increase in expenses other the prior year was due to the growth of our portfolio and offset by the reduced borrowing costs under our Credit Facility.
Net Investment Income
Net investment income totaled $52.6 million or $1.25 per share, $32.1 million or $1.09 per share and $22.7 million or $1.08 per share, respectively, for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The increase in per share net investment income from 2010 to 2011 was the result of the growth of our portfolio.
Net Realized Gains or Losses
Sales and repayments of long-term investments for the fiscal years ended September 30, 2011, 2010 and 2009 totaled $304.0 million, $145.2 million and $28.0 million, respectively, and net realized gains (losses) totaled $16.3 million, $(15.4) million and $(39.2) million, respectively. Net realized gains increased over the prior year due to sales and repayments of our investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Facility
Net change in unrealized (depreciation) appreciation on investments totaled $(46.8) million, $35.5 million and $44.5 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Net change in unrealized (appreciation) depreciation on our Credit Facility totaled $(11.9) million, $(35.7) million and $7.8 million for the same periods, respectively. Net change in unrealized depreciation on investments increased over the prior year due to the overall deterioration in the leveraged finance markets. Net change in unrealized (appreciation) on our Credit Facility over the prior year is the result of its approaching maturity.
Net Increase in Net Assets Resulting From Operations
Net increase in net assets resulting from operations totaled $10.3 million, or $0.24 per share, $16.5 million, or $0.56 per share, and $35.8 million, or $1.70 per share for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The net increase in net assets from operations was lower than the prior year due to the continued growth in net investment income as a result of growing our portfolio and realized gains offset by the appreciation in the value of our Credit Facility as it approaches maturity and depreciation on our investments.

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
We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA through SBIC LP, among other sources. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure considering our Credit Facility matures in June 2012. We are in discussions with lenders regarding a new credit facility to replace our existing facility, which matures in June 2012. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed below. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
On June 25, 2007, PennantPark Investment entered into a Credit Facility, with various lenders and SunTrust Bank, as administrative agent for the lenders. As of September 30, 2011 and 2010, we had outstanding borrowings of $240.9 million and $233.1 million (including a $5.2 million temporary draw) under the Credit Facility, with a weighted average interest rate of 1.27% and 1.34%, exclusive of the fee on undrawn commitment of 0.20%, and $74.1 million and $66.9 million of unused borrowing capacity, respectively.
Under our Credit Facility, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $315.0 million outstanding at any one time. The Credit Facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and is secured by substantially all of our investment portfolio assets, except for those assets of SBIC LP. Pricing of borrowings under our Credit Facility is set at 100 basis points over LIBOR.
Our Credit Facility contains affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in PennantPark Investment and its subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0, (excluding any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio. As of September 30, 2011, we are in compliance with the terms of our Credit Facility.
In accordance with the 1940 Act, with certain limited exceptions, the PennantPark Investment is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2011, 2010, 2009, 2008 and 2007 our asset coverage for borrowed amounts was 294%, 266%, 271%, 204% and 2,804%. As of September 30, 2011, we have excluded the SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief.
For the fiscal year ended September 30, 2011, we sold 9.2 million shares of our common stock, inclusive of the underwriters’ over-allotment options, resulting in net proceeds of $108.3 million. This compares to selling 10.8 million shares of common stock, inclusive of the underwriters’ over-allotment option, resulting in net proceeds of $101.7 million, for the fiscal year ended September 30, 2010. Any decision to sell shares below the then current net asset value per share of our common stock in one or more offerings is subject to shareholder approval and the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to our stockholder’s interest in our common stock and a reduction of our net asset value per share.
SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including, but not limited to, an examination by the SBA. As of September 30, 2011, we have committed $75.0 million to SBIC LP, fully funded it with equity capital and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital.

As of September 30, 2011, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% inclusive of the 3.43% upfront fees). The SBA debenture's upfront fees of 3.43% consists of a commitment fee of 1% and an issuance at a 2.43% discount to face. Both fees are amortized over the life of the loans.

		As of September 30, 2011		As of September 30, 2010
Issuance Dates	Maturity	All-in Coupon Rate (1)	Principal Balance	All-in Coupon Rate (1)	Principal Balance
Fixed SBA Debentures
September 22, 2010	September 1, 2020	3.50%	$500,000	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46%	44,500,000	—	—
September 21, 2011	September 1, 2021	3.38%	105,000,000	—	—
		3.70%	150,000,000	3.50%	500,000
Interim SBA Debentures		—	—	0.84%	14,000,000
Total SBA Debentures		3.70%	$150,000,000	0.93%	$14,500,000
SBA Commitment			$150,000,000		$33,500,000
Available Undrawn SBA Commitment			$—		$19,000,000
__________________________________
(1) Excludes 3.43% of upfront fees.
The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations. As of September 30, 2011, SBIC LP is in compliance with its regulatory requirements.
On June 1, 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from our asset coverage calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.
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
At September 30, 2011, we had approximately $49 million of assets bearing a coupon of 9% or lower. We will look to rotate these assets into new higher yielding investments over time.
Our operating activities used cash of $137.8 million for the fiscal year ended September 30, 2011, and our financing activities provided net cash proceeds of $207.6 million for the same period. Our operating activities used cash primarily for investing that was provided primarily from proceeds from our follow-on public offering of common stock and draws under our Credit Facility and SBA debentures.
Our operating activities used cash of $127.1 million for the fiscal year ended September 30, 2010, and our financing activities provided net cash proceeds of $95.6 million for the same period, primarily from proceeds from a follow-on public offerings of common stock. Our operating activities used cash primarily for investing, that was provided from proceeds from secondary public offerings and draws under our Credit Facility.
Our operating activities used cash of $42.4 million for the fiscal year ended September 30, 2009, and our financing activities provided cash proceeds of $35.4 million for the same period, primarily from borrowings under our Credit Facility. Our operating activities used cash primarily for investing that was provided from proceeds from our Credit Facility.

Contractual Obligations
A summary of our significant contractual payment obligations including borrowings under our Credit Facility and other contractual obligations are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured revolving Credit Facility(1)	$240.9	$240.9	$—	$—	$—
SBA debentures	150.0	—	—	—	150.0
Subtotal debt outstanding(2)	390.9	240.9	—	—	150.0
Unfunded investments(3)	37.1	18.5	18.6	—	—
Total contractual obligations	$428.0	$259.4	$18.6	$—	$150.0
______________________

(1)	As of September 30, 2011, we had $74.1 million of unused borrowing capacity under our Credit Facility, subject to various restrictions and covenants.

(2)
The weighted average interest rate on the total debt outstanding as of September 30, 2011 was 2.20% exclusive of the fee on undrawn commitment of 0.20% on the Credit Facility and 3.43% of upfront fees on the SBA debentures.

(3)
Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments in first lien secured debt and subordinated debt investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2011, PennantPark Investment Advisers serves as our investment adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with SBIC LP. SBIC LP's investment management agreement does not effect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period is equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to our Consolidated Financial Statements.

Under our Administration Agreement, which was renewed in February 2011, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with SBIC LP, which is intended to have no effect on the consolidated administration fee. We, through the Administrator, provide administrative and managerial assistance to our controlled affiliate, SPH. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See Note 3 to our Consolidated Financial Statements.
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
Distributions
In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the fiscal year ended September 30, 2011 and 2010, we have elected to retain a portion of our calendar year income and record an excise tax of $0.2 million and $0.1 million, respectively.
During the fiscal years ended September 30, 2011, 2010 and 2009, we declared to stockholders distributions of $1.07, $1.03 and $0.96 per share, respectively, for total distributions of $46.3 million, $32.3 million and $20.2 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. The specific tax characteristics of the distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in a periodic report filed with the SEC.
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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2001, our portfolio consisted of 61% fixed-rate, 31% variable-rate with a LIBOR or prime floor, and 8% variable-rate investments. The variable rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefits from market rates above a floor.
Assuming that the balance sheet as of September 30, 2011 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which would reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.
PennantPark Investment’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2011. This report appears on page 65.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
PennantPark Investment Corporation and its Subsidiaries:
We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedules of investments as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years ended September 30, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
November 16, 2011

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
PennantPark Investment Corporation and its Subsidiaries:
We have audited PennantPark Investment Corporation and its Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 63 of the Annual Report on Form 10-K, and Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework, issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedules of investments as of September 30, 2011 and 2010, and the related statements of operations, changes in net assets, and cash flows for the years ended September 30, 2011, 2010 and 2009, and our report dated November 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
November 16, 2011

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2011	2010
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$816,078,311 and $631,280,755, respectively)	$773,375,381	$641,290,626
Non-controlled, affiliated investments, at fair value (cost—$36,744,425 and $17,427,648, respectively)	40,673,133	15,433,680
Controlled, affiliated investments, at fair value (cost—$13,500,100 and $8,000,100, respectively)	13,500,001	8,000,100
Total of Investments, at fair value (cost – $866,322,836 and $656,708,503, respectively)	827,548,515	664,724,406
Cash equivalents (See Note 9)	71,604,519	1,814,451
Interest receivable	10,878,236	12,814,096
Receivable for investments sold	13,118,967	30,254,774
Prepaid expenses and other assets	5,587,977	1,886,119
Total assets	928,738,214	711,493,846
Liabilities
Distributions payable	12,336,241	9,401,281
Payable for investments purchased	18,572,499	52,785,000
Unfunded investments	37,132,151	22,203,434
Credit facility payable (cost—$240,900,000 and $233,100,000, respectively), (See Notes 5 and 11)	238,792,125	219,141,125
SBA debentures payable (cost—$150,000,000 and $14,500,000, respectively), (See Notes 5 and 11)	150,000,000	14,500,000
Interest payable on credit facility and SBA debentures	687,362	215,135
Management fee payable (See Note 3)	4,008,054	3,286,816
Performance-based incentive fee payable (See Note 3)	3,773,829	2,239,011
Accrued other expenses	778,757	1,146,821
Total liabilities	466,081,018	324,918,623
Net Assets
Common stock, 45,689,781 and 36,158,772 shares are issued and outstanding, respectively. Par value is $0.001 per share and 100,000,000 shares are authorized.	45,690	36,159
Paid-in capital in excess of par value	540,603,020	428,675,184
Undistributed net investment income	8,326,854	1,800,646
Accumulated net realized loss on investments	(49,651,922)	(65,911,544)
Net unrealized appreciation (depreciation) on investments	(38,774,321)	8,015,903
Net unrealized depreciation on credit facility	2,107,875	13,958,875
Total net assets	$462,657,196	$386,575,223
Total liabilities and net assets	$928,738,214	$711,493,846
Net asset value per share	$10.13	$10.69
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2011	2010	2009
Investment income:
From non-controlled, non-affiliated investments:
Interest	$83,632,455	$57,467,862	$43,613,233
Other	4,726,387	1,069,514	154,311
From non-controlled, affiliated investments:
Interest	2,217,320	1,392,381	1,351,227
From controlled, affiliated investments:
Interest	1,162,333	210,000	—
Total investment income	91,738,495	60,139,757	45,118,771
Expenses:
Base management fee (See Note 3)	14,899,983	11,618,773	7,715,615
Performance-based incentive fee (See Note 3)	13,161,597	8,018,309	5,683,388
Interest and expenses on the credit facility and SBA debentures (See Note 11)	5,322,231	3,672,444	4,628,564
Administrative services expenses (See Note 3)	2,596,756	2,328,210	2,319,759
Other general and administrative expenses	2,884,029	2,329,110	2,052,530
Expenses before income tax	38,864,596	27,966,846	22,399,856
Income tax	228,824	98,294	—
Total Expenses	39,093,420	28,065,140	22,399,856
Net investment income	52,645,075	32,074,617	22,718,915
Realized and unrealized gain (loss) on investments and credit facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	16,259,622	(15,417,097)	(39,243,879)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(45,350,345)	36,275,341	46,954,325
Non-controlled and controlled, affiliated investments	(1,439,878)	(731,625)	(2,455,952)
Credit facility (appreciation) depreciation (See Note 5 and 11)	(11,851,000)	(35,665,745)	7,828,620
Net change in unrealized (depreciation) appreciation	(58,641,223)	(122,029)	52,326,993
Net realized and unrealized gain (loss) from investments and credit facility	(42,381,601)	(15,539,126)	13,083,114
Net increase in net assets resulting from operations	$10,263,474	$16,535,491	$35,802,029
Net increase in net assets resulting from operations per common share (See Note 7)	$0.24	$0.56	$1.70
Net investment income per common share	$1.25	$1.09	$1.08

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years ended September 30,
	2011	2010	2009
Net increase in net assets from operations:
Net investment income	$52,645,075	$32,074,617	$22,718,915
Net realized gain(loss) on investments	16,259,622	(15,417,097)	(39,243,879)
Net change in unrealized (depreciation) appreciation on investments	(46,790,223)	35,543,716	44,498,373
Net change in unrealized (appreciation) depreciation on credit facility	(11,851,000)	(35,665,745)	7,828,620
Net increase in net assets resulting from operations	10,263,474	16,535,491	35,802,029
Distributions to stockholders:
Distributions from net investment income	(46,347,691)	(32,264,036)	(20,226,021)
Capital transactions:
Public offering	114,080,000	107,710,000	34,400,000
Offering costs	(5,743,800)	(5,986,500)	(1,920,000)
Reinvestment of dividends	3,829,990	—	—
Total increase in net assets	76,081,973	85,994,955	48,056,008
Net Assets:
Beginning of year	386,575,223	300,580,268	210,728,260
Cumulative effect of adoption of fair value option (See Note 5)	—	—	41,796,000
Adjusted beginning of year balance	386,575,223	300,580,268	252,524,260
End of year	$462,657,196	$386,575,223	$300,580,268
Undistributed net investment income, at year end	$8,326,854	$1,800,646	$1,890,235
Capital Share Activity:
Shares issued from public offerings	9,200,000	10,790,000	4,300,000
Shares issued from reinvestment of dividends	331,011	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,263,474	$16,535,491	$35,802,029
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in net unrealized depreciation (appreciation) on investments	46,790,223	(35,543,716)	(44,498,373)
Net change in unrealized appreciation (depreciation) on credit facility	11,851,000	35,665,745	(7,828,620)
Net realized (gain) loss on investments	(16,259,622)	15,417,097	39,243,879
Net accretion of discount and amortization of premium	(6,745,834)	(4,203,920)	(2,890,687)
Purchase of investments	(479,733,669)	(309,455,078)	(112,693,490)
Payment-in-kind interest	(10,883,750)	(6,416,075)	(4,729,590)
Proceeds from disposition of investments	304,008,543	145,237,359	27,956,008
Decrease (Increase) in interest receivable	1,935,860	(7,275,040)	507,143
Decrease (Increase) in receivables for investments sold	17,135,807	(27,528,767)	(2,726,007)
(Decrease) Increase in payables for investments purchased	(34,212,501)	33,295,475	19,489,525
Increase in unfunded investments	14,928,717	15,872,049	6,331,385
Increase (Decrease) in interest payable on credit facility and SBA debentures	472,227	142,347	(652,529)
Decrease (Increase) in prepaid expenses and other assets	749,017	(90,927)	258,912
Increase in management fee payable	721,238	1,066,706	2,134,214
Increase in performance-based incentive fee payable	1,534,818	730,847	1,385,131
(Decrease) Increase in accrued other expenses	(368,064)	(500,423)	555,556
Net cash used for operating activities	(137,812,516)	(127,050,830)	(42,355,514)
Cash flows from financing activities:
Public offering	114,080,000	107,710,000	34,400,000
Offering costs	(5,743,800)	(5,986,500)	(1,920,000)
Distributions paid	(39,582,741)	(27,919,260)	(20,226,021)
Borrowings under SBA debentures (See Note 11)	135,500,000	14,500,000	—
Capitalized borrowing costs	(4,450,875)	(686,625)	—
Borrowings under credit facility (See Note 11)	701,900,000	256,000,000	169,600,000
Repayments under credit facility (See Note 11)	(694,100,000)	(248,000,000)	(146,500,000)
Net cash provided by financing activities	207,602,584	95,617,615	35,353,979
Net increase (decrease) in cash equivalents	69,790,068	(31,433,215)	(7,001,535)
Cash equivalents, beginning of year	1,814,451	33,247,666	40,249,201
Cash equivalents, end of year	$71,604,519	$1,814,451	$33,247,666
Supplemental disclosure of cash flow information and non-cash activity (See Note 5):
Interest paid	$4,149,149	$3,161,048	$5,014,055
Income taxes paid	123,824	98,294	—
Dividend reinvested	3,829,990	—	—
Cumulative effect of adoption of fair value option on credit facility	—	—	41,796,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30,2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—167.2%(1),(2)
First Lien Secured Debt—60.6%
American Surgical Holdings, Inc.	3/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	$20,300,000	$19,748,930	$20,300,000
CEVA Group PLC (5),(10)	10/1/2016	Logistics	11.63%		—		7,500,000	7,328,729	7,331,250
CEVA Group PLC (5),(10)	4/1/2018	Logistics	11.50%		—		1,000,000	988,872	920,000
Chester Downs and Marina, LLC	7/29/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,358,254	11,024,166	11,310,924
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	9,800,000
Covad Communications Group, Inc.(5)	11/3/2015	Telecommunications	12.00%		L+1,000	(8)	6,475,000	6,362,696	6,345,500
Good Sam Enterprises, LLC (5) (f/k/a Affinity Group Holdings Inc.)	12/1/2016	Consumer Products	11.50%		—		12,000,000	11,759,625	11,220,000
Hanley-Wood, L.L.C.	3/10/2014	Other Media	2.56%		L+225		8,662,500	8,662,500	4,222,969
Instant Web, Inc.	8/7/2014	Printing and Publishing	14.50%		L+950	(8)	24,625,000	24,227,464	25,683,875
Interactive Health Solutions, Inc.	10/4/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	19,000,000	18,572,500	18,572,500
Jacuzzi Brands Corp.	2/7/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.51%		L+225		9,671,622	9,671,622	6,866,851
K2 Pure Solutions NoCal, L.P.	9/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	18,002,959	18,004,875
Kadmon Pharmaceuticals, LLC (f/k/a Three Rivers Pharmaceutical, L.L.C.)	10/22/2011	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	29,066,987	27,940,332	30,811,006
Learning Care Group, Inc.	4/27/2016	Education	12.00%		—		26,052,632	25,555,967	25,401,316
Penton Media, Inc.	8/1/2014	Other Media	5.00%	(6)	L+400	(8)	37,779,699	32,241,162	26,130,971
Prepaid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%	(6)	L+600	(8)	2,000,000	1,970,966	1,900,000
Prepaid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%	(6)	L+950	(8)	35,000,000	33,978,263	33,250,000
Questex Media Group LLC	12/16/2012	Other Media	10.50%		—		26,721	26,721	26,721
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		240,485	240,485	240,485
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	17,302,083	17,047,133	17,215,572
Yonkers Racing Corp. (5)	7/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,391,231	4,590,000
Total First Lien Secured Debt								$289,742,323	$280,144,815

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares		Cost	Fair Value(3)
Second Lien Secured Debt—32.9%
Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy/Utilities	6.30%		L+600		$13,600,000		$13,300,431	$11,832,000
Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy/Utilities	7.33%		L+700		12,000,000		11,821,275	10,680,000
DirectBuy Holdings, Inc.(5)	2/1/2017	Consumer Products	12.00%		—		34,000,000		31,944,865	10,710,000
Eureka Hunter Pipeline, LLC	8/16/2018	Energy/Utilities	12.50%	(6)	—		31,000,000	—	31,000,000	31,000,000
Eureka Hunter Pipeline, LLC (9)	8/15/2012	Energy/Utilities	—		—		19,000,000	—	18,525,000	18,525,000
Greatwide Logistics Services, L.L.C.	3/1/2014	Cargo Transport	11.00%	(6)	L+700	(8)	2,860,871		2,860,871	2,860,871
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,971,450		2,971,450	2,692,134
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50%	(6)	L+750	(8)	1,990,370		1,990,370	1,737,593
RAM Energy Resources, Inc.	9/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000		16,672,749	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000		10,000,000	9,760,000
ROC Finance LLC and ROC Finance 1 Corp	9/1/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000		15,726,668	16,160,000
Sheridan Holdings, Inc.	6/15/2015	Healthcare, Education and Childcare	6.07%	(6)	L+575		13,500,000		11,856,253	12,521,250
TransFirst Holdings, Inc.	6/15/2015	Financial Services	6.24%	(6)	L+600		7,811,488		7,422,480	6,756,937
Total Second Lien Secured Debt									$176,092,412	$152,065,785

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par/ Shares	Cost	Fair Value(3)
Subordinated Debt/Corporate Notes—65.0%
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	$26,345,000	$26,391,240	$20,285,650
Aquilex Holdings, LLC (5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—	18,885,000	18,440,262	8,309,400
Consolidated Foundries, Inc.	4/17/2015	Aerospace and Defense	14.25%	(6)	—	8,109,468	7,997,216	8,109,468
Diversitech Corporation	1/29/2017	Manufacturing / Basic Industry	13.50%	(6)	—	11,000,000	10,783,491	10,780,000
Escort, Inc.	6/1/2016	Electronics	14.75%	(6)	—	24,560,142	23,964,150	24,314,541
Last Mile Funding, Corp. (3PD, Inc.)	6/30/2016	Cargo Transport	14.50%	(6)	—	44,456,391	43,380,579	43,344,981
Learning Care Group (US) Inc.	6/30/2016	Education	15.00%	(6)	—	4,566,982	3,891,689	4,133,119
LTI Flexible Products, Inc.	1/26/2017	Chemical, Plastic and Rubber	13.88%	(6)	—	33,937,985	33,119,280	33,768,295
Mailsouth, Inc.	6/15/2017	Printing and Publishing	14.50%	(6)	—	15,000,000	14,579,991	14,640,000
MedQuist, Inc.	10/14/2016	Business Services	13.00%	(6)	—	19,000,000	18,492,685	19,950,000
PAS Technologies, Inc.	5/12/2017	Aerospace and Defense	14.02%	(6)	—	16,785,000	16,400,403	16,600,365
Prince Mineral Holdings Corp.	12/3/2016	Mining, Steel, Iron and Non-Precious Metals	13.50%	(6)	—	26,169,195	25,667,843	25,645,811
Realogy Corp.	4/15/2018	Buildings and Real Estate	11.00%		—	10,000,000	9,159,259	7,800,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00%	(6)	—	12,020,950	11,683,548	11,984,887
UP Support Services, Inc.	2/8/2015	Oil and Gas	19.00%	(6)	—	26,276,070	26,063,224	24,173,984
Veritext Corp.	12/31/2015	Business Services	14.00%	(6)	—	15,000,000	14,686,238	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—	12,000,000	11,700,000	12,000,000
Total Subordinated Debt/Corporate Notes							$316,401,098	$300,840,501
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par/ Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests—1.7%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$491,004
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	7,505	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	909	909,248	1,328,977
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies)	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	2,026,969
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,581,165
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	—
Verde Parent Holdings, Inc. (VPSI, Inc)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,911,003
Total Preferred Equity/Partnership Interests						$10,268,187	$8,024,938

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par/ Shares		Cost	Fair Value(3)
Common Equity/Warrants/Partnership Interests—7.0%(7)
AH Holdings, Inc (American Surgical Holdings, Inc.) (Warrants)	3/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
CEA Autumn Management, LLC	—	Broadcasting and Entertainment	—	—	1,333		3,000,000	280,176
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,856		18,556	1,443,556
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556		2,277,209	8,431,871
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000		1,350,000	469,500
Kadmon Corporation, LLC, Class A (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920		1,236,832	295,205
Kadmon Corporation, LLC, Class D (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920		1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	4/27/2020	Education	—	—	1,267		779,920	112,064
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,221,932	—	3,239,999	4,044,595
Magnum Hunter Resources Corporation (Warrants)	10/14/2013	Oil and Gas	—	—	122,193	—	105,697	61,091
MidOcean PPL Holdings, Inc. (Pre-Paid LegalServices, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	3,320,146
PAS Tech Holdings, Inc. (PAS Technologies)	—	Aerospace and Defense	—	—	20,000		20,000	101,931
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325		1,306,167	1,352,585
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531		—	166,063
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500		29,400	577,061
Transportation 100 Holdco, LLC (Greatwide Logistics Services, LLC)	—	Cargo Transport	—	—	137,923		2,111,588	1,521,406
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2		9,843	1,591,505
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742		1,107	—
Verde Parent Holdings, Inc ( VPSI, Inc.)	—	Personal Transportation	—	—	9,166		9,166	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526		4,050,000	7,501,780
Total Common Equity/Warrants/Partnership Interests							23,574,291	32,299,342
Investments in Non-Controlled, Non-Affiliated Portfolio Companies							$816,078,311	$773,375,381

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.8%(1),(2)
First Lien Secured Debt—1.4%
EnviroSolutions, Inc.(9)	7/29/2013	Environmental Services	2.72%		—		6,666,666	$6,666,666	$6,666,666
Second Lien Secured Debt—2.9%
EnviroSolutions, Inc.	7/29/2014	Environmental Services	8.00%		L+600	(8)	5,870,416	5,870,416	5,870,416
Performance, Inc.	1/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,336,000
Total Second Lien Secured Debt								13,870,416	13,206,416
Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	7/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00%	(6)	—		6,775,991	6,617,860	6,403,311
Common Equity/Partnership Interest—3.1%(7)
EnviroSolutions, Inc.	—	Environmental Services	—		—		37,382	2,710,036	5,641,925
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—		—		50,102	3,129,447	7,561,205
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	1,193,610
Total Common Equity/Partnership Interest								9,589,483	14,396,740
Investments in Non-Controlled, Affiliated Portfolio Companies								$36,744,425	$40,673,133

Investments in Controlled, Affiliated Portfolio Companies—2.9%(1),(2)
First Lien Secured Debt—2.1%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00%	(6)	—		9,200,000	9,200,000	9,676,650
Subordinated Debt/Corporate Notes—0.5%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00%	(6)	—		2,300,000	2,300,000	2,085,357
Preferred Equity—0.4%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,737,994
Common Equity—0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—
Investments in Controlled, Affiliated Portfolio Companies								13,500,100	13,500,001
Total Investments—178.9%								866,322,836	827,548,515
Cash Equivalents—15.5%							71,604,519	71,604,519	71,604,519
Total Investments and Cash Equivalents—194.3%								$937,927,355	$899,153,034
Liabilities in Excess of Other Assets—(94.3%)									(436,495,838)
Net Assets—100.0%									$462,657,196

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2011

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—165.9%(1),(2)
First Lien Secured Debt—59.3%
Airvana Networks Solution, Inc.	8/27/2014	Communications	11.00%		L+900	(8)	$13,583,333	$13,316,337	$13,447,500
Birch Communications, Inc.	6/21/2015	Telecommunications	15.00%		L+1,300	(8)	16,363,636	15,786,257	16,363,636
Birch Communications, Inc.	1/31/2011	Telecommunications	—		—		3,636,364	3,636,364	3,636,364
CEVA Group PLC (5),(10)	10/1/2016	Logistics	11.63%		—		7,500,000	7,305,603	7,912,500
CEVA Group PLC (5),(10)	4/1/2018	Logistics	11.50%		—		1,000,000	987,774	1,045,000
Chester Downs and Marina, LLC	7/31/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	9,250,000	8,765,468	9,296,250
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,048,000
EnviroSolutions, Inc. (9)	7/29/2013	Environmental Services	—		—		6,666,666	6,666,666	6,666,666
Fairway Group Acquisition Company	10/1/2014	Grocery	12.00%		L+950 P+850	(8)	11,905,025	11,650,744	11,845,500
Hanley-Wood, L.L.C.	3/8/2014	Other Media	2.62%		L+225		8,752,500	8,752,500	3,894,863
Instant Web, Inc.	8/7/2014	Printing and Publishing	14.50%		L+950	(8)	24,875,000	24,402,321	24,875,000
Jacuzzi Brands Corp.	2/7/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.71%		L+225		9,744,595	9,744,595	7,874,850
K2 Pure Solutions NoCal, L.P.	9/10/2015	Chemicals, Plastics and Rubber	10.00%		L+675	(8)	19,000,000	17,866,826	18,240,000
Learning Care Group, Inc.	4/27/2016	Education	12.00%		—		26,052,631	25,481,512	26,052,631
Mattress Holding Corp.	1/18/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.54%		L+225		3,844,931	3,844,931	3,345,090
Penton Media, Inc.	8/1/2014	Other Media	5.00%	(6)	L+400	(8)	9,829,738	8,432,037	6,995,500
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+650	(8)	66,801	66,801	64,263
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		200,404	200,404	192,789
Sugarhouse HSP Gaming Prop.	9/23/2014	Hotels, Motels, Inns and Gaming	11.25%		L+825	(8)	29,500,000	28,756,343	29,702,813
Three Rivers Pharmaceutical, L.L.C.	10/22/2011	Healthcare, Education and Childcare	15.25%		L+1,300 P+1,200	(8)	25,000,000	21,861,968	21,861,968
Yonkers Racing Corp. (5)	7/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,381,967	4,882,500
Total First Lien Secured Debt								$231,907,418	$229,243,683

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares	Cost	Fair Value(3)
Second Lien Secured Debt—38.6%
Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy/Utilities	6.43%		L+600		13,600,000	$13,216,845	$11,696,000
Brand Energy and Infrastructure Services, Inc.	2/7/2015	Energy/Utilities	7.39%		L+700		12,000,000	11,776,589	10,410,000
EnviroSolutions, Inc.	7/29/2014	Environmental Services	8.00%		L+600	(8)	6,237,317	6,237,317	5,950,400
Generics International (U.S.), Inc.	4/30/2015	Healthcare, Education and Childcare	7.79%		L+750		12,000,000	11,958,469	11,940,000
Greatwide Logistics Services, L.L.C.	3/1/2014	Cargo Transport	11.00%	(6)	L+700	(8)	2,570,357	2,570,357	2,594,775
Mohegan Tribal Gaming Authority	11/1/2017	Hotels, Motels, Inns and Gaming	11.50%		—		5,000,000	4,825,762	4,475,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	3,219,319	3,219,319	2,675,254
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50%	(6)	L+850	(8)	1,773,703	1,773,703	1,349,788
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,600,000
Saint Acquisition Corp.(5)	5/15/2015	Transportation	8.13%		L+775		10,000,000	9,950,907	9,325,000
Saint Acquisition Corp.(5)	5/15/2017	Transportation	12.50%		—		19,000,000	17,039,991	19,118,750
Sheridan Holdings, Inc.	6/15/2015	Healthcare, Education and Childcare	6.05%	(6)	L+575		21,500,000	19,211,412	19,887,500
Specialized Technology Resources, Inc.	12/15/2014	Chemical, Plastics and Rubber	7.26%	(6)	L+700		22,500,000	22,490,129	22,500,000
TransFirst Holdings, Inc.	6/15/2015	Financial Services	6.29%	(6)	L+600		17,811,488	17,341,134	16,564,684
Total Second Lien Secured Debt								$151,611,934	$149,087,151

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)	Par/ Shares	Cost	Fair Value(3)
Subordinated Debt/Corporate Notes—56.1%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Products	11.63%		—	10,000,000	$9,855,000	$9,855,000
Aquilex Holdings, LLC (5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—	18,885,000	18,380,337	18,696,150
Consolidated Foundries, Inc.	4/17/2015	Aerospace and Defense	14.25%	(6)	—	8,109,468	7,973,429	8,170,289
CT Technologies Intermediate Holdings, Inc.	3/22/2014	Business Services	14.00%	(6)	—	20,720,892	20,359,932	21,425,401
Da-Lite Screen Company, Inc. (5)	4/1/2015	Home and Office Furnishings, Housewares and Durable Consumer Products	12.50%		—	25,000,000	24,379,843	25,625,000
i2 Holdings Ltd. (10)	6/6/2014	Aerospace and Defense	14.75%	(6)	—	23,283,292	22,970,124	23,283,292
Learning Care Group (US) Inc.	6/30/2016	Education	15.00%	(6)	—	3,947,368	3,194,611	3,592,105
MedQuist, Inc.	10/15/2016	Business Services	13.00%	(6)	—	19,000,000	18,430,000	18,430,000
Realogy Corp.	4/15/2015	Buildings and Real Estate	12.38%	(6)	—	10,000,000	9,055,731	7,900,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00%	(6)	—	11,721,019	11,361,858	11,838,229
Trizetto Group, Inc.	10/1/2016	Insurance	13.50%	(6)	—	20,501,960	20,331,704	21,117,018
UP Acquisition Sub Inc.	2/8/2015	Oil and Gas	15.50%	(6)	—	21,098,000	20,642,507	20,148,590
Veritext Corp.	12/31/2015	Business Services	14.00%	(6)	—	15,000,000	14,636,487	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—	12,000,000	11,700,000	12,000,000
Total Subordinated Debt/Corporate Notes							$213,271,563	$217,081,074

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2010

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par/ Shares	Cost	Fair Value(3)
Preferred Equity/Partnership Interests—2.0%(7)
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	319	$318,896	-
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	797	797,288	1,070,352
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	9.00%	—	144,375	144,376	148,909
i2 Holdings Ltd. (10)	—	Aerospace and Defense	12.00%	—	4,137,240	4,137,240	3,869,263
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,495,885
UP Holdings Inc., Class A-1 (UP Acquisitions Sub Inc.)	—	Oil and Gas	8.00%	—	91,608	2,499,066	495,851
Total Preferred Equity/Partnership Interests						$9,894,692	$7,766,080

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2010

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index(4)	Par/ Shares	Cost	Fair Value(3)
Common Equity/Warrants/Partnership Interests—9.9%(7)
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	$3,000,000	$3,000,000
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,627	16,271	387,012
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	3,200,000	7,987,755
EnviroSolutions, Inc.	—	Environmental Services	—	—	24,375	1,506,076	1,998,008
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—	—	49,005	3,027,906	4,016,429
i2 Holdings Ltd. (10)	—	Aerospace and Defense	—	—	457,322	454,030	—
Kadmon Holdings, L.L.C., Class A (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	1,780,693	1,780,693
Kadmon Holdings, L.L.C., Class D (Three Rivers Pharmaceutical, L.L.C.)	—	Healthcare, Education and Childcare	—	—	8,999	857,339	857,339
Learning Care Group (US) Inc. (Warrants)	4/27/2020	Education	—	—	1,267	779,920	633,308
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,055,932	2,464,999	4,350,440
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,081,683
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	132,803
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	973,875
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C)	—	Cargo Transport	—	—	137,923	2,111,588	4,589,906
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,688,629
UP Holdings Inc. (UP Acquisitions Sub Inc.)	—	Oil and Gas	—	—	91,608	916	—
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,634,758
Total Common Equity/Warrants/Partnership Interests						24,595,148	38,112,638
Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$631,280,755	$641,290,626

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)
September 30, 2010

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index(4)		Par/ Shares	Cost	Fair Value(3)
Investments in Non-Controlled, Affiliated Portfolio Companies—4.0%(1),(2)
Second Lien Secured Debt—2.0%
Performance, Inc.	1/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	7.50%		L+650	(8)	8,000,000	$8,000,000	$7,584,000
Subordinated Debt/Corporate Notes—1.5%
Performance Holdings, Inc.	7/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00%	(6)	—		5,848,176	5,677,648	5,745,832
Common Equity/Partnership Interest—0.5%(7)
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		37,500	3,750,000	2,103,848
Investments in Non-Controlled, Affiliated Portfolio Companies								17,427,648	15,433,680
Investments in Controlled, Affiliated Portfolio Companies—2.1%(1),(2)
First Lien Secured Debt—1.4%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00%	(6)	—		4,800,000	4,800,000	5,352,000
Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00%	(6)	—		1,200,000	1,200,000	1,142,398
Preferred Equity—0.4%(7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,505,602
Common Equity—0.0%(7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	100
Investments in Controlled, Affiliated Portfolio Companies								8,000,100	8,000,100
Total Investments—172.0%								656,708,503	664,724,406
Cash Equivalents—0.5%							1,814,451	1,814,451	1,814,451
Total Investments and Cash Equivalents—172.5%								$658,522,954	$666,538,857
Liabilities in Excess of Other Assets—(72.5%)									(279,963,634)
Net Assets—100.0%									$386,575,223
______________________

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its consolidated subsidiaries. "SBIC LP " refer to our wholly owned, consolidated Small Business Investment Company, or SBIC, PennantPark SBIC LP.

1. ORGANIZATION
PennantPark Investment Corporation was organized as a Maryland corporation on January 11, 2007. PennantPark Investment is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. PennantPark Investment invests primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.
On April 24, 2007, PennantPark Investment closed its initial public offering and its common stock trades on the NASDAQ Global Select Market under the symbol “PNNT”. PennantPark Investment completed its initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since PennantPark Investment's initial public offering, it has sold 24.3 million shares of common stock through follow-on public offerings, resulting in net proceeds of $242.5 million. During the year ended September 30, 2011, PennantPark Investment sold 9.2 million shares in a follow-on public offering including the overallotment, resulting in net proceeds of $108.3 million.
We are externally managed by PennantPark Investment Advisers, LLC, the Investment Adviser or PennantPark Investment Advisers. PennantPark Investment Administration, LLC, or the Administrator or PennantPark Investment Administration provides the administrative services necessary for us to operate.
PennantPark SBIC LP, or either SBIC LP or our SBIC and its general partner, PennantPark SBIC GP, LLC, the SBIC GP, were organized in Delaware as a limited partnership and a limited liability company, respectively, on May 7, 2010 and began operations on June 11, 2010. SBIC LP received a license from the Small Business Administration, or SBA, to operate as a SBIC, effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958, or the 1958 Act. Both SBIC LP and SBIC GP, or the Subsidiaries, are consolidated wholly owned subsidiaries of PennantPark Investment. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.
PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to SBIC LP under a separate investment management agreement. PennantPark Investment, through the Administrator, also provides similar services to SBIC LP and our controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries, or SPH, under separate administration agreements. For more information, See Note 3 to the Consolidated Financial Statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

2. SIGNIFICANT ACCOUNTING POLICIES
The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of PennantPark Investment’s and its Subsidiaries’ assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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
We expect that there will not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the differences may be material. See Note 5 to the Consolidated Financial Statements.
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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

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
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium and deferred financing costs are capitalized and we then accrete or amortize such amounts using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment premiums on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.
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
(c) Income Taxes
Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and expects to be subject to tax as a regulated investment company, or RIC. As a result, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and pay an excise tax of $0.2 million for the fiscal year ended September 30, 2011.
PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years from 2008 to date remain subject to examination by the Internal Revenue Service.
Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP. See Note 8 to the Consolidated Financial Statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

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
(f) New Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends Accounting Standards Codification Topic 820, "Fair Value Measurements" ("ASC 820") by: (1) clarifying that certain concepts related to measuring the fair value apply only to non-financial assets; (2) allowing a reporting entity to measure the fair value of a net asset or net liability position in a manner consistent with how market participants would price the position; (3) providing a framework for selecting a premium or discount that may be applied in a fair value measurement; (4) providing that an instrument classified in a reporting entity's shareholders' equity may be fair valued based how a market participant would price the identical instrument; and (5) expanding the qualitative and quantitative fair value disclosure requirements. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements and the company is currently evaluating the impact on its disclosures.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

3. AGREEMENTS

PennantPark Investment's Management Agreement with the Investment Adviser, was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2011. Under the Investment Management Agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment's board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. SBIC LP's investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components-a base management fee and an incentive fee (collectively, “Management Fees”).

The base management fee is calculated at an annual rate of 2.00% on PennantPark Investment’s “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws, if any, on the Credit Facility, as defined in Note 11). The base management fee is 2.00% and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal years ended September 30, 2011, 2010 and 2009, the Investment Adviser earned a net base management fee of $14.9 million, $11.6 million and $7.7 million, respectively, from us.
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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of PennantPark Investment's realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the fiscal years ended September 30, 2011, 2010 and 2009, the Investment Adviser received an incentive fee of $13.2 million, $8.0 million and $5.7 million, respectively, from us.

PennantPark Investment's Administration Agreement with the Administrator was reapproved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment, in February 2011. Under the Administration Agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. TheAdministrator provides similar services to SBIC LP under its administration agreement with PennantPark Investments. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment's allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment's behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the fiscal years ended September 30, 2011, 2010 and 2009, the Investment Adviser and Administrator, collectively, were reimbursed $2.6 million, $2.1 million and $1.7 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.
PennantPark Investment entered into an administration agreement with its controlled affiliate, SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and their respective staffs. For the fiscal years ended September 30, 2011 and 2010, PennantPark Investment was reimbursed $0.5 million and $0.1 million, respectively, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

4. INVESTMENTS
Purchases of long-term investments, including PIK, for the fiscal years ended September 30, 2011, 2010 and 2009 totaled $490.6 million, $315.8 million and $117.4 million, respectively. Sales and repayments of long-term investments for the fiscal years ended September 30, 2011, 2010 and 2009 totaled $304.0 million, $145.2 million and $28.0 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2011		September 30, 2010
	Cost	Fair Value	Cost	Fair Value
First lien	$305,608,989	$296,488,131	$236,707,418	$234,595,683
Second lien	189,962,828	165,272,201	159,611,934	156,671,151
Subordinated debt / corporate notes	325,318,958	309,329,169	220,149,211	223,969,304
Preferred equity	12,268,187	9,762,932	11,894,692	9,271,682
Common equity	33,163,874	46,696,082	28,345,248	40,216,586
Total Investments	866,322,836	827,548,515	656,708,503	664,724,406
Cash equivalents	71,604,519	71,604,519	1,814,451	1,814,451
Total Investments and cash equivalents	$937,927,355	$899,153,034	$658,522,954	$666,538,857

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30, 2011 and September 30, 2010.

	September 30,
Industry Classification	2011	2010
Business Services	11%	15%
Healthcare, Education and Childcare	10	8
Energy / Utilities	9	3
Cargo Transport	6	6
Chemicals, Plastics and Rubber	6	1
Consumer Products	5	1
Oil and Gas	5	4
Personal, Food and Miscellaneous Services	5	2
Printing and Publishing	5	4
Aerospace and Defense	4	6
Education	4	5
Hotels, Motels, Inns and Gaming	4	7
Other Media	4	2
Electronics	3	—
Environmental Services	3	3
Mining, Steel, Iron and Non-Precious Metals	3	—
Buildings and Real Estate	2	3
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Personal Transportation	2	4
Communication	1	4
Manufacturing / Basic Industry	1	—
Diversified / Conglomerate Services	—	3
Home and Office Furnishings, Housewares & Durable Consumer Products	—	6
Insurance	—	4
Telecommunications	—	3
Other	5	4
Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of PennantPark Investment. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.
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
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During fiscal year ended September 30, 2011, our ability to observe valuation inputs has resulted in a reclassification of assets from Level 3 to Level 2. There were no investments transferred between Levels 1 and 2 during the fical year ended September 30, 2011.
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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

At September 30, 2011 and 2010, our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value Measurements at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$771,089,501	$—	$38,395,050	$732,694,451
Equity investments	56,459,014	4,044,595	61,091	52,353,328
Total Investments	827,548,515	4,044,595	38,456,141	785,047,779
Cash Equivalents	71,604,519	71,604,519	—	—
Total Investments and cash equivalents	899,153,034	75,649,114	38,456,141	785,047,779
Credit Facility	$238,792,125	$—	$—	$238,792,125

	Fair Value Measurements at September 30, 2010
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$615,236,138	$—	$—	$615,236,138
Equity investments	49,488,268	4,350,440	—	45,137,828
Total Investments	664,724,406	4,350,440	—	660,373,966
Cash Equivalents	1,814,451	1,814,451	—	—
Total Investments and cash equivalents	666,538,857	6,164,891	—	660,373,966
Credit Facility	$213,941,125	$—	$—	$213,941,125
The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended September 30, 2011 and 2010:

	Year Ended September 30, 2011
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized (losses)	10,194,422	6,065,196	16,259,618
Unrealized appreciation	(48,568,848)	2,904,075	(45,664,773)
Purchases, PIK and net discount accretion	486,512,694	9,969,861	496,482,555
Sales / repayments	(292,284,905)	(11,723,632)	(304,008,537)
Non-cash exchanges	—	—	—
Transfers in and /or out of Level 3	(38,395,050)	—	(38,395,050)
Ending Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Net change in unrealized appreciation (depreciation) for the period above reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date:	$(24,916,057)	$2,186,601	$(22,729,456)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

	Year Ended September 30, 2010
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2009	$442,128,049	$27,632,024	$469,760,073
Realized (losses)	(12,411,934)	(3,005,163)	(15,417,097)
Unrealized (depreciation)	31,964,795	1,693,480	33,658,275
Purchases, PIK and net discount accretion	304,625,814	12,984,260	317,610,074
Sales / repayments	(138,765,449)	(6,922)	(138,772,371)
Non-cash exchanges	(12,305,137)	5,840,149	(6,464,988)
Transfers in and /or out of Level 3	—	—	—
Ending Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Net change in unrealized appreciation (depreciation) for the period above reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date:	$15,408,002	$(1,311,683)	$14,096,319
The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the fiscal years ended September 30, 2011 and 2010.
Fiscal Year Ended September 30, 2011

Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2010 (Cost - $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	11,851,000
Borrowings (1)	407,500,000
Repayments (1)	(394,500,000)
Transfers in and/or out of Level 3	—
Ending balance of Credit Facility, September 30, 2011, at fair value, (Cost – $240,900,000)	$238,792,125

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

Fiscal Year Ended September 30, 2010

Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2009 (Cost - $218,100,000)	$168,475,380
Total unrealized (depreciation) included in earnings	35,665,745
Borrowings (1)	177,700,000
Repayments (1)	(167,900,000)
Transfers in and/or out of Level 3	—
Ending balance of Credit Facility, September 30, 2010, at fair value, (Cost – $227,900,000)	$213,941,125
Temporary draw outstanding, at cost	5,200,000
Total Credit Facility, September 30, 2010 (Cost – $233,100,000)	$219,141,125
___________________________
(1) Excludes temporary draws.

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to its Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities including the SBA debentures. For the years ended September 30, 2011 and 2010, our Credit Facility had a net change in unrealized appreciation of $11.9 million and $35.7 million, respectively. As of September 30, 2011 and 2010, net unrealized depreciation on our Credit Facility totaled $2.1 million and $14.0 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES
An affiliated company is a company in which we own 5% or more of the portfolio company's voting securities. A controlled affiliate is a company in which we own 25% or more of a portfolio company's voting securities. Advances to and distributions from affiliates are included in the Consolidated Statements of Cash Flow under purchases. Transactions related to our investments with both controlled and non-controlled affiliates for the fiscal year ended September 30, 2011 were as follows:

Name of Investment	Fair Value at September 30, 2010	Advances to affiliates	Distributions from affiliates	Income Received	Fair Value at September 30, 2011
Controlled Affiliates
SuttonPark Holdings, Inc.	$8,000,100	$5,500,000	$—	$785,167	$13,500,001
Non-Controlled Affiliates
Performance Holdings, Inc.	15,433,680	—	—	1,537,489	14,932,921
Envirosolutions, Inc.	$18,631,503	$1,305,502	$366,901	$759,320	$25,740,212
Total Controlled and Non-Controlled Affiliates	$42,065,283	$6,805,502	$366,901	$3,081,976	$54,173,134

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations.

	Years ended September 30,
Class and Year	2011	2010	2009
Numerator for net increase (decrease) in net assets resulting from operations	$10,263,474	$16,535,491	$35,802,029
Denominator for basic and diluted weighted average shares	42,196,076	29,546,772	21,092,334	*
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.24	$0.56	$1.70
______________________
*    Denominator for diluted weighted average shares is 21,094,745 based the over-allotment exercised subsequent to September 30, 2009.

8. TAXES AND DISTRIBUTIONS
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and these book-to-tax adjustments could be material. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the difference arises. The following differences were reclassified for tax purposes for the years ended September 30, 2011 and 2010:

	2011	2010	2009
Decrease in paid-in capital	$(228,824)	$(98,294)	$(1,536)
(Increase) in accumulated net realized loss	$—	$—	$(87,991)
Increase in undistributed net investment income	$228,824	$98,294	$89,527
As of September 30, 2011 and 2010, the cost of investments for federal income tax purposes was $865.8 million and $659.4 million, respectively, resulting in a gross unrealized appreciation of $31.3 million and $28.8 million, respectively, and gross unrealized depreciation of $69.6 million and $23.5 million, respectively.
The following reconciles net increase in net assets resulting from operations to taxable income:

	Years ended September 30,
	2011	2010	2009
Net increase in net assets resulting from operations	$10,263,474	$16,535,491	$35,802,029
Net realized gain(loss) on investments not taxable	(16,259,622)	15,417,097	39,243,879
Net unrealized (depreciation) appreciation on investments and Credit Facility	58,641,223	122,029	(52,326,993)
Other temporary book-to-tax differences	(3,178,194)	(321,805)	827,527
Other non-deductible expenses	228,824	—	—
Taxable income before deductions for distributions	$49,695,705	$31,752,812	$23,546,442

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

The components of accumulated losses on book basis and reconciliation to accumulated losses on a tax basis are as follows:

	Years ended September 30,
	2011	2010	2009
Undistributed ordinary income	$17,639,482	$11,451,782	$7,618,230
Undistributed long-term net capital gains	—	—	—
Total undistributed net earnings	17,639,482	11,451,782	7,618,230
Capital loss carry forwards(1) (3)	(47,030,821)	(54,591,911)	(11,250,568)
Post-October capital losses(2)	—	(8,645,354)	(39,331,872)
Dividends payable and other temporary differences	(12,477,778)	(9,651,137)	(5,638,469)
Net unrealized appreciation (depreciation) of investments and Credit Facility	(36,122,397)	19,300,499	22,096,807
Total accumulated deficit	$(77,991,514)	$(42,136,121)	$(26,505,872)
  ______________________

(1)	As of September 30, 2011, the capital loss carry forward of $47.0 million expires, if not utilized against future capital gains, as follows: $3.7 million in 2017 and $43.3 million in 2018.

(2)	Under federal tax law, capital losses realized after October 31 may be deferred and treated as having arisen on the first day of the following fiscal year.

(3)
Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred by us after September 30, 2011 will not be subject to expiration. In addition, those losses must be utilized prior to the losses incurred in pre-enactment taxable years.

The tax characteristics of dividends during the fiscal years ended September 30, 2011 and 2010 were solely from ordinary income and totaled $46.3 million, or $1.10 per share, and $32.3 million, or $1.09 per share, respectively.

9. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser's management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2011, cash equivalents consisted of $71.6 million, including amounts in money market funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

10. FINANCIAL HIGHLIGHTS
Below are the financial highlights for the respective periods:

	Year ended September 30, 2011	Year ended September 30, 2010	Year ended September 30, 2009	Period from January 11, 2007 (inception) through September 30, 2008
Per Share Data:
Net asset value, beginning of period	$10.69	$11.85	$10.00	$12.83
Cumulative effect of adoption of fair value option(1)	—	—	1.99	—
Adjusted net asset value, beginning of period	10.69	11.85	11.99	12.83
Net investment income(2)	1.25	1.09	1.08	0.88
Net realized and unrealized gain (loss)(2)	(1.01)	(0.53)	0.62	(2.81)
Net increase (decrease) in net assets resulting from operations(2)	0.24	0.56	1.70	(1.93)
Distributions to stockholders(3)	(1.10)	(1.09)	(0.96)	(0.90)
(Dilutive) offering costs(2)	(0.14)	(0.20)	(0.09)	—
Accretive (Dilutive) effect of common stock issuance(2)	0.44	(0.43)	(0.79)	—
Net asset value, end of period	$10.13	$10.69	$11.85	$10.00
Per share market value, end of period	$8.92	$10.61	$8.11	$7.41
Total return* (4)	(7.37)%	44.79%	30.39%	(38.58)%	(7)
Shares outstanding at end of period	45,689,781	36,158,772	25,368,772	21,068,772
Ratio** / Supplemental Data:
Ratio of operating expenses to average net assets(5)	7.28%	7.16%	7.42%	6.30%	(7)
Ratio of Credit Facility related expenses to average net assets	1.15%	1.08%	1.93%	2.66%	(7)
Ratio of total expenses to average net assets(6)	8.43%	8.24%	9.35%	8.96%	(7)
Ratio of net investment income to average net assets	11.35%	9.45%	9.49%	7.82%	(7)
Net assets at end of period	$462,657,196	$386,575,223	$300,580,268	$210,728,260
Weighted average debt outstanding(8)	$278,294,433	$246,216,548	$182,490,685	$119,472,732	(7)
Weighted average debt per share(8)	$6.60	$8.33	$8.65	$5.67	(7)
Portfolio turnover ratio	40.89%	25.97%	7.47%	20.10%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

* Not annualized for a period of less than a year.

(1)
On October 1, 2008, PennantPark Investment adopted ASC 825 and made an irrevocable election to apply the fair value option to our Credit Facility. Upon our adoption Net Asset Value increased $41.8 million, or $1.99 per share, due to the fair value adjustment related to our Credit Facility.

(2)	Calculated based on the weighted average shares outstanding for the respective periods.

(3)	Determined based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under GAAP.

(4)	Based on the change in market price per share during the periods and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(5)
Before adoption of ASC 825 for the fiscal years ended September 30, 2011, 2010 and 2009, the ratios were 7.38%, 7.95% and 9.32%, respectively. The ratios before management fee waiver were 6.47% and 4.28% for the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, respectively.

(6)
Before adoption of ASC 825 for the fiscal years ended September 30, 2011, 2010 and 2009, the ratios were 8.55%, 9.15% and (1.75%), respectively. The ratios before management fee waiver to average net assets were 9.13% and 5.78% for the fiscal year ended September 30, 2008 and for the period from April 24, 2007 (initial public offering) through September 30, 2007, respectively.

(7)	Since initial public offering on April 24, 2007.

(8)	Includes the SBA debentures outstanding.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

11. CREDIT FACILITY AND SBA DEBENTURES
Credit Facility
On June 25, 2007, we entered into a senior secured revolving credit agreement, or the Credit Facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. As of September 30, 2011 and 2010, there was $240.9 million and $233.1 million in outstanding borrowings under the Credit Facility (including a $5.2 million temporary draw), with a weighted average interest rate at the time of 1.27% and 1.34% exclusive of the fee on undrawn commitment of 0.20%, respectively.
Under our Credit Facility, the lenders agreed to extend credit to PennantPark Investment in an aggregate principal or face amount not exceeding $315.0 million at any one time outstanding. The Credit Facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and pricing is set at 100 basis points over LIBOR. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of an asset coverage ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2011, 2010, 2009, 2008 and 2007 our asset coverage ratio was 294%, 266%, 271%, 204% and 2,804%, respectively. As of September 30, 2011, we have excluded the SBA debentures from our asset coverage ratio pursuant to an SEC exemptive relief. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007 and on Form 10-Q, filed May 5, 2010. As of September 30, 2011, we were in compliance with our covenants relating to our Credit Facility.
SBA Debentures
SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of September 30, 2011, we have committed $75.0 million to SBIC LP, funded it with equity capital and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. As of September 30, 2011 the SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011

As of September 30, 2011, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% inclusive of the 3.43% upfront fees). The SBA debenture's upfront fees of 3.43% consists of a commitment fee of 1% and an issuance at a 2.43% discount to face. Both fees are amortized over the life of the loan.

		As of September 30, 2011		As of September 30, 2010
Issuance Dates	Maturity	All-in Coupon Rate (1)	Principal Balance	All-in Coupon Rate (1)	Principal Balance
Fixed SBA Debentures
September 22, 2010	September 1, 2020	3.50%	$500,000	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46%	44,500,000	—	—
September 21, 2011	September 1, 2021	3.38%	105,000,000	—	—
		3.70%	150,000,000	3.50%	500,000
Interim SBA Debentures		—	—	0.84%	14,000,000
Total SBA Debentures		3.70%	$150,000,000	0.93%	$14,500,000
SBA Commitment			$150,000,000		$33,500,000
Available Undrawn SBA Commitment			$—		$19,000,000
__________________________________
(1) Excluding 3.43% of upfront fees.
Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. This means that SBIC LP may access the maximum borrowing if it has $75 million in regulatory capital. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations. If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because SBIC LP is wholly owned by us. As of September 30, 2011, SBIC LP was in compliance with our requirements relating to our SBA debentures.

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

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facility and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings under our Credit Facility and SBA debentures in order to comply with certain covenants including the ratio of total assets to total indebtedness.

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

(a)	Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, which appears on page 63 of this Form 10-K, is incorporated by reference herein.

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
None

PART III
We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 62.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2*	Amended and Restated Bylaws of the Registrant.

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

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

10.5
Senior Secured Revolving Credit Agreement between Registrant and various lenders (Incorporated by reference to the Registrant's Report on Form 8-K. (File No. 814-00736), filed on June 28, 2007 and May 5, 2010, as amended).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).
______________________

*	Filed herewith

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

Signature	Title	Date

/S/ ARTHUR H. PENN	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 16, 2011
Arthur H. Penn
/S/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 16, 2011
Aviv Efrat
/S/ ADAM K. BERNSTEIN	Director	November 16, 2011
Adam K. Bernstein
/S/ JEFFREY FLUG	Director	November 16, 2011
Jeffrey Flug
/S/ MARSHALL BROZOST	Director	November 16, 2011
Marshall Brozost
/S/ SAMUEL L. KATZ	Director	November 16, 2011
Samuel L. Katz