Form 10-Q
period 2011-12-31
PENNANTPARK INVESTMENT CORP
filed 2012-02-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 8, 2012 was 54,856,873.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “SBIC LP” and “our SBIC” refer to our wholly owned, consolidated small business investment company, or SBIC, subsidiary, PennantPark SBIC LP and its general partner PennantPark SBIC GP, LLC, or SBIC GP; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio or investments include investments we make through our SBIC and other consolidated subsidiaries.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011 (unaudited)	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$790,319,893 and $816,078,311, respectively)	$755,681,743	$773,375,381
Non-controlled, affiliated investments, at fair value (cost—$37,362,359 and $36,744,425, respectively)	43,252,714	40,673,133
Controlled, affiliated investments, at fair value (cost—$11,500,100 and $13,500,100, respectively)	11,500,000	13,500,001

Total Investments, at fair value (cost—$839,182,352 and $866,322,836, respectively)	810,434,457	827,548,515
Cash equivalents (See Note 8)	42,075,768	71,604,519
Interest receivable	7,820,922	10,878,236
Receivable for investments sold	1,579,959	13,118,967
Prepaid expenses and other assets	5,532,413	5,587,977

Total assets	867,443,519	928,738,214

Liabilities
Distributions payable	12,793,138	12,336,241
Payable for investments purchased	387,672	18,572,499
Unfunded investments	36,346,599	37,132,151
Credit facility payable (cost—$192,000,000 and $240,900,000, respectively) (See Notes 5 and 10)	191,040,000	238,792,125
SBA debentures payable (cost—$150,000,000 and $150,000,000, respectively) (See Notes 5 and 10)	150,000,000	150,000,000
Interest payable on credit facility and SBA debentures	1,866,437	687,362
Management fee payable (See Note 3)	4,043,281	4,008,054
Performance-based incentive fee payable (See Note 3)	3,748,996	3,773,829
Accrued other expenses	1,507,814	778,757

Total liabilities	401,733,937	466,081,018

Net Assets
Common stock, 45,689,781 shares are issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	45,690	45,690
Paid-in capital in excess of par value	540,603,020	540,603,020
Undistributed net investment income	10,530,244	8,326,854
Accumulated net realized loss on investments	(57,681,477)	(49,651,922)
Net unrealized depreciation on investments	(28,747,895)	(38,774,321)
Net unrealized depreciation on credit facility	960,000	2,107,875

Total net assets	$465,709,582	$462,657,196

Total liabilities and net assets	$867,443,519	$928,738,214

Net asset value per share	$10.19	$10.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Investment income:
From non-controlled, non-affiliated investments:
Interest	$24,020,424	$18,559,165
Other	1,870,514	846,584
From non-controlled, affiliated investments:
Interest	572,931	363,432
From controlled, affiliated investments:
Interest	374,889	210,000

Total investment income	26,838,758	19,979,181

Expenses:
Base management fee (See Note 3)	4,043,281	3,498,594
Performance-based incentive fee (See Note 3)	3,749,128	2,792,994
Interest and expenses on the credit facility and SBA debentures (See Note 10)	2,375,123	1,135,427
Administrative services expenses (See Note 3)	797,353	579,055
Other general and administrative expenses	842,345	683,359

Expenses before excise tax	11,807,230	8,689,429
Excise tax	35,000	118,967

Total expenses	11,842,230	8,808,396

Net investment income	14,996,528	11,170,785

Realized and unrealized gain (loss) on investments and credit facility:
Net realized (loss) gain on non-controlled, non-affiliated investments	(8,029,555)	2,293,362
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	8,064,782	18,752,873
Non-controlled, affiliated investments	1,961,644	(90,172)
Credit facility unrealized (appreciation) (See Notes 5 and 10)	(1,147,875)	(6,604,625)

Net change in unrealized appreciation	8,878,551	12,058,076

Net realized and unrealized gain from investments and credit facility	848,996	14,351,438

Net increase in net assets resulting from operations	$15,845,524	$25,522,223

Net increase in net assets resulting from operations per common share (See Note 7)	$0.34	$0.71

Net investment income per common share	$0.33	$0.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Net increase in net assets from operations:
Net investment income	$14,996,528	$11,170,785
Net realized (loss) gain on investments	(8,029,555)	2,293,362
Net change in unrealized appreciation on investments	10,026,426	18,662,701
Net change in unrealized appreciation on credit facility	(1,147,875)	(6,604,625)

Net increase in net assets resulting from operations	15,845,524	25,522,223

Distributions to stockholders:
Distributions from net investment income	(12,793,138)	(9,418,227)
Capital Shares Transactions:
Reinvestment of dividends	—	711,743

Total increase in net assets	3,052,386	16,815,739

Net Assets:
Beginning of period	462,657,196	386,575,223

End of period	$465,709,582	$403,390,962

Undistributed net investment income, at period end	$10,530,244	$3,672,171

Capital Share Activity:
Shares issued from reinvestment of dividends	—	65,178

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,845,524	$25,522,223
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized appreciation on investments	(10,026,426)	(18,662,701)
Net change in unrealized appreciation on credit facility	1,147,875	6,604,625
Net realized loss (gain) on investments	8,029,555	(2,293,362)
Net accretion of discount and amortization of premium	(4,098,587)	(1,214,474)
Purchase of investments	(43,003,570)	(99,940,829)
Payment-in-kind interest	(3,067,138)	(2,968,067)
Proceeds from dispositions of investments	69,280,225	85,535,428
Decrease in interest receivable	3,057,314	5,457,094
Decrease in receivables for investments sold	11,539,008	30,254,774
Decrease in prepaid expenses and other assets	55,564	255,290
(Decrease) in payables for investments purchased	(18,184,827)	(52,785,000)
(Decrease) in unfunded investments	(785,552)	(3,623,003)
Increase in interest payable on credit facility and SBA debentures	1,179,075	52,175
Increase in management fee payable	35,227	211,778
(Decrease) Increase in performance-based incentive fee payable	(24,834)	553,983
Increase (Decrease) in accrued other expenses	729,057	(221,836)

Net cash provided (used) by operating activities	31,707,490	(27,261,902)

Cash flows from financing activities:
Distributions paid to stockholders, net of dividends reinvested	(12,336,241)	(8,689,537)
Borrowings under SBA debentures (See Note 10)	—	15,500,000
Capitalized borrowing costs	—	(1,040,875)
Borrowings under credit facility (See Note 10)	295,300,000	136,000,000
Repayments under credit facility (See Note 10)	(344,200,000)	(113,300,000)

Net cash (used) provided by financing activities	(61,236,241)	28,469,588

Net (decrease) increase in cash equivalents	(29,528,751)	1,207,686
Cash equivalents, beginning of period	71,604,519	1,814,451

Cash equivalents, end of period	$42,075,768	$3,022,137

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$966,095	$931,687

Dividends reinvested	$—	$711,743

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—162.3% (1),(2)
First Lien Secured Debt—53.1%
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	19,500,000	$18,998,379	$19,500,000
Brand Energy and Infrastructure Services, Inc.	02/07/2014	Energy / Utilities	3.81%		L+325		2,000,000	1,642,486	1,670,000
CEVA Group PLC (5),(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,335,158	7,443,750
CEVA Group PLC (5),(10)	04/01/2018	Logistics	11.50%		—		1,000,000	989,168	902,500
Chester Downs and Marina, LLC	07/29/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,191,220	10,879,048	11,209,876
Columbus International, Inc. (5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,525,000
Good Sam Enterprises, LLC (5) (f/k/a Affinity Group Holdings Inc.)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,768,156	11,760,000
Hanley-Wood, L.L.C. (7)	03/10/2014	Other Media	2.56%		L+225		8,662,500	8,662,500	4,158,000
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,562,500	24,186,384	25,299,375
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,881,250	18,456,422	18,881,250
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.69%		L+225		9,653,378	9,653,378	6,651,178
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	18,048,747	18,383,925
Kadmon Pharmaceuticals, LLC (f/k/a Three River Pharmaceutical, L.L.C.)	10/31/2012	Healthcare, Education and Childcare	15.00%		L+1,500	(8)	5,000,000	4,949,320	5,075,000
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,578,354	25,596,711
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% (6) %)	L+400	(8)	37,778,803	32,661,268	23,045,070
Pre-Paid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%		L+600	(8)	1,796,748	1,771,765	1,733,862
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(8)	35,000,000	34,016,141	33,950,000
Questex Media Group LLC	12/16/2012	Other Media	9.50%		L+550	(8)	8,670	8,670	8,670
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		124,933	124,933	124,933
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	16,958,333	16,719,442	16,873,541
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,393,653	4,635,000

Total First Lien Secured Debt								$260,843,372	$247,427,641

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon			Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Second Lien Secured Debt—32.1%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities		6.49%		L+600		13,600,000	$13,320,338	$11,152,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities		7.52%		L+700		12,000,000	11,832,439	10,224,000
DirectBuy Holdings, Inc. (5),(7)	02/01/2017	Consumer Products		12.00%		—		34,000,000	31,964,124	8,308,920
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	(PIK	12.50 2.75	% (6) %)	—		31,000,000	31,000,000	31,000,000
Eureka Hunter Pipeline, LLC (9)	08/16/2012	Energy/Utilities		—		—		19,000,000	18,525,000	18,525,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	(PIK	11.00 11.00	% (6) %)	L+700	(8)	2,860,869	2,860,872	2,782,195
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media		9.50%		L+650	(8)	2,963,341	2,963,341	2,702,567
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	(PIK	11.50 11.50	% (6) %)	L+750	(8)	2,047,984	2,047,984	1,796,082
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas		11.00%		L+900	(8)	17,000,000	16,685,212	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate		13.50%		—		10,000,000	10,000,000	9,987,500
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming		12.13%		—		16,000,000	15,734,975	16,840,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare		6.05	% (6)	L+575		13,500,000	11,950,247	12,555,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services		6.30	% (6)	L+600		7,767,209	7,401,003	6,861,032

Total Second Lien Secured Debt									$176,285,535	$149,564,296

Subordinated Debt/Corporate Notes—66.2%
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products		11.63%		—		35,552,000	34,012,908	29,508,160
Diversitech Corporation	01/29/2017	Manufacturing/Basic Industry	(PIK	13.50 2.00	% (6) %)	—		11,000,000	10,795,649	11,000,000
Escort, Inc.	06/01/2016	Electronics	(PIK	14.75 2.75	% (6) %)	—		24,730,869	24,155,285	24,162,059
JF Acquisition, LLC	12/30/2017	Distribution	(PIK	14.00 2.00	% (6) %)	—		17,000,000	16,532,911	16,532,500
Last Mile Funding, Corp. (3PD, Inc.)	06/30/2016	Cargo Transport	(PIK	14.50 2.50	% (6) %)	—		44,740,417	43,712,995	43,621,907
Learning Care Group (US) Inc.	06/30/2016	Education	(PIK	15.00 15.00	% (6) %)	—		4,909,506	4,256,457	4,467,650
LTI Flexible Products, Inc.	01/26/2017	Chemical, Plastic and Rubber	(PIK	13.88 1.88	% (6) %)	—		34,098,837	33,311,575	34,780,814
Mailsouth, Inc.	06/15/2017	Printing and Publishing	(PIK	14.50 2.00	% (6) %)	—		15,000,000	14,594,825	14,805,000
MedQuist, Inc.	10/14/2016	Business Services	(PIK	13.00 2.00	% (6) %)	—		19,000,000	18,509,377	19,950,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	(PIK	14.02 2.02	% (6) %)	—		17,123,218	16,746,057	16,541,029
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	(PIK	13.50 2.00	% (6) %)	—		26,300,041	25,814,168	26,063,341
Realogy Corp.	04/15/2018	Buildings and Real Estate		11.00%		—		10,000,000	9,180,496	5,700,000
TRAK Acquisition Corp.	12/29/2015	Business Services	(PIK	15.00 2.50	% (6) %)	—		12,020,950	11,675,229	12,020,950
UP Support Services Inc. (f/k/a UP Acquisition Sub, Inc.)	02/08/2015	Oil and Gas	(PIK	18.75 18.75	% (6) %)	—		27,507,761	27,378,663	22,006,209
Veritext Corp.	12/31/2015	Business Services	(PIK	14.00 3.00	% (6) %)	—		16,200,000	15,869,716	16,200,000
Veritext Corp. (9)	12/31/2012	Business Services		—		—		10,800,000	10,530,000	10,800,000

Total Subordinated Debt/Corporate Notes									$317,076,311	$308,159,619

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests—1.7% (7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$524,053
AHC Mezzanine, LLC (Advanstar, Inc.)	—	Other Media	—	—	7505	318,896	—
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions)	—	Healthcare, Education and Childcare	8.00%	—	76,357	765,307	801,193
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions) (9)	—	Healthcare, Education and Childcare	—	—	38,179	382,654	382,654
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	1,690,298
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,602,660
Universal Pegasus International, Inc. (f/k/a UP Holdings, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	—
Verde Parent Holdings, Inc. (VPSI, Inc)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	2,002,398

Total Preferred Equity/Partnership Interests						$10,506,900	$7,689,076

Common Equity/Warrants/Partnership Interests—9.2%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.) (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	—
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	245,698
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions) (9)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	117,346
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	2,277,209	8,093,698
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000	1,350,000	—
Kadmon Corporation, LLC, Class A (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	8,514,153
Kadmon Corporation, LLC, Class D (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	6,586,213
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	114,039
MidOcean PPL Holdings, Inc. (Pre-Paid LegalServices, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	3,286,131
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,700	1,700,000	1,700,000
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,884,805
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	231,406
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	726,744
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.) (11)	—	Cargo Transport	—	—	137,923	2,111,588	461,877
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,419,533
Universal Pegasus International, Inc. (f/k/a UP Holdings, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,167	9,167	10,061
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	8,420,600

Total Common Equity/Warrants/Partnership Interests						$25,607,775	$42,841,111

Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$790,319,893	$755,681,743

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—9.3% (1),(2)
First Lien Secured Debt—1.4%
EnviroSolutions, Inc. (9)	07/29/2013	Environmental Services	—		—		6,666,666	$6,666,666	$6,666,666
Second Lien Secured Debt—2.8%
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	5,503,515	5,503,515	5,503,515
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,380,000

Total Second Lien Secured Debt								$13,503,515	$12,883,515

Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00	% (6)	—		7,030,091	$6,878,179	$6,678,586

		Motion Pictures and Entertainment	(PIK 15.00%)
Common Equity/Partnership Interest—3.7% (7)
EnviroSolutions, Inc.	—	Environmental Services	—		—		95,806	6,563,999	15,671,349
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	1,352,598

Total Common Equity/Partnership Interest								$10,313,999	$17,023,947

Investments in Non-Controlled, Affiliated Portfolio Companies								$37,362,359	$43,252,714

Investments in Controlled, Affiliated Portfolio Companies—2.5% (1),(2)
First Lien Secured Debt—1.6%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00 (PIK 14.00	% (6) %)	—		7,600,000	7,600,000	7,987,551

Subordinated Debt/Corporate Notes—0.4%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00 (PIK 14.00	% (6) %)	—		1,900,000	1,900,000	1,725,094

Preferred Equity—0.5% (7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,787,355
Common Equity—0.0% (7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Investments in Controlled, Affiliated Portfolio Companies								$11,500,100	$11,500,000

Total Investments—174.1%								839,182,352	810,434,457
Cash Equivalents—9.0%							42,075,768	42,075,768	42,075,768

Total Investments and Cash and Cash Equivalents—183.1%								$881,258,120	$852,510,225

Liabilities in Excess of Other Assets—(83.1%)									(386,800,643)

Net Assets—100.0%									$465,709,582

(1)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2 to our Consolidated Financial Statements).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime Rate, or Prime or “P”.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.
(6)	Coupon is payable in cash and/or through payment-in-kind, or PIK. The PIK percentage represents the payment in PIK at the date of the report and is subject to change.
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the United States.
(11)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—167.2%(1),(2)
First Lien Secured Debt—60.6%
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	20,300,000	$19,748,930	$20,300,000
CEVA Group PLC (5)(10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,328,729	7,331,250
CEVA Group PLC (5)(10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,872	920,000
Chester Downs and Marina, LLC	07/29/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,358,254	11,024,166	11,310,924
Columbus International, Inc.(5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	9,800,000
Covad Communications Group, Inc.(5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	6,475,000	6,362,696	6,345,500
Good Sam Enterprises, LLC (5) (f/k/a Affinity Group Holdings Inc.)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,759,625	11,220,000
Hanley-Wood, L.L.C.	03/10/2014	Other Media	2.56%		L+225		8,662,500	8,662,500	4,222,969
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,625,000	24,227,464	25,683,875
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	19,000,000	18,572,500	18,572,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.51%		L+225		9,671,622	9,671,622	6,866,851
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	18,002,959	18,004,875
Kadmon Pharmaceuticals, LLC (f/k/a Three Rivers Pharmaceutical, L.L.C.)	10/22/2011	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	29,066,987	27,940,332	30,811,006
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,555,967	25,401,316
Penton Media, Inc.	08/01/2014	Other Media	5.00	% (6)	L+400	(8)	37,779,699	32,241,162	26,130,971
Prepaid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50	% (6)	L+600	(8)	2,000,000	1,970,966	1,900,000
Prepaid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00	% (6)	L+950	(8)	35,000,000	33,978,263	33,250,000
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+550	(8)	26,721	26,721	26,721
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		240,485	240,485	240,485
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	17,302,083	17,047,133	17,215,572
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,391,231	4,590,000

Total First Lien Secured Debt								$289,742,323	$280,144,815

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Second Lien Secured Debt—32.9%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.30%		L+600		13,600,000	$13,300,431	$11,832,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.33%		L+700		12,000,000	11,821,275	10,680,000
DirectBuy Holdings, Inc.(5)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,944,865	10,710,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50	% (6)	—		31,000,000	31,000,000	31,000,000
Eureka Hunter Pipeline, LLC (9)	08/15/2012	Energy / Utilities	—		—		19,000,000	18,525,000	18,525,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	% (6)	L+700	(8)	2,860,871	2,860,871	2,860,871
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,971,450	2,971,450	2,692,134
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	% (6)	L+750	(8)	1,990,370	1,990,370	1,737,593
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000	16,672,749	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	9,760,000
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,726,668	16,160,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.07	% (6)	L+575		13,500,000	11,856,253	12,521,250
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.24	% (6)	L+600		7,811,488	7,422,480	6,756,937

Total Second Lien Secured Debt								$176,092,412	$152,065,785

Subordinated Debt/Corporate Notes—65.0%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Products	11.63%		—		26,345,000	26,391,240	20,285,650
Aquilex Holdings, LLC (5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,440,262	8,309,400
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—		8,109,468	7,997,216	8,109,468
Diversitech Corporation	01/29/2017	Manufacturing / Basic Industry	13.50	% (6)	—		11,000,000	10,783,491	10,780,000
Escort, Inc.	06/01/2016	Electronics	14.75	% (6)	—		24,560,142	23,964,150	24,314,541
Last Mile Funding, Corp. (3PD, Inc.)	06/30/2016	Cargo Transport	14.50	% (6)	—		44,456,391	43,380,579	43,344,981
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	% (6)	—		4,566,982	3,891,689	4,133,119
LTI Flexible Products, Inc.	01/26/2017	Chemical, Plastic and Rubber	13.88	% (6)	—		33,937,985	33,119,280	33,768,295
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50	% (6)	—		15,000,000	14,579,991	14,640,000
MedQuist, Inc.	10/14/2016	Business Services	13.00	% (6)	—		19,000,000	18,492,685	19,950,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02	% (6)	—		16,785,000	16,400,403	16,600,365
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50	% (6)	—		26,169,195	25,667,843	25,645,811
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,159,259	7,800,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (6)	—		12,020,950	11,683,548	11,984,887
UP Support Services Inc.	02/08/2015	Oil and Gas	19.00	% (6)	—		26,276,070	26,063,224	24,173,984
Veritext Corp.	12/31/2015	Business Services	14.00	% (6)	—		15,000,000	14,686,238	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								$316,401,098	$300,840,501

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests—1.7% (7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$491,004
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	7505	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	909	909,248	1,328,977
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	2,026,969
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,581,165
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,911,003

Total Preferred Equity/Partnership Interests						$10,268,187	$8,024,938

Common Equity/Warrants/Partnership Interests—7.0%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.) (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	280,176
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,856	18,556	1,443,556
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	2,277,209	8,431,871
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000	1,350,000	469,500
Kadmon Corporation, LLC, Class A (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	295,205
Kadmon Corporation, LLC, Class D (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	112,064
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,221,932	3,239,999	4,044,595
Magnum Hunter Resources Corporation (Warrants)	10/14/2013	Oil and Gas	—	—	122,193	105,697	61,091
MidOcean PPL Holdings, Inc. (Pre-Paid LegalServices, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	3,320,146
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	101,931
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,352,585
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	166,063
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	577,061
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	1,521,406
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,591,505
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,166	9,166	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	7,501,780

Total Common Equity/Warrants/Partnership Interests						23,574,291	32,299,342

Investments in Non-Controlled, Non-Affiliated Portfolio Companies						$816,078,311	$773,375,381

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.8% (1),(2)
First Lien Secured Debt—1.4%
EnviroSolutions, Inc. (9)	07/29/2013	Environmental Services			—		6,666,666	$6,666,666	$6,666,666
Second Lien Secured Debt—2.9%
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	5,870,416	5,870,416	5,870,416

Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,336,000

Total Second Lien Secured Debt								13,870,416	13,206,416

Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00	% (6)	—		6,775,991	6,617,860	6,403,311

		Motion Pictures and Entertainment
Common Equity/Partnership Interest—3.1% (7)
EnviroSolutions, Inc.	—	Environmental Services	—		—		37,382	2,710,036	5,641,925
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—		—		50,102	3,129,447	7,561,205
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	1,193,610

Total Common Equity/Partnership Interest								9,589,483	14,396,740

Investments in Non-Controlled, Affiliated Portfolio Companies								$36,744,425	$40,673,133

Investments in Controlled, Affiliated Portfolio Companies—2.9% (1),(2)
First Lien Secured Debt—2.1%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		9,200,000	9,200,000	9,676,650

Subordinated Debt/Corporate Notes—0.5%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		2,300,000	2,300,000	2,085,357

Preferred Equity—0.4% (7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,737.994

Common Equity—0.0% (7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Investments in Controlled, Affiliated Portfolio Companies								13,500,100	13,500,001

Total Investments—178.9%								866,322,836	827,548,515

Cash Equivalents—15.5%							71,604,519	71,604,519	71,604,519

Total Investments and Cash and Cash Equivalents—194.3%								$937,927,355	$899,153,034

Liabilities in Excess of Other Assets—(94.3%)									(436,495,838)
Net Assets—100.0%									$462,657,196

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
(5)

Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.

(6)	Coupon is payable in cash and/or through PIK.
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the United States.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation on January 11, 2007. PennantPark Investment is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” We completed our initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since our initial public offering, we have sold 24.3 million shares of common stock through follow-on public offerings, resulting in net proceeds of $242.5 million.

We are externally managed by PennantPark Investment Advisers, LLC, or the Investment Adviser or PennantPark Investment Advisers. PennantPark Investment Administration, LLC, or the Administrator or PennantPark Investment Administration, provides the administrative services necessary for us to operate.

SBIC LP and its general partner, SBIC GP, were organized in Delaware as a limited partnership and a limited liability company, respectively, in May, 2010 and began operations on June 11, 2010. SBIC LP received a license from the Small Business Administration, or SBA, to operate as an SBIC effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958, or the 1958 Act. Both SBIC LP and SBIC GP, or the Subsidiaries, are consolidated wholly owned subsidiaries of PennantPark Investment. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to SBIC LP under a separate investment management agreement. PennantPark Investment, through the Administrator, also provides similar services to SBIC LP and our controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries, or SPH, under separate administration agreements. See Note 3 to the Consolidated Financial Statements.

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

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, we are providing a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

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

(b) Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment and our senior secured revolving credit agreement, or the Credit facility, values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

(c) Income Taxes

Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and expects to be subject to tax as a regulated investment company, or RIC. As a result, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes were provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and recorded an excise tax of approximately $0.1 million for the three months ended December 31, 2011 and 2010.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years from 2008 to date remain subject to examination by the Internal Revenue Service and the state department of revenue.

Book and tax basis differences relating to permanent book and tax differences are reclassified among PennantPark Investment’s capital accounts, as appropriate. Additionally, the tax character of distributions is determined in accordance with income tax regulations that may differ from GAAP.

We have formed and used certain taxable subsidiaries, or the Taxable Subsidiaries, to be taxed as a corporation for federal income tax purposes as listed on our Consolidated Schedule of Investments. These Taxable Subsidiaries allow us to hold portfolio companies organized as pass-through entities and still satisfy RIC requirements. We do not consolidate the taxable subsidiaries for income tax purposes but we do consolidate the results of these subsidiaries for financial reporting purposes.

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

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of the Subsidiaries and Taxable Subsidiaries in our Consolidated Financial Statements.

(f) New Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC Topic 820, “Fair Value Measurements” , or ASC 820, by: (1) clarifying that certain concepts related to measuring the fair value apply only to non-financial assets; (2) allowing a reporting entity to measure the fair value of a net asset or net liability position in a manner consistent with how market participants would price the position; (3) providing a framework for selecting a premium or discount that may be applied in a fair value measurement; (4) providing that an instrument classified in a reporting entity’s shareholders’ equity may be fair valued based how a market participant would price the identical instrument; and (5) expanding the qualitative and quantitative fair value disclosure requirements. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our Consolidated Financial Statements and the company is currently evaluating the impact on its disclosures.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

3. AGREEMENTS

PennantPark Investment’s investment management agreement, or the Investment Management Agreement, with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Investment Management Agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. SBIC LP’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% on our “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws, if any, on the Credit Facility, as defined in Note 10). The base management fee is 2.00% and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three months ended December 31, 2011 and 2010, the Investment Adviser earned a base management fee of $4.0 million and $3.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of PennantPark Investment’s net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the current quarter. For the three months ended December 31, 2011 and 2010, the Investment Adviser earned an incentive fee of $3.7 million and $2.8 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described in the preceding paragraph) for the three months ended December 31, 2011 resulted in no accrual.

In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

PennantPark Investment’s Administration Agreement with the Administrator was reapproved by our board of directors including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Administration Agreement PennantPark Investment Administration provides administrative services for PennantPark Investment. The Administrator provides similar services to SBIC LP under its administration agreement with PennantPark Investments. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three months ended December 31, 2011 and 2010, the Investment Adviser and Administrator, collectively, were reimbursed $0.7 million and $0.6 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, Sutton Park Holdings, or SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and their respective staffs. For the three months ended December 31, 2011 and 2010, the PennantPark Investment was reimbursed $0.2 million and $0.1 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three months ended December 31, 2011 and 2010 totaled $46.1 million and $102.9 million, respectively. Sales and repayments of long-term investments for the three months ended December 31, 2011 and 2010 totaled $69.3 million and $85.5 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2011		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
First lien	$275,110,038	$262,081,858	$305,608,989	$296,488,131
Second lien	189,789,050	162,447,811	189,962,828	165,272,201
Subordinated debt / corporate notes	325,854,490	316,563,299	325,318,958	309,329,169
Preferred equity	12,506,900	9,476,431	12,268,187	9,762,932
Common equity	35,921,874	59,865,058	33,163,874	46,696,082

Total Investments	839,182,352	810,434,457	866,322,836	827,548,515
Cash equivalents	42,075,768	42,075,768	71,604,519	71,604,519

Total Investments and cash equivalents	$881,258,120	$852,510,225	$937,927,355	$899,153,034

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of December 31, 2011 and September 30, 2011.

Industry Classification	December 31, 2011	September 30, 2011
Business Services	11%	11%
Energy / Utilities	9	9
Healthcare, Education and Childcare	8	10
Chemicals, Plastics and Rubber	7	6
Cargo Transport	6	6
Consumer Products	6	5
Oil and Gas	6	5
Personal, Food and Miscellaneous Services	5	5
Printing and Publishing	5	5
Education	4	4
Environmental Services	4	3
Hotels, Motels, Inns and Gaming	4	4
Other Media	4	4
Electronics	3	3
Mining, Steel, Iron and Non-Precious Metals	3	3
Aerospace and Defense	2	4
Buildings and Real Estate	2	2
Distribution	2	—
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Personal Transportation	2	2
Communication	1	1
Manufacturing / Basic Industry	1	1
Other	3	5

Total	100%	100%

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and Credit Facility (See Note 10) are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2011, our ability to observe valuation inputs has not resulted in a reclassification of assets from Level 3 to 2. There were no investments transferred between Level 1 and 2 during the three months ended December 31, 2011.

In addition to using the above inputs in cash equivalents, investments and Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

At December 31, 2011 and September 30, 2011, our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

	Fair Value at December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$741,092,968	$—	$40,033,161	$701,059,807
Equity investments	69,341,489	6,586,213	114,038	62,641,238

Total investments	810,434,457	6,586,213	40,147,199	763,701,045
Cash equivalents	42,075,768	42,075,768	—	—

Total investments and cash equivalents	$852,510,225	$48,661,981	$40,147,199	$763,701,045

Credit Facility	$191,040,000	$—	$—	$191,040,000

	Fair Value at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$771,089,501	$—	$38,395,050	$732,694,451
Equity investments	56,459,014	4,044,595	61,091	52,353,328

Total investments	827,548,515	4,044,595	38,456,141	785,047,779
Cash equivalents	71,604,519	71,604,519	—	—

Total investments and cash equivalents	$899,153,034	$75,649,114	$38,456,141	$785,047,779

Credit Facility	$238,792,125	$—	$—	$238,792,125

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2011 and 2010:

	For the three months ended December 31, 2011
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, October 1, 2011	$732,694,451	$52,353,328	$785,047,779
Realized gains	138,156	1,871,266	2,009,422
Unrealized (depreciation) appreciation	(12,316,045)	7,291,199	(5,024,846)
Purchases, PIK and net discount accretion	38,620,573	3,924,515	42,545,088
Sales / repayments	(58,077,328)	(2,799,070)	(60,876,398)
Transfers out of Level 3	—	—	—

Ending Balance, December 31, 2011	$701,059,807	$62,641,238	$763,701,045

Net change in unrealized appreciation (depreciation) for the period reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(9,350,312)	$9,135,928	$(214,384)

	For the three months ended December 31, 2010
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, October 1, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains	2,293,343	—	2,293,343
Unrealized appreciation	13,507,841	1,860,352	15,368,193
Purchases, PIK and net discount accretion	100,385,797	3,737,573	104,123,370
Sales / repayments	(85,535,410)	—	(85,535,410)
Transfers in or out of Level 3	(39,546,063)	—	(39,546,063)

Ending Balance, December 31, 2010	$606,341,646	$50,735,753	$657,077,399

Net change in unrealized appreciation (depreciation) for the period reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$13,028,376	$1,860,352	$14,888,728

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended December 31, 2011 and 2010. There were no temporary draws outstanding at December 31, 2011 and 2010.

Period Ended December 31, 2011
Credit Facility	Carrying / Fair Value
Beginning balance, October 1, 2011 (Cost – $240,900,000)	$238,792,125
Total unrealized appreciation included in earnings	1,147,875
Borrowings (1)	242,200,000
Repayments (1)	(291,100,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2011 (Cost – $192,000,000)	$191,040,000

Period Ended December 31, 2010
Credit Facility	Carrying / Fair Value
Beginning balance, October 1, 2010 (Cost – $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	6,604,625
Borrowings (1)	95,400,000
Repayments (1)	(67,500,000)
Transfers in and/or out of Level 3	—

Ending Balance, December 31, 2010 (Cost – $255,800,000)	$248,445,750

(1) Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2011 and 2010, our Credit Facility had a net change in unrealized appreciation of $1.1 million and $6.6 million, respectively. On December 31, 2011 and September 30, 2011, net unrealized depreciation on our Credit Facility totaled $1.0 million and $2.1 million, respectively. We use a nationally recognized independent valuation services to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we have ownership of 5% or more of the portfolio company’s voting securities. A controlled affiliate is a company in which we own 25% or more of a portfolio company’s voting securities. Advances to and distributions from affiliates are included in the Consolidated Statements of Cash Flow under purchases and sales. Transactions related to our investments with both controlled and non-controlled affiliates for the three months ended December 31, 2011 were as follows:

Name of Investment	Fair Value at September 30, 2011	Advances to Affiliates	Distributions from Affiliates	Income Received	Fair Value at December 31, 2011
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,500,001	$1,500,000	$(3,500,000)	$379,166	$11,500,000
Non-Controlled Affiliates
Performance Holdings, Inc.	14,932,921	—	—	399,100	15,411,184
Envirosolutions, Inc.	25,740,212	336,342	(366,901)	202,927	27,841,530

Total Controlled and Non-Controlled Affiliates	$54,173,134	$1,836,342	$(3,866,901)	$981,193	$54,752,714

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

Class and Year	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Numerator for net increase in net assets resulting from operations	$15,845,524	$25,522,223
Denominator for basic and diluted weighted average shares	45,689,781	36,218,991
Basic and diluted net increase in net assets per share resulting from operations	$0.34	$0.71

8. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedules of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2011 and September 30, 2011, cash equivalents consisted of $42.1 million and $71.6 million, including amounts in money market funds, respectively.

9. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on December 31, 2011 and 2010 were $465.7 million and $403.4 million, respectively, and $10.19 and $11.14, respectively. Below are the financial highlights for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Per Share Data:
Net asset value, beginning of period	$10.13	$10.69
Net investment income (1)	0.33	0.31
Net change in realized and unrealized gain (1)	0.01	0.40

Net increase in net assets resulting from operations (1)	0.34	0.71
Dividends to stockholders (1), (2)	(0.28)	(0.26)

Net asset value, end of period	$10.19	$11.14

Per share market value, end of period	$10.09	$12.25
Total return * (3)	16.19%	17.91%
Shares outstanding at end of period	45,689,781	36,223,950

Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	8.10%	7.67%
Ratio of Credit Facility and SBA debentures related expenses to average net assets	2.03%	1.14%
Ratio of total expenses to average net assets	10.13%	8.81%
Ratio of net investment income to average net assets	12.83%	11.17%
Net assets at end of period	$465,709,582	$403,390,962

Average debt outstanding	$360,666,304	$290,552,174
Average debt per share	$7.89	$8.02
Portfolio turnover ratio	21.46%	49.80%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

10. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On June 25, 2007, we entered into a senior secured revolving credit agreement, or the Credit Facility, among us, various lenders and SunTrust Bank, as administrative agent for the lenders. As of December 31, 2011 and September 30, 2011, there was $192.0 million and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 1.28% and 1.27% exclusive of the fee on undrawn commitments of 0.20%, respectively.

Under our Credit Facility, the lenders agreed to extend credit to us in an aggregate principal or face amount not exceeding $315.0 million at any one time outstanding. The Credit Facility is a five-year revolving facility (with a stated maturity date of June 25, 2012) and pricing is set at 100 basis points over LIBOR. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of an asset coverage ratio not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing, excluding SBA Debentures, pursuant to exemptive relief from the Securities and Exchange Commission, or SEC. For a complete list of such covenants, see our report on Form 8-K, filed June 28, 2007 and on Form 10-Q, filed May 5, 2010. As of December 31, 2011, we were in compliance with our covenants relating to our Credit Facility.

SBA Debentures

SBIC LP is able to borrow funds from the Small Business Administration, or SBA, against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements. We had committed and funded SBIC LP with $75.0 million of equity capital, and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of December 31, 2011, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% inclusive of the upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees are amortized over the lives of the loans. Our fixed rate SBA debentures as of December 31, 2011 and September 30, 2011 are as follows:

Issuance Dates	Maturity	All-in Coupon Rate (1)	Principal Balance
Fixed Rate SBA Debentures
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46%	44,500,000
September 21, 2011	September 1, 2021	3.38%	105,000,000

		3.70%	$150,000,000

(1) Excluding 3.43% of upfront fees.

Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than U.S. GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because SBIC LP is wholly owned by us. As of December 31, 2011, SBIC LP was in compliance with our requirements relating to our SBA debentures.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

DECEMBER 31, 2011

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, we completed a public offering of 10,350,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $10.55 per share, raising approximately $109,192,500 in gross proceeds.

We are currently in discussions with our existing lenders and others to amend and restate our existing $315.0 million senior secured revolving Credit Facility which is scheduled to mature in June of this year. We currently expect the amended and restated credit facility to be at least $350 million, priced at LIBOR +275 with an unused fee of 50 basis points, to have a four-year maturity, with a one-year term out period following its third year, to have the same security to the same extent as in place for our existing Credit Facility and to include customary covenants, including a minimum asset coverage and minimum equity covenant. The amended and restated credit facility is not fully committed and the size and terms of such credit facility remain subject to change. Further, no assurances can be given that we will successfully enter into such an amended and restated credit facility.

Subsequent to December 31, 2011, Standard and Poor’s Ratings Services and Fitch Ratings Services assigned us an investment grade rating of BBB-.

Since December 31, 2011, we have invested $73 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2011, and the consolidated statements of operations, changes in net assets, and cash flows for the three month periods ended December 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries, including the consolidated schedule of investments, as of September 30, 2011; and in our report dated November 16, 2011, we expressed an unqualified opinion on that financial statement and schedule.

New York, New York

February 8, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the ability of PennantPark Investment Advisers, LLC, or the Investment Adviser, to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason.

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

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or SEC, including reports on Form 10-Q/K and current reports on Form 8-K.

You should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Investment Corporation is a business development company, or BDC, whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our senior secured revolving credit facility, or the Credit Facility, the SBA debentures, proceeds from the rotation of our portfolio, proceeds from public and private offerings of securities to finance our investment objectives.

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to continue to be treated as a regulated investment company, or RIC, and qualify annually under the Internal Revenue Code of 1986, as amended, or the Code.

Our wholly owned subsidiary, SBIC LP was organized as a Delaware limited partnership in May 2010 and received a license from the Small Business Administration, or the SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Company Act of 1958, as amended, or the 1958 Act, in July 2010. SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our investment activities are managed by the Investment Adviser. Under our investment management agreement with the Investment Adviser, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement. The SBIC LP investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an administration agreement, or the Administration Agreement, with PennantPark Investment Administration LLC, or the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. Our board of directors, a majority of whom are independent of us and the Investment Adviser, supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment premiums on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2011, our portfolio totaled $810.4 million and consisted of $262.1 million of senior secured loans, $162.4 million of second lien secured debt, $316.6 million of subordinated debt and $69.3 million of preferred and common equity investments. Our portfolio consisted of 63% fixed-rate and 37% variable-rate investments (including 29% with a London Interbank Offered Rate, or LIBOR, or prime floor). On December 31, 2011, we had two non-accrual debt investments, representing 1.5% of our overall portfolio on a fair value basis and 4.8% of our overall portfolio on a cost basis. Our overall portfolio consisted of 46 companies with an average investment size of $17.6 million, a weighted average yield on debt investments of 13.2%, and was invested 32% in senior secured loans, 20% in second lien secured debt, 39% in subordinated debt and 9% in preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $827.5 million and consisted of $296.5 million of senior secured loans, $165.3 million of second lien secured debt, $309.3 million of subordinated debt and $56.4 million of preferred and common equity investments. Our portfolio consisted of 61% fixed-rate investments and 39% variable-rate investments (including 31% with a LIBOR or prime floor). Our overall portfolio consisted of 48 companies with an average investment size of $17.2 million, a weighted average yield on debt investments of 13.3%, and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.

For the three months ended December 31, 2011, we invested $43.0 million in one new portfolio company and seven existing portfolio companies with a weighted average yield on debt investments of 16.4%. Sales and repayments of long-term investments for the three months ended December 31, 2011 totaled $69.3 million.

For the three months ended December 31, 2010, we invested $99.9 million in six new portfolio companies and one existing portfolio company with a weighted average yield on debt investments of 15.0% (yield on debt investments, excluding value of attached equity, was 14.0%). Sales and repayments of long term investments for the three months ended December 31, 2010 totaled $85.5 million.

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

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy described in this Report and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may differ from our valuation and the differences could be material.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Investment Adviser;

(3)	Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Adviser, the independent valuation firms and the audit committee.

Fair value, as defined under Accounting Standards Codification, or ASC, 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value of an investment from the original transaction price, adjustments are made to reflect the expected exit values. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the quarter ended December 31, 2011, our ability to observe valuation inputs has not resulted in a reclassification of assets from Level 3. There were no investments transferred between Level 1 and 2 during the same period.

In addition to using the above inputs in cash equivalents, investments and Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820 (See Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading, in determining fair value.

The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities including the SBA debentures. For the three months ended December 31, 2011 and 2010, our Credit Facility had a net change in unrealized appreciation of $1.1 million and $6.6 million, respectively. As of December 31, 2011 and September 30, 2011, net unrealized depreciation on our Credit Facility totaled $1.0 million and $2.1 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2011 and 2010, respectively.

Investment Income

Investment income for the three months ended December 31, 2011 was $26.8 million and was primarily attributable to $11.0 million from senior secured loans, $4.1 million from second lien secured debt investments and $11.7 million from subordinated debt investments. This compares to investment income for the three months ended December 31, 2010, which was $20.0 million, and was primarily attributable to $8.7 million from senior secured loans, $3.4 million from second lien secured debt investments and $7.9 million from subordinated debt investments. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio, rotation out of our lower yielding investments and other income associated with our investments.

Expenses

Expenses for the three months ended December 31, 2011 totaled $11.8 million. Base management fees for the same period totaled $4.0 million, performance-based incentive fees totaled $3.7 million, Credit Facility and SBA debentures related interest and expenses totaled $2.4 million and general and administrative expenses totaled $1.7 million. This compares to expenses for the three months ended December 31, 2010, which totaled $8.8 million. Base management fees for the same period totaled $3.5 million, performance-based incentive fees totaled $2.8 million, Credit Facility and SBA debentures related expenses totaled $1.1 million, general and administrative expenses totaled $1.3 million and excise taxes totaled $0.1 million. The increase in expenses is due to the growth of the portfolio and net investment income as well as the higher cost of debt capital.

Net Investment Income

Net investment income totaled $15.0 million, or $0.33 per share, for the three months ended December 31, 2011, and $11.2 million, or $0.31 per share, for the three months ended December 31, 2010. The increase in per share net investment income over the periods was the result of the growth of our portfolio.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the three months ended December 31, 2011 totaled $69.3 million and realized losses totaled $8.0 million due to sales of our debt investments. Sales and repayments of long-term investments totaled $85.5 million and net realized gains totaled $2.3 million for the three months ended December 31, 2010.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three months ended December 31, 2011 and 2010, we reported unrealized appreciation of $10.0 million and $18.7 million, respectively. The change from the prior year was the result of changes in the leveraged credit markets. On December 31, 2011 and September 30, 2011, net unrealized depreciation on investments totaled $28.7 million and $38.8 million, respectively.

For the three months ended December 31, 2011 and 2010, our Credit Facility value increased by $1.1 million and $6.6 million, respectively. The change from prior year was primarily the result of the Credit Facility approaching maturity. On December 31, 2011 and September 30, 2011, net unrealized depreciation on our Credit Facility totaled $1.0 million and $2.1 million, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $15.8 million, or $0.34 per share, for the three months ended December 31, 2011. This compares to a net increase in net assets resulting from operations which totaled $25.5 million, or $0.71 per share, for the three months ended December 31, 2010. This decrease in net assets from operations is due to the continued growth in net investment income as a result of growing our portfolio, offset by the appreciation in the value of our Credit Facility as it approaches maturity and depreciation of our investments.

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

We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, will be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. We continuously monitor conditions in the credit markets and seek opportunities to enhance our debt structure considering our Credit Facility matures in June 2012. We are in advanced discussions with lenders regarding a new Credit Facility to replace our existing Credit Facility, which matures in June 2012. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed below. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes. See “Recent Developments” for more information.

On June 25, 2007, we entered into the Credit Facility, with various lenders and SunTrust Bank, as administrative agent for the lenders. As of December 31, 2011 and September 30, 2011, we had outstanding borrowings of $192.0 million and $240.9 million under the Credit Facility, with a weighted average interest rate of 1.28% and 1.27%, exclusive of the fee on undrawn commitment of 0.20%, and $123.0 million and $74.1 million of unused borrowing capacity, respectively.

Under our Credit Facility, the lenders agreed to extend us credit in an initial aggregate principal or face amount not exceeding $315.0 million outstanding at any one time. The Credit Facility is a revolving facility, with a stated maturity date of June 25, 2012, and is secured by substantially all of our investment portfolio assets, except for those assets of SBIC LP. Pricing of borrowings under our Credit Facility is set at 100 basis points over LIBOR.

Our Credit Facility contains affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the greater of (i) 40% of the total assets of PennantPark Investment and its subsidiaries as of the last day of any fiscal quarter and (ii) the sum of (A) $120,000,000 plus (B) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness, in each case of PennantPark Investment, of not less than 2.0:1.0 (excluding, in such computation, any exemptive relief granted by the SEC with respect to the indebtedness of any SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in PennantPark Investment’s portfolio. As of December 31, 2011, we were in compliance with the terms of our Credit Facility.

In accordance with the 1940 Act, with certain limited exceptions, the PennantPark Investment is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2011, we have excluded the SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief.

For the three months ended December 31, 2011 and December 31, 2010, we did not sell any shares of common stock below the then current NAV per share. Any decision to sell shares below the then current net asset value per share of our common stock in one or more offerings is subject to shareholder approval and the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to our stockholder’s interest in our common stock and a reduction of our net asset value per share.

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements. We have committed and funded SBIC LP with $75.0 million of equity capital, and had SBA debentures outstanding of $150.0 million. We had $41.1 million of cash in SBIC LP as of December 31, 2011. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its regulatory capital.

As of December 31, 2011, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% inclusive of the upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees are amortized over the lives of the loans. Our fixed rate SBA debentures as of December 31, 2011 and September 30, 2011 are as follows:

Issuance Dates	Maturity	All-in Coupon Rate (1)	Principal Balance
Fixed Rate SBA Debentures
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46%	44,500,000
September 21, 2011	September 1, 2021	3.38%	105,000,000

		3.70%	$150,000,000

(1)	Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than U.S. GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2011, SBIC LP was in compliance with its regulatory requirements.

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

Our operating activities provided cash of $31.7 million for the three months ended December 31, 2011, primarily from net proceeds from the disposition of investments, and our financing activities used cash of $61.2 million for the same period, primarily from net repayments under our Credit Facility.

Our operating activities used cash of $27.3 million for the three months ended December 31, 2010, primarily from net purchases of investments, and our financing activities provided cash of $28.5 million for the same period, primarily from proceeds on issuance of SBA debentures and net borrowings on our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2011 including, borrowings under our multi-currency Credit Facility and other contractual obligations, are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$192.0	$192.0	$—	$—	$—
SBA debentures	150.0	—	—	—	150.0

Subtotal debt outstanding (2)	342.0	192.0	—	—	150.0
Unfunded investments (3)	36.3	18.6	17.2	—	0.5

Total contractual obligations	$378.3	$210.6	$17.2	$—	$150.5

(1)	As of December 31, 2011, we had $123.0 million of unused borrowing capacity under our Credit Facility, subject to various restrictions and covenants.
(2)	The weighted average interest rate on the total debt outstanding as of December 31, 2011 was 2.29% exclusive of the fee on the undrawn commitment of 0.20% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(3)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was renewed in February 2012, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement with us. The SBIC LP investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our gross assets and (2) an incentive fee based on our performance. See Note 3 to the Consolidated Financial Statements.

Under our Administration Agreement, which was renewed in February 2012, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement, which is intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, we or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief compliance officer, chief financial officer and their respective staffs. See Note 3 to the Consolidated Financial Statements.

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

Recent Developments

Subsequent to December 31, 2011, we completed a public offering of 10,350,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $10.55 per share, raising approximately $109,192,500 in gross proceeds.

We are currently in discussions with our existing lenders and others to amend and restate our existing $315.0 million senior secured revolving Credit Facility which is scheduled to mature in June of this year. We currently expect the amended and restated credit facility to be at least $350 million, priced at LIBOR +275 with an unused fee of 50 basis points, to have a four-year maturity, with a one-year term out period following its third year, to have the same security to the same extent as in place for our existing Credit Facility and to include customary covenants, including a minimum asset coverage and minimum equity covenant. The amended and restated credit facility is not fully committed and the size and terms of such credit facility remain subject to change. Further, no assurances can be given that we will successfully enter into such an amended and restated credit facility.

Subsequent to December 31, 2011, Standard and Poor’s Ratings Services and Fitch Ratings Services assigned us an investment grade rating of BBB-.

Since December 31, 2011, we have invested $73 million.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distribution

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the three months ended December 31, 2011 and 2010, we have elected to retain a portion of our calendar year income and record an excise tax of approximately $0.1 million, respectively.

During the three months ended December 31, 2011 and 2010, we declared distributions of $0.28 and $0.26 per share, respectively, for total distributions of $12.8 million and $9.4 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

We intend to continue to make quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our board of directors.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may distribute our common stock as a dividend of our taxable income and a shareholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A shareholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2011, our portfolio consisted of 63% fixed-rate and 37% variable-rate investments (including 29% with a LIBOR, or prime floor). The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Assuming that the current balance sheet were to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

As of the period covered by this Report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 8, 2012	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: February 8, 2012	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)