Form 10-Q
period 2012-03-31
PENNANTPARK INVESTMENT CORP
filed 2012-05-02
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2012 was 56,367,339.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “SBIC LP” or “our SBIC” refers to our wholly owned consolidated small business investment company, or SBIC, subsidiary, PennantPark SBIC LP, and its general partner PennantPark SBIC GP, LLC, or SBIC GP; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio or investments include investments we make through all our consolidated subsidiaries. References to our Subsidiaries, refers to SBIC LP, SBIC GP and the Taxable Subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012 (unaudited)	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$850,864,770 and $816,078,311, respectively)	$838,697,179	$773,375,381
Non-controlled, affiliated investments, at fair value (cost—$31,457,826 and $36,744,425, respectively)	35,656,110	40,673,133
Controlled, affiliated investments, at fair value (cost—$14,500,100 and $13,500,100, respectively)	14,500,002	13,500,001

Total Investments, at fair value (cost—$896,822,696 and $866,322,836, respectively)	888,853,291	827,548,515
Cash equivalents (See Note 8)	26,964,225	71,604,519
Interest receivable	11,013,869	10,878,236
Receivable for investments sold	4,179,031	13,118,967
Prepaid expenses and other assets	4,895,013	5,587,977

Total assets	935,905,429	928,738,214

Liabilities
Distributions payable	15,737,924	12,336,241
Payable for investments purchased	3,528,707	18,572,499
Unfunded investments	16,980,269	37,132,151
Credit facility payable (cost—$158,500,000 and $240,900,000, respectively) (See Notes 5 and 10)	157,757,500	238,792,125
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
Interest payable on credit facility and SBA debentures	937,416	687,362
Management fee payable (See Note 3)	4,176,894	4,008,054
Performance-based incentive fee payable (See Note 3)	2,374,706	3,773,829
Accrued other expenses	1,104,368	778,757

Total liabilities	352,597,784	466,081,018

Net assets
Common stock, 56,206,873 and 45,689,781 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	56,207	45,690
Paid-in capital in excess of par value	647,530,381	540,603,020
Undistributed net investment income	4,551,894	8,326,854
Accumulated net realized loss on investments	(61,603,932)	(49,651,922)
Net unrealized depreciation on investments	(7,969,405)	(38,774,321)
Net unrealized depreciation on credit facility	742,500	2,107,875

Total net assets	$583,307,645	$462,657,196

Total liabilities and net assets	$935,905,429	$928,738,214

Net asset value per share	$10.38	$10.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$24,310,488	$20,836,197	$48,330,912	$39,395,362
Other	1,084,688	1,233,863	2,955,202	2,080,447
From non-controlled, affiliated investments:
Interest	549,594	381,222	1,122,525	744,654
From controlled, affiliated investments:
Interest	416,889	260,167	791,778	470,167

Total investment income	26,361,659	22,711,449	53,200,417	42,690,630

Expenses:
Base management fee (See Note 3)	4,178,151	3,589,342	8,221,432	7,087,936
Performance-based incentive fee (See Note 3)	2,374,842	3,338,434	6,123,970	6,131,428
Interest and expenses on the credit facility and SBA debentures (See Note 10)	2,736,619	1,086,523	5,111,742	2,221,950
Administrative services expenses (See Note 3)	808,303	650,662	1,605,656	1,229,717
Other general and administrative expenses	897,849	847,668	1,740,194	1,531,027

Expenses before taxes and debt issuance costs	10,995,764	9,512,629	22,802,994	18,202,058

Excise tax (See Note 2)	245,000	39,857	280,000	158,824
Debt issuance costs (See Note 5)	5,361,319	—	5,361,319	—

Total expenses	16,602,083	9,552,486	28,444,313	18,360,882

Net investment income	9,759,576	13,158,963	24,756,104	24,329,748

Realized and unrealized (loss) gain on investments and credit facility:
Net realized (loss) gain on investments	(3,922,455)	286,452	(11,952,011)	2,579,813
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	22,470,558	4,711,487	30,535,339	23,464,360
Controlled & non-controlled, affiliated investments	(1,692,070)	128,906	269,576	38,735
Credit facility unrealized (appreciation) (See Notes 5 and 10)	(217,500)	(4,698,821)	(1,365,375)	(11,303,446)

Net change in unrealized appreciation	20,560,988	141,572	29,439,540	12,199,649

Net realized and unrealized gain from investments and credit facility	16,638,533	428,024	17,487,529	14,779,462

Net increase in net assets resulting from operations	$26,398,109	$13,586,987	$42,243,633	$39,109,210

Net increase in net assets resulting from operations per common share (See Note 7)	$0.50	$0.33	$0.85	$1.01

Net investment income per common share	$0.18	$0.32	$0.50	$0.63

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Net increase in net assets from operations:
Net investment income	$24,756,104	$24,329,748
Net realized (loss) gain on investments	(11,952,011)	2,579,813
Net change in unrealized appreciation on investments	30,804,915	23,503,095
Net change in unrealized appreciation on credit facility	(1,365,375)	(11,303,446)

Net increase in net assets resulting from operations	42,243,633	39,109,210

Distributions to stockholders:
Distributions from net investment income	(28,531,062)	(21,704,559)
Capital share transactions:
Public offering	109,192,500	114,080,000
Offering costs relating to public offering	(3,979,000)	(5,743,800)
Reinvestment of dividends	1,724,378	1,703,764

Total increase in net assets	120,650,449	127,444,615

Net assets:
Beginning of period	462,657,196	386,575,223
End of period	$583,307,645	$514,019,838

Undistributed net investment income, at period end	$4,551,894	$4,584,659

Capital share activity:
Public offering	10,350,000	9,200,000
Shares issued from reinvestment of dividends	167,092	146,160

Total shares issued	10,517,092	9,346,160

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$42,243,633	$39,109,210
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) by operating activities:
Net change in unrealized appreciation on investments	(30,804,915)	(23,503,095)
Net change in unrealized appreciation on credit facility	1,365,375	11,303,446
Net realized loss (gain) on investments	11,952,011	(2,579,813)
Net accretion of discount and amortization of premium	(5,784,489)	(3,219,842)
Purchase of investments	(153,884,038)	(196,549,024)
Payment-in-kind income	(6,136,921)	(5,181,586)
Proceeds from dispositions of investments	118,544,142	137,107,533
(Increase) Decrease in interest receivable	(135,633)	1,237,227
Decrease in receivables for investments sold	8,939,936	30,254,774
Decrease in prepaid expenses and other assets	692,964	502,446
(Decrease) in payables for investments purchased	(15,043,792)	(40,410,000)
(Decrease) in unfunded investments	(15,342,447)	(3,569,562)
Increase in interest payable on credit facility and SBA debentures	250,054	77,379
Increase in management fee payable	168,840	302,526
(Decrease) Increase in performance-based incentive fee payable	(1,399,124)	1,099,423
Increase (Decrease) in accrued other expenses	325,610	(452,070)

Net cash (used) by operating activities	(44,048,794)	(54,471,028)

Cash flows from financing activities:
Public offering	109,192,500	114,080,000
Offering costs related to public offering	(3,979,000)	(5,743,800)
Distributions paid to stockholders, net of dividends reinvested	(23,405,000)	(17,115,744)
Borrowings under SBA debentures (See Note 10)	—	45,000,000
Capitalized borrowing costs	—	(1,756,250)
Borrowings under credit facility (See Note 10)	695,500,000	200,300,000
Repayments under credit facility (See Note 10)	(777,900,000)	(280,561,200)

Net cash (used) provided by financing activities	(591,500)	54,203,006

Net (decrease) in cash equivalents	(44,640,294)	(268,022)
Cash equivalents, beginning of period	71,604,519	1,814,451

Cash equivalents, end of period	$26,964,225	$1,546,429

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$4,285,855	$1,826,073

Income taxes paid	$258,550	$123,824

Dividends reinvested	$1,724,378	$1,703,764

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—143.8% (1),(2)
First Lien Secured Debt—45.2%
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(7)	19,250,000	$18,783,191	$19,250,000
Brand Energy and Infrastructure Services, Inc.	02/07/2014	Energy / Utilities	3.76%		L+325		2,000,000	1,677,320	1,851,000
CEVA Group PLC (5),(9)	10/01/2016	Logistics	11.63%		—		7,500,000	7,341,591	7,950,000
CEVA Group PLC (5),(9)	04/01/2018	Logistics	11.50%		—		1,000,000	989,464	990,000
Columbus International, Inc. (5), (9)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,095,000
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,777,014	12,360,000
Hanley-Wood, L.L.C.	01/13/2017	Other Media	8.00%		L+650	(7)	1,761,727	1,761,727	1,761,727
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,270,580	11,787,500
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(7)	24,500,000	24,015,996	24,990,000
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(7)	18,762,500	18,353,870	18,921,981
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.61%		L+225		9,635,135	9,635,135	5,331,438
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(7)	18,952,500	18,097,866	18,762,975
Kadmon Pharmaceuticals, LLC	10/31/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(7)	4,981,188	4,965,097	5,055,906
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,600,462	25,466,448
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% %)	L+400	(7)	37,772,126	33,106,023	29,950,160
Pre-Paid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%		L+600	(7)	1,796,748	1,771,633	1,733,862
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(7)	35,000,000	34,053,237	33,950,000
Questex Media Group LLC (8)	12/16/2012	Other Media	—		—		133,603	133,603	133,603
Tekelec Global Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	(7)	4,250,000	4,187,709	4,250,000
Tekelec Global Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	(7)	10,625,000	10,320,982	10,625,000
UP Support Servives, Inc.	02/08/2013	Oil and Gas	9.50 (PIK 0.75	% %)	L+800	(7)	14,319,391	11,201,685	11,127,896
UP Support Services, Inc. (8)	02/08/2013	Oil and Gas	—		—	(7)	1,916,666	1,532,977	1,489,481
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,396,222	4,826,250

Total First Lien Secured Debt								264,973,384	263,660,227

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Second Lien Secured Debt—26.8%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.58%		L+600		13,600,000	$13,333,203	$11,356,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.55%		L+700		12,000,000	11,837,896	10,392,000
DirectBuy Holdings, Inc.(5), (6)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,964,124	6,460,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50 (PIK 2.75	% %)	—		46,000,000	45,629,410	47,495,000
Eureka Hunter Pipeline, LLC (8)	08/16/2012	Energy/Utilities	—		—		4,000,000	3,900,000	4,130,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(7)	3,018,217	3,018,220	2,822,033
Paradigm Management Services, LLC	07/31/2017	Healthcare, Education and Childcare	12.50%		L+1,000	(7)	20,512,821	20,013,680	20,512,821
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(7)	2,955,232	2,955,232	2,742,455
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+750	(7)	2,107,105	2,107,105	1,860,574
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,260,710
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,741,814	17,840,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	5.99%		L+575		13,500,000	12,046,148	13,083,755
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.25%		L+600		7,811,488	7,468,552	7,303,741

Total Second Lien Secured Debt								180,015,384	156,259,089

Subordinated Debt/Corporate Notes—60.6%
Acentia, LLC	10/02/2017	Electronics	13.75%		—		19,000,000	18,525,557	18,525,000
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—		35,552,000	34,084,352	32,174,560
Diversitech Corporation	01/29/2017	Manufacturing/Basic Industry	13.50 (PIK 2.00	% %)	—		11,000,000	10,792,285	11,192,500
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—		24,904,672	24,350,195	24,904,672
Galls, LLC; Quartermaster Inc.	03/31/2017	Distribution	13.00%		—		21,580,914	21,152,375	21,580,914
JF Acquisition, LLC	12/30/2017	Distribution	14.00 (PIK 2.00	% %)	—		17,000,000	16,545,371	16,575,000
Last Mile Funding, Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—		45,023,152	44,045,590	44,482,874
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—		4,909,506	4,278,793	4,455,377
LTI Flexible Products, Inc.	01/26/2017	Chemical, Plastic and Rubber	13.88 (PIK 1.88	% %)	—		34,262,227	33,469,743	34,947,472
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50 (PIK 2.00	% %)	—		15,000,000	14,609,296	15,000,000
MedQuist, Inc.	10/14/2016	Business Services	13.00 (PIK 2.00	% %)	—		19,000,000	18,526,226	19,997,500
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	15.02 (PIK 2.02	% %)	—		17,123,218	16,758,032	16,849,247
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50 (PIK 2.00	% %)	—		26,431,541	25,961,026	26,431,541
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,201,906	8,000,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00 (PIK 2.50	% %)	—		12,020,950	11,685,601	12,020,950
UP Support Services Inc.	02/08/2015	Oil and Gas	19.50 (PIK 19.50	% %)	—		29,152,826	29,114,234	19,532,393
Veritext Corp.	12/31/2015	Business Services	14.00 (PIK 3.00	% %)	—		16,200,000	15,883,636	16,200,000
Veritext Corp. (8)	12/31/2012	Business Services	—		—		10,800,000	10,530,000	10,800,000

Total Subordinated Debt/Corporate Notes								359,514,218	353,670,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests —1.3% (7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$623,379
AHC Mezzanine, LLC (Advanstar, Inc.)	—	Other Media	—	—	7,505	318,896	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%	—	3,591	24,177	25,868
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%	—	76,357	765,307	980,762
CI (IHS) Investment Holdings, LLC (8)	—	Healthcare, Education and Childcare	—	—	38,179	382,654	—
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	1,421,407
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,623,922
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	2,061,678

Total Preferred Equity/Partnership Interests						10,531,077	7,422,836

Common Equity/Warrants/Partnership Interests—9.9%(7)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	2,000,000	2,000,000
AH Holdings, Inc. (American Surgical Holdings, Inc.) (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	2,092,725
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (Galls, LLC; Quartermaster Inc.) (11)	—	Distribution	—	—	1,505,000	1,505,000	1,505,000
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	300,781
CI (IHS) Investment Holdings, LLC (8)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	—
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	2,277,209	6,456,840
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000	1,350,000	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—	—	348,912	2,443,050	2,394,070
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	10,802,578
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	7,832,584
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	129,209
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,700	1,700,000	1,515,631
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	3,898,882
Paradigm Acquisition Corp. (Paradigm Management Services, LLC)	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	2,000,000
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	2,349,899
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	288,508
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—	—	2,276,847	2,274,883	2,276,847
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	863,190
Transportation 100 Holdco, L.L.C. (10) (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,768,884
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,166	9,166	10,359
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	8,170,233

Total Common Equity/Warrants/Partnership Interests						35,830,707	57,685,027

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						850,864,770	838,697,179

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—6.1% (1),(2)
Second Lien Secured Debt—2.0%
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%	L+600	(7)	4,402,812	$4,402,812	$4,402,812
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%	L+625	(7)	8,000,000	8,000,000	7,424,000

Total Second Lien Secured Debt							12,402,812	11,826,812

Subordinated Debt/Corporate Notes—1.2%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00%	—		7,293,719	7,148,244	6,965,502

		Motion Pictures and Entertainment	(PIK 15.00%)
Common Equity/Partnership Interest—2.9% (6)
EnviroSolutions, Inc.	—	Environmental Services	—	—		103,450	8,156,770	15,546,685
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—	—		375,000	3,750,000	1,317,111

Total Common Equity/Partnership Interest							11,906,770	16,863,796

Total Investments in Non-Controlled, Affiliated Portfolio Companies							31,457,826	35,656,110

Investments in Controlled, Affiliated Portfolio Companies—2.5% (1),(2)
First Lien Secured Debt—1.8%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	—		10,000,000	10,000,000	10,501,510

Subordinated Debt/Corporate Notes—0.4%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	—		2,500,000	2,500,000	2,273,155

Preferred Equity—0.3% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%	—		2,000	2,000,000	1,725,337

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—	—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies							14,500,100	14,500,002

Total Investments—152.4%							896,822,696	888,853,291
Cash Equivalents—4.6%						26,964,225	26,964,225	26,964,225

Total Investments and Cash Equivalents—157.0%							$923,786,921	$915,817,516

Liabilities in Excess of Other Assets—(57.0%)								(332,509,871)

Net Assets—100.0%								$583,307,645

(1)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime Rate, or Prime or “P”.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is subject to a LIBOR or Prime rate floor.
(8)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(9)	Non-U.S. company or principal place of business outside the United States.
(10)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.
(11)	Investment is held through PNNT CI (GALLS) Prime Investments Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—167.2%(1),(2)
First Lien Secured Debt—60.6%
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	20,300,000	$19,748,930	$20,300,000
CEVA Group PLC (5), (10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,328,729	7,331,250
CEVA Group PLC (5), (10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,872	920,000
Chester Downs and Marina, LLC	07/29/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,358,254	11,024,166	11,310,924
Columbus International, Inc.(5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	9,800,000
Covad Communications Group, Inc.(5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	6,475,000	6,362,696	6,345,500
Good Sam Enterprises, LLC (5) (f/k/a Affinity Group Holdings Inc.)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,759,625	11,220,000
Hanley-Wood, L.L.C.	03/10/2014	Other Media	2.56%		L+225		8,662,500	8,662,500	4,222,969
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,625,000	24,227,464	25,683,875
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	19,000,000	18,572,500	18,572,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.51%		L+225		9,671,622	9,671,622	6,866,851
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	18,002,959	18,004,875
Kadmon Pharmaceuticals, LLC (f/k/a Three Rivers Pharmaceutical, L.L.C.)	10/22/2011	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	29,066,987	27,940,332	30,811,006
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,555,967	25,401,316
Penton Media, Inc.	08/01/2014	Other Media	5.00	%(6)	L+400	(8)	37,779,699	32,241,162	26,130,971
Prepaid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50	% (6)	L+600	(8)	2,000,000	1,970,966	1,900,000
Prepaid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00	% (6)	L+950	(8)	35,000,000	33,978,263	33,250,000
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+550	(8)	26,721	26,721	26,721
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		240,485	240,485	240,485
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	17,302,083	17,047,133	17,215,572
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,391,231	4,590,000

Total First Lien Secured Debt								289,742,323	280,144,815

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Second Lien Secured Debt—32.9%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.30%		L+600		13,600,000	$13,300,431	$11,832,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.33%		L+700		12,000,000	11,821,275	10,680,000
DirectBuy Holdings, Inc.(5)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,944,865	10,710,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50	%(6)	—		31,000,000	31,000,000	31,000,000
Eureka Hunter Pipeline, LLC (9)	08/15/2012	Energy / Utilities	—		—		19,000,000	18,525,000	18,525,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	%(6)	L+700	(8)	2,860,871	2,860,871	2,860,871
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,971,450	2,971,450	2,692,134
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	% (6)	L+750	(8)	1,990,370	1,990,370	1,737,593
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000	16,672,749	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	9,760,000
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,726,668	16,160,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.07	% (6)	L+575		13,500,000	11,856,253	12,521,250
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.24	% (6)	L+600		7,811,488	7,422,480	6,756,937

Total Second Lien Secured Debt								$176,092,412	152,065,785

Subordinated Debt/Corporate Notes—65.0%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Products	11.63%		—		26,345,000	26,391,240	20,285,650
Aquilex Holdings, LLC (5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,440,262	8,309,400
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—		8,109,468	7,997,216	8,109,468
Diversitech Corporation	01/29/2017	Manufacturing / Basic Industry	13.50	% (6)	—		11,000,000	10,783,491	10,780,000
Escort, Inc.	06/01/2016	Electronics	14.75	% (6)	—		24,560,142	23,964,150	24,314,541
Last Mile Funding, Corp.	06/30/2016	Cargo Transport	14.50	% (6)	—		44,456,391	43,380,579	43,344,981
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	% (6)	—		4,566,982	3,891,689	4,133,119
LTI Flexible Products, Inc.	01/26/2017	Chemical, Plastic and Rubber	13.88	% (6)	—		33,937,985	33,119,280	33,768,295
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50	% (6)	—		15,000,000	14,579,991	14,640,000
MedQuist, Inc.	10/14/2016	Business Services	13.00	% (6)	—		19,000,000	18,492,685	19,950,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02	% (6)	—		16,785,000	16,400,403	16,600,365
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50	%(6)	—		26,169,195	25,667,843	25,645,811
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,159,259	7,800,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (6)	—		12,020,950	11,683,548	11,984,887
UP Support Services Inc.	02/08/2015	Oil and Gas	19.00	% (6)	—		26,276,070	26,063,224	24,173,984
Veritext Corp.	12/31/2015	Business Services	14.00	% (6)	—		15,000,000	14,686,238	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								316,401,098	300,840,501

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests —1.7% (7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$491,004
AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—	—	7505	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%	—	909	909,248	1,328,977
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	2,026,969
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,581,165
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%	—	101,175	2,738,050	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,911,003

Total Preferred Equity/Partnership Interests						10,268,187	8,024,938

Common Equity/Warrants/Partnership Interests—7.0%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.) (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—	—	1,333	3,000,000	280,176
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—	—	1,856	18,556	1,443,556
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	2,277,209	8,431,871
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000	1,350,000	469,500
Kadmon Corporation, LLC, Class A (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	295,205
Kadmon Corporation, LLC, Class D (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	112,064
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,221,932	3,239,999	4,044,595
Magnum Hunter Resources Corporation (Warrants)	10/14/2013	Oil and Gas	—	—	122,193	105,697	61,091
MidOcean PPL Holdings, Inc. (Pre-Paid LegalServices, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	3,320,146
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	101,931
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,352,585
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	166,063
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	577,061
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	1,521,406
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,591,505
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—	—	9,166	9,166	—
Vtext Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	7,501,780

Total Common Equity/Warrants/Partnership Interests						23,574,291	32,299,342

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						816,078,311	773,375,381

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.8% (1),(2)
First Lien Secured Debt – 1.4%
EnviroSolutions, Inc. (9)	07/29/2013	Environmental Services			—		6,666,666	$6,666,666	$6,666,666

Second Lien Secured Debt—2.9%
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	5,870,416	5,870,416	5,870,416

Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,336,000

Total Second Lien Secured Debt								13,870,416	13,206,416

Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00	% (6)	—		6,775,991	6,617,860	6,403,311

		Motion Pictures and Entertainment
Common Equity/Partnership Interest—3.1% (7)
EnviroSolutions, Inc.	—	Environmental Services	—		—		37,382	2,710,036	5,641,925
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—		—		50,102	3,129,447	7,561,205
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement,	—		—		375,000	3,750,000	1,193,610
		Motion Pictures and Entertainment

Total Common Equity/Partnership Interest								9,589,483	14,396,740

Total Investments in Non-Controlled, Affiliated Portfolio Companies								36,744,425	40,673,133

Investments in Controlled, Affiliated Portfolio Companies—2.9% (1),(2)
First Lien Secured Debt—2.1%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		9,200,000	9,200,000	9,676,650

Subordinated Debt/Corporate Notes—0.5%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		2,300,,000	2,300,000	2,085,357

Preferred Equity—0.4% (7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,737.994

Common Equity—0.0% (7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								13,500,100	13,500,001

Total Investments—178.9%								866,322,836	827,548,515

Cash Equivalents—15.5%							71,604,519	71,604,519	71,604,519

Total Investments and Cash Equivalents—194.3%								$937,927,355	$899,153,034

Liabilities in Excess of Other Assets—(94.3%)									(436,495,838)
Net Assets—100.0%									$462,657,196

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

(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime rate.
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

MARCH 31, 2012

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

On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” We completed our initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since our initial public offering, we have sold 34.6 million shares of common stock through follow-on public offerings, resulting in net proceeds of $347.7 million. During the three months ended March 31, 2012, we sold approximately 10.4 million shares in a follow-on public offering, resulting in net proceeds of $105.2 million, after estimated offering costs.

We are externally managed by PennantPark Investment Advisers. PennantPark Investment Administration provides the administrative services necessary for us to operate.

SBIC LP and its general partner, SBIC GP, were organized in Delaware as a limited partnership and a limited liability company, respectively, in May 2010 and began operations in June 2010. SBIC LP received a license from the Small Business Administration, or SBA, to operate as an SBIC effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958, or the 1958 Act. Both SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of PennantPark Investment. SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments generally, investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to SBIC LP under a separate investment management agreement. PennantPark Investment, through the Administrator, also provides similar services to SBIC LP and our controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries, or SPH, under separate administration agreements. See Note 3.

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold portfolio companies organized as pass-through entities and still satisfy the requirements of regulated investment companies, or RICs, under the Internal Revenue Code of 1986, as amended, or the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, or otherwise by a principal market maker or a primary market dealer. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

We expect that there will not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described herein, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

(b) Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investments and our senior secured revolving credit facility, or the Credit Facility, values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, market discount or premium and deferred financing costs are capitalized and we then accrete or amortize such amounts using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

        Since May 1, 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code and expects to be subject to tax as a RIC. As a result, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and recorded an excise tax of approximately $0.3 million and $0.2 million for the six months ended March 31, 2012 and 2011, respectively.

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

We do not consolidate the Taxable Subsidiaries for income tax purposes, but we do consolidate the results of these Taxable Subsidiaries for financial reporting purposes.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

(d) Dividends, Distributions, and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a dividend or distributions determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually.

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

(f) New Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements, or ASC 820, by: (1) clarifying that certain concepts related to measuring the fair value apply only to non-financial assets; (2) allowing a reporting entity to measure the fair value of a net asset or net liability position in a manner consistent with how market participants would price the position; (3) providing a framework for selecting a premium or discount that may be applied in a fair value measurement; (4) providing that an instrument classified in a reporting entity’s shareholders’ equity may be fair valued based on how a market participant would price the identical instrument; and (5) expanding the qualitative and quantitative fair value disclosure requirements. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, as adopted, did not have a material impact on our Consolidated Financial Statements. See Note 5.

3. AGREEMENTS

PennantPark Investment’s investment management agreement, or the Investment Management Agreement, with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. SBIC LP’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws, if any, on the Credit Facility). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and six months ended March 31, 2012, the Investment Adviser earned a base management fee of $4.2 million and $8.2 million, respectively, from us. For the three and six months ended March 31, 2011, the Investment Adviser earned a base management fee of $3.6 million and $7.1 million, respectively, from us.

The incentive fee has two parts, as follows:

        One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the applicable quarter. For the three and six months ended March 31, 2012, the Investment Adviser earned an incentive fee of $2.4 million and $6.1 million, respectively, from us. For the three and six months ended March 31, 2011, the Investment Adviser earned an incentive fee of $3.3 million and $6.1 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three and six months ended March 31, 2012 and March 31, 2011 resulted in no accrual.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

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

PennantPark Investment’s Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Administration Agreement, PennantPark Investment Administration provides administrative services for PennantPark Investment. The Administrator provides similar services to SBIC LP under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2012, the Investment Adviser and Administrator, collectively, were reimbursed $1.7 million and $2.4 million, respectively, from us, including expenses incurred by the Investment Advisor on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2011, the Investment Adviser and Administrator, collectively, were reimbursed $1.3 million and $1.9 million, respectively, from us, including expenses incurred by the Investment Advisor on behalf of the Administrator, for the services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, Sutton Park Holdings, or SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and his respective staffs. For the three and six months ended March 31, 2012, PennantPark Investment was reimbursed $0.3 million and $0.5 million, respectively, for the services described above. For the three and six months ended March 31, 2011, PennantPark Investment was reimbursed $0.3 million and $0.4 million, respectively, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

4. INVESTMENTS

Purchases of long-term investments including PIK for the three and six months ended March 31, 2012 totaled $114.0 million and $160.0 million, respectively. For the same period in the prior year, purchases of long-term investments including PIK totaled $98.8 million and $201.7 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2012 totaled $49.3 million and $118.5 million, respectively. For the same period in the prior year, sales and repayments of long-term investments totaled $51.6 million and $137.1 million, respectively. Investments and cash equivalents consisted of the following:

	March 31, 2012		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
First lien	$274,973,384	$274,161,737	$305,608,989	$296,488,131
Second lien	192,418,196	168,085,901	189,962,828	165,272,201
Subordinated debt / corporate notes	369,162,462	362,908,657	325,318,958	309,329,169
Preferred equity	12,531,077	9,148,173	12,268,187	9,762,932
Common equity	47,737,577	74,548,823	33,163,874	46,696,082

Total investments	896,822,696	888,853,291	866,322,836	827,548,515
Cash equivalents	26,964,225	26,964,225	71,604,519	71,604,519

Total investments and cash equivalents	$923,786,921	$915,817,516	$937,927,355	$899,153,034

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of March 31, 2012 and September 30, 2011.

Industry Classification	March 31, 2012	September 30, 2011
Healthcare, Education and Childcare	11%	10%
Business Services	10	11
Energy / Utilities	8	9
Chemicals, Plastics and Rubber	6	6
Consumer Products	6	5
Cargo Transport	5	6
Distribution	5	—
Electronics	5	3
Oil and Gas	5	5
Other Media	5	4
Personal, Food and Miscellaneous Services	4	5
Printing and Publishing	4	5
Education	3	4
Hotels, Motels, Inns and Gaming	3	4
Mining, Steel, Iron and Non-Precious Metals	3	3
Aerospace and Defense	2	4
Buildings and Real Estate	2	2
Environmental Services	2	3
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Telecommunications	2	—
Communication	1	1
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1
Logistics	1	1
Manufacturing / Basic Industry	1	1
Other	3	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding brokers/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Within our fair value hierarchy table, our investments are generally categorized as first lien, second lien, subordinated debt and preferred and common equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with ASU 2011-04 and as outlined in the table below, our investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

        The remainder of our portfolio was valued using a market comparable or enterprise valuation technique and our long-term Credit Facility used an income approach valuation technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Asset Category	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Values/Input
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	23%	Market approach	Broker/Dealer bids	1 - 9
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	77%	Market comparable / Enterprise value	EBITDA multiples	8.0x
Long-Term Credit Facility	100%	Market comparable / Income approach	Discount rate	3.9%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

On March 31, 2012 and September 30, 2011, our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

		Fair Value at March 31, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$805,156,295	$—	$43,269,560	$761,886,735
Equity investments	83,696,996	7,832,584	129,209	75,735,203

Total investments	888,853,291	7,832,584	43,398,769	837,621,938
Cash equivalents	26,964,225	26,964,225	—	—

Total investments and cash equivalents	$915,817,516	$34,796,809	$43,398,769	$837,621,938

Credit Facility	$147,757,500	$—	$—	$147,757,500

		Fair Value at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$771,089,501	$—	$38,395,050	$732,694,451
Equity investments	56,459,014	4,044,595	61,091	52,353,328

Total investments	827,548,515	4,044,595	38,456,141	785,047,779
Cash equivalents	71,604,519	71,604,519	—	—

Total investments and cash equivalents	$899,153,034	$75,649,114	$38,456,141	$785,047,779

Credit Facility	$238,792,125	$—	$—	$238,792,125

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2012 and 2011:

	For the six months ended March 31, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Realized gains (losses)	(4,447,450)	2,534,403	(1,913,047)
Unrealized appreciation	2,781,866	8,545,282	11,327,148
Purchases, PIK and net discount accretion	144,094,844	16,005,789	160,100,633
Sales / repayments	(111,542,433)	(5,398,142)	(116,940,575)
Exchanges	(1,694,543)	1,694,543	—
Transfers in or out of Level 3	—	—	—

Ending Balance, March 31, 2012	$761,886,735	$75,735,203	$837,621,938

Net change in unrealized appreciation for the period reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$6,191,605	$10,390,011	$16,581,616

	For the six months ended March 31, 2011
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains	2,579,813	—	2,579,813
Unrealized appreciation	11,465,652	4,550,239	16,015,891
Purchases, PIK and net discount accretion	199,248,180	5,664,360	204,912,540
Sales / repayments	(136,343,315)	(764,218)	(137,107,533)
Transfers in or out of Level 3	(28,646,063)	—	(28,646,063)

Ending Balance, March 31, 2011	$663,540,405	$54,588,209	$718,128,614

Net change in unrealized appreciation for the period reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$12,379,569	$4,550,239	$16,929,808

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended March 31, 2012 and 2011.

Six months ended March 31, 2012
Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2011 (Cost – $240,900,000)	$238,792,125
Total unrealized appreciation included in earnings	1,365,375
Borrowings (1)	437,800,000
Repayments (1)	(530,200,000)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2012 (Cost – $148,500,000)	147,757,500
Temporary draw outstanding, at cost	10,000,000

Total Credit Facility, March 31, 2012 (Cost – $158,500,000)	$157,757,500

Six months ended March 31, 2011
Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2010 (Cost – $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	11,303,446
Borrowings (1)	128,900,000
Repayments (1)	(205,061,200)
Transfers in and/or out of Level 3	—

Ending Balance, March 31, 2011 (Cost – $151,738,800)	149,083,371
Temporary draw outstanding, at cost	1,100,000

Total Credit Facility, March 31, 2011 (Cost – $152,838,800)	$150,183,371

(1) Excludes temporary draws.

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $5.4 million, which represents the upfront fees and expenses related to the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2012, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $1.4 million, respectively. For the three and six months ended March 31, 2011, our Credit Facility had a net change in unrealized appreciation of $4.7 million and $11.3 million, respectively. On March 31, 2012 and September 30, 2011, net unrealized depreciation on our long-term Credit Facility totaled $0.7 million and $2.1 million, respectively. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we have ownership of 5% or more of the portfolio company’s voting securities. A controlled affiliate is a company in which we own 25% or more of a portfolio company’s voting securities. Advances to and distributions from affiliates are included in the Consolidated Statements of Cash Flow under purchases and sales. Transactions related to our investments with both controlled and non-controlled affiliates for the six months ended March 31, 2012 were as follows:

Name of Investment	Fair Value at September 30, 2011	Advances to Affiliates	Distributions from Affiliates	Income Received	Fair Value at March 31, 2012	Capital Gains / (Losses)
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,500,001	$4,500,000	$(3,500,000)	$792,744	$14,500,002	—
Non-Controlled Affiliates
Envirosolutions, Inc.	25,740,212	4,253,222	(4,066,676)	303,014	19,949,497	663,137
Performance Holdings, Inc.	14,932,921	—	—	807,728	15,706,613	—

Total Controlled and Non-Controlled Affiliates	$54,173,134	$8,753,222	$(7,566,676)	$1,903,486	$50,156,112	$663,137

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

	Three months ended March 31,		Six months ended March 31,
Class and Year	2012	2011	2012	2011
Numerator for net increase in net assets resulting from operations	$26,398,109	$13,586,987	$42,243,633	$39,109,210
Denominator for basic and diluted weighted average shares	53,053,201	41,312,021	49,351,372	38,737,522
Basic and diluted net increase in net assets per share resulting from operations	$0.50	$0.33	$0.85	$1.01

8. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedules of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2012 and September 30, 2011, cash equivalents consisted of $27.0 million and $71.6 million, including amounts in money market funds, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2012

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on March 31, 2012 and 2011 were $583.3 million and $514.0 million, respectively, and $10.38 and $11.30, respectively. Below are the financial highlights for the six months ended March 31, 2012 and 2011.

	Six Months Ended March 31,
	2012	2011
Per Share Data:
Net asset value, beginning of period	$10.13	$10.69
Net investment income (1)	0.50	0.63
Net change in realized and unrealized gain (1)	0.35	0.38

Net increase in net assets resulting from operations (1)	0.85	1.01
Dividends to stockholders (1) (2)	(0.58)	(0.56)
Accretive effect of common stock issuance	0.06	0.31
(Dilutive) effect of offering costs	(0.08)	(0.15)

Net asset value, end of period	$10.38	$11.30

Per share market value, end of period	$10.40	$11.92
Total return* (3)	22.89%	17.33%
Shares outstanding at end of period	56,206,873	45,504,932

Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets	6.97%	7.46%
Ratio of Credit Facility and SBA debentures expenses to average net assets	3.00%	1.03%
Ratio of total expenses to average net assets	9.98%	8.49%
Ratio of net investment income to average net assets	9.61%	11.25%
Net assets at end of period	$583,307,644	$514,019,838
Average debt outstanding	$335,854,645	$275,352,204
Average debt per share	$6.81	$7.11
Portfolio turnover ratio	28.48%	38.63%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

10. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility from $315.0 million to $380.0 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of March 31, 2012 and September 30, 2011, there was $158.5 million (including a temporary draw of $10.0 million) and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.19% and 1.27%, exclusive of the fee on undrawn commitments of 0.50% and 0.20%, respectively. The Credit Facility is a four-year revolving facility, with a stated maturity date of February 21, 2016, with a one-year term out period following its third year and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the assets of the Company excluding assets held by our SBIC.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the Securities and Exchange Commission, or SEC. For a complete list of covenants contained in the Credit Facility, see our form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to this form 10-Q filed on May 2, 2012. As of March 31, 2012 we were in compliance with our covenants relating to our Credit Facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital, and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of March 31, 2012, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees are amortized over the lives of the loans. Our fixed rate SBA debentures as of March 31, 2012 and September 30, 2011 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate/total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because SBIC LP is wholly owned by us. As of March 31, 2012, SBIC LP was in compliance with our requirements relating to our SBA debentures.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedules of investments, as of March 31, 2012, and the consolidated statements of operations for the three and six months ended March 31, 2012 and 2011, changes in net assets, and cash flows for the six months ended March 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

May 2, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our senior secured revolving credit facility, or the Credit Facility, the SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets”, including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to continue to be treated as a regulated investment company, or RIC, and qualify annually under the Internal Revenue Code of 1986, as amended, or the Code.

Our wholly owned subsidiary, SBIC LP, was organized as a Delaware limited partnership in May 2010 and received a license from the Small Business Administration, or the SBA, to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Company Act of 1958, as amended, or the 1958 Act, in July 2010. SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments generally, investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our investment activities are managed by the Investment Adviser. Under our investment management agreement with the Investment Adviser, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement. The SBIC LP investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an administration agreement, or the Administration Agreement, with PennantPark Investment Administration LLC, or the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. Our board of directors, a majority of whom are independent of us, and the Investment Adviser, supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2012, our portfolio totaled $888.9 million and consisted of $274.2 million of senior secured loans, $168.1 million of second lien secured debt, $362.9 million of subordinated debt and $83.7 million of preferred and common equity investments. Our portfolio consisted of 66% fixed-rate and 34% variable-rate investments (including 27% with a London Interbank Offered Rate, or LIBOR, or prime floor). On March 31, 2012, we had one non-accrual debt investment, representing 1% of our overall portfolio on a market value basis and 4% of our overall portfolio on a cost basis. Our overall portfolio consisted of 49 companies with an average investment size of $18.1 million, had a weighted average yield on debt investments of 13.3%, and was invested 31% in senior secured loans, 19% in second lien secured debt, 41% in subordinated debt and 9% in preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $827.5 million and consisted of $296.5 million of senior secured loans, $165.3 million of second lien secured debt, $309.3 million of subordinated debt and $56.4 million of preferred and common equity investments. Our portfolio consisted of 61% fixed-rate investments and 39% variable-rate investments (including 31% with a LIBOR or prime floor). Our overall portfolio consisted of 48 companies with an average investment size of $17.2 million, had a weighted average yield on debt investments of 13.3%, and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.

For the three months ended March 31, 2012, we invested $110.9 million in five new and four existing portfolio companies with a weighted average yield on debt investments of 13.2%. Sales and repayments of long-term investments for the three months ended March 31, 2012 totaled $49.3 million. For the six months ended March 31, 2012, we invested approximately $153.9 million in six new and eleven existing portfolio companies with a weighted average yield of 14.2% on debt investments. Sales and repayments of long-term investments totaled $118.5 million for the same period.

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

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available, or otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedures that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding brokers/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

Our investments are generally structured as debt and equity investments in the form of senior secured loans, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Within our fair value hierarchy table, our investments are generally categorized as first lien, second lien, subordinated debt and preferred and common equity investments. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with ASU 2011-04 and as outlined in the table below, our investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio was valued using a market comparable or enterprise valuation technique and our long-term Credit Facility used an income approach valuation technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

Asset Category	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Values/Input
First lien, second lien, subordinated debt/corporate notes and preferred and common equity	23%	Market approach	Broker/Dealer bids	1 - 9

First lien, second lien, subordinated debt/corporate notes and preferred and common equity	77%	Market comparable / Enterprise value	EBITDA multiples	8.0x

Long-Term Credit Facility	100%	Market comparable / Income approach	Discount rate	3.9%

The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities including the SBA debentures. For the three and six months ended March 31, 2012 and 2011, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $1.4 million and $4.7 million and $11.3 million, respectively. As of March 31, 2012 and September 30, 2011, net unrealized depreciation on our Credit Facility totaled $0.7 million and $2.1 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2012 and 2011, respectively.

Investment Income

Investment income for the three and six months ended March 31, 2012 was $26.4 million and $53.2 million, respectively, and was attributable to $9.4 million and $20.7 million from senior secured loans, $4.4 million and $8.5 million from second lien secured debt investments, and $12.6 million and $24.0 million from subordinated debt investments, respectively. This compares to investment income for the three and six months ended March 31, 2011, which was $22.7 million and $42.7 million, respectively, and was primarily attributable to $8.0 million and $15.1 million from senior secured loans, $2.8 million and $6.0 million from second lien secured debt investments and $8.6 million and $16.3 million from subordinated debt investments, respectively. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio, which is the result of deploying both equity from our follow-on offering and debt capital raised during the period.

Expenses

Expenses for the three and six months ended March 31, 2012, totaled $16.6 million and $28.4 million, respectively. Base management fee for the same respective periods totaled $4.2 million and $8.2 million, performance-based incentive fees totaled $2.4 million and $6.1 million, Credit Facility and SBA debentures expenses (excluding the $5.4 million upfront fees associated with amending and extending our Credit Facility) totaled $2.7 million and $5.1 million, general and administrative expenses totaled $1.7 million and $3.3 million and excise taxes totaled $0.2 million and $0.3 million. This compares to expenses for the three and six months ended March 31, 2011, which totaled $9.6 million and $18.4 million, respectively. Base management fee for the same respective periods totaled $3.6 million and $7.1 million, performance-based incentive fees totaled $3.3 million and $6.1 million, Credit Facility and SBA debentures expense totaled $1.1 million and $2.2 million, and general and administrative expenses totaled $1.5 million and $2.8 million, respectively, and excise tax for the six months ended March 31, 2011 totaled $0.2 million. The increase in expenses compared with the same period in the prior year is due to the growth of the portfolio and net investment income as well as the costs associated with amending and extended our Credit Facility. We expect the interest expense associated with our amended Credit Facility to be higher going forward resulting from an increase in the spread on the Credit Facility.

Net Investment Income

Net investment income totaled $9.8 million and $24.8 million, or $0.18 and $0.50 per share, for the three and six months ended March 31, 2012, respectively. For the same respective periods in the prior year, net investment income totaled $13.2 million and $24.3 million, or $0.32 and $0.63 per share. The decrease in per share net investment income over the periods was primarily the result of upfront expenses associated with amending our Credit Facility.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the three and six months ended March 31, 2012 totaled $49.3 million and $118.5 million and realized losses totaled $3.9 million and $12.0 million, respectively, due to sales and refinancing of our debt investments. Sales and repayments of long-term investments for the three and six months ended March 31, 2011 totaled $51.6 million and $137.1 million and realized gains totaled $0.3 million and $2.6 million, respectively, due to sales of lower yielding investments and refinancing of our debt investments.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and six months ended March 31, 2012, we reported unrealized appreciation on investments of $20.8 million and $30.8 million, respectively. For the three and six months ended March 31, 2011, we reported unrealized appreciation on investments of $4.8 million and $23.5 million, respectively. The change in unrealized appreciation for current periods compared to the prior periods is the result of changes in the leveraged credit markets. On March 31, 2012 and September 30, 2011, our net unrealized depreciation on investments totaled $8.0 million and $38.8 million, respectively.

For the three and six months ended March 31, 2012, our long-term Credit Facility payable increased in value due to unrealized appreciation of $0.2 million and $1.4 million, respectively. For the three and six months ended March 31, 2011, our long-term Credit Facility balance increased in value due to unrealized appreciation of $4.7 million and $11.3 million, respectively. The change in unrealized appreciation for current periods compared to the prior periods is the result of our Credit Facility approaching maturity. On March 31, 2012 and September 30, 2011, net unrealized depreciation on our long-term Credit Facility totaled $0.7 million and $2.1 million, respectively.

Net Increase in Net Assets Resulting from Operations

        Net increase in net assets resulting from operations totaled $26.4 million and $42.2 million or $0.50 per share and $0.85 per share, respectively, for the three and six months ended March 31, 2012. This compares to a net increase in net assets resulting from operations which totaled $13.6 million and $39.1 million, respectively, or $0.33 per share and $1.01 per share, respectively, for the three and six months ended March 31, 2011. This increase in net assets from operations is due to both unrealized appreciation on investments and net investment income, which was offset by upfront fees on our Credit Facility of $5.4 million.

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

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility from $315.0 million to $380.0 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of March 31, 2012 and September 30, 2011, there was $158.5 million (including a temporary draw of $10.0 million) and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.19% and 1.27%, exclusive of the fee on undrawn commitments of 0.50% and 0.20%, respectively. The Credit Facility is a four-year revolving facility, with a stated maturity date of February 21, 2016, with a one-year term out period following its third year and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the assets of the Company excluding assets held by our SBIC.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the sum of (a) $220,000,000 plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to this form 10-Q. As of March 31, 2012, we were in compliance with the terms of our Credit Facility.

We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. Furthermore, our Credit Facility availability depends on various covenants and restrictions as discussed below. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2012, we have excluded the SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief.

For the six months ended March 31, 2012, we sold 10.4 million shares of common stock at a price of $10.55 per share resulting in net proceeds of $105.2 million. This compares to selling 9.2 million shares of our common stock at a price of $12.40 per share resulting in net proceeds of $108.3 million for the six months ended March 31, 2011. In February 2012, we received approval from our shareholders to issue shares below the then current net asset value per share for a 12-month period. Any decision to sell shares below the then current net asset value per share of our common stock in one or more offerings is subject to shareholder approval and the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to our stockholder’s interest in our common stock and a reduction of our net asset value per share.

SBIC LP has borrowed funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. We have committed and funded SBIC LP with $75.0 million of equity capital, and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of March 31, 2012, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees are amortized over the lives of the loans. Our fixed rate SBA debentures as of March 31, 2012 and September 30, 2011 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate / Total		3.70%	$150,000,000

(1) Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2012, SBIC LP was in compliance with its regulatory requirements.

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

Our operating activities used cash of $44.0 million for the six months ended March 31, 2012, primarily due to investing and offset by sales and repayments on our investments, and our financing activities used cash of $0.6 million for the same period, primarily from proceeds from our common stock offering and net repayments under our Credit Facility.

Our operating activities used cash of $54.5 million for the six months ended March 31, 2011, and our financing activities provided cash of $54.2 million for the same period, primarily from net repayments under our Credit Facility, SBA debentures issued, and our common stock offering.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2012 including, borrowings under our multi-currency Credit Facility and other contractual obligations, are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$158.5	$—	$—	$158.5	$—
SBA debentures	150.0	—	—	—	150.0

Subtotal debt outstanding (2)	308.5	—	—	158.5	150.0
Unfunded investments (3)	17.0	16.5	—	0.5	—

Total contractual obligations	$325.5	$16.5	$—	$159.0	$150.0

(1)	As of March 31, 2012, we had $221.5 million of unused borrowing capacity under our Credit Facility, subject to various restrictions and covenants.
(2)	The weighted average interest rate on the total debt outstanding as of March 31, 2012 was 3.44% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(3)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

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

Dividends and Distributions

During the three and six months ended March 31, 2012, we declared dividends of $0.28 and $0.56 per share, respectively, for total dividends of $15.7 million and $28.5 million, respectively. For the same periods in the prior year, we declared dividends of 0.27 and $0.53 per share, respectively, for total dividends of $12.3 million and $21.7 million, respectively. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

We intend to continue to make quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our board of directors.

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the six months ended March 31, 2012 and 2011, we elected to retain a portion of our calendar year income and incur an excise tax of approximately $0.3 million and $0.2 million, respectively.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, our portfolio consisted of 66% fixed- rate and 34% variable-rate investments (including 27% with a LIBOR, or prime floor). The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1*	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 21, 2012, among PennantPark Investment Corporation, as the borrower, the Lenders party hereto, SunTrust Bank, as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 2, 2012	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer

Date: May 2, 2012	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)