Form 10-Q
period 2012-06-30
PENNANTPARK INVESTMENT CORP
filed 2012-08-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 8, 2012 was 56,514,503.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “SBIC LP” or “our SBIC” refers to our wholly owned consolidated small business investment company, or SBIC, subsidiary, PennantPark SBIC LP, and its general partner PennantPark SBIC GP, LLC, or SBIC GP; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio or investments include investments we make through all our consolidated subsidiaries. References to “our Subsidiaries”, refers to our SBIC and the Taxable Subsidiaries (as defined in Note 1 to the Consolidated Financial Statements).

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2012 (unaudited)	September 30, 2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$907,304,090 and $816,078,311, respectively)	$878,560,096	$773,375,381
Non-controlled, affiliated investments, at fair value (cost—$29,048,560 and $36,744,425, respectively)	36,046,802	40,673,133
Controlled, affiliated investments, at fair value (cost—$14,500,100 and $13,500,100, respectively)	14,500,000	13,500,001

Total Investments, at fair value (cost—$950,852,750 and $866,322,836, respectively)	929,106,898	827,548,515
Cash equivalents (See Note 8)	9,316,015	71,604,519
Interest receivable	11,365,159	10,878,236
Receivable for investments sold	36,984,788	13,118,967
Prepaid expenses and other assets	5,386,858	5,587,977

Total assets	992,159,718	928,738,214

Liabilities
Distributions payable	15,782,855	12,336,241
Payable for investments purchased	30,000,000	18,572,499
Unfunded investments	26,935,270	37,132,151
Credit facility payable (cost—$185,100,000 and $240,900,000, respectively) (See Notes 5 and 10)	184,179,000	238,792,125
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
Interest payable on credit facility and SBA debentures	2,331,295	687,362
Management fee payable (See Note 3)	4,492,660	4,008,054
Performance-based incentive fee payable (See Note 3)	3,892,683	3,773,829
Accrued other expenses	1,884,446	778,757

Total liabilities	419,498,209	466,081,018

Net assets
Common stock, 56,367,339 and 45,689,781 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	56,367	45,690
Paid-in capital in excess of par value	649,247,207	540,603,020
Undistributed net investment income	4,339,635	8,326,854
Accumulated net realized loss on investments	(60,156,848)	(49,651,922)
Net unrealized depreciation on investments	(21,745,852)	(38,774,321)
Net unrealized appreciation on credit facility	921,000	2,107,875

Total net assets	$572,661,509	$462,657,196

Total liabilities and net assets	$992,159,718	$928,738,214

Net asset value per share	$10.16	$10.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$25,860,359	$21,046,388	$74,190,105	$60,441,750
Other	2,628,858	1,157,228	5,584,060	3,237,675
From non-controlled, affiliated investments:
Interest	458,901	389,709	1,581,426	1,134,363
From controlled, affiliated investments:
Interest	437,500	315,000	1,230,444	785,167

Total investment income	29,385,618	22,908,325	82,586,035	65,598,955

Expenses:
Base management fee (See Note 3)	4,493,917	3,803,994	12,715,349	10,891,930
Performance-based incentive fee (See Note 3)	3,892,819	3,256,341	10,016,789	9,387,769
Interest and expenses on the credit facility and SBA debentures (See Note 10)	3,206,771	1,329,441	8,318,513	3,551,391
Administrative services expenses (See Note 3)	1,046,991	583,215	2,652,647	1,812,932
Other general and administrative expenses	820,827	680,322	2,561,021	2,211,349

Expenses before taxes and debt issuance costs	13,461,325	9,653,313	36,264,319	27,855,371

Excise tax (See Note 2)	353,697	35,000	633,697	193,824
Debt issuance costs (See Note 5)	—	—	5,361,319	—

Total expenses	13,815,022	9,688,313	42,259,335	28,049,195

Net investment income	15,570,596	13,220,012	40,326,700	37,549,760

Realized and unrealized gain (loss) on investments and credit facility:
Net realized gain (loss) on investments	1,447,084	6,155,867	(10,504,926)	8,735,680
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(16,576,404)	(14,977,901)	13,958,935	8,486,459
Controlled and non-controlled, affiliated investments	2,799,956	(1,474,634)	3,069,531	(1,435,899)
Credit facility unrealized depreciation (appreciation) (See Notes 5 and 10)	178,500	(604,929)	(1,186,875)	(11,908,375)

Net change in unrealized (depreciation) appreciation	(13,597,948)	(17,057,464)	15,841,591	(4,857,815)

Net realized and unrealized (loss) gain from investments and credit facility	(12,150,864)	(10,901,597)	5,336,665	3,877,865

Net increase in net assets resulting from operations	$3,419,732	$2,318,415	$45,663,365	$41,427,625

Net increase in net assets resulting from operations per common share (See Note 7)	$0.06	$0.05	$0.88	$1.01

Net investment income per common share	$0.28	$0.29	$0.78	$0.92

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Net increase in net assets from operations:
Net investment income	$40,326,700	$37,549,760
Net realized (loss) gain on investments	(10,504,926)	8,735,680
Net change in unrealized appreciation on investments	17,028,466	7,050,560
Net change in unrealized (appreciation) on credit facility	(1,186,875)	(11,908,375)

Net increase in net assets resulting from operations	45,663,365	41,427,625

Distributions to stockholders:
Distributions from net investment income	(44,313,916)	(34,011,451)
Capital share transactions:
Public offering	109,192,500	114,080,000
Offering costs relating to public offering	(3,979,000)	(5,743,800)
Reinvestment of dividends	3,441,364	2,611,494

Total increase in net assets	110,004,313	118,363,868

Net assets:
Beginning of period	462,657,196	386,575,223
End of period	$572,661,509	$504,939,091

Undistributed net investment income, at period end	$4,339,635	$5,532,780

Capital share activity:
Public offering	10,350,000	9,200,000
Shares issued from reinvestment of dividends	327,558	222,312

Total shares issued	10,677,558	9,422,312

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$45,663,365	$41,427,625
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) by operating activities:
Net change in unrealized appreciation on investments	(17,028,466)	(7,050,560)
Net change in unrealized appreciation on credit facility	1,186,875	11,908,375
Net realized loss (gain) on investments	10,504,926	(8,735,680)
Net accretion of discount and amortization of premium	(8,093,419)	(5,325,234)
Purchase of investments	(243,803,748)	(342,020,866)
Payment-in-kind income	(7,899,606)	(7,500,291)
Proceeds from dispositions of investments	173,807,481	256,413,079
(Increase) decrease in interest receivable	(486,923)	6,555,830
(Increase) decrease in receivables for investments sold	(23,865,806)	30,254,774
Decrease in prepaid expenses and other assets	201,119	436,479
Increase (decrease) in payables for investments purchased	11,427,501	(10,104,730)
(Decrease) in unfunded investments	(19,242,446)	(3,569,562)
Increase in interest payable on credit facility and SBA debentures	1,643,933	579,818
Increase in management fee payable	484,606	518,803
Increase in performance-based incentive fee payable	118,853	1,056,087
Increase (decrease) in accrued other expenses	1,105,689	(659,162)

Net cash (used) by operating activities	(74,276,066)	(35,815,215)

Cash flows from financing activities:
Public offering	109,192,500	114,080,000
Offering costs related to public offering	(3,979,000)	(5,743,800)
Distributions paid to stockholders, net of dividends reinvested	(37,425,938)	(28,494,345)
Borrowings under SBA debentures (See Note 10)	—	60,500,000
Capitalized borrowing costs	—	(2,132,125)
Borrowings under credit facility (See Note 10)	805,400,000	347,800,000
Repayments under credit facility (See Note 10)	(861,200,000)	(423,200,000)

Net cash provided by financing activities	11,987,562	62,809,730

Net (decrease) increase in cash equivalents	(62,288,504)	26,994,515
Cash equivalents, beginning of period	71,604,519	1,814,451

Cash equivalents, end of period	$9,316,015	$28,808,966

Supplemental disclosure of cash flow information and non-cash financing activity (See Note 5):
Interest paid	$5,926,880	$2,476,198

Income taxes paid	$258,550	$123,824

Dividends reinvested	$3,441,364	$2,611,494

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—153.4% (1),(2)
First Lien Secured Debt—48.1%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(7)	15,000,000	$14,401,545	$14,550,000
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(7)	18,687,500	18,265,900	18,687,500
Brand Energy and Infrastructure Services, Inc.	02/07/2014	Energy / Utilities	3.73%		L+325		2,000,000	1,716,357	1,878,334
CEVA Group PLC (5),(9)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,348,414	7,818,750
CEVA Group PLC (5),(9)	04/01/2018	Cargo Transport	11.50%		—		1,000,000	989,777	915,000
Columbus International, Inc. (5), (9)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,650,400
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,786,053	12,495,000
Hanley-Wood, L.L.C.	01/13/2017	Other Media	8.00%		L+650	(7)	1,757,311	1,757,311	1,757,311
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,279,372	11,960,000
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(7)	24,115,645	23,798,411	23,946,835
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(7)	18,643,750	18,259,042	18,802,222
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.52%		L+225		9,616,892	9,616,892	6,395,233
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(7)	18,952,500	18,149,848	18,810,356
Kadmon Pharmaceuticals, LLC	10/31/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(7)	4,931,494	4,953,816	5,061,143
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,616,858	25,466,448
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% %)	L+400	(7)	37,777,218	33,543,580	28,597,354
Pre-Paid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%		L+600	(7)	1,634,146	1,612,687	1,601,464
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(7)	35,000,000	34,069,358	34,650,000
Questex Media Group LLC (8)	12/16/2012	Other Media	—		—		133,603	133,603	133,603
Tekelec Global Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	(7)	2,890,000	2,849,033	2,890,000
Tekelec Global Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	(7)	10,625,000	10,329,504	10,848,125
UP Support Services, Inc.	02/08/2013	Oil and Gas	10.25 (PIK 0.75	% %)	L+1,000	(7)	14,352,239	12,025,984	11,153,423
UP Support Services, Inc. (8)	02/08/2013	Oil and Gas	—		—	(7)	1,916,666	1,628,213	1,489,482
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,398,815	4,781,250

Total First Lien Secured Debt								278,530,373	275,339,233

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Second Lien Secured Debt—24.9%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.35%		L+600		13,600,000	$13,355,243	$11,492,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.40%		L+700		12,000,000	11,851,697	10,500,000
DirectBuy Holdings, Inc.(5), (6)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,964,124	6,970,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50%		—		50,000,000	49,539,442	50,500,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(7)	3,018,217	3,018,220	2,565,487
Paradigm Management Services, LLC	07/31/2017	Healthcare, Education and Childcare	12.50%		L+1,000	(7)	20,512,821	20,000,066	20,512,821
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(7)	2,760,774	2,760,775	2,578,564
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+750	(7)	2,167,928	2,167,929	1,931,623
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,241,670
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,745,944	18,000,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.25%		L+600		7,811,488	7,486,701	7,290,720

Total Second Lien Secured Debt								167,890,141	142,582,885

Subordinated Debt/Corporate Notes—68.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—		19,000,000	18,544,720	19,000,000
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—		35,552,000	34,106,151	28,086,080
Diversitech Corporation	01/29/2017	Manufacturing/ Basic Industry	13.50%		—		11,000,000	10,830,135	11,192,500
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—		25,077,794	24,548,141	25,077,794
Galls, LLC; Quartermaster Inc.	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—		21,688,819	21,275,627	21,688,819
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—		17,085,944	16,647,729	17,085,944
Last Mile Funding, Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—		45,307,673	44,382,904	44,809,289
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—		5,277,718	4,671,118	4,815,918
LTI Flexible Products, Inc.	01/11/2019	Chemical, Plastic and Rubber	12.50%		—		30,000,000	30,000,000	30,000,000
LTI Flexible Products, Inc.(8)	01/11/2014	Chemical, Plastic and Rubber	—		—		5,000,000	4,825,000	4,825,000
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50%		—		15,000,000	14,621,864	15,000,000
MedQuist, Inc.	10/14/2016	Business Services	13.00%		—		19,000,000	18,545,461	20,425,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	15.02 (PIK 3.02	% %)	—		17,123,218	16,770,310	17,123,218
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50 (PIK 2.00	% %)	—		26,563,699	26,111,500	26,563,699
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,224,503	8,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	24,000,000	23,477,796	24,000,000
Service Champ, Inc. (8)	10/02/2013	Auto Sector	—		—	16,000,000	15,640,000	16,000,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00%		—	12,020,950	11,696,732	12,020,950
TrustHouse Services Holdings, LLC	06/01/2019	Beverage, Food, and Tobacco	14.25 (PIK 2.25	% %)	—	14,750,000	14,498,833	14,750,000
TrustHouse Services Holdings, LLC (8)	06/01/2014	Beverage, Food, and Tobacco	—		—	4,000,000	3,920,000	4,000,000
UP Support Services Inc. (6)	02/08/2015	Oil and Gas	—		—	29,137,730	29,099,163	11,189,949
Veritext Corp.	12/31/2015	Business Services	13.00%		—	16,200,000	15,899,760	16,200,000

Total Subordinated Debt/Corporate Notes							409,337,447	391,854,160

Preferred Equity/Partnership Interests —1.4% (7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%		—	211	$500,000	$672,102
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,052,231
CI (IHS) Investment Holdings, LLC (8) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%		—	3,591	24,177	27,072
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%		—	20,000	1,980,000	1,150,185
TrustHouse Services Holdings, LLC		Beverage, Food, and Tobacco	12.00%		—	1,099	984,344	984,344
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—	1,312	1,312,006	1,645,184
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%		—	101,175	2,738,050	—
Verde Parent Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	2,061,364

Total Preferred Equity/Partnership Interests							11,515,421	8,278,302

Common Equity/Warrants/Partnership Interests—10.6%(7)
Acentia, LLC, Class A Units (12)	—	Electronics	—		—	1,998	2,000,000	1,895,000
AH Holdings, Inc. (Warrants) (American Surgical Holdings, Inc.)	03/23/2021	Healthcare, Education and Childcare	—		—	753	—	2,222,581
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—		—	1,333	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (Galls, LLC; Quartermaster Inc.) (11)	—	Distribution	—		—	1,505,000	1,505,000	1,525,615
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	23,416	234,693	322,699
CI (IHS) Investment Holdings, LLC (8) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	11,708	117,346	—
CT Technologies Holdings, LLC	—	Business Services	—		—	5,556	2,277,209	6,514,483
DirectBuy Investors, L.P.	—	Consumer Products	—		—	30,000	1,350,000	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—		—	348,912	2,443,050	2,629,572
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—	1,079,920	1,236,832	11,173,971
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—	1,079,920	1,028,807	1,028,807

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	$779,920	$—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	5,107,676
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	37,630
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,700	1,700,000	1,570,528
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	3,965,797
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—	—	16,800	4,200,000	4,473,000
Paradigm Acquisition Corp. (Paradigm Management Services, LLC)	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	2,028,189
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	2,237,306
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	274,684
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—	—	2,276,847	2,274,883	3,793,724
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	1,169,979
Transportation 100 Holdco, L.L.C. (10) (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,843	1,327,410
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—	—	110,742	1,107	—
Verde Parent Holdings, Inc.	—	Personal Transportation	—	—	9,167	9,167	9,222
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	7,197,643

Total Common Equity/Warrants/Partnership Interests						40,030,708	60,505,516

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						907,304,090	878,560,096

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—6.3% (1),(2)
Second Lien Secured Debt—1.3%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%	L+625	(7)	8,000,000	$8,000,000	$7,552,000

Total Second Lien Secured Debt							8,000,000	7,552,000

Subordinated Debt/Corporate Notes—1.3%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00%	—		7,567,234	7,428,396	7,340,217

		Motion Pictures and Entertainment	(PIK 15.00%)
Common Equity/Partnership Interest—3.7% (6)
EnviroSolutions, Inc.	—	Environmental Services	—	—		123,418	9,870,164	19,143,137
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—	—		375,000	3,750,000	2,011,448

Total Common Equity/Partnership Interest							13,620,164	21,154,585

Total Investments in Non-Controlled, Affiliated Portfolio Companies							29,048,560	36,046,802

Investments in Controlled, Affiliated Portfolio Companies—2.6% (1),(2)
First Lien Secured Debt—1.9%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	—		10,000,000	10,000,000	10,492,807

Subordinated Debt/Corporate Notes—0.4%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00%	—		2,500,000	2,500,000	2,276,581

Preferred Equity—0.3%(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%	—		2,000	2,000,000	1,730,612

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—	—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies							14,500,100	14,500,000

Total Investments—162.3%							950,852,750	929,106,898
Cash Equivalents—1.6%							9,316,015	9,316,015

Total Investments and Cash Equivalents—163.9%							$960,168,765	$938,422,913

Liabilities in Excess of Other Assets—(63.9%)								(365,761,404)
Net Assets—100.0%								$572,661,509

(1)	The provisions of the Investment Company Act of 1940, as amended, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime Rate, or Prime or “P”.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, usually to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is subject to a LIBOR or Prime rate floor.
(8)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(9)	Non-U.S. company or principal place of business outside the United States.
(10)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.
(11)	Investment is held through PNNT CI (GALLS) Prime Investments Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—167.2%(1),(2)
First Lien Secured Debt—60.6%
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	20,300,000	$19,748,930	$20,300,000
CEVA Group PLC (5), (10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,328,729	7,331,250
CEVA Group PLC (5), (10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,872	920,000
Chester Downs and Marina, LLC	07/29/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,358,254	11,024,166	11,310,924
Columbus International, Inc.(5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	9,800,000
Covad Communications Group, Inc. (5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	6,475,000	6,362,696	6,345,500
Good Sam Enterprises, LLC (5) (f/k/a Affinity Group Holdings Inc.)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,759,625	11,220,000
Hanley-Wood, L.L.C.	03/10/2014	Other Media	2.56%		L+225		8,662,500	8,662,500	4,222,969
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,625,000	24,227,464	25,683,875
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	19,000,000	18,572,500	18,572,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.51%		L+225		9,671,622	9,671,622	6,866,851
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	18,002,959	18,004,875
Kadmon Pharmaceuticals, LLC (f/k/a Three Rivers Pharmaceutical, L.L.C.)	10/22/2011	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	29,066,987	27,940,332	30,811,006
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,555,967	25,401,316
Penton Media, Inc.	08/01/2014	Other Media	5.00	% (6)	L+400	(8)	37,779,699	32,241,162	26,130,971
Prepaid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50	% (6)	L+600	(8)	2,000,000	1,970,966	1,900,000
Prepaid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00	% (6)	L+950	(8)	35,000,000	33,978,263	33,250,000
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+550	(8)	26,721	26,721	26,721
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		240,485	240,485	240,485
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	17,302,083	17,047,133	17,215,572
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,391,231	4,590,000

Total First Lien Secured Debt								289,742,323	280,144,815

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Second Lien Secured Debt—32.9%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.30%		L+600		13,600,000	$13,300,431	$11,832,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.33%		L+700		12,000,000	11,821,275	10,680,000
DirectBuy Holdings, Inc.(5)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,944,865	10,710,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50	% (6)	—		31,000,000	31,000,000	31,000,000
Eureka Hunter Pipeline, LLC (9)	08/15/2012	Energy / Utilities	—		—		19,000,000	18,525,000	18,525,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	% (6)	L+700	(8)	2,860,871	2,860,871	2,860,871
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,971,450	2,971,450	2,692,134
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	% (6)	L+750	(8)	1,990,370	1,990,370	1,737,593
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000	16,672,749	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	9,760,000
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,726,668	16,160,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.07	% (6)	L+575		13,500,000	11,856,253	12,521,250
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.24	% (6)	L+600		7,811,488	7,422,480	6,756,937

Total Second Lien Secured Debt								176,092,412	152,065,785

Subordinated Debt/Corporate Notes—65.0%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Products	11.63%		—		26,345,000	26,391,240	20,285,650
Aquilex Holdings, LLC (5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—		18,885,000	18,440,262	8,309,400
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—		8,109,468	7,997,216	8,109,468
Diversitech Corporation	01/29/2017	Manufacturing / Basic Industry	13.50	% (6)	—		11,000,000	10,783,491	10,780,000
Escort, Inc.	06/01/2016	Electronics	14.75	% (6)	—		24,560,142	23,964,150	24,314,541
Last Mile Funding, Corp.	06/30/2016	Cargo Transport	14.50	% (6)	—		44,456,391	43,380,579	43,344,981
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	% (6)	—		4,566,982	3,891,689	4,133,119
LTI Flexible Products, Inc.	01/26/2017	Chemical, Plastic and Rubber	13.88	% (6)	—		33,937,985	33,119,280	33,768,295
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50	% (6)	—		15,000,000	14,579,991	14,640,000
MedQuist, Inc.	10/14/2016	Business Services	13.00	% (6)	—		19,000,000	18,492,685	19,950,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02	% (6)	—		16,785,000	16,400,403	16,600,365
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50	% (6)	—		26,169,195	25,667,843	25,645,811
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,159,259	7,800,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (6)	—		12,020,950	11,683,548	11,984,887
UP Support Services Inc.	02/08/2015	Oil and Gas	19.00	% (6)	—		26,276,070	26,063,224	24,173,984
Veritext Corp.	12/31/2015	Business Services	14.00	% (6)	—		15,000,000	14,686,238	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—		12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes								316,401,098	300,840,501

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.8% (1),(2)
First Lien Secured Debt – 1.4%
EnviroSolutions, Inc. (9)	07/29/2013	Environmental Services			—		6,666,666	$6,666,666	$6,666,666

Second Lien Secured Debt—2.9%
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	5,870,416	5,870,416	5,870,416

Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,336,000

Total Second Lien Secured Debt								13,870,416	13,206,416

Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00	%(6)	—		6,775,991	6,617,860	6,403,311

		Motion Pictures and Entertainment
Common Equity/Partnership Interest—3.1% (7)
EnviroSolutions, Inc.	—	Environmental Services	—		—		37,382	2,710,036	5,641,925
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—		—		50,102	3,129,447	7,561,205
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement,	—		—		375,000	3,750,000	1,193,610
		Motion Pictures and Entertainment

Total Common Equity/Partnership Interest								9,589,483	14,396,740

Total Investments in Non-Controlled, Affiliated Portfolio Companies								36,744,425	40,673,133

Investments in Controlled, Affiliated Portfolio Companies—2.9% (1),(2)
First Lien Secured Debt—2.1%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		9,200,000	9,200,000	9,676,650

Subordinated Debt/Corporate Notes—0.5%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		2,300,,000	2,300,000	2,085,357

Preferred Equity—0.4% (7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,737.994

Common Equity—0.0% (7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								13,500,100	13,500,001

Total Investments—178.9%								866,322,836	827,548,515
Cash Equivalents—15.5%								71,604,519	71,604,519

Total Investments and Cash Equivalents—194.3%								$937,927,355	$899,153,034

Liabilities in Excess of Other Assets—(94.3%)									(436,495,838)
Net Assets—100.0%									$462,657,196

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

JUNE 30, 2012

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

On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” We completed our initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since our initial public offering, we have sold 34.6 million shares of common stock through follow-on public offerings, resulting in net proceeds of $347.7 million. During the nine months ended June 30, 2012, we sold approximately 10.4 million shares in a follow-on public offering, resulting in net proceeds of $105.2 million, after estimated offering costs.

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

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold portfolio companies organized as pass-through entities and satisfy the requirements of regulated investment companies, or RICs, under the Internal Revenue Code of 1986, as amended, or the Code.

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

JUNE 30, 2012

(Unaudited)

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

JUNE 30, 2012

(Unaudited)

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

(c) Income Taxes

Since May 2007, PennantPark Investment has complied with the requirements of Subchapter M of the Code and expects to be subject to tax as a RIC. As a result, PennantPark Investment accounts for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and recorded an excise tax of approximately $0.6 million and $0.2 million for the nine months ended June 30, 2012 and 2011, respectively.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2008 remain subject to examination by the Internal Revenue Service and the state department of revenue.

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

JUNE 30, 2012

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws, if any, on the Credit Facility). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the three and nine months ended June 30, 2012, the Investment Adviser earned a base management fee of $4.5 million and $12.7 million, respectively, from us. For the three and nine months ended June 30, 2011, the Investment Adviser earned a base management fee of $3.8 million and $10.9 million, respectively, from us.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the applicable quarter. For the three and nine months ended June 30, 2012, the Investment Adviser earned an incentive fee of $3.9 million and $10.0 million, respectively, from us. For the three and nine months ended June 30, 2011, the Investment Adviser earned an incentive fee of $3.3 million and $9.4 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the three and nine months ended June 30, 2012 and June 30, 2011 resulted in no accrual.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

PennantPark Investment’s Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Administration Agreement, PennantPark Investment Administration provides administrative services for PennantPark Investment. The Administrator provides similar services to SBIC LP under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its chief compliance officer, chief financial officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2012, the Investment Adviser and Administrator, collectively, were reimbursed $0.6 million and $3.0 million, respectively, from us, including expenses incurred by the Investment Adviser on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2011, the Investment Adviser and Administrator, collectively, were reimbursed $0.3 million and $2.2 million, respectively, from us, including expenses incurred by the Investment Adviser on behalf of the Administrator, for the services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, Sutton Park Holdings, or SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our chief financial officer and his respective staffs. For the three and nine months ended June 30, 2012, PennantPark Investment was reimbursed $0.1 million and $0.6 million, respectively, for the services described above. For the three and nine months ended June 30, 2011, PennantPark Investment was reimbursed zero and $0.4 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three and nine months ended June 30, 2012 totaled $91.7 million and $251.7 million, respectively. For the same period in the prior year, purchases of long-term investments including PIK totaled $147.8 million and $349.5 million, respectively. Sales and repayments of long-term investments for the three and nine months ended June 30, 2012 totaled $55.3 million and $173.8 million, respectively. For the same period in the prior year, sales and repayments of long-term investments totaled $119.3 million and $256.4 million, respectively. Investments and cash equivalents consisted of the following:

	June 30, 2012		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
First lien	$288,530,373	$285,832,040	$305,608,989	$296,488,131
Second lien	175,890,141	150,134,885	189,962,828	165,272,201
Subordinated debt / corporate notes	419,265,843	401,470,958	325,318,958	309,329,169
Preferred equity	13,515,421	10,008,914	12,268,187	9,762,932
Common equity	53,650,972	81,660,101	33,163,874	46,696,082

Total investments	950,852,750	929,106,898	866,322,836	827,548,515
Cash equivalents	9,316,015	9,316,015	71,604,519	71,604,519

Total investments and cash equivalents	$960,168,765	$938,422,913	$937,927,355	$899,153,034

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of June 30, 2012 and September 30, 2011.

Industry Classification	June 30, 2012	September 30, 2011
Healthcare, Education and Childcare	9%	10%
Business Services	8	11
Energy / Utilities	8	9
Auto Sector	6	—
Cargo Transport	6	6
Chemicals, Plastics and Rubber	6	6
Consumer Products	5	5
Distribution	5	—
Electronics	5	3
Other Media	4	4
Personal, Food and Miscellaneous Services	4	5
Printing and Publishing	4	5
Communication	3	1
Education	3	4
Hotels, Motels, Inns and Gaming	3	4
Mining, Steel, Iron and Non-Precious Metals	3	3
Oil and Gas	3	5
Aerospace and Defense	2	4
Beverage, Food and Tobacco	2	—
Buildings and Real Estate	2	2
Environmental Services	2	3
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Telecommunications	2	—
Other	3	8

Total	100%	100%

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

JUNE 30, 2012

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with ASU 2011-04 and as outlined in the table below, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio, including our long-term Credit Facility, is classified as Level 3 and was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

Asset Category	Fair Value	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$229,795,351	Market Comparable	Broker/Dealer bid quotes	1 – 5
First lien, second lien, subordinated debt/corporate notes	$568,905,751	Market Comparable	Market Yield	8.5% – 22.0% (13.5%)
Preferred and common equity	$86,524,010	Enterprise Market Value	EBITDA multiple	5.0X – 15.5X (7.0X)

Long-Term Credit Facility	$184,179,000	Market Comparable	Discount rate	3.7%

On June 30, 2012 and September 30, 2011, our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes.

		Fair Value at June 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$837,437,883	$—	$38,736,480	$798,701,403
Equity investments	91,669,015	5,107,676	37,630	86,523,709

Total investments	929,106,898	5,107,676	38,774,110	885,225,112
Cash equivalents	9,316,015	9,316,015	—	—

Total investments and cash equivalents	$938,422,913	$14,423,691	$38,774,110	$885,225,112

Credit Facility	$184,179,000	$—	$—	$184,179,000

		Fair Value at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$771,089,501	$—	$38,395,050	$732,694,451
Equity investments	56,459,014	4,044,595	61,091	52,353,328

Total investments	827,548,515	4,044,595	38,456,141	785,047,779
Cash equivalents	71,604,519	71,604,519	—	—

Total investments and cash equivalents	$899,153,034	$75,649,114	$38,456,141	$785,047,779

Credit Facility	$238,792,125	$—	$—	$238,792,125

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2012 and 2011:

	For the nine months ended June 30, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Realized gains (losses)	(2,334,276)	1,871,266	(463,010)
Unrealized appreciation	(7,513,982)	12,436,050	4,922,068
Purchases, PIK and net discount accretion	242,660,994	25,261,207	267,922,201
Sales / repayments	(166,805,784)	(5,398,142)	(172,203,926)
Exchanges	—	—	—
Transfers in or out of Level 3	—	—	—

Ending Balance, June 30, 2012	$798,701,403	$86,523,709	$885,225,112

Net change in unrealized appreciation for the period reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(6,124,283)	$14,280,779	$8,156,496

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

	For the nine months ended June 30, 2011
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains	8,735,698	—	8,735,698
Unrealized appreciation	(7,996,465)	11,229,930	3,233,465
Purchases, PIK and net discount accretion	349,129,365	5,664,360	354,793,725
Sales / repayments	(255,345,930)	(1,067,166)	(256,413,096)
Transfers in or out of Level 3	(28,646,063)	—	(28,646,063)

Ending Balance, June 30, 2011	$681,112,743	60,964,952	742,077,695

Net change in unrealized appreciation for the period reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(1,066,913)	11,234,463	10,167,550

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended June 30, 2012 and 2011.

Nine months ended June 30, 2012
Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2011 (Cost – $240,900,000)	$238,792,125
Total unrealized appreciation included in earnings	1,186,875
Borrowings (1)	499,500,000
Repayments (1)	(556,200,000)
Transfers in and/or out of Level 3	—

Ending Balance, June 30, 2012 (Cost – $184,200,000)	183,279,000
Temporary draw outstanding, at cost	900,000

Total Credit Facility, June 30, 2012 (Cost – $185,100,000)	$184,179,000

Nine months ended June 30, 2011
Credit Facility	Carrying / Fair Value
Beginning balance, September 30, 2010 (Cost – $227,900,000)	$213,941,125
Total unrealized appreciation included in earnings	11,908,375
Borrowings (1)	187,900,000
Repayments (1)	(279,100,000)
Transfers in and/or out of Level 3	—

Ending Balance, June 30, 2011 (Cost – $136,700,000)	134,649,500
Temporary draw outstanding, at cost	21,000,000

Total Credit Facility, June 30, 2011 (Cost – $157,700,000)	$155,649,500

(1) Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $5.4 million, which represents the upfront fees and expenses related to the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2012, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.2 million and $(1.2) million, respectively. For the three and nine months ended June 30, 2011, our Credit Facility had a net change in unrealized appreciation of $0.6 million and $11.9 million, respectively. On June 30, 2012 and September 30, 2011, net unrealized appreciation on our long-term Credit Facility totaled $0.9 million and $2.1 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we have ownership of 5% or more of the portfolio company’s voting securities. A controlled affiliate is a company in which we own 25% or more of a portfolio company’s voting securities. Advances to and distributions from affiliates are included in the Consolidated Statements of Cash Flow under purchases and sales. Transactions related to our investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2012 were as follows:

Name of Investment	Fair Value at September 30, 2011	Purchase of / Advances to Affiliates	Sales of / Distributions from Affiliates	Income Received	Fair Value at June 30, 2012	Capital Loss
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,500,001	$4,500,000	$(3,500,000)	$1,609,611	$14,500,000	—
Non-Controlled Affiliates
Envirosolutions, Inc.	25,740,212	6,629,754	(8,458,481)	303,014	19,143,137	(11,007)
Performance Holdings, Inc.	14,932,921	—	—	807,728	16,903,665	—

Total Controlled and Non-Controlled Affiliates	$54,173,134	$11,129,754	$(11,958,481)	$2,720,353	$50,546,802	$(11,007)

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations.

	Three months ended June 30,		Nine months ended June 30,
Class and Year	2012	2011	2012	2011
Numerator for net increase in net assets resulting from operations	$3,419,732	$2,318,415	$45,663,365	$41,427,625

Denominator for basic and diluted weighted average shares	56,365,576	45,581,083	51,680,907	41,018,710
Basic and diluted net increase in net assets per share resulting from operations	$0.06	$0.05	$0.88	$1.01

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2012

(Unaudited)

8. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedules of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2012 and September 30, 2011, cash equivalents consisted of $9.3 million and $71.6 million, including amounts in money market funds, respectively.

9. FINANCIAL HIGHLIGHTS

Our net assets and net asset value per share on June 30, 2012 and 2011 were $572.7 million and $10.16 per share and $504.9 million and $11.08 per share, respectively. Below are the financial highlights for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30,
	2012	2011
Per Share Data:
Net asset value, beginning of period	$10.13	$10.69
Net investment income (1)	0.78	0.92
Net change in realized and unrealized gain (1)	0.10	0.09

Net increase in net assets resulting from operations (1)	0.88	1.01
Dividends to stockholders (1) (2)	(0.86)	(0.83)
Accretive effect of common stock issuance	0.09	0.35
(Dilutive) effect of offering costs	(0.08)	(0.14)

Net asset value, end of period	$10.16	$11.08

Per share market value, end of period	$10.35	$11.21
Total return* (3)	25.70%	13.00%
Shares outstanding at end of period	56,367,339	45,581,083
Ratios / Supplemental Data: **
Ratio of operating expenses to average net assets	7.12%	7.17%
Ratio of Credit Facility and SBA debentures related interest and expenses to average net assets	3.41%	1.04%
Ratio of total expenses to average net assets	10.52%	8.21%
Ratio of net investment income to average net assets	10.04%	10.99%
Net assets at end of period	$572,661,509	$504,939,091
Average debt outstanding	$334,601,095	$249,441,641
Average debt per share	$6.47	$6.08
Portfolio turnover ratio	26.92%	47.78%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Per share data are calculated based on the weighted average shares outstanding for the respective periods.
(2)	Dividends and distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Total return is based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

10. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility from $315.0 million to $380.0 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of June 30, 2012 and September 30, 2011, there was $185.1 million (including a temporary draw of $0.9 million) and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.01% and 1.27%, exclusive of the fee on undrawn commitments of 0.50% and 0.20%, respectively. The Credit Facility is a four-year revolving facility, with a stated maturity date of February 21, 2016, with a one-year term-out period following its third year and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the assets of the Company excluding assets held by our SBIC.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the Securities and Exchange Commission, or SEC. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of June 30, 2012, we were in compliance with our covenants relating to our Credit Facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of June 30, 2012. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of June 30, 2012, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees are amortized over the lives of the loans. Our fixed rate SBA debentures as of June 30, 2012 and September 30, 2011 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate/total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). If our SBIC subsidiary fails to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because SBIC LP is wholly owned by us. As of June 30, 2012, SBIC LP was in compliance with our requirements relating to our SBA debentures.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2012, and the consolidated statements of operations for the three and nine months ended June 30, 2012 and 2011, changes in net assets, and cash flows for the nine months ended June 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2012

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our senior secured revolving credit facility, or the Credit Facility, the Small Business Administration, or SBA, debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we intend to continue to be treated as a regulated investment company, or RIC, and qualify annually under the Internal Revenue Code of 1986, as amended, or the Code.

Our wholly owned subsidiary, SBIC LP, was organized as a Delaware limited partnership in May 2010 and received a license from the SBA to operate as a small business investment company, or SBIC, under Section 301(c) of the Small Business Investment Company Act of 1958, as amended, or the 1958 Act, in July 2010. SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments generally, investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2012, our portfolio totaled $929.1 million and consisted of $285.8 million of senior secured loans, $150.1 million of second lien secured debt, $401.5 million of subordinated debt and $91.7 million of preferred and common equity investments. Our portfolio consisted of 68% fixed-rate and 32% variable-rate investments (including 27% with a London Interbank Offered Rate, or LIBOR, or prime floor). As of June 30, 2012, we had two non-accrual debt investments, representing 2% and 7% of our overall portfolio on a market value and cost basis, respectively. Our overall portfolio consisted of 51 companies with an average investment size of $18.2 million, had a weighted average yield on debt investments of 13.3%, and was invested 31% in senior secured loans, 16% in second lien secured debt, 43% in subordinated debt and 10% in preferred and common equity investments.

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

For the three months ended June 30, 2012, we invested $89.9 million in three new and two existing portfolio companies with a weighted average yield on debt investments of 13.0%. Sales and repayments of long-term investments for the three months ended June 30, 2012 totaled $55.3 million. For the nine months ended June 30, 2012, we invested approximately $243.8 million in nine new and 13 existing portfolio companies with a weighted average yield of 13.7% on debt investments. Sales and repayments of long-term investments totaled $173.8 million for the same period.

For the three months ended June 30, 2011, we invested $145.5 million in three new and four existing portfolio companies with a weighted average yield on debt investments of 13.5%. Sales and repayments of long-term investments for the three months ended June 30, 2011 totaled $119.3 million. For the nine months ended June 30, 2011, we invested approximately $342.0 million in 13 new and seven existing portfolio companies with a weighted average yield of 13.9% on debt investments. Sales and repayments of long-term investments totaled $256.4 million for the same period.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets from Level 3 to 2. There were no investments transferred between Levels 1 and 2 for the same period.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2 to our Consolidated Financial Statements.

In accordance with ASU 2011-04, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio, including our long-term Credit Facility, is classified as Level 3 and was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. See Note 5 to our Consolidated Financial Statements.

The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2012 and 2011, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.2 million and $(1.2) million and $0.6 million and $11.9 million, respectively. As of June 30, 2012 and September 30, 2011, net unrealized appreciation on our Credit Facility totaled $0.9 million and $2.1 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2012 and 2011.

Investment Income

Investment income for the three and nine months ended June 30, 2012 was $29.4 million and $82.6 million, respectively, and was attributable to $9.2 million and $30.0 million from senior secured loans, $4.8 million and $13.3 million from second lien secured debt investments and $15.4 million and $39.3 million from subordinated debt investments, respectively. This compares to investment income for the three and nine months ended June 30, 2011, which was $22.9 million and $65.6 million, respectively, and was primarily attributable to $7.7 million and $22.8 million from senior secured loans, $3.5 million and $9.5 million from second lien secured debt investments and $8.5 million and $24.8 million from subordinated debt investments, respectively. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio, which is the result of deploying both equity from our follow-on offering and debt capital.

Expenses

Expenses for the three and nine months ended June 30, 2012, totaled $13.8 million and $42.3 million, respectively. Base management fee for the same respective periods totaled $4.5 million and $12.7 million, performance-based incentive fees totaled $3.9 million and $10.0 million, Credit Facility and SBA debentures expenses (excluding the $5.4 million upfront fees associated with amending and extending our Credit Facility) totaled $3.2 million and $8.3 million, general and administrative expenses totaled $1.8 million and $5.3 million and excise taxes totaled $0.4 million and $0.6 million. This compares to expenses for the three and nine months ended June 30, 2011, which totaled $9.7 million and $28.1 million, respectively. Base management fee for the same respective periods totaled $3.8 million and $10.9 million, performance-based incentive fees totaled $3.3 million and $9.4 million, Credit Facility and SBA debentures expense totaled $1.3 million and $3.6 million, and general and administrative expenses totaled $1.3 million and $4.0 million, respectively, and excise tax totaled $0.1 million. The increase in expenses compared with the same period in the prior year is due to the growth of the portfolio and net investment income as well as the costs associated with amending and extended our Credit Facility. We expect the interest expense associated with our amended Credit Facility to be higher going forward resulting from an increase in the spread on the Credit Facility.

Net Investment Income

Net investment income totaled $15.6 million and $40.3 million, or $0.28 and $0.78 per share, for the three and nine months ended June 30, 2012, respectively. For the same respective periods in the prior year, net investment income totaled $13.2 million and $37.5 million, or $0.29 and $0.92 per share. The decrease in per share net investment income over the periods was primarily the result of upfront expenses associated with amending our Credit Facility.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the three and nine months ended June 30, 2012 totaled $55.3 million and $173.8 million and realized gains (losses) totaled $1.4 million and $(10.5) million, respectively, primarily due to exiting and refinancing debt investments by our portfolio companies. Sales and repayments of long-term investments for the three and nine months ended June 30, 2011 totaled $119.3 million and $256.4 million and realized gains totaled $6.2 million and $8.7 million, respectively, due to sales of lower yielding investments and refinancing of debt investments by our portfolio companies.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For the three and nine months ended June 30, 2012, we reported unrealized (depreciation) appreciation on investments of $(13.8) million and $17.0 million, respectively. For the three and nine months ended June 30, 2011, we reported unrealized (depreciation) appreciation of $(16.5) million and $7.1 million, respectively. The change in unrealized appreciation for current periods compared to the prior periods is the result of changes in the leveraged credit markets. On June 30, 2012 and September 30, 2011, our net unrealized depreciation on investments totaled $21.7 million and $38.8 million, respectively.

For the three and nine months ended June 30, 2012, our long-term Credit Facility payable increased (decreased) in value due to unrealized appreciation (depreciation) of $0.2 million and $(1.2) million, respectively. For the three and nine months ended June 30, 2011, our long-term Credit Facility balance increased in value due to unrealized appreciation of $0.6 million and $11.9 million, respectively. The change in unrealized appreciation for current periods compared to the prior periods was the result of our prior Credit Facility approaching maturity. On June 30, 2012 and September 30, 2011, net unrealized depreciation on our long-term Credit Facility totaled $0.9 million and $2.1 million, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $3.4 million and $45.7 million, or $0.06 per share and $0.88 per share, respectively, for the three and nine months ended June 30, 2012. This compares to a net increase in net assets resulting from operations which totaled $2.3 million and $41.4 million, respectively, or $0.05 per share and $1.01 per share, respectively, for the three and nine months ended June 30, 2011. This increase in net assets from operations was due to both unrealized appreciation on investments and net investment income, which was partially offset by upfront fees on our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from our Credit Facility, SBA debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility, SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility from $315.0 million to $380.0 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of June 30, 2012 and September 30, 2011, there was $185.1 million (including a temporary draw of $0.9 million) and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.01% and 1.27%, exclusive of the fee on undrawn commitments of 0.50% and 0.20%, respectively. The Credit Facility is a four-year revolving facility with a stated maturity date of February 21, 2016, and a one-year term-out period following its third year. Borrowings under the Credit Facility bear interest at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of June 30, 2012, we were in compliance with the terms of our Credit Facility.

We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available under current credit market conditions, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2012, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

For the nine months ended June 30, 2012 we sold 10.4 million shares of common stock at a price of $10.55 per share, resulting in net proceeds of $105.2 million. This compares to selling 9.2 million shares of our common stock at a price of $12.40 per share resulting in net proceeds of $108.3 million for the nine months ended June 30, 2011. In February 2012, we received approval from our shareholders to issue shares below the then current net asset value per share for a 12-month period. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

SBIC LP has borrowed funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. We have committed and funded SBIC LP with $75.0 million of equity capital, and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing permitted by the SBA with its $75.0 million in regulatory capital.

As of June 30, 2012, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees will be amortized over the lives of the loans. Our fixed rate SBA debentures as of June 30, 2012 and September 30, 2011 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate / Total		3.70%	$150,000,000

(1) Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2012, SBIC LP was in compliance with all SBA regulatory requirements.

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

Our operating activities used cash of $74.3 million for the nine months ended June 30, 2012, primarily due to investing and offset by sales and repayments on our investments. Our financing activities provided cash of $12.0 million for the same period, primarily from proceeds from our common stock offering offset, in part, by net repayments under our Credit Facility.

Our operating activities used cash of $35.8 million for the nine months ended June 30, 2011. Our financing activities provided cash of $62.8 million for the same period, primarily from net repayments under our Credit Facility, SBA debentures issued and our follow-on common stock offering.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2012 including, borrowings under our multi-currency Credit Facility and other contractual obligations, are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$185.1	$—	$—	$185.1	$—
SBA debentures	150.0	—	—	—	150.0

Subtotal debt outstanding (2)	335.1	—	—	185.1	150.0
Unfunded investments (3)	26.9	2.0	24.4	—	0.5

Total contractual obligations	$362.0	$2.0	$24.4	$185.1	$150.5

(1)	As of June 30, 2012, we had $194.9 million of unused borrowing capacity under our Credit Facility, subject to various restrictions and covenants.
(2)	The weighted average interest rate on the total debt outstanding as of June 30, 2012 was 3.32% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(3)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

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

Dividends and Distributions

During the three and nine months ended June 30, 2012, we declared dividends of $0.28 and $0.84 per share, respectively, for total dividends of $15.8 million and $44.3 million, respectively. For the same periods in the prior year, we declared dividends of $0.27 and $0.80 per share, respectively, for total dividends of $12.3 million and $34.0 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

We intend to continue to make quarterly dividends to our stockholders. Our quarterly dividends, if any, are determined by our board of directors.

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our ordinary income and realized net short-term capital gains, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the nine months ended June 30, 2012 and 2011, we elected to retain a portion of our calendar year income and incurred an excise tax of approximately $0.6 million and $0.2 million, respectively.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, our portfolio consisted of 68% fixed- rate and 32% variable-rate investments (including 27% with a LIBOR, or prime floor). The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 21, 2012, among PennantPark Investment Corporation, as the borrower, the Lenders party hereto, SunTrust Bank, as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 2, 2012).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on December 13, 2007).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 8, 2012	By:	/s/ Arthur H. Penn

Arthur H. Penn
Chief Executive Officer

Date: August 8, 2012	By:	/s/ Aviv Efrat

Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)