Form 10-K
period 2012-09-30
PENNANTPARK INVESTMENT CORP
filed 2012-11-14
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212)-905-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☒.	Non-accelerated filer ☐.	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on September 30, 2012 based on the closing price on that date of $10.61 on the NASDAQ Global Select Market was approximately $685.4 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 66,356,911 shares of the Registrant’s common stock outstanding as of November 14, 2012.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “we,” “us” or “our” refer to PennantPark Investment Corporation and its consolidated subsidiaries; references to “PennantPark Investment” refer only to PennantPark Investment Corporation; “SBIC LP” and “our SBIC” refer to our wholly owned, consolidated Small Business Investment Company, or “SBIC,” subsidiary, PennantPark SBIC LP and its general partner PennantPark SBIC GP, LLC or “SBIC GP”; “PennantPark Investment Advisers” or the “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or the “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio and investments include investments we make through our consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Investment Corporation

PennantPark Investment Corporation is a business development company, or BDC, whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets over the last several years has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our credit facility, or Credit Facility, the Small Business Administration, or SBA, debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

As of September 30, 2012, our portfolio totaled $990.5 million and consisted of $291.7 million of senior secured loans, $191.3 million of second lien secured debt, $400.7 million of subordinated debt and $106.8 million of preferred and common equity investments. Our debt portfolio consisted of 69% fixed-rate and 31% variable-rate investments (including 26% with a London Interbank Offered Rate, or LIBOR, or prime floor). Our overall portfolio consisted of 54 companies with an average investment size of $18.3 million, a weighted average yield on debt investments of 13.2%, and was invested 30% in senior secured loans, 19% in second lien secured debt, 40% in subordinated debt and 11% in preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $827.5 million and consisted of $296.5 million of senior secured loans, $165.3 million of second lien secured debt, $309.3 million of subordinated debt and $56.4 million of preferred and common equity investments. Our debt portfolio consisted of 61% fixed-rate and 39% variable-rate investments (including 31% with a LIBOR or prime floor). Our overall portfolio consisted of 48 companies with an average investment size of $17.2 million, a weighted average yield on debt investments of 13.3%, and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.

For the fiscal year ended September 30, 2012, we purchased $328.3 million of investments issued by 13 new and 17 existing portfolio companies with an overall weighted average yield of 13.3% on debt investments. For the fiscal years ended September 30, 2011 and 2010, we purchased $479.7 million of investments issued by 17 new and 11 existing portfolio companies with an overall average yield of 13.7% on debt investments and purchased $309.5 million of investments, issued by 17 new and 12 existing portfolio companies with an overall average yield of 14.9% on debt investments, respectively.

For the fiscal year ended September 30, 2012, sales and repayments generated proceeds of $201.7 million. For the fiscal years ended September 30, 2011 and 2010, sales and repayments generated proceeds of $304.0 million and $145.2 million, respectively.

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies, public companies with a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for tax purposes we have elected to be treated, and intend to qualify annually, as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code.

Our wholly owned SBIC subsidiary, PennantPark SBIC LP, was organized as a Delaware limited partnership in May 2010 and received a license from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in July 2010. SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP, generally, invests with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years, and average over 20 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which should provide us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Advisers inception in 2007, it has raised over $1.5 billion in debt and equity capital and has invested over $2.1 billion in more than 200 companies with over 100 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC, and the SBA. The Administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

•

We believe that the current credit market dislocation for middle-market companies improves the risk-adjusted returns of our investments. In the current credit environment, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, we believe there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that we are well-positioned to partner with such equity investors. We expect such activity to be funded by the substantial amounts of private equity capital that have been raised in recent years.

•

We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings were completed between the years 2004 and 2007, which will come due in the next few years. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-adjusted returns to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers in middle-market companies:

a.	Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 20 years of experience in mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

b.	Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet the long-standing, consistent value-oriented investment criteria employed by our Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe this approach continues to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s experience, industry expertise and network of contacts. Among other things, our due diligence is designed to ensure that each prospective portfolio company will be able to meet its debt service obligations. See “Investment Selection Criteria” for more information.

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

c.	Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network

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

d.	Flexible Transaction Structuring

We are flexible in structuring investments and tailor investments to meet the needs of a portfolio company while also generating attractive risk-adjusted returns. We can invest in any part of a capital structure, and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

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

Investment Selection Criteria

We are committed to a value oriented philosophy used by the senior investment professionals who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience, relationships, and access to market information to identify investment candidates and to structure investments efficiently and effectively.

a.	Value orientation and positive cash flow

Our investment philosophy places a premium on fundamental analysis and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

b.	Experienced management and established financial sponsor relationships

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

c.	Strong and defensible competitive market positions

We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We also seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.

d.	Viable exit strategy

We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock, refinancing or other capital market transaction.

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

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. See “Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities” for more information.

Leverage

We maintain a multi-currency $380.0 million Credit Facility which matures in February 2016 and is secured by substantially all of our investment portfolio assets (excluding the assets of SBIC LP), under which we had $145.0 million (including a $35.5 million temporary draw) and $240.9 million of debt outstanding with a weighted average interest rate of 3.49% and 1.27% at September 30, 2012 and 2011, respectively. Pricing of borrowings under our current Credit Facility is set at 275 basis points over LIBOR. As of September 30, 2012 and 2011, we had $235.0 million and $74.1 million, respectively, available to us under our Credit Facility. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. In addition, any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility.

As of September 30, 2012 and 2011, SBIC LP had drawn $150.0 million, with a weighted average interest rate of 3.70%, exclusive of 3.43% of upfront fees (4.04% inclusive of the upfront fees), and had no remaining borrowing capacity. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC LP and have a priority claim over such assets. See “Regulation” for more information.

Investment Policy Overview

We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity by targeting an investment size of $10 million to $50 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of senior secured loans, mezzanine debt and, to a lesser extent, equity investments in qualifying assets such as private or thinly traded or small market-capitalization, public U.S. companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets” for more information. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Selection Criteria” for more information.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of changes to our operating policies and strategies may adversely affect our business, and impact our ability to make distributions and the value of our stock.

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

Mezzanine Debt

Structurally, mezzanine debt (which we define to include second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured loans. Our second lien secured debt is subordinated debt that benefits from a security interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. Mezzanine debt ranks senior to common and preferred equity in a borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to senior secured loans, mezzanine debt generally earns a higher return than senior secured loans. In many cases mezzanine investors receive opportunities to invest directly in the equity investments of borrowers and from time to time may also receive warrants to purchase equity investments. We evaluate these investment opportunities on a case-by-case basis.

Operating and Regulatory Structure

Our investment activities are managed by PennantPark Investment Advisers and supervised by our board of directors, a majority of whom are independent of us. Under our investment management agreement, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross total assets as well as an incentive fee based on our investment performance. See “Investment Management Agreement” for more information.

We have also entered into an administration agreement, or the Administration Agreement, with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. See “Administration Agreement” for more information.

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

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes under the Code as a RIC. Our wholly owned subsidiary, SBIC LP, received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act and is regulated by the SBA. PennantPark Investment serves as the investment adviser and administrator to SBIC LP. The SBA regulates, among other matters, SBIC LP’s investing activities. See “Regulation” for more information.

Our Corporate Information

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

Our Consolidated Portfolio

Our principal investment focus is to provide senior secured loans and mezzanine debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Environmental Services
• Auto Sector	• Financial Services
• Beverage, Food and Tobacco	• Grocery
• Broadcasting and Entertainment	• Healthcare, Education and Childcare
• Buildings and Real Estate	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Business Services	• Hotels, Motels, Inns and Gaming
• Cable Television	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture, Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Containers Packaging & Glass	• Mining, Steel, Iron and Non-Precious Metals
• Distribution	• Oil and Gas
• Diversified/Conglomerate Manufacturing	• Other Media
• Diversified/Conglomerate Services	• Personal, Food and Miscellaneous Services
• Diversified Natural Resources, Precious Metals and Minerals	• Printing and Publishing
• Education	• Retail Stores
• Electronics	• Telecommunications
• Energy/Utilities

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30,:

Portfolio Company	2012
Last Mile Funding, Corp. (3 PD, Inc.)	5%

Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	5%

LTI Flexible Products, Inc.	4%

New Service Champ Holdings, Inc. (Service Champ Inc.)	4%

Pre-Paid Legal Services, Inc.	4%

American Gilsonite Company	3%

Brand Energy and Infrastructure Services, Inc.	3%

Learning Care Group, Inc.	3%

Penton Media, Inc.	3%

Prince Mineral Holdings Corp.	3%

Portfolio Company	2011
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	6%

Last Mile Funding Corp. (3PD, Inc.)	5%

Pre-Paid Legal Services, Inc.	5%

Kadmon Pharmaceuticals LLC (f/k/a Three River Pharmaceuticals LLC)	4%

Learning Care Group, Inc.	4%

LTI Flexible Products, Inc.	4%

Veritext Corporation	4%

Instant Web, Inc.	3%

Penton Media, Inc.	3%

Prince Mineral Holdings Corp.	3%

Industry	2012
Healthcare, Education & Childcare	8%

Electronics	7%

Energy/Utilities	7%

Auto Sector	6%

Business Services	6%

Cargo Transport	6%

Chemicals, Plastics and Rubber	5%

Consumer Products	5%

Distribution	4%

Personal, Food and Miscellaneous Services	4%

Industry	2011
Business Services	11%

Healthcare, Education & Childcare	10%

Energy/Utilities	9%

Cargo Transport	6%

Chemicals, Plastics and Rubber	6%

Consumer Products	5%

Oil and Gas	5%

Personal, Food and Miscellaneous Services	5%

Printing and Publishing	5%

Aerospace and Defense	4%

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Floating Rate Capital Ltd., a publicly traded BDC and other managed funds, as applicable. Accordingly, they may have obligations to investors in the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or its affiliates. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with our affiliates, subject to compliance with applicable regulations and our trade allocation procedures. Some types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We have not sought, and there can be no assurance that we would obtain, any such order.

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

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	research relating to the company’s management, industry, markets, products and services and competitors.;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	on-site visits;

•	review of loan documents; and

•	background checks.

Upon the completion of due diligence and a decision to proceed with an investment in a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. These members are employees of our Investment Adviser and receive compensation from our Investment Adviser.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Investment Adviser monitors credit risk of each portfolio company regularly and periodically with a goal toward identifying early, and when able and appropriate, selling other investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and borrowing requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

The Investment Adviser seeks to achieve our investment objective through a disciplined approach to the selection of credit investments and its evaluation of portfolio companies. The Investment Adviser also gains exposure to portfolio companies across a broad range of industries and of varying operating and financial characteristics and return profiles, as well as active management of such investments in light of economic developments and trends. However, we are classified as “non-diversified” under the 1940 Act, and our investment portfolio may be more concentrated than the portfolios of other issuers. We may take certain actions if short-term interest rates increase or market conditions otherwise change (or if we anticipate such a change) and our use of leverage, if any, begins (or is expected) to adversely affect our common stockholders. To offset any potentially negative impact of leverage on common stockholders, we may shorten the average maturity of our investment portfolio (by investing in short-term securities) or may reduce our indebtedness or unwind other leveraged transactions. We may also attempt to reduce our use of leverage by redeeming or otherwise purchasing outstanding preferred stock or debt securities, if any.

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

Mezzanine debt may have interest-only payments in the early years, with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defers payment of interest for the first few years after our investment. Also, in some cases our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine debt has maturities of three to ten years.

We seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest in the form of a floor and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with our focus of preserving capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

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

We expect to hold most of our investments to maturity or repayment, but we may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

Ongoing relationships with portfolio companies

Monitoring

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser also monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each portfolio company.

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

Staffing

We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, mezzanine lending, leveraged finance, distressed debt and private equity businesses.

Investment Management Agreement

We have entered into an agreement with the Investment Adviser, or the Investment Management Agreement, under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interests in PennantPark Investment Advisers. PennantPark Investment through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement. Under the terms of our Investment Management Agreement, the Investment Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	provides us with such other investment advisory, research and related services, as we may need from time to time.

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee, collectively, Management Fees.

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our gross assets (net of temporary investments, as discussed under “Regulation,” temporary draws under our Credit Facility and other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any (see example below)) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal years ended September 30, 2012, 2011 and 2010, the Investment Adviser earned base management fees of $17.5 million, $14.9 million and $11.6 million, respectively, from us.

The following is a hypothetical example of the calculation of average adjusted gross assets:

Gross assets as of December 31, 20XX = $160 million

U.S. Treasury bills and temporary draws on credit facilities as of December 31, 20 XX = $10 million

Adjusted gross assets as of December 31, 20 XX = $150 million

Gross assets as of March 31, 20 XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20 XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter = ($150 million + $180 million) / 2 = $165 million

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a Hurdle of 1.75% per quarter (7.00% annualized). We have agreed to pay PennantPark Investment Advisers an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which PennantPark Investment’s Pre-Incentive Fee Net Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income as if a Hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter, and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser (once the Hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Investment Income thereafter is allocated to our Investment Adviser). These calculations are adjusted for any share issuances or repurchases, if applicable. For the fiscal years ended September 30, 2012, 2011 and 2010, the Investment Adviser earned $14.2 million, $13.2 million and $8.0 million, respectively, in incentive fees.

The following is a graphical representation of calculation of quarterly incentive fee based on Net Investment Income

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2007 and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation.

If such amount is positive at the end of a period, then we record a capital gains incentive fee equal 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2012, 2011 and 2010, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and resulted in no accrual under GAAP.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed the Hurdle; therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.00%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”
= 2.00% - 1.75%
= 0.25%
= 100% x 0.25%
= 0.25%

Alternative 3:

Assumptions:

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.30%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”
Incentive fee	= 100% x “catch-up” + (20% x (Pre-Incentive Fee Net Investment Income - 2.1875%))
Catch-up	= 2.1875% - 1.75%
= 0.4375%
= (100% x 0.4375%) + (20% x (2.30% -2.1875%))
= 0.4375% + (20% x 0.1125%)
= 0.4375% + 0.0225%
= 0.46%

Example 2: Capital Gains Portion of Incentive Fee:

Assumptions:

Year 1 = no net realized capital gains or losses

Year 2 = 6% realized capital gains and 1% realized capital losses and unrealized capital depreciation, capital gain incentive fee = 20% x (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 incentive fee	= 20% x (0)
= 0
= no incentive fee
Year 2 incentive fee	= 20% x (6% - 1%)
= 20% x 5%
= 1%

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 7.0% annualized Hurdle.
(2)	Represents 2.0% annualized base management fee.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Unless terminated earlier as described below, our Investment Management Agreement will continue in effect for a period of one year through February 2013. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. In determining to re-approve the Investment Management Agreement, the board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to effectively manage conflicts of interest, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded business development companies that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not interested persons of PennantPark Investment, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and re-approved the Investment Management Agreement as being in the best interests of our stockholders. The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors—Risks Relating to our Business and Structure—We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed” for more information.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement

PennantPark Investment has also entered into an Administration Agreement with the Administrator. Under this agreement the Administrator provides administrative services for PennantPark Investment. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for PennantPark Investment’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of the compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on PennantPark Investment’s behalf managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the fiscal years ended September 30, 2012, 2011 and 2010, the Investment Adviser and Administrator, collectively, were reimbursed $3.6 million, $2.6 million and $2.1 million, respectively, from us, including expenses it incurred on behalf of the Administrator for services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, SuttonPark Holdings, Inc. and its subsidiaries, or SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment, through the Administrator, furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities.

Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other duties, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his respective staff. For the fiscal years ended September 30, 2012, 2011 and 2010, PennantPark Investment was reimbursed $0.7 million, $0.5 million and $0.1 million, respectively, from SPH, including expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2013. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Administration Agreement will automatically terminate in the event of its assignment. The Administration Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other.

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

REGULATION

Regulated Investment Company and Business Development Company Regulations

We are a BDC under the 1940 Act, which has qualified and intends to continue to qualify to maintain an election to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by holders of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of the policies in this paragraph are fundamental and they may be changed without stockholder approval.

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

(b)	is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but is excluded from the definition of an investment company by Section 3(c) of the 1940 Act; and

(c)	does not have any class of securities listed on a national securities exchange; has any class of securities listed on a national securities exchange subject to a maximum market capitalization of $250.0 million.

(2)	Securities of any eligible portfolio company which we control which may have an affiliated person who is a director of such portfolio company.

(3)	Securities purchased in a private transaction from a U.S. operating company or from an affiliated person of the issuer, or in transactions incidental thereto, if such issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator provide assistance to our controlled affiliates.

Temporary Investments

Pending investments in other types of qualifying assets, as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined later in this Report under “Regulation—Election to be Taxed as a RIC”, in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if we meet our asset coverage ratio or test, which is defined in the 1940 Act as the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness must equal 200% or more, after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage ratio. We received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from the calculation. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital” for more information.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to our Investment Adviser.

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

Our privacy and protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov, filed as an exhibit to our report on Form 10-K (File No. 814-00736) on November 16, 2011. You may also obtain copies of our privacy policy, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors, including a majority of our directors who are not interested persons of us and, in some cases, prior approval by the SEC.

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

We and PennantPark Investment Advisers have each adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws. We review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and we have designated a Chief Compliance Officer to be responsible for administering these policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting; and

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the act and the regulations promulgated there-under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of net realized net long-term capital losses, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement.

In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or ordinary income to provide us with additional liquidity.

In order to qualify as a RIC for federal income tax purposes, we must:

•	maintain an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each tderive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain qualified publicly traded partnerships or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings, or the Diversification Tests, so that at the end of each quarter of the taxable year:

1)	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer neither represents more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

2)	no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in certain qualified publicly traded partnerships.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain asset coverage tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits through tax years ending 2012, unless extended by the U.S. Congress. Subject to certain limitations under the Code, dividends paid by us to corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

Recent Tax Developments

Recently enacted legislation may require certain non-corporate U.S. holders to pay a 3.8% Medicare tax on, among other things, interest on and capital gains from the sale, exchange, redemption or retirement of our common stock. This legislation would apply for taxable years beginning after December 31, 2012. U.S. holders should consult their own tax advisors regarding the effect, if any, of this legislation.

SBA Regulations

SBIC LP is licensed under the SBA as a SBIC under the 1958 Act. SBIC LP received its license in July 2010.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, SBIC LP is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, and required capitalization thresholds among other regulations. Furthermore, SBIC LP is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP. For example, SBIC LP does not use fair value accounting on its assets or liabilities. If SBIC LP subsidiary fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC LP from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly owned subsidiary.

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

Financing Limitations, Terms and Changes in Control

The SBA prohibits a SBIC from financing small businesses in certain industries such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 20% of regulatory capital in one company and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA places certain limits on the financing terms of investments by SBIC LP in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

The SBA also prohibits, without prior written approval, a “change of control” of SBIC LP or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed Small Business Investment Company. A “change of control” is any event which would result in the transfer of power, direct or indirect, to direct management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or

•	a deposit account in a federally insured institution that is subject to withdrawal restriction of one year or less;

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock, or any securities we may issue, could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse affect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time again or materially worsen in the future. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by our asset coverage ratio or test, as defined under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our net asset value is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us may be at a higher cost or on less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of loans we originate and could have a material adverse impact on our business, financial condition or results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects third parties or us, and could materially damage our business, financial condition or results of operations.

Market developments may adversely affect our business and results of operations by reducing availability under our Credit Facility and SBA debentures.

In addition to the applicable asset coverage ratio that restricts our ability to borrow under our Credit Facility, the Credit Facility contains various covenants which, if not complied with, could accelerate repayment under the Credit Facility, thereby having a material adverse effect on our liquidity, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by SBIC LP. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of shareholders’ equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of our portfolio companies.

In addition to the Credit Facility, SBIC LP has issued SBA debentures that require it to generate sufficient cash flow to make required interest payments. Further, SBIC LP must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of SBIC LP.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our net asset value in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of shareholders’ equity. This could have a material adverse effect on our operations, as it would trigger mandatory pre-payment obligations under the terms of the Credit Facility and SBA debentures.

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

In order to raise additional capital, we may issue debt or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the NASDAQ Global Select Market, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

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

As a BDC, we are required to carry our investments at fair value, which is derived from a market value or, if no market value is ascertainable or if market value does not reflect the fair value of such investment in the bona fide determination of our board of directors, then we would carry our investments at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation or loss. Unrealized losses of any given portfolio company could be an indication of such company’s inability in the future to meet its repayment obligations to us.

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

In addition, current market conditions have affected consumer confidence levels which may harm the business of our portfolio companies and result in adverse changes in payment patterns. Increased delinquencies and default rates would negatively impact our results of operations. Deterioration in the quality of our credit portfolio could have a material adverse effect on our capital, financial condition and results of operations.

We make long-term loans and invest in equity securities, which may involve a high degree of repayment risk. We invest in companies that may have limited financial resources, may be highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if we or our Investment Adviser is unable to hire and retain qualified personnel or if we lose any member of our management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Investment Adviser. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these investment professionals and any others that may be hired by PennantPark Investment Advisers. Managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order to grow, we and our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which may be managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with public and private funds, including other BDCs, commercial and investment banks, commercial financing companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, also invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDCs. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

We have operated and continue to operate so as to qualify as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a corporate-level income tax on the income or gains we do not distribute. If we do not distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12 month period ending on October 31), we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the undistributed amount.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID or contractual PIK interest, which represents interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

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

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains, some or all of which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet the asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We will be partially dependent on SBIC LP for cash distributions to enable us to meet the RIC distribution requirements. SBIC LP may be limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC LP to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if SBIC LP is unable to obtain a waiver, compliance with the SBA regulations may result in an entity-level tax on us.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions or through SBIC LP’s SBA debentures. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, through SBA debentures or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts permissible under the asset coverage ratio, as defined in the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not met. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

•

Senior Securities. As a result of issuing senior securities, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience voting dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance requires us to consolidate the securitization vehicle’s financial statements with our financial statements any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

•

SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly owned subsidiary SBIC LP and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC LP would be exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

SBIC LP may be unable to make distributions to us that will enable us to meet or maintain RIC status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our consolidated net ordinary income and net capital gain income, including income from SBIC LP. We will be partially dependent on SBIC LP for cash distributions to enable us to meet the RIC distribution requirements. SBIC LP may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC LP to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if SBIC LP is unable to obtain a waiver, compliance with the SBA regulations may result in an entity-level tax on us.

SBIC LP is licensed by the SBA and is subject to SBA regulations.

In July 2010, our wholly owned subsidiary, SBIC LP, received a license to operate as an SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause SBIC LP to invest at less competitive rates in order to qualify investments under the SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If SBIC LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA could revoke or suspend SBIC LP’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly owned subsidiary.

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

Because we borrow funds to make investments we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the net asset value attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not met, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any amounts that we use to service our indebtedness are not available for distribution to our common stockholders.

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

Additionally, our subsidiary, SBIC LP, has received borrowed funds from the SBA through its debenture program. In connection with the filing of its SBA license application, PennantPark Investment received exemptive relief, in June 2011, from the SEC to permit us to exclude the debt of SBIC LP from our consolidated asset coverage ratio. Our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility and, subject to market availability, to increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that have priority over the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC LP, in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC LP in relation to our lender. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuance and SBA debentures, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2012, we had outstanding borrowings of $145.0 million under our Credit Facility and $150.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $295.0 million and had a weighted average annual interest rate at the time of 3.60% exclusive of the fee on undrawn commitment of 0.50% and 3.43% upfront fees on the SBA debentures. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2012, at the then current rate, we would have to receive an annual yield of at least 1.10%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2012 of 29% of total assets (including such borrowed funds), at a weighted average rate at the time of 3.60%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%

Corresponding return to common stockholders(2)	(16.8)%	(9.2)%	(1.6)%	6.0%	13.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.

(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility expires in February 2016. We utilize a revolving five-year Credit Facility to make investments in our portfolio companies. The life of our investments typically exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at a time when such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions, may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In the period from June 2007, when we executed our original Credit Facility, through September 2012, the applicable LIBOR rate has decreased from 5.3% to 0.2%. In periods of rising interest rates, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

The professionals of our Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of PennantPark Investment that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our controlled affiliate and affiliated funds. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it will be forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with our controlled affiliate, and any other affiliates that the Investment Adviser forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

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

We have entered into the License Agreement with PennantPark Investment Advisers, pursuant to which our Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon 60 days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser.

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

If we publicly issue debt or convertible debt securities, they may or may not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt or convertible debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may have a material adverse effect on the trading market for, and market value of, our publicly issued debt or convertible debt securities including:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption, repayment or convertible features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may have a material adverse effect the market value of the debt securities or the trading market for the debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

Terms relating to redemption may have a material adverse effect on the return on any debt securities.

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

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business. See “Regulation” for more information.

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

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the Consolidated Statement of Operations as net change in unrealized appreciation or depreciation.

At September 30, 2012, all of our portfolio assets are recorded at fair value as approved in good faith by our board of directors. As we invest a greater percentage of our total assets in private investments, more of our portfolio assets will be recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We rely in part on our over-the-counter securities, which faced liquidity constraints under recent market conditions, to provide us with additional liquidity.

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

As a BDC, we may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made such qualifying assets represent at least 70% of the value of our total assets. Qualifying assets include investments in U.S. operating companies whose securities are not listed on a national securities exchange and companies listed on a national securities exchange subject to a maximum market capitalization of $250 million. Qualifying assets also include cash, cash equivalents, government securities and high quality debt securities maturing in one year or less from the time of investment.

We believe that most of our senior secured loans and mezzanine debt investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay loans from us during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.

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

We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we will rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose value on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could have a material adverse effect on our investment returns as compared to companies investing primarily in the securities of public companies.

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

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Statement of Operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage ratio applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our net asset value, or NAV. Our shares closed on the NASDAQ Global Select Market at $10.61 and $8.92 as of September 30, 2012 and 2011, respectively. Our NAV was $10.22 and $10.13 as of September 30, 2012 and 2011, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	any loss of our BDC or RIC status or any loss of SBIC LP’s SBIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors;

•	conversion features of subscription rights, warrants or convertible debt; and

•	loss of a major funding source.

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

The SBA also limits an SBIC from investing idle funds in the following types of securities:

•	direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment;

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

Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your federal income tax liability on the value of the common stock received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Distributions” for more information.

There is a risk that our common stockholders may receive our stock as dividends in which case they may be required to pay taxes in excess of the cash they receive.

We may distribute our common stock as a dividend of our taxable income and a shareholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A shareholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a shareholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes Oxley Act, and other rules implemented by the SEC and the listing standards of NASDAQ.

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

As of September 30, 2012, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser are suitable and adequate for our business as it is contemplated to be conducted.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of NAV and quarterly dividends per share since October 1, 2007.

Period		Closing Sales Price
	NAV(1)	High	Low	Premium(Discount) of High Sales Price to NAV(2)	Premium(Discount) of Low Sales Price to NAV(2)	Dividends Declared

Fiscal year ended September 30, 2012

Fourth quarter	$ 10.22	$ 11.44	$ 10.36	12%	1%	$ 0.28

Third quarter	10.16	10.70	9.27	5	(9)	0.28

Second quarter	10.38	11.23	10.31	8	(1)	0.28

First quarter	10.19	11.02	8.57	8	(16)	0.28

Fiscal year ended September 30, 2011

Fourth quarter	10.13	11.52	8.89	13	(12)	0.27

Third quarter	11.08	12.43	10.97	12	(1)	0.27

Second quarter	11.30	13.05	11.21	15	(1)	0.27

First quarter	11.14	12.75	10.60	14	(5)	0.26

Fiscal year ended September 30, 2010

Fourth quarter	10.69	10.69	9.17	0	(14)	0.26

Third quarter	10.94	11.84	9.02	8	(18)	0.26

Second quarter	11.07	10.77	8.88	(3)	(20)	0.26

First quarter	11.86	9.15	7.63	(23)	(36)	0.25

Fiscal year ended September 30, 2009

Fourth quarter	11.85	9.06	6.28	(24)	(47)	0.24

Third quarter	11.72	7.65	3.85	(35)	(67)	0.24

Second quarter	12.00	4.05	2.64	(66)	(78)	0.24

First quarter	10.24	7.81	2.35	(24)	(77)	0.24

Fiscal year ended September 30, 2008

Fourth quarter	10.00	8.50	5.92	(15)	(41)	0.24

Third quarter	10.77	8.60	7.05	(20)	(35)	0.22

Second quarter	10.26	11.31	8.38	10	(18)	0.22

First quarter	12.07	14.49	9.08	20	(25)	0.22

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $10.61 and our NAV was $10.22 as of September 30, 2012. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future. As of November 13, 2012 we had 12 stockholders of record.

DISTRIBUTIONS

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since October 1, 2007 (See Note 8 to our Consolidated Financial Statements):

Record Dates	Payment Dates	Dividends Declared
Fiscal year ended September 30, 2012
September 20, 2012	October 1, 2012	$0.28
June 21, 2012	July 2, 2012	$0.28
March 22, 2012	April 2, 2012	$0.28
December 23, 2011	January 3, 2012	$0.28

Total		$1.12

Fiscal year ended September 30, 2011
September 23, 2011	October 3, 2011	$0.27
June 20, 2011	July 1, 2011	$0.27
March 15, 2011	April 1, 2011	$0.27
December 17, 2010	January 3, 2011	$0.26

Total		$1.07
Fiscal year ended September 30, 2010
September 14, 2010	October 1, 2010	$0.26
June 24, 2010	July 1, 2010	$0.26
March 25, 2010	April 1, 2010	$0.26
December 24, 2009	January 4, 2010	$0.25

Total		$1.03

Fiscal year ended September 30, 2009
September 8, 2009	October 1, 2009	$0.24
June 24, 2009	July 1, 2009	$0.24
March 25, 2009	April 1, 2009	$0.24
December 23, 2008	January 4, 2009	$0.24

Total		$0.96

Fiscal year ended September 30, 2008
September 24, 2008	October 1, 2008	$0.24
June 23, 2008	June 30, 2008	$0.22
March 24, 2008	March 31, 2008	$0.22
December 24, 2007	December 31, 2007	$0.22

Total		$0.90

In January 2013, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2012.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the five year period from September 30, 2007 through September 30, 2012. The graph assumes that, in October 2007, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

We have derived the financial information below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such years. The Consolidated Statement of Operations data, Per share data and Consolidated Statement of Assets and Liabilities data for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, our independent registered public accounting firm. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended September 30,
	2012	2011	2010	2009	2008
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:

Total investment income	$113,392	$91,738	$60,140	$45,119	$39,811

Net expenses	56,323	39,093	28,065	22,400	21,255

Net investment income	57,069	52,645	32,075	22,719	18,556

Net realized and unrealized gain (loss)	6,284	(42,382)	(15,539)	13,083	(59,259)

Net increase(decrease) in net assets resulting from operations	63,353	10,263	16,535	35,802	(40,703)

Per share data:

Net asset value (at year end)	10.22	10.13	10.69	11.85	10.00

Net investment income(1)	1.08	1.25	1.09	1.08	0.88

Net realized and unrealized gain (loss)(1)	0.12	(1.01)	(0.53)	0.62	(2.81)

Net increase (decrease) in net assets resulting from operations(1)	1.20	0.24	0.56	1.70	(1.93)

Distributions declared(1),(2)	1.13	1.10	1.09	0.96	0.90

Consolidated Statement of Assets and Liabilities data:

Total assets	1,018,968	928,738	711,494	512,381	419,811

Total investment portfolio	990,480	827,549	664,724	469,760	372,148

Borrowings outstanding(3)	294,452	388,792	233,641	175,475	202,000

Payable for investments purchased and unfunded investments	26,935	55,705	74,988	25,821	—

Total net asset value	669,717	462,657	386,575	300,580	210,728

Other data:

Total return(4)	28.71%	(7.37)%	44.79%	30.39%	(38.58)%

Number of portfolio companies (at year end)(5)	54	48	43	42	37

Yield on debt portfolio (at year end)(5)	13.2%	13.3%	12.7%	11.4%	11.1%

(1)	Based on the weighted average shares outstanding for the respective years.
(2)	Determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP.
(3)	At fair value in the case of our Credit Facility (except for 2008).
(4)	Based on the change in market price per share during the periods and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	Unaudited.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and

•	the impact of future legislation and regulation on our business and our portfolio companies.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in this Report.

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

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including reports on Form 10-Q/K and current reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Report.

Overview

PennantPark Investment Corporation is a BDC, whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and equity investments.

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. Turmoil in the credit markets over the last several years has adversely affected each of these factors and has resulted in a broad-based reduction in the demand for, and valuation of, middle-market debt instruments. These conditions have presented us with and may continue to offer attractive investment opportunities, as we believe that there are many middle-market companies that need senior secured and mezzanine debt financing. We have used, and expect to continue to use, our Credit Facility, the SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

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

Our wholly owned subsidiary, SBIC LP, was organized as a Delaware limited partnership in May 2010 and received a license from the SBA to operate as an SBIC, under Section 301(c) of the 1958 Act, in July 2010. SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC LP under its investment management agreement. The SBIC LP investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into the Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement with us. Our board of directors, a majority of whom are independent of us, and the Investment Adviser, supervise our activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold. Capital gains, if any, are recorded on a trade basis on investments held in our portfolio. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, OID origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2012, our portfolio totaled $990.5 million and consisted of $291.7 million of senior secured loans, $191.3 million of second lien secured debt, $400.7 million of subordinated debt and $106.8 million of preferred and common equity investments. Our debt portfolio consisted of 69% fixed-rate and 31% variable-rate investments (including 26% with a LIBOR or prime floor). As of September 30, 2012, we had one non-accrual debt investment, representing 3.2% and 1.1% of our overall portfolio on a cost basis and fair value, respectively. Our overall portfolio consisted of 54 companies with an average investment size of $18.3 million, had a weighted average yield on debt investments of 13.2%, and was invested 30% in senior secured loans, 19% in second lien secured debt, 40% in subordinated debt and 11% in preferred and common equity investments.

As of September 30, 2011, our portfolio totaled $827.5 million and consisted of $296.5 million of senior secured loans, $165.3 million of second lien secured debt, $309.3 million of subordinated debt and $56.4 million of preferred and common equity investments. Our debt portfolio consisted of 61% fixed-rate and 39% variable-rate investments (including 31% with a LIBOR or prime floor). Our overall portfolio consisted of 48 companies with an average investment size of $17.2 million, had a weighted average yield on debt investments of 13.3%, and was invested 36% in senior secured loans, 20% in second lien secured debt, 37% in subordinated debt and 7% in preferred and common equity investments.

For the fiscal year ended September 30, 2012, we purchased $328.3 million of investments in 13 new and 17 existing portfolio companies with a weighted average yield of 13.3% on debt investments. This compares to purchasing $479.7 million in 17 new and 11 existing portfolio companies with an overall weighted average yield of 13.7% on debt investments, and purchasing $309.5 million in 17 new and 12 existing portfolio companies with an overall weighted average yield of 14.9% on debt investments for the fiscal years ended September 30, 2011 and 2010, respectively.

For the fiscal year ended September 30, 2012, sales and repayments generated proceeds of $201.7 million. For the fiscal years ended September 30, 2011 and 2010, sales and repayments generated proceeds of $304.0 and $145.2 million, respectively.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available, or otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value in the absence of any unusual events that may indicate such basis for deriving fair value is no longer valid.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material. A review of fair value hierarchy classifications in conducted on a quarterly basis.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred up-front fees of $5.4 million which represents transaction costs and expenses related to the amended Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal year ended September 30, 2012 and 2011, our Credit Facility had a net change in unrealized appreciation depreciation of $1.6 million and $11.9 million, respectively. As of September 30, 2012 and 2011, net unrealized depreciation on our Credit Facility totaled $0.5 million and $2.1 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on our debt are capitalized, and we then amortize such amounts as interest income or expense, as applicable, using the effective interest method. We record contractual prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Federal Income Taxes

We operate so as to qualify to maintain our election to be taxed as a RIC under Subchapter M of the Code and intend to continue to do so. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

Recent Tax Developments

Recently enacted legislation may require certain non-corporate U.S. holders to pay a 3.8% Medicare tax on, among other things, interest on and capital gains from the sale, exchange, redemption or retirement of our common stock. This legislation would apply for taxable years beginning after December 31, 2012. U.S. holders should consult their own tax advisors regarding the effect, if any, of this legislation.

RESULTS OF OPERATIONS

Set forth below are our results of operations for the fiscal years ended September 30, 2012, 2011 and 2010.

Investment Income

Investment income for the fiscal year ended September 30, 2012 was $113.4 million and was primarily attributable to $42.8 million from senior secured loan investments, $21.2 million from second lien secured debt investments, and $49.4 million from subordinated debt investments. The increase in investment income over the prior year was due to the growth of our portfolio which was also driven by the investment of the proceeds from our equity offerings.

Investment income for the fiscal year ended September 30, 2011 was $91.7 million and was primarily attributable to $37.1 million from senior secured loan investments, $15.2 million from second lien secured debt investments, and $38.8 million from subordinated debt investments. The increase in investment income over the prior year was due to the growth of our portfolio which was also driven by investment of the proceeds from our equity offering and rotation out of lower yielding assets.

Investment income for the fiscal year ended September 30, 2010 was $60.1 million and was primarily attributable to $19.5 million from senior secured loan investments, $14.1 million from second lien secured debt investments, and $26.5 million from subordinated debt investments.

Expenses

Expenses for the fiscal year ended September 30, 2012 totaled $56.3 million. Base management fees for the same period totaled $17.5 million, performance-based incentive fee totaled $14.2 million, Credit Facility and SBA debentures related expenses totaled $17.1 million (including the $5.4 million upfront fees associated with amending and extending our Credit Facility), general and administrative expenses totaled $7.2 million and an excise tax of $0.3 million was incurred. The increase in expenses over the prior year was primarily due to the upfront costs of amending our Credit Facility, increased borrowing costs and the growth of our portfolio.

Expenses for the fiscal year ended September 30, 2011 totaled $39.1 million. Base management fees for the same period totaled $14.9 million, performance-based incentive fee totaled $13.2 million, Credit Facility and SBA debentures related expenses totaled $5.3 million, general and administrative expenses totaled $5.5 million and an excise tax of $0.2 million was incurred. The increase in expenses over the prior year was the result of the growth of our portfolio as well as increased borrowing costs.

Expenses for the fiscal year ended September 30, 2010 totaled $28.0 million. Base management fees for the same period totaled $11.6 million, performance-based incentive fee totaled $8.0 million, Credit Facility and SBA debentures related expenses totaled $3.7 million, general and administrative expenses totaled $4.6 million and an excise tax of $0.1 million was incurred.

Net Investment Income

Net investment income totaled $57.1 million or $1.08 per share, $52.6 million or $1.25 per share and $32.1 million or $1.09 per share, for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The increase in net investment income from 2011 to 2012 was the result of the growth of our portfolio, while the per share net investment income decrease was the result of share issuances.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the fiscal years ended September 30, 2012, 2011 and 2010 totaled $201.7 million, $304.0 million and $145.2 million, respectively, and net realized gains (losses) totaled $(12.8) million, $16.3 million and $(15.4) million, respectively. Net realized losses increased over the prior year due to sales, restructurings, and repayments of our investments.

Net Change in Unrealized Appreciation Depreciation on Investments and Credit Facility

Net change in unrealized (depreciation) appreciation on investments totaled $20.6 million, $(46.8) million and $35.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Net change in unrealized (appreciation) depreciation on our Credit Facility totaled $(1.6) million, $(11.9) million and $(35.7) million for the same periods, respectively. Net change in unrealized depreciation on investments increased over the prior year due to the overall changes in the leveraged finance markets. Net change in unrealized depreciation on our Credit Facility over the prior year is the result of amending and restating the terms of our Credit Facility.

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations totaled $63.4 million or $1.20 per share, $10.3 million or $0.24 per share, and $16.5 million or $0.56 per share for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The net increase in net assets from operations was higher than the prior year due to the continued growth in net investment income as a result of growing our portfolio and unrealized gains offset by realized losses.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of security offerings, our Credit Facility, SBA debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility, SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

In February 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility to $380 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of September 30, 2012 and 2011, there was $145.0 million (including a temporary draw of $35.5 million) and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.49% and 1.27%, exclusive of the fee on undrawn commitments of 0.50% and 0.20%, respectively. The Credit Facility is a four-year revolving facility with a stated maturity date of February 2016, and a one-year term-out period following its third year. Borrowings under the Credit Facility bear interest at 275 basis points over LIBOR. As of September 30, 2012 and 2011, we had $235.0 million and $74.1 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC LP.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of September 30, 2012, we were in compliance with the terms of our Credit Facility.

We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate or strategic purposes.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of September 30, 2012, we excluded the principal amounts of our SBA debentures, from our asset coverage ratio pursuant to an SEC exemptive relief resulting in an asset coverage ratio of 564%. As a result of this exemptive relief, our asset coverage ratio of total assets on a consolidated basis, including the principal amount of our SBA debentures, to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

For the fiscal year ended September 30, 2012 we sold 19.4 million shares of common stock, resulting in net proceeds of $198.9 million. On September 28, 2012, we raised net proceeds of $93.6 million from selling 9.0 million shares. This compares to selling 9.2 million shares of our common stock resulting in net proceeds of $108.3 million for the fiscal year ended September 30, 2011. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

SBIC LP has borrowed funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including but not limited to an examination by the SBA. As of September 30, 2012, we committed and funded SBIC LP with $75.0 million of equity capital, and had SBA debentures outstanding of $150.0 million. SBA debentures are non-recourse to us, have a 10-year maturity and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling date, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing permitted by the SBA with its $75.0 million in regulatory capital.

As of September 30, 2012 and 2011, our $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance at a 2.43% discount to face. Both fees will be amortized over the lives of the loans. Our fixed rate SBA debentures as of September 30, 2012 and 2011 are as follows:

Issuance Dates	Maturity	All-in Coupon Rate(1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000

March 29, 2011	March 1, 2021	4.46	44,500,000

September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate / Total		3.70%	$150,000,000

(1)	Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2012, SBIC LP was in compliance with all SBA regulatory requirements.

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

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facility and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings under our Credit Facility and SBA debentures in order to comply with certain covenants, including the asset coverage ratio.

Our operating activities used cash of $115.3 million for the fiscal year ended September 30, 2012, and our financing activities provided cash proceeds of $51.3 million for the same period. Our operating activities used cash primarily for investing that was provided primarily from proceeds from our follow-on public offerings of common stock.

Our operating activities used cash of $137.8 million for the fiscal year ended September 30, 2011, and our financing activities provided cash proceeds of $207.6 million for the same period. Our operating activities used cash primarily for investing that was provided primarily from proceeds from our follow-on public offering of common stock and draws under our Credit Facility and SBA debentures.

Our operating activities used cash of $127.1 million for the fiscal year ended September 30, 2010, and our financing activities provided cash proceeds of $95.6 million for the same period, primarily from proceeds from a follow-on public offerings of common stock. Our operating activities used cash primarily for investing, that was provided from proceeds from secondary public offerings and draws under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2012 including, borrowings under our multi-currency Credit Facility and other contractual obligations, are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$145.0	$—	$—	$145.0	$—
SBA debentures	150.0	—	—	—	150.0

Total debt outstanding(1)	295.0	—	—	145.0	150.0
Unfunded investments(2)	26.9	0.1	26.3	—	0.5

Total contractual obligations	$321.9	$0.1	$26.3	$145.0	$150.5

(1)	The weighted average interest rate on the total debt outstanding as of September 30, 2012 was 3.60% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(2)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

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

Under our Administration Agreement, which was renewed in February 2012, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC LP under its administration agreement, which is intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Advisers or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Dividends and Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the fiscal years ended September 30, 2012, 2011, and 2010, we elected to retain a portion of our calendar year income and incurred an excise tax of approximately $0.3 million, $0.2 million and $0.1 million, respectively.

During the fiscal year ended September 30, 2012, 2011 and 2010, we declared dividends of $1.12, $1.07 and $1.03 per share, respectively, for total dividends of $60.1 million, $46.3 million and $32.3 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage ratio for borrowings applicable to us as a BDC under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC status. We cannot assure stockholders that they will receive any dividends and distributions at a particular level.

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

Recent Developments

On October 25, 2012, we sold an additional 700,000 shares of common stock at a public offering price of $10.82 per share generating gross proceeds of $7.6 million and net proceeds of $7.3 million after underwriting discounts and offering expenses payable by us, from the underwriters’ partial exercise of the option to purchase additional shares we granted to them in connection with the offering that closed on September 28, 2012.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, our debt portfolio consisted of 69% fixed- rate and 31% variable-rate investments (including 26% with a LIBOR, or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter we benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities were to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

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

Management’s Report on Internal Control over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2012. This report appears on page 57.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedules of investments as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2012 by correspondence with the custodians and portfolio companies or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2012 and 2011, and the results of operations and cash flows for the years ended September 30, 2012, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

November 14, 2012

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited PennantPark Investment Corporation and its Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 55 of the Annual Report on Form 10-K, and Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedules of investments as of September 30, 2012 and 2011, and the related statements of operations, changes in net assets, and cash flows for the years ended September 30, 2012, 2011 and 2010, and our report dated November 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York

November 14, 2012

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2012	2011
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$871,867,953 and $816,078,311, respectively)	$871,892,745	$773,375,381
Non-controlled, affiliated investments, at fair value (cost—$72,576,858 and $36,744,425, respectively)	80,955,257	40,673,133
Controlled, affiliated investments, at fair value (cost—$64,167,051 and $13,500,100, respectively)	37,631,708	13,500,001

Total of investments, at fair value (cost – $1,008,611,862 and $866,322,836, respectively)	990,479,710	827,548,515
Cash equivalents (See Note 9)	7,559,453	71,604,519
Interest receivable	14,928,862	10,878,236
Receivable for investments sold	878,204	13,118,967
Prepaid expenses and other assets	5,121,302	5,587,977

Total assets	1,018,967,531	928,738,214

Liabilities
Distributions payable	15,824,061	12,336,241
Payable for investments purchased	—	18,572,499
Unfunded investments	26,935,270	37,132,151
Credit Facility payable (cost—$145,000,000 and $240,900,000, respectively) (See Notes 5 and 11)	144,452,500	238,792,125
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 11)	150,000,000	150,000,000
Interest payable on Credit Facility and SBA debentures	854,725	687,362
Management fee payable (See Note 3)	4,791,913	4,008,054
Performance-based incentive fee payable (See Note 3)	4,206,989	3,773,829
Accrued other expenses	2,185,026	778,757

Total liabilities	349,250,484	466,081,018

Net Assets
Common stock, 65,514,503 and 45,689,781 shares are issued and outstanding, respectively.
Par value is $0.001 per share and 100,000,000 shares are authorized.	65,514	45,690
Paid-in capital in excess of par value	744,704,825	540,603,020
Undistributed net investment income (See Note 8)	2,804,397	8,326,854
Accumulated net realized loss on investments (See Note 8)	(60,273,037)	(49,651,922)
Net unrealized depreciation on investments	(18,132,152)	(38,774,321)
Net unrealized depreciation on Credit Facility	547,500	2,107,875

Total net assets	$669,717,047	$462,657,196

Total liabilities and net assets	$1,018,967,531	$928,738,214

Net asset value per share	$10.22	$10.13

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2012	2011	2010
Investment income:
From non-controlled, non-affiliated investments:
Interest	$99,663,198	$83,632,455	$57,467,862
Other	8,486,387	4,726,387	1,069,514
From non-controlled, affiliated investments:
Interest	3,542,583	2,217,320	1,392,381
From controlled, affiliated investments:
Interest	1,700,222	1,162,333	210,000

Total investment income	113,392,390	91,738,495	60,139,757

Expenses:
Base management fee (See Note 3)	17,507,262	14,899,983	11,618,773
Performance-based incentive fee (See Note 3)	14,223,777	13,161,597	8,018,309
Interest and expenses on the Credit Facility and SBA debentures (See Note 11)	11,680,634	5,322,231	3,672,444
Administrative services expenses (See Note 3)	3,745,741	2,596,756	2,328,210
Other general and administrative expenses	3,496,326	2,884,029	2,329,110

Expenses before debt issuance costs and excise taxes	50,653,740	38,864,596	27,966,846
Debt issuance costs	5,361,319	—	—
Excise tax	307,990	228,824	98,294

Total Expenses	56,323,049	39,093,420	28,065,140

Net investment income	57,069,341	52,645,075	32,074,617

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	(12,798,035)	16,259,622	(15,417,097)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	42,727,722	(45,350,345)	36,275,341
Non-controlled and controlled, affiliated investments	(22,085,553)	(1,439,878)	(731,625)
Credit Facility appreciation (See Note 5 and 11)	(1,560,375)	(11,851,000)	(35,665,745)

Net change in unrealized appreciation (depreciation)	19,081,794	(58,641,223)	(122,029)

Net realized and unrealized gain (loss) from investments and Credit Facility	6,283,759	(42,381,601)	(15,539,126)

Net increase in net assets resulting from operations	$63,353,100	$10,263,474	$16,535,491

Net increase in net assets resulting from operations per common share basic and diluted (See Note 7)	$1.20	$0.24	$0.56

Net investment income per common share	$1.08	$1.25	$1.09

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years ended September 30,
	2012	2011	2010
Net increase in net assets from operations:
Net investment income	$57,069,341	$52,645,075	$32,074,617
Net realized (loss) gain on investments	(12,798,035)	16,259,622	(15,417,097)
Net change in unrealized appreciation (depreciation) on investments	20,642,169	(46,790,223)	35,543,716
Net change in unrealized appreciation on Credit Facility	(1,560,375)	(11,851,000)	(35,665,745)

Net increase in net assets resulting from operations	63,353,100	10,263,474	16,535,491

Distributions to stockholders:
Distributions	(60,137,978)	(46,347,691)	(32,264,036)

Capital transactions:
Public offerings	206,572,500	114,080,000	107,710,000
Offerings costs	(7,717,300)	(5,743,800)	(5,986,500)
Reinvestment of dividends	4,989,529	3,829,990	—

Net increase in net assets	207,059,851	76,081,973	85,994,955

Net Assets:
Beginning of year	462,657,196	386,575,223	300,580,268

End of year	$669,717,047	$462,657,196	$386,575,223

Undistributed net investment income, at year end	$2,804,397	$8,326,854	$1,800,646

Capital Share Activity:
Shares issued from public offerings	19,350,000	9,200,000	10,790,000

Shares issued from reinvestment of dividends	474,722	331,011	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$63,353,100	$10,263,474	$16,535,491
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(20,642,169)	46,790,223	(35,543,716)
Net change in unrealized appreciation on Credit Facility	1,560,375	11,851,000	35,665,745
Net realized loss (gain) on investments	12,798,035	(16,259,622)	15,417,097
Net accretion of discount and amortization of premium	(10,357,608)	(6,745,834)	(4,203,920)
Purchase of investments	(328,275,329)	(479,733,669)	(309,455,078)
Payment-in-kind interest	(9,065,502)	(10,883,750)	(6,416,075)
Proceeds from disposition of investments	201,656,926	304,008,543	145,237,359
(Increase) Decrease in interest receivable	(4,050,626)	1,935,860	(7,275,040)
Decrease (Increase) in receivables for investments sold	12,240,763	17,135,807	(27,528,767)
(Decrease) Increase in payables for investments purchased	(18,572,499)	(34,212,501)	33,295,475
(Decrease) Increase in unfunded investments	(19,242,446)	14,928,717	15,872,049
Increase in interest payable on Credit Facility and SBA debentures	167,363	472,227	142,347
Decrease (Increase) in prepaid expenses and other assets	466,675	749,017	(90,927)
Increase in management fees payable	783,859	721,238	1,066,706
Increase in performance-based incentive fees payable	433,160	1,534,818	730,847
Increase (Decrease) in accrued other expenses	1,406,285	(368,064)	(500,423)

Net cash used for operating activities	(115,339,638)	(137,812,516)	(127,050,830)
Cash flows from financing activities:
Public offerings	206,572,500	114,080,000	107,710,000
Offerings costs	(7,717,300)	(5,743,800)	(5,986,500)
Distributions paid	(51,660,628)	(39,582,741)	(27,919,260)
Borrowings under SBA debentures (See Note 11)	—	135,500,000	14,500,000
Capitalized borrowing costs	—	(4,450,875)	(686,625)
Borrowings under Credit Facility (See Note 11)	927,900,000	701,900,000	256,000,000
Repayments under Credit Facility (See Note 11)	(1,023,800,000)	(694,100,000)	(248,000,000)

Net cash provided by financing activities	51,294,572	207,602,584	95,617,615

Net (decrease) increase in cash equivalents	(64,045,066)	69,790,068	(31,433,215)
Cash equivalents, beginning of year	71,604,519	1,814,451	33,247,666

Cash equivalents, end of year	$7,559,453	$71,604,519	1,814,451

Supplemental disclosure of cash flow information and non-cash activity (See Note 5):
Interest paid	$10,643,840	$4,149,149	$3,161,048

Excise taxes paid	258,550	123,824	98,294

Dividend reinvested	4,989,529	3,829,990	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—130.3% (1),(2)
First Lien Secured Debt—41.7%

Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	14,906,250	$14,332,682	$14,906,250
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	17,811,828	17,441,366	17,811,828

Brand Energy and Infrastructure Services, Inc.	02/07/2014	Energy/Utilities	3.68%		L+325		2,000,000	1,757,029	1,973,334
CEVA Group PLC (5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,355,237	7,687,500
CEVA Group PLC (5),(10)	04/01/2018	Cargo Transport	11.50%		—		1,000,000	990,089	880,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,100,000
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,795,443	12,720,000
Hanley-Wood, L.L.C.	01/13/2017	Other Media	8.00%		L+650	(8)	1,752,896	1,752,896	1,752,896
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,288,165	12,218,750
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,115,645	23,829,738	23,802,142
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,525,000	18,165,492	18,571,313
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.28%		L+225		9,598,649	9,598,649	6,371,103
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+775	(8)	18,952,500	18,216,865	19,236,788
Kadmon Pharmaceuticals, LLC	10/31/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	4,931,494	4,992,740	5,110,409
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,640,832	25,857,237
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% %)	L+400	(8)	37,775,294	33,971,917	30,503,550
Pre-Paid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%		L+600	(8)	1,552,846	1,533,687	1,556,728
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(8)	35,000,000	34,118,800	35,350,000
Questex Media Group LLC (9)	12/16/2012	Other Media	1.36%		—		133,603	133,603	133,603
Tekelec Global Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	(8)	850,000	838,369	850,000
Tekelec Global Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	(8)	10,625,000	10,338,450	10,848,126
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	14,934,000	14,934,000	14,859,330
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,401,515	4,860,000

Total First Lien Secured Debt								277,427,564	278,960,887

Second Lien Secured Debt—25.3%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,098,500
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.33%		L+600		13,600,000	13,378,432	12,729,600
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.36%		L+700		12,000,000	11,866,485	11,232,000
DirectBuy Holdings, Inc.(5), (6)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,964,822	10,880,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50%		—		45,000,000	44,543,688	45,000,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,184,219	3,184,222	2,292,640
Paradigm Management Services, LLC	07/31/2017	Healthcare, Education and Childcare	12.50%		L+1,100	(8)	20,512,821	20,059,979	20,512,821
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,752,666	2,752,666	2,584,753
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+850	(8)	2,230,508	2,230,508	2,002,996
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,062,500
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,752,822	18,560,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.22%		L+600		7,811,488	7,511,344	7,411,149

Total Second Lien Secured Debt								188,644,968	169,366,959

Subordinated Debt/Corporate Notes—52.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—		19,000,000	18,563,943	19,000,000
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—		35,552,000	34,172,451	24,175,360
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,754,461	8,930,000
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—		23,277,586	22,812,086	22,812,034
Diversitech Corporation	01/29/2017	Manufacturing/ Basic Industry	13.50	%(7)	—		11,000,000	10,836,901	11,275,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,254,035	$24,751,548	$25,254,035
Galls, LLC; Quartermaster Inc.	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—	21,797,263	21,399,764	21,906,249
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,171,374	16,748,220	17,377,430
Last Mile Funding Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—	45,597,139	44,677,474	45,095,570
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—	5,277,718	4,696,436	4,815,918
LTI Flexible Products, Inc.	01/19/2019	Chemical, Plastic and Rubber	12.50%		—	30,000,000	30,000,000	30,000,000
LTI Flexible Products, Inc.(9)	01/11/2014	Chemical, Plastic and Rubber	—		—	5,000,000	4,825,000	5,000,000
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50 (PIK 2.00	% %)	—	15,000,000	14,632,413	15,210,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	15.02 (PIK 3.02	% %)	—	17,123,218	16,783,033	17,123,218
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50 (PIK 2.00	% %)	—	26,696,517	26,263,685	26,696,517
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—	10,000,000	9,247,298	9,400,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	%(7)	—	12,020,950	11,708,199	12,020,950
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food, and Tobacco	14.25 (PIK 2.25	% %)	—	14,778,578	14,527,411	14,778,578
TrustHouse Services Group, Inc. (9)	06/02/2014	Beverage, Food, and Tobacco	—		—	4,000,000	3,920,000	4,000,000
Veritext Corp.	12/31/2015	Business Services	13.00%		—	16,200,000	15,916,579	16,200,000

Total Subordinated Debt/Corporate Notes							355,236,902	351,070,859

Preferred Equity/Partnership Interests—1.7% (6)

AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	624,081
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holding Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	1,031,820
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	881,885
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	—
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	2,375,000	2,375,000
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%		—	3,591	24,177	27,916
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%		—	20,000	1,980,000	823,710
TrustHouse Services Holdings, LLC		Beverage, Food, and Tobacco	12.00%		—	1,099	984,344	1,111,742
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—	1,312	1,312,006	1,666,679
Verde Parent Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	1,949,629

Total Preferred Equity/Partnership Interests							12,101,421	11,178,282

Common Equity/Warrants/Partnership Interests—9.2%(6)

Acentia, LLC, Class A Units (12)	—	Electronics	—		—	1,998	2,000,000	1,737,396
AH Holdings, Inc. (Warrants) (American Surgical Holdings, Inc.)	03/23/2021	Healthcare, Education and Childcare	—		—	753	—	2,063,780
Alegeus Technologies Holding Corp., Class A (Alegeus Technologies, LLC)	—	Financial Services	—		—	1	950	1,033
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (11) (Galls, LLC; Quartermaster Inc.)	—	Distribution	—		—	1,505,000	1,505,000	1,680,720
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	23,416	234,693	270,457
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	11,708	117,346	—
Convergint Technologies Holdings, LLC (Convergint Technologies) LLC	—	Electronics	—		—	2,375	—	—
CT Technologies Holdings, LLC	—	Business Services	—		—	5,556	1,904,033	6,665,183
DirectBuy Investors, L.P.	—	Consumer Products	—		—	30,000	1,350,000	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—		—	348,912	2,443,050	2,642,438

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—		1,079,920	$1,236,832	$12,013,688
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—		1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—		—		1,267	779,920	—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—		—		1,221,932	3,239,999	5,425,378
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—		—		122,193	105,697	31,778
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—		—		1,700	1,700,000	1,641,575
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—		3,000	3,000,000	4,377,360
Paradigm Acquisition Corp. (Paradigm Management Services, LLC)	—	Healthcare, Education and Childcare	—		—		20,000	2,000,000	2,124,491
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—		—		20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—		—		4,325	1,306,166	1,404,661
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—		—		531	—	172,457
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—		—		300,000	3,000,000	3,000,000
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—		—		2,276,847	2,274,883	6,182,426
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—		—		3,500	29,400	1,197,412
Transportation 100 Holdco, L.L.C. (13) (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—		—		137,923	2,111,588	—
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	9,567	713,718
Verde Parent Holdings, Inc.	—	Personal Transportation	—		—		9,166	9,167	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—		—		35,526	4,050,000	6,941,000

Total Common Equity/Warrants/ Partnership Interests								38,457,098	61,315,758

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								871,867,953	871,892,745

Investments in Non-Controlled, Affiliated Portfolio Companies—12.0% (1),(2)
Second Lien Secured Debt—1.1%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,672,000

Subordinated Debt/Corporate Notes—7.1%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	%(7)	—		7,567,234	7,435,314	7,453,725
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		24,000,000	23,495,700	24,000,000
Service Champ, Inc. (9)	10/02/2013	Auto Sector	—		—		16,000,000	15,640,000	16,000,000

Total Subordinated Debt/Corporate Notes								46,571,014	47,453,725

Common Equity/Partnership Interest—3.8% (6)
EnviroSolutions, Inc.	—	Environmental Services	—		—		125,106	10,055,844	18,425,519
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	2,902,355
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	4,200,000	4,501,658

Total Common Equity/Partnership Interest								18,005,844	25,829,532

Total Investments in Non-Controlled, Affiliated Portfolio Companies								72,576,858	80,955,257

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—5.6% (1),(2)
First Lien Secured Debt—1.9%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	10,800,000	$10,800,000	$10,800,000

UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—	743,187	668,632	743,187
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—	1,173,479	1,068,059	1,173,479

Total First Lien Secured Debt							12,536,691	12,716,666

Second Lien Secured Debt—2.1%
UP Support Services, Inc.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% )%	—	14,300,282	11,809,647	14,300,282

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	2,700,000	2,700,000	2,158,053

Preferred Equity—1.3%(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	216,947
Universal Pegasus International Holdings, Inc.	—	Oil and Gas	8.00%		—	411,988	35,120,613	8,239,760

Total Preferred Equity							37,120,613	8,456,707

Common Equity—0.0% (6)

SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies							64,167,051	37,631,708

Total Investments—147.9%							1,008,611,862	990,479,710

Cash Equivalents—1.1%							7,559,453	7,559,453

Total Investments and Cash Equivalents—149.0%							$1,016,171,315	$998,039,163

Liabilities in Excess of Other Assets—(49.0%)								(328,322,116)
Net Assets—100.0%								$669,717,047

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR (“L”) or Prime (“P”) rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or in-kind, or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—167.2%(1),(2)
First Lien Secured Debt—60.6%
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	20,300,000	$19,748,930	$20,300,000

CEVA Group PLC (5), (10)	10/01/2016	Logistics	11.63%		—		7,500,000	7,328,729	7,331,250
CEVA Group PLC (5), (10)	04/01/2018	Logistics	11.50%		—		1,000,000	988,872	920,000
Chester Downs and Marina, LLC	07/29/2016	Hotels, Motels, Inns and Gaming	12.38%		L+988	(8)	11,358,254	11,024,166	11,310,924
Columbus International, Inc.(5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	9,800,000
Covad Communications Group, Inc. (5)	11/03/2015	Telecommunications	12.00%		L+1,000	(8)	6,475,000	6,362,696	6,345,500
Good Sam Enterprises, LLC (5) (f/k/a Affinity Group Holdings Inc.)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,759,625	11,220,000
Hanley-Wood, L.L.C.	03/10/2014	Other Media	2.56%		L+225		8,662,500	8,662,500	4,222,969
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,625,000	24,227,464	25,683,875
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	19,000,000	18,572,500	18,572,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.51%		L+225		9,671,622	9,671,622	6,866,851
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,952,500	18,002,959	18,004,875
Kadmon Pharmaceuticals, LLC (f/k/a Three Rivers Pharmaceutical, L.L.C.)	10/22/2011	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	29,066,987	27,940,332	30,811,006
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,555,967	25,401,316
Penton Media, Inc.	08/01/2014	Other Media	5.00	% (6)	L+400	(8)	37,779,699	32,241,162	26,130,971
Prepaid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50	% (6)	L+600	(8)	2,000,000	1,970,966	1,900,000
Prepaid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00	% (6)	L+950	(8)	35,000,000	33,978,263	33,250,000
Questex Media Group LLC	12/16/2012	Other Media	10.50%		L+550	(8)	26,721	26,721	26,721
Questex Media Group LLC (9)	12/16/2012	Other Media	—		—		240,485	240,485	240,485
VPSI, Inc.	12/23/2015	Personal Transportation	12.00%		L+1,000	(8)	17,302,083	17,047,133	17,215,572
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,391,231	4,590,000

Total First Lien Secured Debt								289,742,323	280,144,815

Second Lien Secured Debt—32.9%
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.30%		L+600		13,600,000	13,300,431	11,832,000
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.33%		L+700		12,000,000	11,821,275	10,680,000
DirectBuy Holdings, Inc.(5)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,944,865	10,710,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50	% (6)	—		31,000,000	31,000,000	31,000,000
Eureka Hunter Pipeline, LLC (9)	08/15/2012	Energy/Utilities	—		—		19,000,000	18,525,000	18,525,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00	% (6)	L+700	(8)	2,860,871	2,860,871	2,860,871
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,971,450	2,971,450	2,692,134
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50	% (6)	L+750	(8)	1,990,370	1,990,370	1,737,593
RAM Energy Resources, Inc.	09/13/2016	Oil and Gas	11.00%		L+900	(8)	17,000,000	16,672,749	16,830,000
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	9,760,000
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,726,668	16,160,000
Sheridan Holdings, Inc.	06/15/2015	Healthcare, Education and Childcare	6.07	% (6)	L+575		13,500,000	11,856,253	12,521,250
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.24	% (6)	L+600		7,811,488	7,422,480	6,756,937

Total Second Lien Secured Debt								176,092,412	152,065,785

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—65.0%
Affinion Group Holdings, Inc. (5)	11/15/2015	Consumer Products	11.63%		—	26,345,000	$26,391,240	$20,285,650
Aquilex Holdings, LLC (5)	12/15/2016	Diversified / Conglomerate Services	11.13%		—	18,885,000	18,440,262	8,309,400
Consolidated Foundries, Inc.	04/17/2015	Aerospace and Defense	14.25	% (6)	—	8,109,468	7,997,216	8,109,468
Diversitech Corporation	01/29/2017	Manufacturing /Basic Industry	13.50	% (6)	—	11,000,000	10,783,491	10,780,000
Escort, Inc.	06/01/2016	Electronics	14.75	% (6)	—	24,560,142	23,964,150	24,314,541
Last Mile Funding, Corp.	06/30/2016	Cargo Transport	14.50	% (6)	—	44,456,391	43,380,579	43,344,981
Learning Care Group (US) Inc.	06/30/2016	Education	15.00	% (6)	—	4,566,982	3,891,689	4,133,119
LTI Flexible Products, Inc.	01/26/2017	Chemical, Plastic and Rubber	13.88	% (6)	—	33,937,985	33,119,280	33,768,295
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50	% (6)	—	15,000,000	14,579,991	14,640,000
MedQuist, Inc.	10/14/2016	Business Services	13.00	% (6)	—	19,000,000	18,492,685	19,950,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	14.02	% (6)	—	16,785,000	16,400,403	16,600,365
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50	% (6)	—	26,169,195	25,667,843	25,645,811
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—	10,000,000	9,159,259	7,800,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (6)	—	12,020,950	11,683,548	11,984,887
UP Support Services Inc.	02/08/2015	Oil and Gas	19.00	% (6)	—	26,276,070	26,063,224	24,173,984
Veritext Corp.	12/31/2015	Business Services	14.00	% (6)	—	15,000,000	14,686,238	15,000,000
Veritext Corp. (9)	12/31/2012	Business Services	—		—	12,000,000	11,700,000	12,000,000

Total Subordinated Debt/Corporate Notes							316,401,098	300,840,501

Preferred Equity/Partnership Interests —1.7% (7)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	491,004

AHC Mezzanine, LLC (Advanstar Inc.)	—	Other Media	—		—	7505	318,896	—
CFHC Holdings, Inc., Class A (Consolidated Foundries, Inc.)	—	Aerospace and Defense	12.00%		—	909	909,248	1,328,977
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%		—	20,000	1,980,000	2,026,969
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—	1,312	1,312,006	1,581,165
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%		—	101,175	2,738,050	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	1,911,003

Total Preferred Equity/Partnership Interests							10,268,187	8,024,938

Common Equity/Warrants/Partnership Interests—7.0%(7)
AH Holdings, Inc. (American Surgical Holdings, Inc.) (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	—	—
CEA Autumn Management, L.L.C.	—	Broadcasting and Entertainment	—		—	1,333	3,000,000	280,176
CFHC Holdings, Inc. (Consolidated Foundries, Inc.)	—	Aerospace and Defense	—		—	1,856	18,556	1,443,556
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—		—	5,556	2,277,209	8,431,871
DirectBuy Investors, L.P.	—	Consumer Products	—		—	30,000	1,350,000	469,500
Kadmon Corporation, LLC, Class A (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—	1,079,920	1,236,832	295,205
Kadmon Corporation, LLC, Class D (f/k/a Kadmon Holdings, LLC) (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—		—	1,267	779,920	112,064
Magnum Hunter Resources Corporation	—	Oil and Gas	—		—	1,221,932	3,239,999	4,044,595
Magnum Hunter Resources Corporation (Warrants)	10/14/2013	Oil and Gas	—		—	122,193	105,697	61,091
MidOcean PPL Holdings, Inc. (Pre-Paid LegalServices, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	3,320,146

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2011

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—		—		20,000	$20,000	$101,931
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—		—		4,325	1,306,167	1,352,585
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—		—		531	—	166,063
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—		—		3,500	29,400	577,061
Transportation 100 Holdco, L.L.C. (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—		—		137,923	2,111,588	1,521,406
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	9,843	1,591,505
Universal Pegasus International, Inc. (UP Support Services, Inc.)	—	Oil and Gas	—		—		110,742	1,107	—
Verde Parent Holdings, Inc. (VPSI, Inc.)	—	Personal Transportation	—		—		9,166	9,166	—
Vtext Holdings, Inc. (Veritext Corp.)	—	Business Services	—		—		35,526	4,050,000	7,501,780

Total Common Equity/Warrants/Partnership Interests								23,574,291	32,299,342

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								816,078,311	773,375,381

Investments in Non-Controlled, Affiliated Portfolio Companies—8.8% (1),(2)
First Lien Secured Debt – 1.4%
EnviroSolutions, Inc. (9)	07/29/2013	Environmental Services	—		—		6,666,666	$6,666,666	$6,666,666

Second Lien Secured Debt—2.9%
EnviroSolutions, Inc.	07/29/2014	Environmental Services	8.00%		L+600	(8)	5,870,416	5,870,416	5,870,416
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,336,000

Total Second Lien Secured Debt								13,870,416	13,206,416

Subordinated Debt/Corporate Notes—1.4%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement,	15.00	%(6)	—		6,775,991	6,617,860	6,403,311

		Motion Pictures and Entertainment
Common Equity/Partnership Interest—3.1% (7)
EnviroSolutions, Inc.	—	Environmental Services	—		—		37,382	2,710,036	5,641,925
EnviroSolutions, Inc. (Warrants)	—	Environmental Services	—		—		50,102	3,129,447	7,561,205
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement,	—		—		375,000	3,750,000	1,193,610
		Motion Pictures and Entertainment

Total Common Equity/Partnership Interest								9,589,483	14,396,740

Total Investments in Non-Controlled, Affiliated Portfolio Companies								36,744,425	40,673,133

Investments in Controlled, Affiliated Portfolio Companies—2.9% (1),(2)
First Lien Secured Debt—2.1%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		9,200,000	9,200,000	9,676,650

Subordinated Debt/Corporate Notes—0.5%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (6)	—		2,300,000	2,300,000	2,085,357

Preferred Equity—0.4% (7)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,737.994

Common Equity—0.0% (7)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								13,500,100	13,500,001

Total Investments—178.9%								866,322,836	827,548,515

Cash Equivalents—15.5%								71,604,519	71,604,519

Total Investments and Cash Equivalents—194.3%								$937,927,355	$899,153,034

Liabilities in Excess of Other Assets—(94.3%)									(436,495,838)

Net Assets—100.0%									$462,657,196

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2011

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or Prime.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Coupon is payable in cash and/or PIK.
(7)	Non-income producing securities.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement. This security does not have a basis point spread above an index.
(10)	Non-U.S. Company or principal place of business outside the United States.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its consolidated subsidiaries. “SBIC LP” refers to our wholly owned, consolidated small business investment company, or SBIC, PennantPark SBIC LP.

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation on January 11, 2007. PennantPark Investment is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and, to a lesser extent equity investments.

On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” We completed our initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since our initial public offering, we have sold 43.6 million shares of common stock through follow-on public offerings, resulting in net proceeds of $441.4 million. During the fiscal year September 30, 2012, we sold 19.4 million shares in follow-on public offerings, resulting in net proceeds of $198.9 million, after estimated offering costs. On September 28, 2012, we completed an offering of 9.0 million shares of common stock at a public offering price of $10.82 per share for gross proceeds of $97.4 million and net proceeds of $93.6 million after underwriting discounts and offering expenses. See Note 14.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs are capitalized and we then accrete or amortize such amounts using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and pay an excise tax of $0.3 million, $0.2 million and $0.1 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service and the state department of revenue.

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

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of SBIC LP, SBIC GP and our Taxable Subsidiaries in our Consolidated Financial Statements.

3. AGREEMENTS

PennantPark Investment’s Investment Management Agreement, with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. SBIC LP’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our gross assets (net of temporary draws under our Credit Facility and other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, or “average adjusted gross assets,” if any) and is payable quarterly in arrears. The base management fee is calculated based on the average value of our average adjusted gross total assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the fiscal years ended September 30, 2012, 2011 and 2010, the Investment Adviser earned base management fees of $17.5 million, $14.9 million and $11.6 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the applicable quarter. For the fiscal years ended September 30, 2012, 2011 and 2010, the Investment Adviser received an incentive fee of $14.2 million, $13.2 million and $8.0 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The performance based incentive fee on capital gains due to our Investment Adviser as calculated under the Investment Management Agreement (as described above) for the fiscal years ended September 30, 2012, 2011 and 2010, resulted in no accrual.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2012, 2011 and 2010, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and resulted in no accrual under GAAP.

PennantPark Investment’s Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2012. Under the Administration Agreement, PennantPark Investment Administration provides administrative services for PennantPark Investment. The Administrator provides similar services to SBIC LP under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the fiscal years ended September 30, 2012, 2011 and 2010, the Investment Adviser and Administrator, collectively, were reimbursed $3.6 million, $2.6 million and $2.1 million, respectively, from us, including expenses it incurred on behalf of the Administrator, for services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his respective staffs. For the fiscal years ended September 30, 2012, 2011 and 2010, PennantPark Investment was reimbursed $0.7 million, $0.5 million and $0.1 million, respectively, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the fiscal years ended September 30, 2012, 2011 and 2010 totaled $337.3 million, $490.6 million and $315.8 million, respectively. Sales and repayments of long-term investments for the fiscal years ended September 30, 2012, 2011 and 2010 totaled $201.7 million, $304.0 million and $145.2 million, respectively.

Investments and cash equivalents consisted of the following:

	September 30, 2012		September 30, 2011
	Cost	Fair Value	Cost	Fair Value
First lien	$289,964,255	$291,677,553	$305,608,989	$296,488,131
Second lien	208,454,615	191,339,241	189,962,828	165,272,201
Subordinated debt / corporate notes	404,507,916	400,682,637	325,318,958	309,329,169
Preferred equity	49,222,034	19,634,989	12,268,187	9,762,932
Common equity	56,463,042	87,145,290	33,163,874	46,696,082

Total investments	1,008,611,862	990,479,710	866,322,836	827,548,515
Cash equivalents	7,559,453	7,559,453	71,604,519	71,604,519

Total investments and cash equivalents	$1,016,171,315	$998,039,163	$937,927,355	$899,153,034

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of September 30,:

Industry Classification	2012	2011
Healthcare, Education and Childcare	8%	10%
Electronics	7	3
Energy/Utilities	7	9
Auto Sector	6	—
Business Services	6	11
Cargo Transport	6	6
Chemicals, Plastics and Rubber	5	6
Consumer Products	5	5
Distribution	4	—
Personal, Food and Miscellaneous Services	4	5
Printing and Publishing	4	5
Other Media	4	4
Communication	3	1
Diversified Natural Resources, Precious Metals and Minerals	3	—
Education	3	4
Mining, Steel, Iron and Non-Precious Metals	3	3
Oil and Gas	3	5
Aerospace and Defense	2	4
Beverage, Food and Tobacco	2	—
Buildings and Real Estate	2	2
Environmental Services	2	3
Financial Services	2	—
Hotels, Motels, Inns and Gaming	2	4
Insurance	2	—
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Telecommunications	2	—
Manufacturing/Basic Industry	—	1
Personal Transportation	—	2
Other	1	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the fiscal year ended September 30, 2012, our ability to observe valuation inputs has resulted in no reclassification of assets between Levels 1, 2 and 3. During the fiscal year ended December 31, 2011 there was a transfer out of Level 3 to Level 2.

In addition to using the above inputs in cash equivalents, investments and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with Accounting Standards Update No. 2011-04 “Fair Value Measurement: Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” and as outlined in the table below, our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Asset Category	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$258,617,082	Market Comparable	Broker/Dealer bid quotes	1 - 5
First lien, second lien, subordinated debt/corporate notes	589,806,989	Market Comparable	Market Yield	8.4% - 19.0% (14.1%)
Preferred and common equity	101,323,123	Enterprise Market Value	EBITDA multiple	4.3x - 15.5x (8.5x)

Total Level 3 investments	$949,747,194

Long-Term Credit Facility	$144,452,500	Market Comparable	Discount rate	3.5%

Our cash equivalents, investments and our Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$883,669,431	$—	$35,275,360	$848,424,071
Equity investments	106,780,279	5,425,378	31,778	101,323,123

Total investments	990,449,710	5,425,378	35,307,138	949,747,194
Cash equivalents	7,559,453	7,559,453	—	—

Total investments and cash equivalents	$998,009,163	$12,984,831	$35,307,138	$949,747,194

Credit Facility	$144,452,500	$—	$—	$144,452,500

		Fair Value at September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$771,089,501	$—	$38,395,050	$732,694,451
Equity investments	56,459,014	4,044,595	61,091	52,353,328

Total investments	827,548,515	4,044,595	38,456,141	785,047,779
Cash equivalents	71,604,519	71,604,519	—	—

Total investments and cash equivalents	$899,153,034	$75,649,114	$38,456,141	$785,047,779

Credit Facility	$238,792,125	$—	$—	$238,792,125

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year ended September 30, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Realized gains (losses)	(1,893,297)	(865,772)	(2,759,069)
Unrealized appreciation	23,034,558	(11,283,219)	11,751,339
Purchases, PIK, net discount accretion and non-cash exchanges	288,868,017	66,892,499	355,760,516
Sales / repayments	(194,279,658)	(5,773,713)	(200,053,371)
Transfers in or out of Level 3	—	—	—

Ending Balance, September 30, 2012	$848,424,071	$101,323,123	$949,747,194

Net change in unrealized appreciation (depreciation) for the fiscal year reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$25,864,375	$(9,858,219)	$16,006,156

	Year ended September 30, 2011
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2010	$615,236,138	$45,137,828	$660,373,966
Realized gains (losses)	10,194,422	6,065,196	16,259,618
Unrealized appreciation	(48,568,848)	2,904,075	(45,664,773)
Purchases, PIK, net discount accretion and non-cash exchanges	486,512,694	9,969,861	496,482,555
Sales / repayments	(292,284,905)	(11,723,632)	(304,008,537)
Transfers in or out of Level 3	(38,395,050)	—	(38,395,050)

Ending Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779

Net change in unrealized appreciation (depreciation) for the fiscal year reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(24,916,057)	$2,186,601	$(22,729,456)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
Credit Facility	Year Ended September 30, 2012	Year Ended September 30, 2011
Beginning Balance (Cost – $240,900,000 and $227,900,000, respectively)	$238,792,125	$213,941,125
Total unrealized appreciation included in earnings	1,560,375	11,851,000
Borrowings(1)	556,800,000	407,500,000
Repayments(1)	(688,200,000)	(394,500,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (Cost – $109,500,000 and $240,900,000, respectively)	$108,952,500	$238,792,125
Temporary draw outstanding, at cost	35,500,000	—

Ending Balance (Cost – $145,000,000 and 240,900,000, respectively)	$144,452,500	$238,792,125

(1)	Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred and expensed up-front fees of $5.4 million, which represents transaction costs and expenses related to the amended Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the years ended September 30, 2012 and 2011, our Credit Facility had a net change in unrealized appreciation of $1.6 million and $11.9 million, respectively. As of September 30, 2012 and 2011, net unrealized depreciation on our Credit Facility totaled $0.5 million and $2.1 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which the PennantPark Investment has ownership of 5% or more of the portfolio company’s voting securities. A controlled affiliate is a portfolio company in which we own more than 25% of its voting securities. Purchase of /Advances to and Sale of / Distributions from affiliates are included in the Consolidated Statement of Cash Flows purchases and sales. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2011	Purchase of / Advances to Affiliates	Sales of / Distributions from Affiliates	Income Received	Fair Value at September 30, 2012		Capital Loss
Controlled Affiliates

SuttonPark Holdings, Inc.	$13,500,001	$5,500,000	$3,500,000	$2,078,611	$13,175,000		$—

UP Support Services, Inc.	24,173,984	—	—	—	24,456,708	*	—

Non-Controlled Affiliates

Envirosolutions, Inc.	25,740,212	6,815,433	13,657,543	366,936	18,425,519		(11,007)

Performance Holdings, Inc.	14,932,921	—	—	863,771	18,028,080		—

Service Champ, Inc.	—	27,660,000	—	758,333	44,501,658		—

Total Controlled and Non-Controlled Affiliates	$78,347,118	$39,975,433	$17,157,543	$4,067,651	$118,586,965		$(11,007)

*  Became a controlled affiliate on September 30, 2012.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years ended September 30,
Class and Year	2012		2011	2010
Numerator for net increase in net assets resulting from operations	$63,353,100		$10,263,474	$16,535,491
Denominator for basic and diluted weighted average shares	52,969,278	*	42,196,076	29,546,772
Basic and diluted net increase in net assets per share resulting from operations	$1.20		$0.24	$0.56

*  The denominator for diluted weighted average shares was 52,975,015 shares.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

8. TAXES AND DISTRIBUTIONS

Dividends from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ materially from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate in the period that the difference arises. The following differences were reclassified for tax purposes for the years ended September 30, 2012, 2011 and 2010:

	2012	2011	2010
Increase (Decrease) in paid-in capital	$276,902	$(228,824)	$(98,294)
Decrease in accumulated net realized loss	2,176,918	—	—
(Decrease) Increase in undistributed net investment income	$(2,453,820)	$228,824	$98,294

As of September 30, 2012 and 2011, the cost of investments for federal income tax purposes was $1,006.8 million and $865.8 million, respectively, resulting in a gross unrealized appreciation of $59.9 million and $31.3 million, respectively, and gross unrealized depreciation of $76.3 million and $69.6 million, respectively.

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years ended September 30,
	2012	2011	2010
Net increase in net assets resulting from operations	$63,353,100	$10,263,474	$16,535,491
Net realized loss (gain) on investments not taxable	12,798,035	(16,259,622)	15,417,097
Net unrealized (appreciation) depreciation on investments and Credit Facility	(19,081,794)	58,641,223	122,029
Other temporary book-to-tax differences	2,444,817	(3,178,194)	(321,805)
Other non-deductible expenses	307,990	228,824	—

Taxable income before deductions for distributions	$59,822,148	$49,695,705	$31,752,812

The components of accumulated losses on book basis and reconciliation to accumulated losses on a tax basis are as follows:

	As of September 30,
	2012	2011	2010
Undistributed ordinary income	$18,634,553	$17,639,482	$11,451,782
Undistributed long-term net capital gains	—	—	—

Total undistributed taxable income	18,634,553	17,639,482	11,451,782
Capital loss carry forwards(1) (3)	(56,786,282)	(47,030,821)	(54,591,911)
Post-October capital losses(2)	—	—	(8,645,354)
Dividends payable and other temporary differences	(21,086,425)	(12,477,778)	(9,651,137)
Net unrealized appreciation (depreciation) of investments and Credit Facility	(15,815,138)	(36,122,397)	19,300,499

Total accumulated deficit	$(75,053,292)	$(77,991,514)	$(42,136,121)

(1)	As of September 30, 2012, the capital loss carry forward of $56.8 million expires, if not utilized against future capital gains, as follows: $1.5 million in 2017, $43.3 million in 2018 and $12.0 million has no expiration date.
(2)	Under federal tax law, capital losses realized after October 31 may be deferred and treated as having arisen on the first day of the following fiscal year.
(3)	Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred by us after September 30, 2011 will not be subject to expiration. In addition, those losses must be utilized prior to the losses incurred in pre-enactment taxable years.

The tax characteristics of dividends during the fiscal years ended September 30, 2012 and 2011 were solely from ordinary income and totaled $60.1 million, or $1.13 per share, and $46.3 million, or $1.10 per share, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

9. CASH EQUIVALENTS

Cash equivalents represents cash pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of its total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out its positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2012 and 2011 cash equivalents consisted of $7.6 million and $71.6 million, respectively, including amounts in money market funds.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the respective years then ended September 30,:

	2012	2011	2010	2009	2008
Per Share Data:
Net asset value, beginning of year	$10.13	$10.69	$11.85	$10.00	$12.83
Cumulative effect of adoption of fair value option(1)	—	—	—	1.99	—

Adjusted net asset value, beginning of year	10.13	10.69	11.85	11.99	12.83
Net investment income(2)	1.08	1.25	1.09	1.08	0.88
Net realized and unrealized gain (loss)(2)	0.12	(1.01)	(0.53)	0.62	(2.81)

Net increase (decrease) in net assets resulting from operations(2)	1.20	0.24	0.56	1.70	(1.93)
Distributions to stockholders(2),(3)	(1.13)	(1.10)	(1.09)	(0.96)	(0.90)
Offering costs(2)	(0.15)	(0.14)	(0.20)	(0.09)	—
Accretive (Dilutive) effect of common stock issuance(2)	0.17	0.44	(0.43)	(0.79)	—

Net asset value, end of year	$10.22	$10.13	$10.69	$11.85	$10.00
Per share market value, end of year	$10.61	$8.92	$10.61	$8.11	$7.41
Total return(4)	28.71%	(7.37)%	44.79%	30.39%	(38.58)%
Shares outstanding at end of year	65,514,503	45,689,781	36,158,772	25,368,772	21,068,772
Ratio / Supplemental Data:
Ratio of operating expenses to average net assets(5)	7.11%	7.28%	7.16%	7.42%	6.30%
Ratio of Credit Facility related expenses to average net assets(7)	3.08%	1.15%	1.08%	1.93%	2.66%
Ratio of total expenses to average net assets(6),(7)	10.19%	8.43%	8.24%	9.35%	8.96%
Ratio of net investment income to average net assets	10.32%	11.35%	9.45%	9.49%	7.82%
Net assets at end of year(7)	$669,717,047	$462,657,196	$386,575,223	$300,580,268	$210,728,260
Weighted average debt outstanding(7)	$340,868,033	$278,294,433	$246,216,548	$182,490,685	$119,472,732
Weighted average debt per share(7)	$6.44	$6.60	$8.33	$8.65	$5.67
Portfolio turnover ratio	22.81%	40.89%	25.97%	7.47%	20.10%

(1)	On October 1, 2008, PennantPark Investment adopted ASC 825 and made an irrevocable election to apply the fair value option to our long-term Credit Facility. Upon our adoption Net Asset Value increased $41.8 million, or $1.99 per share, due to the fair value adjustment related to our Credit Facility.
(2)	Calculated based on the weighted average shares outstanding for the respective periods.

(3)	Determined based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under GAAP.

(4)	Based on the change in market price per share during the periods and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(5)	Before adoption of ASC 825 for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008, the ratios were 7.11%, 7.38%, 7.95%, 9.32% and 6.47%, respectively.

(6)	Before adoption of ASC 825 for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008, the ratios were 10.20%, 8.55%, 9.15%, (1.75%) and 9.13%, respectively.

(7)	Includes the SBA debentures outstanding.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

11. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility to $380 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of September 30, 2012 and September 30, 2011, there was $145.0 million (including a temporary draw of $35.5 million) and $240.9 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.49% and 1.27%, exclusive of the fee on undrawn commitments of 0.50% and 0.20%, respectively. The Credit Facility is a four-year revolving facility, with a stated maturity date of February 21, 2016, with a one-year term-out period following its third year and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the assets of the Company excluding assets held by our SBIC.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of September 30, 2012, we excluded the principal amounts of our SBA debentures, from our asset coverage ratio pursuant to an SEC exemptive relief, received in June 2011, resulting in an asset coverage ratio of 564%. As a result of this exemptive relief, our asset coverage ratio of total assets on a consolidated basis, including the principal amount of our SBA debentures, to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of September 30, 2012. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of September 30, 2012, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees which are amortized over the life of the loan (4.04% after upfront fees). Our fixed rate SBA debentures as of September 30, 2012 are as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate(1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate/total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

13. SUBSEQUENT EVENTS

On October 25, 2012, we sold an additional 700,000 shares of common stock at a public offering price of $10.82 per share, generating gross proceeds of $7.6 million and net proceeds of $7.3 million after underwriting discounts and offering expenses payable by us, from the underwriters’ partial exercise of the option to purchase additional shares we granted to them in connection with the offering that closed on September 28, 2012.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2012
	Q4	Q3	Q2	Q1
Total investment income	$30,806	$29,385	$26,362	$26,839
Net investment income	$16,742	$15,571	$9,759	$14,997
Net realized and unrealized gain (loss)	$948	$(12,151)	$16,638	$849
Net increase in net assets resulting from operations	$17,690	$3,420	$26,397	$15,846
Net increase in net assets resulting from operations per common share	$0.31	$0.06	$0.50	$0.34
Net asset value per share at the end of the quarter	$10.22	$10.16	$10.38	$10.19
Market value per share at the end of the quarter	$10.61	$10.35	$10.40	$10.09

	2011
	Q4	Q3	Q2	Q1
Total investment income	$26,139	$22,908	$22,712	$19,979
Net investment income	$15,095	$13,220	$13,159	$11,171
Net realized and unrealized (loss) gain	$(46,260)	$(10,901)	$428	$14,351
Net (decrease) increase in net assets resulting from operations	$(31,165)	$2,319	$13,587	$25,522
Net increase in net assets resulting from operations per common share	$(0.68)	$0.05	$0.33	$0.71
Net asset value per share at the end of the quarter	$10.13	$11.08	$11.30	$11.14
Market value per share at the end of the quarter	$8.92	$11.21	$11.92	$12.25

	2010
	Q4	Q3	Q2	Q1
Total investment income	$16,681	$16,335	$13,525	$13,599
Net investment income	$8,957	$8,821	$7,059	$7,238
Net realized and unrealized (loss) gain	$(2,326)	$(4,561)	$(10,090)	$1,438
Net increase (decrease) in net assets resulting from operations	$6,630	$4,260	$(3,031)	$8,676
Net increase in net assets resulting from operations per common share	$0.27	$0.13	$(0.11)	$0.34
Net asset value per share at the end of the quarter	$10.69	$10.94	$11.07	$11.86
Market value per share at the end of the quarter	$10.61	$9.55	$10.37	$8.92

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 55 of this Form 10-K, is incorporated by reference herein.

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

None

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 54.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Custodian Agreement between the Registrant and PFPC Trust Company (Incorporated by reference to Exhibit 99(j)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Form of Administration Agreement between the Registrant and PennantPark Investment Administration LLC (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 21, 2012, among PennantPark Investment Corporation, as the borrower, the Lenders party hereto, SunTrust Bank, as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 2, 2012).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 14, 2012

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2012

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 14, 2012

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 14, 2012

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 14, 2012

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 14, 2012