Form 10-Q
period 2012-12-31
PENNANTPARK INVESTMENT CORP
filed 2013-02-06
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 6, 2013 was 66,401,248.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “SBIC LP” and “SBIC II” or, collectively, “our SBIC Funds,” refers to our wholly owned, consolidated small business investment companies, or SBIC, subsidiaries, PennantPark SBIC LP and PennantPark SBIC II LP ; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries. “SBA” refers to the Small Business Administration. “Credit Facility” refers to our multi-currency, senior secured revolving credit facility. “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Item 1.	Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012 (unaudited)	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$902,897,172 and $871,867,953, respectively)	$931,419,104	$871,892,745
Non-controlled, affiliated investments, at fair value (cost—$105,925,644 and $72,576,858, respectively)	93,671,686	80,955,257
Controlled, affiliated investments, at fair value (cost—$63,680,393 and $64,167,051, respectively)	39,316,805	37,631,708

Total of investments, at fair value (cost—$1,072,503,209 and $1,008,611,862, respectively)	1,064,407,595	990,479,710
Cash equivalents (See Note 8)	31,291,517	7,559,453
Interest receivable	10,815,263	14,928,862
Prepaid expenses and other assets	5,635,205	5,999,506

Total assets	1,112,149,580	1,018,967,531

Liabilities
Distributions payable	18,579,935	15,824,061
Payable for investments purchased	1,357,840	—
Unfunded investments	26,801,667	26,935,270
Credit Facility payable (cost—$211,500,000 and $145,000,000, respectively) (See Notes 5 and 10)	211,500,000	144,452,500
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
Interest payable on Credit Facility and SBA debentures	2,451,109	854,725
Management fee payable (See Note 3)	5,128,611	4,791,913
Performance-based incentive fee payable (See Note 3)	4,545,254	4,206,989
Accrued other expenses	3,282,743	2,185,026

Total liabilities	423,647,159	349,250,484

Net assets
Common stock, 66,356,911 and 65,514,503 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	66,356	65,514
Paid-in capital in excess of par value	753,528,106	744,704,825
Undistributed net investment income	2,405,478	2,804,397
Accumulated net realized loss on investments	(59,401,905)	(60,273,037)
Net unrealized depreciation on investments	(8,095,614)	(18,132,152)
Net unrealized depreciation on Credit Facility	—	547,500

Total net assets	$688,502,421	$669,717,047

Total liabilities and net assets	$1,112,149,580	$1,018,967,531

Net asset value per share	$10.38	$10.22

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2012	2011
Investment income:
From non-controlled, non-affiliated investments:
Interest	$25,768,617	$24,020,424
Other income and dividends	4,366,274	1,870,514
From non-controlled, affiliated investments:
Interest	1,392,503	572,931
Other income	227,800	—
From controlled, affiliated investments:
Interest	1,202,707	374,889

Total investment income	32,957,901	26,838,758

Expenses:
Base management fee (See Note 3)	5,128,611	4,043,281
Performance-based incentive fee (See Note 3)	4,545,254	3,749,128
Interest and expenses on Credit Facility and SBA debentures (See Note 10)	3,094,865	2,375,123
Administrative services expenses (See Note 3)	1,172,322	797,353
Other general and administrative expenses	760,532	842,345

Expenses before excise taxes	14,701,584	11,807,230
Excise tax	75,301	35,000

Total expenses	14,776,885	11,842,230

Net investment income	18,181,016	14,996,528

Realized and unrealized gain (loss) on investments and Credit Facility:
Net realized gain (loss) on non-controlled, non-affiliated investments	871,132	(8,029,555)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	6,062,321	8,064,782
Non-controlled and controlled, affiliated investments (See Note 6)	3,974,217	1,961,644
Credit Facility (appreciation) (See Notes 5 and 10)	(547,500)	(1,147,875)

Net change in unrealized appreciation	9,489,038	8,878,551

Net realized and unrealized gain from investments and Credit Facility	10,360,170	848,996

Net increase in net assets resulting from operations	$28,541,186	$15,845,524

Net increase in net assets resulting from operations per common share basic and diluted (See Note 7)	$0.44	$0.34

Net investment income per common share	$0.28	$0.33

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net increase in net assets from operations:
Net investment income	$18,181,016	$14,996,528
Net realized gain (loss) on investments	871,132	(8,029,555)
Net change in unrealized appreciation on investments	10,036,538	10,026,426
Net change in unrealized appreciation on Credit Facility	(547,500)	(1,147,875)

Net increase in net assets resulting from operations	28,541,186	15,845,524

Distribution to stockholders:
Distribution	(18,579,935)	(12,793,138)
Capital transactions:
Public offering	7,574,000	—
Offering costs	(265,090)	—
Reinvestment of dividends	1,515,213	—

Net increase from capital transactions	8,824,123	—

Net increase in net assets	18,785,374	3,052,386

Net assets:
Beginning of period	669,717,047	462,657,196

End of period	$688,502,421	$465,709,582

Undistributed net investment income, at end of period	$2,405,478	$10,530,244

Capital share activity:
Shares issued from public offering	700,000	—

Shares issued from reinvestment of dividends	142,408	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,541,186	$15,845,524
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in net unrealized (appreciation) on investments	(10,036,538)	(10,026,426)
Net change in unrealized appreciation on Credit Facility	547,500	1,147,875
Net realized (gain) loss on investments	(871,132)	8,029,555
Net accretion of discount and amortization of premium	(1,451,536)	(4,098,587)
Purchases of investments	(168,396,168)	(43,003,570)
Payment-in-kind	(4,138,861)	(3,067,138)
Proceeds from dispositions of investments	110,832,747	69,280,225
Decrease in receivables for investments sold	—	10,660,804
Decrease in interest receivable	4,113,599	3,057,314
Decrease in prepaid expenses and other assets	364,301	933,768
Increase (decrease) in payables for investments purchased	1,357,840	(18,184,827)
Decrease in unfunded investments	—	(785,552)
Increase in interest payable on Credit Facility and SBA debentures	1,596,384	1,179,075
Increase in management fees payable	336,698	35,227
Increase (decrease) in performance-based incentive fees payable	338,265	(24,834)
Increase in accrued other expenses	1,097,717	729,057

Net cash (used for) provided by operating activities	(35,767,998)	31,707,490

Cash flows from financing activities:
Public offerings	7,574,000	—
Offering costs	(265,090)	—
Distributions paid, net of dividends reinvested	(14,308,848)	(12,336,241)
Borrowings under Credit Facility (See Note 10)	376,300,000	295,300,000
Repayments under Credit Facility (See Note 10)	(309,800,000)	(344,200,000)

Net cash provided by (used for) financing activities	59,500,062	(61,236,241)

Net increase (decrease) in cash equivalents	23,732,064	(29,528,751)
Cash equivalents, beginning of period	7,559,453	71,604,519

Cash equivalents, end of period	$31,291,517	$42,075,768

Supplemental disclosure of cash flow information and non-cash activity (See Note 5):
Interest paid	$1,378,858	$966,095

Dividend reinvested	$1,515,213	$—

Conversion and non-cash exchanges	$41,353,789	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—135.3% (1),(2)
First Lien Secured Debt—43.6%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	14,812,500	$14,268,960	$14,886,563
CEVA Group PLC (5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,362,597	7,706,250
CEVA Group PLC (5),(10)	04/01/2018	Cargo Transport	11.50%		—		1,000,000	990,426	835,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,100,000
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,805,148	12,840,000
Hanley-Wood, L.L.C.	01/13/2017	Other Media	8.00%		L+650	(8)	1,748,481	1,748,481	1,748,481
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,297,475	12,391,250
Infusystems Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	13.90%		P+625	(8)	11,600,000	11,600,000	11,628,250
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,115,645	23,864,998	23,633,332
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,406,250	18,051,726	18,443,063
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.56%		L+225		9,580,405	9,580,405	6,430,847
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		P+675	(8)	18,947,387	18,266,234	18,757,913
Kadmon Pharmaceuticals, LLC	04/30/2013	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	4,931,494	5,060,413	5,227,384
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,668,999	26,052,632
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% %)	L+400	(8)	37,774,372	34,457,793	33,209,982
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(8)	40,000,000	39,125,698	40,400,000
Prince Mineral Holding Corp. (5)	12/15/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,083,839	14,748,750
Tekelec Global Inc.	01/29/2018	Telecommunications	13.50%		L+1,200	(8)	10,625,000	10,347,723	10,837,500
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	14,796,000	14,796,000	14,722,020
Z Wireless	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		14,400,000	14,112,442	14,400,000

Total First Lien Secured Debt								296,489,357	299,999,217

Second Lien Secured Debt—27.6%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,162,000
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy / Utilities	11.00%		L+975	(8)	23,750,000	23,282,130	23,275,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50%		—		45,000,000	44,564,415	45,450,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,184,219	3,184,222	1,751,320
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,187,667	38,171,000
Linc USA GP and Linc Energy Finance (USA), Inc (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,462,542	11,756,250
Paradigm Management Services, LLC	07/31/2017	Healthcare, Education and Childcare	12.50%		L+1,100	(8)	20,512,821	20,078,694	20,512,821
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,744,557	2,744,557	2,579,883
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+850	(8)	2,297,037	2,297,037	2,067,333
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,765,416	18,480,000

Total Second Lien Secured Debt								186,966,680	190,205,607

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—50.9%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,565,089	$18,970,545
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	35,552,000	34,243,502	22,931,040
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,760,960	9,023,409
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,337,073.	22,887,488	23,510,830
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,431,515	24,957,852	25,431,515
Galls, LLC; Quartermaster Inc.	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—	21,906,249	21,525,345	21,906,249
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,257,231	16,849,863	17,429,803
Last Mile Funding Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—	45,888,454	45,027,785	45,888,454
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—	5,673,547	5,120,749	5,233,847
LTI Flexible Products, Inc.	01/19/2019	Chemical, Plastic and Rubber	12.50%		—	30,000,000	30,000,000	30,000,000
LTI Flexible Products, Inc.(9)	01/11/2014	Chemical, Plastic and Rubber	—		—	5,000,000	4,825,000	5,000,000
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50%		—	15,000,000	14,647,038	15,000,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	15.02 (PIK 3.02	% %)	—	17,577,649	17,248,456	16,347,214
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (7)	—	12,020,950	11,702,105	12,020,950
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food, and Tobacco	14.25 (PIK 2.25	% %)	—	14,947,163	14,703,631	14,947,163
TrustHouse Services Group, Inc. (9)	06/02/2014	Beverage, Food, and Tobacco	—		—	4,000,000	3,920,000	4,000,000
Veritext Corp.	12/31/2015	Business Services	13.00%		—	16,200,000	15,934,353	16,200,000
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	46,511,091	45,582,215	46,511,091

Total Subordinated Debt/Corporate Notes							356,501,431	350,352,110

Preferred Equity/Partnership Interests —1.7% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	649,174
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	1,077,842
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,036,350
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	518,175
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—	2,375	2,375,000	2,333,216
CT Technologies Holdings, LLC	—	Business Services	9.00%		—	326,215	326,215	326,215
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%		—	3,591	24,177	27,054
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%		—	20,000	1,980,000	297,063
TrustHouse Services Holdings, LLC	—	Beverage, Food, and Tobacco	12.00%		—	1,099	984,344	1,138,903
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,688,174
Verde Parent Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	1,694,025

Total Preferred Equity/Partnership Interests							12,427,636	11,472,011

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests—11.5%(6)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	$2,000,000	$1,447,194
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	1,999,384
Alegeus Technologies Holding Corp., Class A, (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	1,079
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (Galls, LLC; Quartermaster Inc.) (11)	—	Distribution	—	—	1,505,000	1,505,000	1,716,728
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	317,829
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	158,915
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	—	110,420
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	1,904,036	6,735,771
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—	—	348,912	2,443,050	2,628,634
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	11,859,821
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	4,875,509
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	8,572
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,850	1,850,294	1,939,841
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	3,262,232
Paradigm Acquisition Corp. (Paradigm Management Services, LLC)	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	2,236,480
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,167	1,032,393
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	126,752
Realogy Holdings Corp. (f/k/a Realogy Corp.)	—	Buildings and Real Estate	—	—	417,054	10,929,118	17,499,586
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—	—	300,000	3,000,000	3,466,167
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—	—	2,276,847	2,274,883	6,697,628
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	1,116,199
Transportation 100 Holdco, L.L.C. (13) (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
TZ Holdings, L.P.	—	Insurance	—	—	2	9,567	129,673
Verde Parent Holdings, Inc.	—	Personal Transportation	—	—	9,166	9,166	—
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Printing and Publishing	—	—	211,797	2,325,555	2,325,555
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	6,668,990

Total Common Equity/Warrants/Partnership Interests						50,512,068	79,390,159

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						902,897,172	931,419,104

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—13.6% (1),(2)
Second Lien Secured Debt—1.1%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	$8,000,000	$7,780,000

Subordinated Debt/Corporate Notes—8.5%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—		10,472,000	10,472,000	10,472,000
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	%) (7)	—		7,567,234	7,442,664	7,567,234
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		24,000,000	23,514,474	24,190,344
Service Champ, Inc. (9)	10/02/2013	Auto Sector	—		—		16,000,000	15,640,000	16,126,896

Total Subordinated Debt/Corporate Notes								57,069,138	58,356,474

Common Equity/Partnership Interest—4.0% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—		104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—		15,486	—	—
EnviroSolutions, Inc.	—	Environmental Services	—		—		137,450	11,413,684	19,971,112
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	2,779,601
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	4,200,000	4,784,499

Total Common Equity/Partnership Interest								40,856,506	27,535,212

Total Investments in Non-Controlled, Affiliated Portfolio Companies								105,925,644	93,671,686

Investments in Controlled, Affiliated Portfolio Companies—5.7% (1),(2)
First Lien Secured Debt—1.8%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)			10,400,000	10,400,000	10,767,224
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—		1,916,666	1,749,448	1,916,666

Total First Lien Secured Debt								12,149,448	12,683,890

Second Lien Secured Debt—2.2%
UP Support Services, Inc.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—		14,860,377	12,510,232	14,860,377

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—		2,600,000	2,600,000	2,248,176

Preferred Equity—1.4%(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,984,603
Universal Pegasus International Holdings, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%		—		376,988	34,420,613	7,539,759

Total Preferred Equity								36,420,613	9,524,362

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								63,680,393	39,316,805

Total Investments—154.6%								1,072,503,209	1,064,407,595
Cash Equivalents—4.5%								31,291,517	31,291,517

Total Investments and Cash Equivalents—159.1%								$1,103,794,726	$1,095,699,112

Liabilities in Excess of Other Assets—(59.1%)									(407,196,691)

Net Assets—100.0%									$688,502,421

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

(1)	The provisions of the Investment Company Act of 1940, or the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L”, or Prime or “P”, rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or in-kind or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—130.3% (1),(2)
First Lien Secured Debt—41.7%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	14,906,250	$14,332,682	$14,906,250
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	17,811,828	17,441,366	17,811,828
Brand Energy and Infrastructure Services, Inc.	02/07/2014	Energy/Utilities	3.68%		L+325		2,000,000	1,757,029	1,973,334
CEVA Group PLC(5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,355,237	7,687,500
CEVA Group PLC(5),(10)	04/01/2018	Cargo Transport	11.50%		—		1,000,000	990,089	880,000
Columbus International, Inc.(5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,100,000
Good Sam Enterprises, LLC(5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,795,443	12,720,000
Hanley-Wood, L.L.C.	01/13/2017	Other Media	8.00%		L+650	(8)	1,752,896	1,752,896	1,752,896
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,288,165	12,218,750
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,115,645	23,829,738	23,802,142
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,525,000	18,165,492	18,571,313
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.28%		L+225		9,598,649	9,598,649	6,371,103
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+775	(8)	18,952,500	18,216,865	19,236,788
Kadmon Pharmaceuticals, LLC	10/31/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	4,931,494	4,992,740	5,110,409
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,640,832	25,857,237
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% %)	L+400	(8)	37,775,294	33,971,917	30,503,550
Pre-Paid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%		L+600	(8)	1,552,846	1,533,687	1,556,728
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(8)	35,000,000	34,118,800	35,350,000
Questex Media Group LLC(9)	12/16/2012	Other Media	1.36%		—		133,603	133,603	133,603
Tekelec Global Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	(8)	850,000	838,369	850,000
Tekelec Global Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	(8)	10,625,000	10,338,450	10,848,126
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	14,934,000	14,934,000	14,859,330
Yonkers Racing Corp.(5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,401,515	4,860,000

Total First Lien Secured Debt								277,427,564	278,960,887

Second Lien Secured Debt—25.3%
American Gilsonite Company(5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,098,500
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.33%		L+600		13,600,000	13,378,432	12,729,600
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.36%		L+700		12,000,000	11,866,485	11,232,000
DirectBuy Holdings, Inc.(5), (6)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,964,822	10,880,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50%		—		45,000,000	44,543,688	45,000,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,184,219	3,184,222	2,292,640
Paradigm Management Services, LLC	07/31/2017	Healthcare, Education and Childcare	12.50%		L+1,100	(8)	20,512,821	20,059,979	20,512,821

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,752,666	$ 2,752,666	$ 2,584,753
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+850	(8)	2,230,508	2,230,508	2,002,996
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,062,500
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,752,822	18,560,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.22%		L+600		7,811,488	7,511,344	7,411,149

Total Second Lien Secured Debt								188,644,968	169,366,959

Subordinated Debt/Corporate Notes—52.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—		19,000,000	18,563,943	19,000,000
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—		35,552,000	34,172,451	24,175,360
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,754,461	8,930,000
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—		23,277,586	22,812,086	22,812,034
Diversitech Corporation	01/29/2017	Manufacturing/ Basic Industry	13.50	% (7)	—		11,000,000	10,836,901	11,275,000
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—		25,254,035	24,751,548	25,254,035
Galls, LLC; Quartermaster Inc.	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—		21,797,263	21,399,764	21,906,249
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—		17,171,374	16,748,220	17,377,430
Last Mile Funding Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—		45,597,139	44,677,474	45,095,570
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—		5,277,718	4,696,436	4,815,918
LTI Flexible Products, Inc.	01/19/2019	Chemical, Plastic and Rubber	12.50%		—		30,000,000	30,000,000	30,000,000
LTI Flexible Products, Inc.(9)	01/11/2014	Chemical, Plastic and Rubber	—		—		5,000,000	4,825,000	5,000,000
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50 (PIK 2.00	% %)	—		15,000,000	14,632,413	15,210,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	15.02 (PIK 3.02	% %)	—		17,123,218	16,783,033	17,123,218
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non-Precious Metals	13.50 (PIK 2.00	% %)	—		26,696,517	26,263,685	26,696,517
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—		10,000,000	9,247,298	9,400,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (7)	—		12,020,950	11,708,199	12,020,950
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food, and Tobacco	14.25 (PIK 2.25	% %)	—		14,778,578	14,527,411	14,778,578
TrustHouse Services Group, Inc.(9)	06/02/2014	Beverage, Food, and Tobacco	—		—		4,000,000	3,920,000	4,000,000
Veritext Corp.	12/31/2015	Business Services	13.00%		—		16,200,000	15,916,579	16,200,000

Total Subordinated Debt/Corporate Notes								355,236,902	351,070,859

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests— 1.7% (6)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$624,081
AHC Mezzanine, LLC	—	Other Media	—	—	7,505	318,896	—
Alegeus Technologies Holding Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—	—	949	949,050	1,031,820
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%	—	76,357	765,307	881,885
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	38,179	382,654	—
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	2,375,000	2,375,000
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%	—	3,591	24,177	27,916
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%	—	20,000	1,980,000	823,710
TrustHouse Services Holdings, LLC		Beverage, Food, and Tobacco	12.00%	—	1,099	984,344	1,111,742
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—	—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%	—	1,312	1,312,006	1,666,679
Verde Parent Holdings, Inc.	—	Personal Transportation	8.00%	—	1,824,167	1,824,167	1,949,629

Total Preferred Equity/Partnership Interests						12,101,421	11,178,282

Common Equity/Warrants/Partnership Interests— 9.2%(6)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	2,000,000	1,737,396
AH Holdings, Inc. (Warrants) (American Surgical Holdings, Inc.)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	2,063,780
Alegeus Technologies Holding Corp., Class A (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	1,033
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (11) (Galls, LLC; Quartermaster Inc.)	—	Distribution	—	—	1,505,000	1,505,000	1,680,720
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	270,457
CI (IHS) Investment Holdings, LLC(9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	—
Convergint Technologies Holdings, LLC (Convergint Technologies) LLC	—	Electronics	—	—	2,375	—	—
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	1,904,033	6,665,183
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000	1,350,000	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—	—	348,912	2,443,050	2,642,438

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par/ Shares	Cost	Fair Value (3)
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—		1,079,920	$1,236,832	$12,013,688
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—		—		1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—		—		1,267	779,920	—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—		—		1,221,932	3,239,999	5,425,378
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—		—		122,193	105,697	31,778
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—		—		1,700	1,700,000	1,641,575
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—		3,000	3,000,000	4,377,360
Paradigm Acquisition Corp. (Paradigm Management Services, LLC)	—	Healthcare, Education and Childcare	—		—		20,000	2,000,000	2,124,491
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—		—		20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—		—		4,325	1,306,166	1,404,661
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—		—		531	—	172,457
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—		—		300,000	3,000,000	3,000,000
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—		—		2,276,847	2,274,883	6,182,426
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—		—		3,500	29,400	1,197,412
Transportation 100 Holdco, L.L.C. (13) (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—		—		137,923	2,111,588	—
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—		—		2	9,567	713,718
Verde Parent Holdings, Inc.	—	Personal Transportation	—		—		9,166	9,167	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—		—		35,526	4,050,000	6,941,000

Total Common Equity/Warrants/Partnership Interests								38,457,098	61,315,758

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies								871,867,953	871,892,745

Investments in Non-Controlled, Affiliated Portfolio Companies— 12.0% (1),(2)
Second Lien Secured Debt— 1.1%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	8,000,000	7,672,000

Subordinated Debt/Corporate Notes—7.1%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	% (7)	—		7,567,234	7,435,314	7,453,725
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		24,000,000	23,495,700	24,000,000
Service Champ, Inc. (9)	10/02/2013	Auto Sector	—		—		16,000,000	15,640,000	16,000,000

Total Subordinated Debt/Corporate Notes								46,571,014	47,453,725

Common Equity/Partnership Interest—3.8% (6)
EnviroSolutions, Inc.	—	Environmental Services	—		—		125,106	10,055,844	18,425,519
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	2,902,355
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	4,200,000	4,501,658

Total Common Equity/Partnership Interest								18,005,844	25,829,532

Total Investments in Non-Controlled, Affiliated Portfolio Companies								72,576,858	80,955,257

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par/ Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—5.6% (1),(2)
First Lien Secured Debt—1.9%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—	10,800,000	$10,800,000	$10,800,000
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—	743,187	668,632	743,187
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—	1,173,479	1,068,059	1,173,479

Total First Lien Secured Debt							12,536,691	12,716,666

Second Lien Secured Debt—2.1%
UP Support Services, Inc.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—	14,300,282	11,809,647	14,300,282

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—	2,700,000	2,700,000	2,158,053

Preferred Equity—1.3%(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	216,947
Universal Pegasus International Holdings, Inc.	—	Oil and Gas	8.00%		—	411,988	35,120,613	8,239,760

Total Preferred Equity							37,120,613	8,456,707

Common Equity— 0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies							64,167,051	37,631,708

Total Investments—147.9%							1,008,611,862	990,479,710
Cash Equivalents—1.1%							7,559,453	7,559,453

Total Investments and Cash Equivalents—149.0%							$1,016,171,315	$998,039,163

Liabilities in Excess of Other Assets—(49.0%)								(328,322,116)

Net Assets—100.0%								$669,717,047

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L”, or Prime or “P”, rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. PennantPark Investment is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and, to a lesser extent, equity investments.

On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” We completed our initial public offering of common stock in 2007 and issued 21.0 million shares raising $294.1 million in net proceeds. Since our initial public offering, we have sold 44.3 million shares of common stock through follow-on public offerings, resulting in net proceeds of $448.8 million. On October 25, 2012, we sold an additional 700,000 shares of common stock at a public offering price of $10.82 per share generating gross proceeds of $7.6 million and net proceeds of $7.3 million after underwriting discounts and offering expenses payable by us from the underwriters’ partial exercise of the over-allotment option granted in connection with the offering.

We have entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to each of our SBIC Funds under separate investment management agreements. PennantPark Investment, through the Administrator, also provides similar services to each of our SBIC Funds and our controlled affiliate SuttonPark Holdings, Inc. and its subsidiaries, or SPH, under separate administration agreements. See Note 3.

SBIC LP and its general partner, PennantPark SBIC GP, LLC, were organized in Delaware as a limited partnership and a limited liability company, respectively, in May 2010 and began operations in June 2010. SBIC II and its general partner, PennantPark SBIC GP II, LLC, were organized in Delaware as a limited partnership and a limited liability company, respectively, in July 2012 and began operations in December 2012. SBIC LP received a license from the SBA to operate as an SBIC effective July 30, 2010 under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act. Our SBIC Funds are consolidated wholly owned subsidiaries of PennantPark Investment. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally, investing with us in SBA-eligible businesses that meet the investment criteria used by PennantPark Investment.

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of regulated investment companies, or RICs, under the Internal Revenue Code of 1986, as amended, or the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions, if any. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and those of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our board of directors discusses these valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our Investment Adviser, the respective independent valuation firms and the audit committee.

(b) Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments and our Credit Facility during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs are capitalized and we then accrete or amortize such amounts using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non- accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and recorded an excise tax of $0.1 million for both the three months ended December 31, 2012 and 2011.

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

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiaries in our Consolidated Financial Statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

3. AGREEMENTS

PennantPark Investment’s Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2013. Under the Investment Management Agreement the Investment Adviser, subject to the overall supervision of PennantPark Investment’s board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, if any). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2012 and 2011, the Investment Adviser earned a base management fee of $5.1 million and $4.0 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three months ended December 31, 2012 and 2011, the Investment Adviser earned a performance based incentive fee on net investment income, as calculated under the Investment Management Agreement, of $4.5 million and $3.7 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees from inception. For the three months ended December 31, 2012 and 2011, the Investment Adviser did not earn a performance based incentive fee on capital gains as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2012 and 2011, the Investment Adviser did not earn a performance based incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2013. Under this agreement, the Administrator provides administrative services to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three months ended December 31, 2012 and 2011, the Investment Adviser and Administrator, collectively, were reimbursed $0.5 million and $0.7 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three months ended December 31, 2012 and 2011, PennantPark Investment was reimbursed $0.1 million and $0.2 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three months ended December 31, 2012 and 2011 totaled $172.5 million and $46.1 million, respectively. Sales and repayments of long-term investments for the three months ended December 31, 2012 and 2011 totaled $110.8 million and $69.3 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2012		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
First lien	$308,638,805	$312,683,107	$289,964,255	$291,677,553
Second lien	207,476,912	212,845,984	208,454,615	191,339,241
Subordinated debt / corporate notes	416,170,569	410,956,760	404,507,916	400,682,637
Preferred equity	48,848,249	20,996,373	49,222,034	19,634,989
Common equity	91,368,674	106,925,371	56,463,042	87,145,290

Total investments	1,072,503,209	1,064,407,595	1,008,611,862	990,479,710
Cash equivalents	31,291,517	31,291,517	7,559,453	7,559,453

Total investments and cash equivalents	$1,103,794,726	$1,095,699,112	$1,016,171,315	$998,039,163

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	December 31, 2012	September 30, 2012
Printing and Publishing	8%	4%
Electronics	7	7
Energy/Utilities	7	7
Healthcare, Education and Childcare	7	8
Business Services	6	6
Auto Sector	5	6
Cargo Transport	5	6
Chemical, Plastic and Rubber	5	5
Hotels, Motels, Inns and Gaming	5	2
Consumer Products	4	5
Distribution	4	4
Personal, Food and Miscellaneous Services	4	4
Oil and Gas	4	3
Other Media	4	4
Education	3	3
Diversified Natural Resources, Precious Metals and Minerals	2	3
Aerospace and Defense	2	2
Beverage, Food and Tobacco	2	2
Buildings and Real Estate	2	2
Communications	2	3
Environmental Services	2	2
Insurance	2	2
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Telecommunications	2	2
Financial Services	1	2
Mining, Steel, Iron and Non-Precious Metals	1	3
Retail	1	—
Other	1	1

Total	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2012, our ability to observe valuation inputs resulted in one reclassification of assets between Level 3 to 2 with no other reclassification between levels. During the three months ended December 31, 2011, our ability to observe valuation inputs resulted in no reclassification of assets between levels.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

Asset Category	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$301,182,943	Market Comparable	Broker/Dealer bid quotes	1 – 4
First lien, second lien, subordinated debt/corporate notes	588,431,868	Market Comparable	Market Yield	8.4% – 18.9% (13.9%)
Preferred and common equity	105,538,077	Enterprise Market Value	EBITDA multiple	5.0 – 15.9(8.8)

Total Level 3 investments	$995,152,888

Long-Term Credit Facility	$211,500,000	Market Comparable	Discount rate	3.3%

Our cash equivalents, investments and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value at December 31, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$936,485,851	$—	$46,871,040	$889,614,811
Equity investments	127,921,744	22,375,095	8,572	105,538,077

Total investments	1,064,407,595	22,375,095	46,879,612	995,152,888
Cash equivalents	31,291,517	31,291,517	—	—

Total investments and cash equivalents	$1,095,699,112	$53,666,612	$46,879,612	$995,152,888

Credit Facility	$211,500,000	$—	$—	$211,500,000

		Fair Value at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$883,669,431	$—	$35,275,360	$848,424,071
Equity investments	106,780,279	5,425,378	31,778	101,323,123

Total investments	990,449,710	5,425,378	35,307,138	949,747,194
Cash equivalents	7,559,453	7,559,453	—	—

Total investments and cash equivalents	$998,009,163	$12,984,831	$35,307,138	$949,747,194

Credit Facility	$144,452,500	$—	$—	$144,452,500

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three months ended December 31, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2012	$848,424,071	$101,323,123	$949,747,194
Realized gains (losses)	2,221,132	(1,350,000)	871,132
Unrealized (depreciation) appreciation	24,742,287	(19,387,772)	5,354,515
Purchases, PIK, net discount accretion and non-cash exchanges	168,081,857	25,652,726	193,734,583
Sales and non-cash exchanges	(141,014,536)	(700,000)	(141,714,536)
Transfers out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance, December 31, 2012	$889,614,811	$105,538,077	$995,152,888

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$24,636,464	$(14,167,304)	$10,469,160

	Three months ended December 31, 2011
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Realized gains	138,156	1,871,266	2,009,422
Unrealized (depreciation) appreciation	(12,316,045)	7,291,199	(5,024,846)
Purchases, PIK and net discount accretion	38,620,573	3,924,515	42,545,088
Sales / repayments	(58,077,328)	(2,799,070)	(60,876,398)
Transfers out of Level 3	—	—	—

Ending Balance, December 31, 2011	$701,059,807	$62,641,238	$763,701,045

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(9,350,312)	$9,135,928	$(214,384)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3). There were no temporary draws outstanding at December 31, 2012 or 2011.

	Carrying / Fair Value
	Three months ended,
Credit Facility	December 31, 2012	December 31, 2011
Beginning Balance (Cost – $109,500,000 and $240,900,000, respectively)	$108,952,500	$238,792,125
Total unrealized appreciation included in earnings	547,500	1,147,875
Borrowings(1)	215,800,000	242,200,000
Repayments(1)	(113,800,000)	(291,100,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (Cost – $211,500,000 and 192,000,000, respectively)	$211,500,000	$191,040,000

(1) Excludes temporary draws.

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2012 and 2011, our Credit Facility had a net change in unrealized appreciation of $0.5 million and $1.1 million, respectively. As of December 31, 2012 and September 30, 2012, net unrealized depreciation on our Credit Facility totaled zero and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we have ownership of 5% or more of the portfolio company’s voting securities. A controlled affiliate is a portfolio company in which we own more than 25% of its voting securities. Purchase of /Advances to and Sale of / Distributions from affiliates are included in the Consolidated Statement of Cash Flows as purchases and sales. Transactions related to our investments with both controlled and non-controlled affiliates for the three months ended December 31, 2012 were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchase of / Advances to Affiliates	Sales of / Distributions from Affiliates	Income Received	Fair Value at December 31, 2012	Capital Loss
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,175,000	$1,000,000	$1,500,000	$484,167	$15,000,003	—
UP Support Services, Inc.	24,456,708	—	700,000	16,826	24,316,802	—
Non-Controlled Affiliates
DirectBuy Holdings, Inc.*	10,880,000	—	—	—	10,472,000	(1,350,000)
Envirosolutions, Inc.	18,425,519	1,357,840	—	—	19,971,112	—
Performance Holdings, Inc.	18,028,080	—	—	428,771	18,126,835	—
Service Champ, Inc.	44,501,658	—	—	741,667	45,101,739	—

Total Controlled and Non-Controlled Affiliates	$129,466,965	$2,357,840	$2,200,000	$1,671,431	$132,988,491	$(1,350,000)

* Became a non-controlled affiliate during the period ended December 31, 2012.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
Class and Year	2012	2011
Numerator for net increase in net assets resulting from operations	$28,541,186	$15,845,524
Denominator for basic and diluted weighted average shares	66,174,302	45,689,781
Basic and diluted net increase in net assets resulting from operations per share	0.44	0.34

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

8. CASH EQUIVALENTS

Cash equivalents represent cash pending investment in longer-term portfolio holdings and includes money market funds. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2012 and September 30, 2012, cash equivalents consisted of $31.3 million and $7.6 million, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2012	2011
Per Share Data:
Net asset value, beginning of period	$10.22	$10.13
Net investment income (1)	0.28	0.33
Net realized and unrealized gain (1)	0.16	0.01

Net increase in net assets resulting from operations (1)	0.44	0.34
Distributions to stockholders (1), (2)	(0.28)	(0.28)

Net asset value, end of period	$10.38	$10.19

Per share market value, end of period	$11.00	$10.09
Total return * (3)	6.28%	16.19%
Shares outstanding at end of period	66,356,911	45,689,781
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.79%	8.10%
Ratio of Credit Facility and SBA debentures related expenses to average net assets to average net assets	1.80%	2.03%

Ratio of total expenses to average net assets	8.59%	10.13%
Ratio of net investment income to average net assets	10.57%	12.83%
Net assets at end of period	688,502,421	465,709,582
Average debt outstanding	315,317,391	360,666,304
Average debt per share (1)	4.76	7.89
Portfolio turnover ratio	42.97%	21.46%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Calculated based on the weighted average shares outstanding for the respective periods.
(2)	Determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude Credit Facility related costs.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

10. CREDIT FACILITY AND SBA DEBENTURES

Credit Facility

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility to $380 million, with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2012 and September 30, 2012, there was $211.5 million and $145.0 million (including a temporary draw of $35.5 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.00% and 3.49%, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility, with a stated maturity date of February 21, 2016, with a one-year term-out period following its third year and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the assets of the Company excluding assets held by SBIC LP.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of December 31, 2012. We have funded SBIC II with $2.5 million of seed capital. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and may borrow to a maximum of $225 million as part of a group of SBICs under common control. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of December 31, 2012, $150.0 million in debt commitments was fully drawn with a weighted average interest rate of 3.70%, exclusive of the 3.43% of upfront fees, which are amortized over the life of the loan (4.04% after upfront fees). Our fixed-rate SBA debentures as of both December 31, 2012 and September 30, 2012 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted average rate/total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DECEMBER 31, 2012

(Unaudited)

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

12. SUBSEQUENT EVENTS

On January 22, 2013, we issued $67.5 million in aggregate principal amount of 6.25% senior notes due 2025 for net proceeds of $65.2 million (the “2025 Notes”) after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year, commencing on May 1, 2013. The 2025 Notes mature on February 1, 2025. We may redeem the Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The proceeds from the sale of the 2025 Notes are being used to repay indebtedness owed under the Credit Facility, to invest in new or existing portfolio companies, or for other general corporate or strategic purposes.

Effective January 24, 2013, our wholly-owned subsidiary, PennantPark SBIC II LP, received a license from the SBA to operate as an SBIC under the 1958 Act. As an SBIC, PennantPark SBIC II LP will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2012, and the consolidated statements of operations, changes in net assets, and cash flows for the three months ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries, including the consolidated schedule of investments, as of September 30, 2012 and the related consolidated statement of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2012, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 6, 2013

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward- looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.

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

Overview

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and, to a lesser extent, equity investments.

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

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for federal income tax purposes we intend to continue to be treated as a regulated investment company, or RIC, and qualify annually under the Internal Revenue Code of 1986, as amended, or the Code.

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in May 2010 and July 2012, respectively. SBIC LP received a license from the SBA to operate as an SBIC, under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in July 2010. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

Our investment activities are managed by the Investment Adviser. Under our investment management agreement with the Investment Adviser, or the Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements. Our SBIC Funds investment management agreements do not affect the management and incentive fees on a consolidated basis. We have also entered into an administrative agreement, or the Administration Agreement, with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. Our board of directors, a majority of whom are independent of us, supervises our activities, and the Investment Adviser manages our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have a term of three to ten years and bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount, or OID, and market discount or premium are capitalized, and we accrete or amortize such amounts as income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitments we accrue under our Credit Facility and SBA debentures. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2012, our portfolio totaled $1,064.4 million and consisted of $312.7 million of senior secured loans, $212.8 million of second lien secured debt, $411.0 million of subordinated debt and $127.9 million of preferred and common equity investments. Our debt portfolio consisted of 66% fixed-rate and 34% variable-rate investments (including 29% with a London Interbank Offered Rate, or LIBOR, or prime floor). Our overall portfolio consisted of 56 companies with an average investment size of $19.0 million, a weighted average yield on debt investments of 13.3%, and was invested 29% in senior secured loans, 20% in second lien secured debt, 39% in subordinated debt and 12% in preferred and common equity investments.

As of September 30, 2012, our portfolio totaled $990.5 million consisted of $291.7 million of senior secured loans, $191.3 million of second lien secured debt, $400.7 million of subordinated debt and $106.8 million of preferred and common equity investments. Our debt portfolio consisted of 69% fixed-rate and 31% variable-rate investments (including 26% with a LIBOR or prime floor). As of September 30, 2012, we had one non-accrual debt investment, representing 3.2% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. Our overall portfolio consisted of 54 companies with an average investment size of $18.3 million, had a weighted average yield on debt investments of 13.2%, and was invested 30% in senior secured loans, 19% in second lien secured debt, 40% in subordinated debt and 11% in preferred and common equity investments.

For the three months ended December 31, 2012, we invested $168.4 million in five new and seven existing portfolio companies with a weighted average yield on debt investments of 12.7%. Sales and repayments of investments for the three months ended December 31, 2012 totaled $110.8 million.

For the three months ended December 31, 2011, we invested $43.0 million in one new portfolio company and seven existing portfolio companies with a weighted average yield on debt investments of 16.4%. Sales and repayments of investments for the three months ended December 31, 2011 totaled $69.3 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Valuation of Portfolio Investments

Our investments generally consist of illiquid securities, including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available, or otherwise by a principal market maker or a primary market dealer. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value in the absence of any unusual events that may indicate such basis for deriving fair value is no longer valid.

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

The carrying value of our selected financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2012 and 2011, our Credit Facility had a net change in unrealized appreciation of $0.5 million and $1.1 million, respectively. As of December 31, 2012 and September 30, 2012, net unrealized depreciation on our Credit Facility totaled zero and $0.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2012 and 2011.

Investment Income

Investment income for the three months ended December 31, 2012 was $33.0 million and was primarily attributable to $8.8 million from senior secured loans, $6.4 million from second lien secured debt investments, $16.5 million from subordinated debt investments and $1.3 million from common equity investments. This compares to investment income for the three months ended December 31, 2011, which was $26.8 million, and was primarily attributable to $11.0 million from senior secured loans, $4.1 million from second lien secured debt investments and $11.7 million from subordinated debt investments. The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2012 totaled $14.8 million. Base management fees for the same period totaled $5.1 million, performance-based incentive fees totaled $4.5 million, Credit Facility and SBA debentures related interest and expenses totaled $3.1 million, general and administrative expenses and excise tax totaled $2.1 million. This compares to expenses for the three months ended December 31, 2011, which totaled $11.8 million. Base management fees for the same period totaled $4.0 million, performance-based incentive fees totaled $3.7 million, Credit Facility and SBA debentures related interest and expenses totaled $2.4 million, general and administrative expenses totaled $1.7 million. The increase in expenses is due to the growth of the portfolio as well as the higher cost of debt capital.

Net Investment Income

Net investment income totaled $18.2 million, or $0.28 per share, for the three months ended December 31, 2012, and $15.0 million, or $0.33 per share, for the three months ended December 31, 2011. The increase in net investment income over the prior period was due to the growth of our portfolio. The decrease in per share net investment income over the prior period was the result of issuance of shares.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2012 totaled $110.8 million and realized gains totaled $0.9 million. Sales and repayments of investments totaled $69.3 million and net realized gains totaled $8.0 million for the three months ended December 31, 2011.

Unrealized Appreciation or Depreciation on Investments and Credit Facility

For both the three months ended December 31, 2012 and 2011, we reported unrealized appreciation on investments of $10.0 million. As of December 31, 2012 and September 30, 2012, net unrealized depreciation on investments totaled $8.1 million and $18.1 million, respectively. The change in unrealized depreciation on investments from September 30, 2012 to December 31, 2012 was the result of the realization of unrealized gains upon exiting our investments and changes in market values.

For the three months ended December 31, 2012 and 2011 our Credit Facility value increased by $0.5 million and $1.1 million, respectively. The change from the prior period was primarily the result of the renewal of the Credit Facility. As of December 31, 2012 and September 30, 2012, net unrealized depreciation on our Credit Facility totaled zero and $0.5 million, respectively. Net change in unrealized appreciation on the Credit Facility over the prior period was due to changes in the leveraged finance markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $28.5 million, or $0.44 per share, for the three months ended December 31, 2012. This compares to a net increase in net assets resulting from operations which totaled $15.8 million, or $0.34 per share, for the three months ended December 31, 2011. This increase in net assets resulting from operations compared to the prior period was due to the continued growth in net investment income as a result of growing our portfolio and appreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, our Credit Facility, SBA debentures and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility, SBA debentures, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

In February 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility to $380 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. As of December 31, 2012 and September 30, 2012, we had $211.5 million and $145.0 million (including a temporary draw of $35.5 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.00% and 3.49%, respectively, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility with a stated maturity date of February 2016, and a one-year term-out period following its third year. Borrowings under the Credit Facility bear interest at 275 basis points over LIBOR. As of December 31, 2012 and September 30, 2012, we had $168.5 million and $235.0 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiary). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of December 31, 2012, we were in compliance with the terms of our Credit Facility.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate or strategic purposes. On October 25, 2012, we issued an additional 700,000 shares of common stock at a public offering price of $10.82 per share generating gross proceeds of $7.6 million and net proceeds of $7.3 million after underwriting discounts and offering expenses payable by us from the underwriters’ partial exercise of the over-allotment option granted in connection with the offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of December 31, 2012, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. As a result of this exemptive relief, our ratio of total assets on a consolidated basis, including the principal amount of our SBA debentures, to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of December 31, 2012. We have funded SBIC II with $2.5 million of seed capital. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and may borrow to a maximum of $225 million as part of a group of SBICs under common control. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of December 31, 2012 and September 30, 2012, $150.0 million in debt commitments were fully drawn with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%. Both fees will be amortized over the lives of the loans. Our fixed rate SBA debentures as of December 31, 2012 and September 30, 2012 were as follows:

Issuance Dates	Maturity	All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1) Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2012, SBIC LP was in compliance with its regulatory requirements.

In June 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

Our operating activities used cash of $35.8 million for the three months ended December 31, 2012, primarily for net purchases of investments. Our financing activities provided cash of $59.5 million for the same period, primarily from net borrowings under our Credit Facility and proceeds from our capital stock offering.

Our operating activities provided cash of $31.7 million for the three months ended December 31, 2011, primarily from net proceeds from the disposition of investments. Our financing activities used cash of $61.2 million for the same period, primarily from net repayments under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2012 including, borrowings under our multi-currency Credit Facility and other contractual obligations, are as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$211.5	$—	$—	$211.5	$—
SBA debentures	150.0	—	—	—	150.0

Total debt outstanding (1)	361.5	—	—	211.5	150.0
Unfunded investments (2)	26.8	17.4	8.7	—	0.7

Total contractual obligations	$388.3	$17.4	$8.7	$211.5	$150.7

(1)	The weighted average interest rate on the total debt outstanding as of December 31, 2012 was 3.29% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(2)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved in February 2013, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreement do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved in February 2013, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Advisers or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Dividends and Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the three months ended December 31, 2012, and 2011, we elected to retain a portion of our calendar year income and incurred an excise tax of approximately $0.1 million.

During the three months ended December 31, 2012 and 2011, we declared dividends of $0.28 and $0.28 per share, respectively, for total dividends of $18.6 million and $12.8 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the Securities Exchange Commission.

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

Recent Developments

On January 22, 2013, we issued $67.5 million in aggregate principal amount of 6.25% senior notes due 2025 for net proceeds of $65.2 million (the “2025 Notes”) after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year, commencing on May 1, 2013. The 2025 Notes mature on February 1, 2025. We may redeem the Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The proceeds from the sale of the 2025 Notes are being used to repay indebtedness owed under the Credit Facility, to invest in new or existing portfolio companies, or for other general corporate or strategic purposes.

Effective January 24, 2013, our wholly-owned subsidiary, PennantPark SBIC II LP, received a license from the SBA to operate as an SBIC under the 1958 Act. As an SBIC, PennantPark SBIC II LP will be subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, our portfolio consisted of 66% fixed-rate and 34% variable-rate investments (including 29% with a LIBOR, or prime floor). The variable-rate loans are usually based on a floating LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. In regards to variable rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The 2025 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2025 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2025 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2025 Notes. As of December 31, 2012, we had $211.5 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets in our portfolio (other than assets held by our SBIC Funds), and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2025 Notes to the extent of the value of such assets.

The 2025 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2025 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries are or act as a guarantor of the 2025 Notes and the 2025 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC Funds. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2025 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2025 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2025 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of December 31, 2012, SBIC LP had $150.0 million of SBA debentures outstanding. All of such indebtedness is structurally senior to the 2025 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2025 Notes.

The indenture under which the 2025 Notes were issued contains limited protection for holders of the 2025 Notes.

The indenture under which the 2025 Notes were issued offers limited protection to holders of the 2025 Notes. The terms of the indenture and the 2025 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on investment in the 2025 Notes. In particular, the terms of the indenture and the 2025 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2025 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2025 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2025 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2025 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2025 Notes;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2025 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2025 Notes do not protect holders of the 2025 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2025 Notes may have important consequences for a holder of the 2025 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2025 Notes or negatively affecting the trading value of the 2025 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 2025 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2025 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2025 Notes.

An active trading market for the 2025 Notes may not develop, which could limit the market price of the 2025 Notes or the ability of holders of the 2025 Notes to sell them. If a rating agency assigns the 2025 Notes a non-investment grade rating, the 2025 Notes may be subject to greater price volatility than similar securities without such a rating.

The 2025 Notes are a new issue of debt securities. Although we recently listed the 2025 Notes on the New York Stock Exchange we cannot provide any assurances that an active trading market will develop for the 2025 Notes or that holders of the 2025 Notes will be able to sell their 2025 Notes. If the 2025 Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns the 2025 Notes a non-investment grade rating, the 2025 Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. The underwriters may discontinue any market-making in the 2025 Notes at any time at their sole discretion. Accordingly, we cannot assure holders of the 2025 Notes that a liquid trading market will develop for the 2025 Notes, that they will be able to sell their 2025 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2025 Notes may be harmed. Accordingly, holders of the 2025 Notes may be required to bear the financial risk of an investment in the 2025 Notes for an indefinite period of time.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2025 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under a law (commonly known as “FATCA”) that was enacted in 2010. This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of the 2025 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders of the 2025 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the 2025 Notes.

In addition to the risk factors above and other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 6, 2013	By:	/s/ Arthur H. Penn

Arthur H. Penn
Chief Executive Officer

Date: February 6, 2013	By:	/s/ Aviv Efrat

Aviv Efrat
Chief Financial Officer (Principal Accounting and Financial Officer)