Form 10-Q
period 2013-03-31
PENNANTPARK INVESTMENT CORP
filed 2013-05-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 8, 2013 was 66,450,117.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC ; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries. “SBA” refers to the Small Business Administration; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013 (unaudited)	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$917,043,333 and $871,867,953, respectively)	$971,792,490	$871,892,745
Non-controlled, affiliated investments, at fair value (cost—$126,891,564 and $72,576,858, respectively)	105,565,435	80,955,257
Controlled, affiliated investments, at fair value (cost—$63,870,076 and $64,167,051, respectively)	37,519,282	37,631,708

Total of investments, at fair value (cost—$1,107,804,973 and $1,008,611,862, respectively)	1,114,877,207	990,479,710
Cash equivalents (See Note 8)	17,333,318	7,559,453
Interest receivable	14,621,482	14,928,862
Prepaid expenses and other assets	5,444,939	5,999,506

Total assets	1,152,276,946	1,018,967,531

Liabilities
Distributions payable	18,592,349	15,824,061
Payable for investments purchased	2,935,322	—
Unfunded investments	26,801,667	26,935,270
Credit Facility payable (cost—$171,700,000 and $145,000,000, respectively) (See Notes 5 and 10)	171,700,000	144,452,500
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	71,677,500	—
Interest payable on debt	1,809,052	854,725
Management fee payable (See Note 3)	5,328,100	4,791,913
Performance-based incentive fee payable (See Note 3)	3,559,245	4,206,989
Accrued other expenses	2,497,403	2,185,026

Total liabilities	454,900,638	349,250,484

Net assets
Common stock, 66,401,248 and 65,514,503 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	66,401	65,514
Paid-in capital in excess of par value	754,021,968	744,704,825
(Distributions in excess of) Undistributed net investment income	(2,124,126)	2,804,397
Accumulated net realized loss on investments	(61,232,669)	(60,273,037)
Net unrealized appreciation (depreciation) on investments	7,072,234	(18,132,152)
Net unrealized (appreciation) depreciation on debt	(427,500)	547,500

Total net assets	$697,376,308	$669,717,047

Total liabilities and net assets	$1,152,276,946	$1,018,967,531

Net asset value per share	$10.50	$10.22

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$28,058,570	$24,310,488	$53,827,187	$48,330,912
Other income and dividends	876,680	1,084,688	5,242,954	2,955,202
From non-controlled, affiliated investments:
Interest	938,261	549,594	2,330,764	1,122,525
Other income	—	—	227,800	—
From controlled, affiliated investments:
Interest	1,183,750	416,889	2,386,457	791,778

Total investment income	31,057,261	26,361,659	64,015,162	53,200,417

Expenses:
Base management fee (See Note 3)	5,328,100	4,178,151	10,456,711	8,221,432
Performance-based incentive fee (See Note 3)	3,559,244	2,374,842	8,104,498	6,123,970
Interest and expenses on debt (See Note 10)	3,984,909	2,736,619	7,079,774	5,111,742
Administrative services expenses (See Note 3)	1,155,537	808,303	2,327,859	1,605,656
Other general and administrative expenses	719,423	897,849	1,479,955	1,740,194

Expenses before taxes and debt issuance costs	14,747,213	10,995,764	29,448,797	22,802,994
Tax (credit) expense	(190,197)	245,000	(114,896)	280,000
Debt issuance costs (See Note 5)	2,437,500	5,361,319	2,437,500	5,361,319

Total expenses	16,994,516	16,602,083	31,771,401	28,444,313

Net investment income	14,062,745	9,759,576	32,243,761	24,756,104

Realized and unrealized (loss) gain on investments and debt:
Net realized loss on investments	(1,830,764)	(3,922,455)	(959,632)	(11,952,011)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	26,227,226	22,470,558	32,289,547	30,535,339
Controlled and non-controlled, affiliated investments	(11,059,378)	(1,692,070)	(7,085,161)	269,576
Debt appreciation (See Notes 5 and 10)	(427,500)	(217,500)	(975,000)	(1,365,375)

Net change in unrealized appreciation	14,740,348	20,560,988	24,229,386	29,439,540

Net realized and unrealized gain from investments and debt	12,909,584	16,638,533	23,269,754	17,487,529

Net increase in net assets resulting from operations	$26,972,329	$26,398,109	$55,513,515	$42,243,633

Net increase in net assets resulting from operations per common share (See Note 7)	$0.41	$0.50	$0.84	$0.85

Net investment income per common share	$0.21	$0.18	$0.49	$0.50

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Net increase in net assets from operations:
Net investment income	$32,243,761	$24,756,104
Net realized loss on investments	(959,632)	(11,952,011)
Net change in unrealized appreciation on investments	25,204,386	30,804,915
Net change in unrealized appreciation on debt	(975,000)	(1,365,375)

Net increase in net assets resulting from operations	55,513,515	42,243,633

Distributions to stockholders:
Distributions	(37,172,284)	(28,531,062)
Capital share transactions:
Public offering	7,574,000	109,192,500
Offering costs	(265,090)	(3,979,000)
Reinvestment of dividends	2,009,120	1,724,378

Net increase from capital transactions	9,318,030	106,937,878

Total increase in net assets	27,659,261	120,650,449

Net assets:
Beginning of period	$669,717,047	$462,657,196
End of period	697,376,308	583,307,645

(Distributions in excess of) Undistributed net investment income, at period end	$(2,124,126)	$4,551,894

Capital share activity:
Shares issued from public offering	700,000	10,350,000

Shares issued from reinvestment of dividends	186,745	167,092

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$55,513,515	$42,243,633
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net change in unrealized appreciation on investments	(25,204,386)	(30,804,915)
Net change in unrealized appreciation on debt	975,000	1,365,375
Net realized loss on investments	959,632	11,952,011
Net accretion of discount and amortization of premium	(3,451,454)	(5,784,489)
Purchase of investments	(243,825,185)	(153,884,038)
Payments-in-kind income	(6,379,825)	(6,136,921)
Proceeds from dispositions of investments	153,370,119	118,544,142
Decrease (increase) in interest receivable	307,380	(135,633)
Decrease in receivables for investments sold	—	8,939,936
Decrease in prepaid expenses and other assets	554,567	692,964
Increase (decrease) in payables for investments purchased	2,935,322	(15,043,792)
(Decrease) in unfunded investments	—	(15,342,447)
Increase in interest payable on debt	954,327	250,054
Increase in management fee payable	536,187	168,840
Decrease in performance-based incentive fee payable	(647,744)	(1,399,124)
Increase in accrued other expenses	312,377	325,610

Net cash used by operating activities	(63,090,168)	(44,048,794)

Cash flows from financing activities:
Public offering	7,574,000	109,192,500
Offering costs	(265,090)	(3,979,000)
Distributions paid , net of dividends reinvested	(32,394,877)	(23,405,000)
Proceeds from 2025 Notes issuance (See Note 10)	71,250,000	—
Borrowings under Credit Facility (See Note 10)	543,500,000	695,500,000
Repayments under Credit Facility (See Note 10)	(516,800,000)	(777,900,000)

Net cash provided (used) by financing activities	72,864,033	(591,500)

Net increase (decrease) in cash equivalents	9,773,865	(44,640,294)
Cash equivalents, beginning of period	7,559,453	71,604,519

Cash equivalents, end of period	$17,333,318	$26,964,225

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$5,907,177	$4,285,855

Taxes paid	$92,388	$258,550

Dividends reinvested	$2,009,120	$1,724,378

Conversions and non-cash exchanges	$58,615,748	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—139.3% (1), (2)
First Lien Secured Debt—40.0%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	14,718,750	$14,203,109	$14,792,344
CEVA Group PLC (5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,369,798	7,800,000
CEVA Group PLC (5),(10)	04/01/2018	Cargo Transport	11.50%		—		1,000,000	990,756	915,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,150,000
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,815,048	12,795,000
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,306,583	12,650,000
Infusystems Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	11.99%		P+625	(8)	11,600,000	11,600,000	11,892,331
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,058,279	23,842,188	23,336,531
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,287,500	17,958,571	18,287,500
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.53%		L+225		9,562,162	9,562,162	7,793,162
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.50%		P+725	(8)	21,443,629	20,836,604	21,336,411
Kadmon Pharmaceuticals, LLC	04/30/2013	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	4,931,494	5,116,352	5,380,260
Penton Media, Inc.	08/01/2014	Other Media	6.00 (PIK 2.00	% %)	L+500	(8)	37,777,291	34,944,173	36,329,174
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(8)	40,000,000	39,153,516	40,400,000
Prince Mineral Holding Corp. (5)	12/15/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,087,814	15,924,375
Tekelec Global, Inc.	01/29/2018	Telecommunications	13.50%		L+1,200	(8)	7,983,408	7,782,201	9,220,836
Worley Claims Services LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	14,658,000	14,658,000	14,584,710
Z Wireless	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		14,439,031	14,168,323	14,453,756

Total First Lien Secured Debt								269,395,198	279,041,390

Second Lien Secured Debt—32.4%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,987,500
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy / Utilities	11.00%		L+975	(8)	42,278,570	41,429,727	42,701,356
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50%		—		45,000,000	44,577,851	46,350,000
Hanley Wood, LLC	01/15/2019	Other Media	11.30%		L+1,100		5,000,000	4,901,120	5,000,000
Intermediate Transportation 100, L.L.C. (f/k/a Greatwide Logistics Services, L.L.C.)	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,360,032	3,360,034	3,360,032
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,216,542	38,998,688
Learning Care Group, Inc.	04/27/2016	Education	14.00 (PIK 2.00	% %)	—		26,052,632	25,688,754	26,248,026
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,478,991	13,003,125
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,649,951	2,649,951	2,517,453
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+850	(8)	2,361,313	2,361,313	2,184,214
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,774,799	18,560,000

Total Second Lien Secured Debt								215,839,082	225,910,394

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

MARCH 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—52.6%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,585,286	$18,903,446
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	35,552,000	34,388,612	22,575,520
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,759,780	9,043,070
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,395,416	22,971,323	23,746,347
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,606,357	25,161,889	25,862,420
Galls, LLC	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—	22,015,780	21,651,645	22,015,780
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,343,517	16,952,518	17,343,517
Last Mile Funding Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—	46,175,257	45,373,723	46,637,010
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—	6,750,102	6,226,535	6,648,851
LTI Flexible Products, Inc.	01/19/2019	Chemicals, Plastics and Rubber	12.50%		—	30,000,000	30,000,000	30,300,000
LTI Flexible Products, Inc. (9)	01/11/2014	Chemicals, Plastics and Rubber	—		—	5,000,000	4,825,000	5,050,000
MailSouth, Inc.	06/15/2017	Printing and Publishing	14.50	% (7)	—	15,000,000	14,667,042	15,000,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (7)	—	12,020,950	11,714,348	12,020,950
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food, and Tobacco	14.25 (PIK 2.25	% %)	—	14,947,163	14,712,283	15,395,577
TrustHouse Services Group, Inc. (9)	06/02/2014	Beverage, Food, and Tobacco	—		—	4,000,000	3,920,000	4,120,000
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Oil and Gas	14.00 (PIK 4.00	% %)	—	36,316,224	35,626,100	36,163,267
Veritext Corp.	12/31/2015	Business Services	13.00%		—	16,200,000	15,953,295	16,200,000
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	39,892,933	39,110,876	39,586,973

Total Subordinated Debt/Corporate Notes							370,600,255	366,612,728

Preferred Equity/Partnership Interests —1.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	778,956
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	978,720
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,227,217
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	613,609
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,423,779
CT Technologies Holdings, LLC	—	Business Services	9.00%		—	326,215	326,215	326,215
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%		—	3,591	24,177	26,411
TrustHouse Services Holdings, LLC (TrustHouse Services Group, Inc.)	—	Beverage, Food, and Tobacco	12.00%		—	1,099	984,344	1,464,994
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,709,202
Verde Parent Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,168	1,253,995

Total Preferred Equity/Partnership Interests							10,447,637	11,488,918

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

MARCH 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests—12.7% (6)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	$2,000,000	$1,354,294
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	2,461,795
Alegeus Technologies Holding Corp., Class A, (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	980
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (Galls, LLC) (11)	—	Distribution	—	—	1,505,000	1,505,000	2,043,502
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	376,363
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	188,182
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	149,633
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	1,918,346	6,806,853
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—	—	386,770	2,697,834	2,693,070
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,831	9,824,699
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,806	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	6,649	779,920	2,335,769
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	4,899,947
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	909
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,850	1,850,294	1,928,624
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	4,337,857
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	2,430,261
QMG HoldCo, LLC, Class A (Questex Media Group, LLC)	—	Other Media	—	—	4,325	1,306,167	1,435,435
QMG HoldCo, LLC, Class B (Questex Media Group, LLC)	—	Other Media	—	—	531	—	176,235
Realogy Holdings Corp. (14) (f/k/a Realogy Corp.)	—	Buildings and Real Estate	—	—	417,054	10,929,118	20,368,916
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—	—	300,000	3,000,000	4,215,032
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—	—	2,276,847	2,274,883	8,470,962
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	1,050,109
Transportation 100 Holdco, L.L.C. (13) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	490,624
TZ Holdings, L.P.	—	Insurance	—	—	2	9,568	26,655
Verde Parent Holdings, Inc.	—	Personal Transportation	—	—	9,166	9,166	—
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Printing and Publishing	—	—	211,797	2,325,555	2,558,933
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	7,084,614

Total Common Equity/Warrants/Partnership Interests						50,761,161	88,739,060

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						917,043,333	971,792,490

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

MARCH 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—15.1% (1),(2)
Second Lien Secured Debt—1.1%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	$8,000,000	$7,932,000

Subordinated Debt/Corporate Notes—8.4%					—
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—		10,772,197	10,772,197	10,772,197
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	% (7)	—		7,567,234	7,450,132	7,567,234
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		24,000,000	23,531,789	24,276,307
Service Champ, Inc. (9)	10/02/2013	Auto Sector	—				16,000,000	15,640,000	16,184,205

Total Subordinated Debt/Corporate Notes								57,394,118	58,799,943

Preferred Equity—0.8% (6)
PAS International Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—		—		53,071	20,059,340	5,254,072

Common Equity/Partnership Interest—4.8% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—		104,719	21,492,822	3,698,787
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—		15,486	—	546,982
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—		141,350	11,792,664	21,136,467
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	2,900,218
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	4,200,000	5,243,895
PAS International Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—		—		53,071	202,620	53,071

Total Common Equity/Partnership Interest								41,438,106	33,579,420

Total Investments in Non-Controlled, Affiliated Portfolio Companies								126,891,564	105,565,435

Investments in Controlled, Affiliated Portfolio Companies—5.5% (1),(2)
First Lien Secured Debt—1.8%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—		10,000,000	10,000,000	10,346,043
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—		1,916,667	1,758,998	1,916,667

Total First Lien Secured Debt								11,758,998	12,262,710

Second Lien Secured Debt—2.2%
UP Support Services, Inc.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—		15,417,641	13,190,366	15,224,920

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)			2,500,000	2,500,000	2,167,431

Preferred Equity—1.2(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00	% (7)	—		2,000	2,000,000	1,986,526
Universal Pegasus International Holdings, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%		—		376,988	34,420,612	5,877,695

Total Preferred Equity								36,420,612	7,864,221

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								63,870,076	37,519,282

Total Investments—159.9%								1,107,804,973	1,114,877,207
Cash Equivalents—2.5%								17,333,318	17,333,318

Total Investments and Cash Equivalents—162.4%								$1,125,138,291	$1,132,210,525

Liabilities in Excess of Other Assets—(62.4%)									(434,834,217)

Net Assets—100.0%									$697,376,308

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

MARCH 31, 2013

(Unaudited)

(1)	The provisions of the 1940 Act, classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities. (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime or “P,” rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or in-kind or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investment). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.
(14)	Security is subject to restrictions on resale.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—130.3% (1),(2)
First Lien Secured Debt—41.7%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	14,906,250	$14,332,682	$14,906,250
American Surgical Holdings, Inc.	03/23/2015	Healthcare, Education and Childcare	14.00%		L+1,000	(8)	17,811,828	17,441,366	17,811,828
Brand Energy and Infrastructure Services, Inc.	02/07/2014	Energy/Utilities	3.68%		L+325		2,000,000	1,757,029	1,973,334
CEVA Group PLC(5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,355,237	7,687,500
CEVA Group PLC(5),(10)	04/01/2018	Cargo Transport	11.50%		—		1,000,000	990,089	880,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	11,100,000
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,795,443	12,720,000
Hanley-Wood, L.L.C.	01/13/2017	Other Media	8.00%		L+650	(8)	1,752,896	1,752,896	1,752,896
IDQ Holdings, Inc. (5)	04/01/2017	Auto Sector	11.50%		—		11,500,000	11,288,165	12,218,750
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	24,115,645	23,829,738	23,802,142
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,525,000	18,165,492	18,571,313
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.28%		L+225		9,598,649	9,598,649	6,371,103
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.00%		L+775	(8)	18,952,500	18,216,865	19,236,788
Kadmon Pharmaceuticals, LLC	10/31/2012	Healthcare, Education and Childcare	15.00%		L+1,300	(8)	4,931,494	4,992,740	5,110,409
Learning Care Group, Inc.	04/27/2016	Education	12.00%		—		26,052,632	25,640,832	25,857,237
Penton Media, Inc.	08/01/2014	Other Media	5.00 (PIK 1.00	% %)	L+400	(8)	37,775,294	33,971,917	30,503,550
Pre-Paid Legal Services, Inc., Tranche A	12/30/2016	Personal, Food and Miscellaneous Services	7.50%		L+600	(8)	1,552,846	1,533,687	1,556,728
Pre-Paid Legal Services, Inc., Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.00%		L+950	(8)	35,000,000	34,118,800	35,350,000
Questex Media Group LLC(9)	12/16/2012	Other Media	1.36%		—		133,603	133,603	133,603
Tekelec Global Inc. (First Out)	01/29/2018	Telecommunications	9.00%		L+750	(8)	850,000	838,369	850,000
Tekelec Global Inc. (Second Out)	01/29/2018	Telecommunications	13.50%		L+1,200	(8)	10,625,000	10,338,450	10,848,126
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	14,934,000	14,934,000	14,859,330
Yonkers Racing Corp. (5)	07/15/2016	Hotels, Motels, Inns and Gaming	11.38%		—		4,500,000	4,401,515	4,860,000

Total First Lien Secured Debt								277,427,564	278,960,887

Second Lien Secured Debt—25.3%
American Gilsonite Company(5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,098,500
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	6.33%		L+600		13,600,000	13,378,432	12,729,600
Brand Energy and Infrastructure Services, Inc.	02/07/2015	Energy/Utilities	7.36%		L+700		12,000,000	11,866,485	11,232,000
DirectBuy Holdings, Inc. (5), (6)	02/01/2017	Consumer Products	12.00%		—		34,000,000	31,964,822	10,880,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50%		—		45,000,000	44,543,688	45,000,000
Greatwide Logistics Services, L.L.C.	03/01/2014	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,184,219	3,184,222	2,292,640
Paradigm Management Services, LLC	07/31/2017	Healthcare, Education and Childcare	12.50%		L+1,100	(8)	20,512,821	20,059,979	20,512,821
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+650	(8)	2,752,666	2,752,666	2,584,753
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	L+850	(8)	2,230,508	2,230,508	2,002,996
Realogy Corp.	10/15/2017	Buildings and Real Estate	13.50%		—		10,000,000	10,000,000	10,062,500
ROC Finance LLC and ROC Finance 1 Corp.	09/01/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,752,822	18,560,000
TransFirst Holdings, Inc.	06/15/2015	Financial Services	6.22%		L+600		7,811,488	7,511,344	7,411,149

Total Second Lien Secured Debt								188,644,968	169,366,959

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—52.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,563,943	$19,000,000
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	35,552,000	34,172,451	24,175,360
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,754,461	8,930,000
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,277,586	22,812,086	22,812,034
Diversitech Corporation	01/29/2017	Manufacturing/ Basic Industry	13.50	% (7)	—	11,000,000	10,836,901	11,275,000
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,254,035	24,751,548	25,254,035
Galls, LLC; Quartermaster Inc.	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—	21,797,263	21,399,764	21,906,249
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,171,374	16,748,220	17,377,430
Last Mile Funding Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—	45,597,139	44,677,474	45,095,570
Learning Care Group (US) Inc.	06/30/2016	Education	15.00 (PIK 15.00	% %)	—	5,277,718	4,696,436	4,815,918
LTI Flexible Products, Inc.	01/19/2019	Chemical, Plastic and Rubber	12.50%		—	30,000,000	30,000,000	30,000,000
LTI Flexible Products, Inc.(9)	01/11/2014	Chemical, Plastic and Rubber	—		—	5,000,000	4,825,000	5,000,000
Mailsouth, Inc.	06/15/2017	Printing and Publishing	14.50 (PIK 2.00	% %)	—	15,000,000	14,632,413	15,210,000
PAS Technologies, Inc.	05/12/2017	Aerospace and Defense	15.02 (PIK 3.02	% %)	—	17,123,218	16,783,033	17,123,218
Prince Mineral Holdings Corp.	12/03/2016	Mining, Steel, Iron and Non- Precious Metals	13.50 (PIK 2.00	% %)	—	26,696,517	26,263,685	26,696,517
Realogy Corp.	04/15/2018	Buildings and Real Estate	11.00%		—	10,000,000	9,247,298	9,400,000
TRAK Acquisition Corp.	12/29/2015	Business Services	15.00	% (7)	—	12,020,950	11,708,199	12,020,950
TrustHouse Services Group, Inc.	06/03/2019	Beverage, Food, and Tobacco	14.25 (PIK 2.25	% %)	—	14,778,578	14,527,411	14,778,578
TrustHouse Services Group, Inc.(9)	06/02/2014	Beverage, Food, and Tobacco	—		—	4,000,000	3,920,000	4,000,000
Veritext Corp.	12/31/2015	Business Services	13.00%		—	16,200,000	15,916,579	16,200,000

Total Subordinated Debt/Corporate Notes							355,236,902	351,070,859

Preferred Equity/Partnership Interests—1.7% (6)
AH Holdings, Inc. (American Surgical Holdings, Inc.)	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	624,081
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holding Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	1,031,820
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	881,885
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	—
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	2,375,000	2,375,000
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%		—	3,591	24,177	27,916
PAS Tech Holdings, Inc., Series A-1 (PAS Technologies, Inc.)	—	Aerospace and Defense	8.00%		—	20,000	1,980,000	823,710
TrustHouse Services Holdings, LLC	—	Beverage, Food, and Tobacco	12.00%		—	1,099	984,344	1,111,742
TZ Holdings, L.P., Series A (Trizetto Group, Inc.)	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B (Trizetto Group, Inc.)	—	Insurance	6.50%		—	1,312	1,312,006	1,666,679
Verde Parent Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	1,949,629

Total Preferred Equity/Partnership Interests							12,101,421	11,178,282

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests—9.2% (6)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	$2,000,000	$1,737,396
AH Holdings, Inc. (Warrants) (American Surgical Holdings, Inc.)	03/23/2021	Healthcare, Education and Childcare			753	—	2,063,780
Alegeus Technologies Holding Corp., Class A (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	1,033
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (11) (Galls, LLC; Quartermaster Inc.)	—	Distribution	—	—	1,505,000	1,505,000	1,680,720
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	270,457
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	—
Convergint Technologies Holdings, LLC (Convergint Technologies) LLC	—	Electronics	—	—	2,375	—	—
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	1,904,033	6,665,183
DirectBuy Investors, L.P.	—	Consumer Products	—	—	30,000	1,350,000	—
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—	—	348,912	2,443,050	2,642,438
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	12,013,688
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	1,267	779,920	—
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	5,425,378
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	31,778
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,700	1,700,000	1,641,575
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	4,377,360
Paradigm Acquisition Corp. (Paradigm Management Services, LLC)	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	2,124,491
PAS Tech Holdings, Inc. (PAS Technologies, Inc.)	—	Aerospace and Defense	—	—	20,000	20,000	—
QMG HoldCo, LLC, Class A (Questex Media Group, Inc.)	—	Other Media	—	—	4,325	1,306,166	1,404,661
QMG HoldCo, LLC, Class B (Questex Media Group, Inc.)	—	Other Media	—	—	531	—	172,457
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—	—	300,000	3,000,000	3,000,000
Titan Private Holdings I, LLC – Class A (Tekelec Global, Inc.)	—	Telecommunications	—	—	2,276,847	2,274,883	6,182,426
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	1,197,412
Transportation 100 Holdco, L.L.C. (13) (Greatwide Logistics Services, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
TZ Holdings, L.P. (Trizetto Group, Inc.)	—	Insurance	—	—	2	9,567	713,718
Verde Parent Holdings, Inc.	—	Personal Transportation	—	—	9,166	9,167	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	6,941,000

Total Common Equity/Warrants/ Partnership Interests						38,457,098	61,315,758

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						871,867,953	871,892,745

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

SEPTEMBER 30, 2012

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—12.0% (1),(2)
Second Lien Secured Debt—1.1%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	$8,000,000	$7,672,000

Subordinated Debt/Corporate Notes—7.1%
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	% (7)	—		7,567,234	7,435,314	7,453,725
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		24,000,000	23,495,700	24,000,000
Service Champ, Inc. (9)	10/02/2013	Auto Sector	—		—		16,000,000	15,640,000	16,000,000

Total Subordinated Debt/Corporate Notes								46,571,014	47,453,725

Common Equity/Partnership Interest—3.8% (6)
EnviroSolutions, Inc.	—	Environmental Services	—		—		125,106	10,055,844	18,425,519
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	2,902,355
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	4,200,000	4,501,658

Total Common Equity/Partnership Interest								18,005,844	25,829,532

Total Investments in Non-Controlled, Affiliated Portfolio Companies								72,576,858	80,955,257

Investments in Controlled, Affiliated Portfolio Companies—5.6% (1),(2)
First Lien Secured Debt—1.9%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—		10,800,000	10,800,000	10,800,000
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—		743,187	668,632	743,187
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—		1,173,479	1,068,059	1,173,479

Total First Lien Secured Debt								12,536,691	12,716,666

Second Lien Secured Debt—2.1%
UP Support Services, Inc.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—		14,300,282	11,809,647	14,300,282

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—		2,700,000	2,700,000	2,158,053

Preferred Equity—1.3% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	216,947
Universal Pegasus International Holdings, Inc.	—	Oil and Gas	8.00%		—		411,988	35,120,613	8,239,760

Total Preferred Equity								37,120,613	8,456,707

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								64,167,051	37,631,708

Total Investments—147.9%								1,008,611,862	990,479,710

Cash Equivalents—1.1%								7,559,453	7,559,453

Total Investments and Cash Equivalents—149.0%								$1,016,171,315	$998,039,163

Liabilities in Excess of Other Assets—(49.0%)									(328,322,116)

Net Assets—100.0%									$669,717,047

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L”, or Prime or “P”, rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in May 2010 and July 2012, respectively. SBIC LP and SBIC II received licenses from the SBA to operate as small business investment companies, or SBICs, under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in July 2010 and January 2013, respectively. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

MARCH 31, 2013

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

MARCH 31, 2013

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. For the three and six months ended March 31, 2013 we received an excise tax credit of $0.2 million and $0.1 million, respectively. Although not required for us to maintain our RIC tax status, for the three and six months ended March 31, 2012 we elected to retain a portion of our calendar year income and incurred an excise tax of approximately $0.2 million and $0.3 million, respectively.

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

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, Financial Services – Investment Companies – Consolidation, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiaries in our Consolidated Financial Statements.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, if any). The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2013, the Investment Adviser earned a base management fee of $5.3 million and $10.5 million, respectively, from us. For the three and six months ended March 31, 2012, the Investment Adviser earned a base management fee of $4.2 million and $8.2 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three and six months ended March 31, 2013, the Investment Adviser earned a performance based incentive fee on net investment income, as calculated under the Investment Management Agreement, of $3.6 million and $8.1 million, respectively, from us. For the three and six months ended March 31, 2012, the Investment Adviser earned an incentive fee of $2.4 million and $6.1 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees from inception. For the three and six months ended March 31, 2013 and 2012, the Investment Adviser did not earn a performance based incentive fee on capital gains as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2013 and 2012, the Investment Adviser did not earn a performance based incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of PennantPark Investment, in February 2013. Under this agreement, the Administrator provides administrative services to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment reimburses the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2013, the Investment Adviser and Administrator, collectively, were reimbursed $1.5 million and $2.0 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2012, the Investment Adviser and Administrator, collectively, were reimbursed $1.7 million and $2.4 million, respectively, from us, including expenses incurred by the Investment Advisor on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three and six months ended March 31, 2013, PennantPark Investment was reimbursed $0.1 million and $0.2 million, respectively, for the services described above. For the three and six months ended March 31, 2012, PennantPark Investment was reimbursed $0.3 million and $0.5 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three and six months ended March 31, 2013 totaled $77.7 million and $250.2 million, respectively. For the same periods in the prior year, purchases of long-term investments including PIK totaled $114.0 million and $160.0 million, respectively. Sales and repayments of long-term investments for the three and six months ended March 31, 2013 totaled $42.5 million and $153.4 million, respectively. For the same periods in the prior year, sales and repayments of long-term investments totaled $49.3 million and $118.5 million, respectively. Investments and cash equivalents consisted of the following:

Investments and cash equivalents consisted of the following:

	March 31, 2013		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
First lien	$281,154,196	$291,304,100	$289,964,255	$291,677,553
Second lien	237,029,448	249,067,314	208,454,615	191,339,241
Subordinated debt / corporate notes	430,494,373	427,580,102	404,507,916	400,682,637
Preferred equity	66,927,589	24,607,210	49,222,034	19,634,989
Common equity	92,199,367	122,318,481	56,463,042	87,145,290

Total investments	1,107,804,973	1,114,877,207	1,008,611,862	990,479,710
Cash equivalents	17,333,318	17,333,318	7,559,453	7,559,453

Total investments and cash equivalents	$1,125,138,291	$1,132,210,525	$1,016,171,315	$998,039,163

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	March 31, 2013	September 30, 2012
Energy/Utilities	8%	7%
Oil and Gas	7	3
Printing and Publishing	7	4
Electronics	6	7
Auto Sector	5	6
Business Services	5	6
Cargo Transport	5	6
Chemical, Plastic and Rubber	5	5
Consumer Products	5	5
Healthcare, Education and Childcare	5	8
Hotels, Motels, Inns and Gaming	5	2
Other Media	5	4
Distribution	4	4
Personal, Food and Miscellaneous Services	4	4
Education	3	3
Beverage, Food and Tobacco	2	2
Buildings and Real Estate	2	2
Communications	2	3
Diversified Natural Resources, Precious Metals and Minerals	2	3
Environmental Services	2	2
Insurance	2	2
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Telecommunications	2	2
Financial Services	1	2
Mining, Steel, Iron and Non-Precious Metals	1	3
Other	3	3

Total	100%	100%

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

MARCH 31, 2013

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2013 our ability to observe valuation inputs resulted in one reclassification of assets between Level 3 to 2 with no other reclassification between Levels. During the six months ended March 31, 2012 our ability to observe valuation inputs resulted in no reclassification of assets between Levels.

In addition to using the above inputs in cash equivalents, investments, 2025 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges of inputs were categorized as follows for ASC 820 disclosure:

Asset Category	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$312,775,844	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	608,655,152	Market Comparable	Market Yield	8.0% – 18.4% (13.5%)
Preferred and common equity	121,655,918	Enterprise Market Value	EBITDA multiple	5.5X – 22.6X (9.0X)

Total Level 3 investments	$1,043,086,914

Long-Term Credit Facility	$168,200,000	Market Comparable	Market Yield	3.3%

Our cash equivalents, investments, 2025 Notes and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value at March 31, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$967,951,516	$—	$46,520,520	$921,430,996
Equity investments	146,925,691	25,268,864	909	121,655,918

Total investments	1,114,877,207	25,268,864	46,521,429	1,043,086,914
Cash equivalents	17,333,318	17,333,318	—	—

Total investments and cash equivalents	$1,132,210,525	$42,602,182	$46,521,429	$1,043,086,914

Long-Term Credit Facility	$168,200,000	$—	$—	$168,200,000
2025 Notes	$71,677,500	71,677,500	—	—

Total debt	$239,877,500	$71,677,500	$—	$168,200,000

		Fair Value at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$883,669,431	$—	$35,275,360	$848,424,071
Equity investments	106,780,279	5,425,378	31,778	101,323,123

Total investments	990,449,710	5,425,378	35,307,138	949,747,194
Cash equivalents	7,559,453	7,559,453	—	—

Total investments and cash equivalents	$998,009,163	$12,984,831	$35,307,138	$949,747,194

Long-Term Credit Facility	$108,952,500	$—	$—	$108,952,500

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	For the six months ended March 31, 2013
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2012	$848,424,071	$101,323,123	$949,747,194
Realized gains (losses)	2,376,015	(3,335,647)	(959,632)
Unrealized appreciation (depreciation)	40,321,756	(22,179,968)	18,141,788
Purchases, PIK, net discount accretion and non-cash exchanges	243,962,981	46,548,450	290,511,431
Sales and non-cash exchanges	(200,813,827)	(700,040)	(201,513,867)
Transfers in or out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance, March 31, 2013	$921,430,996	$121,655,918	$1,043,086,914

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$41,392,812	$(23,529,968)	$17,862,844

	For the six months ended March 31, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Realized (losses) gains	(4,447,450)	2,534,403	(1,913,047)
Unrealized appreciation	2,781,866	8,545,282	11,327,148
Purchases, PIK and net discount accretion	144,094,844	16,005,789	160,100,633
Sales / repayments	(111,542,433)	(5,398,142)	(116,940,575)
Exchanges	(1,694,543)	1,694,543	—

Transfers in or out of Level 3	—	—	—

Ending Balance, March 31, 2012	$761,886,735	$75,735,203	$837,621,938

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$6,191,605	$10,390,011	$16,581,616

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
	For the six months ended,
Credit Facility	March 31, 2013	March 31, 2012
Beginning Balance, September 30, 2012 (Cost – $109,500,000 and $240,900,000, respectively)	$108,952,500	$238,792,125
Total unrealized appreciation included in earnings	547,500	1,365,375
Borrowings(1)	311,000,000	437,800,000
Repayments(1)	(252,300,000)	(530,200,000)
Transfers in and/or out of Level 3	—	—

Ending Balance, March 31, 2013 (Cost – $168,200,000 and $148,500,000, respectively)	$168,200,000	$147,757,500

(1) Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $2.4 million relating to debt issuance costs during the three months ended March 31, 2013 relating to our 2025 Notes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2013, our Credit Facility and 2025 Notes had a combined net change in unrealized appreciation of $0.4 million and $1.0 million, respectively. For the three and six months ended March 31, 2012, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $1.4 million, respectively. As of March 31, 2013 and September 30, 2012, combined net unrealized (appreciation) depreciation on our Credit Facility and 2025 Notes totaled $(0.4) million and $0.5 million, respectively. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the New York Stock Exchange, or the NYSE, and PennantPark Investment uses the closing quote on the exchange to measure their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we have ownership of 5% or more of its voting securities. A controlled affiliate is a company in which we own more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the six months ended March 31, 2013 were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Received	Fair Value at March 31, 2013	Capital Gains / (Losses)
Controlled Affiliates
PAS International Holdings, Inc. *	$17,946,928	$3,000,000	$—	$—	$5,307,142	$(1,999,960)
SuttonPark Holdings, Inc.	13,175,000	2,000,000	(3,000,000)	961,333	14,500,000	—
UP Support Services, Inc.	24,456,708	1,117,359	(700,000)	1,151,016	23,019,282	—
Non-Controlled Affiliates
Direct Buy Holdings, Inc. **	10,880,000	300,197	—	300,197	15,017,966	(1,350,000)
Envirosolutions, Inc.	18,425,519	1,736,820	—	—	21,136,467	—
Performance Holdings, Inc.	18,028,080	—	—	857,542	18,399,452	—
Service Champ, Inc.	44,501,658	—	—	743,785	45,704,407	—

Total Controlled and Non-Controlled Affiliates	$147,413,893	$8,154,376	$(3,700,000)	$4,013,873	$143,084,716	$(3,349,960)

*	Became a controlled affiliate during the three months ended March 31, 2013.
**	Became a controlled affiliate during the three months ended December 31, 2012.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Numerator for net increase in net assets resulting from operations	$26,972,329	$26,398,109	$55,513,515	$42,243,633

Denominator for basic and diluted weighted average shares	66,400,755	53,053,201	66,286,285	49,351,372
Basic and diluted net increase in net assets per share resulting from operations	$0.41	$0.50	$0.84	$0.85

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2013 and September 30, 2012, cash equivalents were invested in money market funds in the amount of $17.3 million and $7.6 million, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$10.22	$10.13
Net investment income (1)	0.49	0.50
Net change in realized and unrealized gain (1)	0.35	0.35

Net increase in net assets resulting from operations (1)	0.84	0.85
Distributions to stockholders (1) (2)	(0.56)	(0.58)
Effect of common stock issuance	—	0.06
Effect of offering costs	—	(0.08)

Net asset value, end of period	$10.50	$10.38

Per share market value, end of period	$11.30	$10.40
Total return* (3)	11.91%	22.89%
Shares outstanding at end of period	66,401,248	56,206,873
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.44%	6.97%
Ratio of debt expenses to average net assets (5)	2.40%	3.00%

Ratio of total expenses to average net assets	8.84%	9.98%
Ratio of net investment income to average net assets	9.33%	9.61%
Net assets at end of period	$697,376,308	$583,307,644

Average debt outstanding	$352,917,857	$335,854,645

Average debt per share (1)	$5.32	$6.81
Portfolio turnover ratio	28.80%	28.48%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Calculated based on the weighted average shares outstanding for the respective periods.
(2)	Determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude debt related costs.
(5)	Ratio does not annualize the 2025 Notes offering costs.

10. DEBT

Credit Facility

On February 21, 2012, we amended and restated our multi-currency Credit Facility, which received $380 million in commitments, with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. The Credit Facility includes an accordion feature whereby it can be expanded to $600 million if certain conditions are satisfied. As of March 31, 2013 and September 30, 2012, there was $171.7 million (including a temporary draw of $3.5 million) and $145.0 million (including a temporary draw of $35.5 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.04% and 3.49%, respectively, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility, with a stated maturity date of February 21, 2016, with a one-year term-out period following its third-year, and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the assets of the Company excluding assets held by our SBIC Funds.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of March 31, 2013. In January, 2013, our wholly-owned subsidiary, SBIC II, received a license from the SBA to operate as an SBIC under the 1958 Act. We have funded SBIC II with $2.5 million of seed capital. Our SBIC Funds are subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and may borrow to a maximum of $225 million as part of a group of SBICs under common control. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of March 31, 2013, SBIC LP had fully drawn $150.0 million in debt commitments with a weighted average interest rate of 3.70%, exclusive of the 3.43% of upfront fees, which are amortized over the life of the loan (4.04% after upfront fees). Our fixed-rate SBA debentures as of both March 31, 2013 and September 30, 2012 were as follows:

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

MARCH 31, 2013

(Unaudited)

Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, requiring capitalization thresholds and being subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). If our SBIC Funds fail to comply with applicable SBA regulations the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable and/or limit it from making new investments. These actions by the SBA would, in turn, negatively affect us because our SBIC Funds are wholly owned by us.

2025 Notes

During the quarter ended March 31, 2013 we issued $71.3 million in aggregate principal amount of 2025 Notes, including the exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year, commencing on May 1, 2013. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinate to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

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

12. SUBSEQUENT EVENTS

On April 29, 2013, we utilized the accordion feature of our Credit Facility and expanded the facility by $50 million, bringing the size of our Credit Facility to $430 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2013, the consolidated statement of operations for the three and six months ended March 31, 2013 and March 31, 2012, and the consolidated statement of changes in net assets and cash flows for the six months ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries, including the consolidated schedule of investments, as of September 30, 2012 and the related consolidated statements of operations, changes in net assets, and the cash flows for the year then ended (not presented herein); and in our report dated November 14, 2012, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York

May 8, 2013

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

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

Organization and Structure of PennantPark Investment Corporation

PennantPark Investment Corporation was organized under the Maryland General Corporation Law in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. As such, we are required to comply with certain regulatory requirements. For instance, we generally have to hold at least 70% of our total assets in “qualifying assets,” including securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high quality debt investments that mature in one year or less. In addition, for federal income tax purposes we intend to continue to be treated as a RIC and qualify annually under the Code.

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in May 2010 and July 2012, respectively. SBIC LP and SBIC II received licenses from the SBA to operate as small business investment companies, or SBICs, under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in July 2010 and January 2013, respectively. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

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

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitments we accrue under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2013, our portfolio totaled $1,114.9 million and consisted of $291.3 million of senior secured loans, $249.1 million of second lien secured debt, $427.6 million of subordinated debt and $146.9 million of preferred and common equity investments. Our debt portfolio consisted of 67% fixed-rate and 33% variable-rate investments (including 30% with a London Interbank Offered Rate, or LIBOR, or prime floor). Our overall portfolio consisted of 58 companies with an average investment size of $19.2 million, had a weighted average yield on debt investments of 13.5%, and was invested 26% in senior secured loans, 22% in second lien secured debt, 39% in subordinated debt and 13% in preferred and common equity investments.

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

For the three months ended March 31, 2013, we invested $75.4 million in one new portfolio company and seven existing portfolio companies with a weighted average yield on debt investments of 13.5%. Sales and repayments of long-term investments for the three months ended March 31, 2013 totaled $42.5 million. During the three months ended March 31, 2013, we had one investment restructured after going on non-accrual status. For the six months ended March 31, 2013, we invested $243.8 million in six new and 14 existing portfolio companies with a weighted average yield of 12.9% on debt investments. Sales and repayments of long-term investments for the six months ended March 31, 2013 totaled $153.4 million.

For the three months ended March 31, 2012, we invested $110.9 million in five new and four existing portfolio companies with a weighted average yield on debt investments of 13.2%. Sales and repayments of long-term investments for the three months ended March 31, 2012 totaled $49.3 million. For the six months ended March 31, 2012, we invested approximately $153.9 million in six new and 11 existing portfolio companies with a weighted average yield of 14.2% on debt investments. Sales and repayments of long-term investments for the six months ended March 31, 2012 totaled $118.5 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $2.4 million relating to debt issuance related costs. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2013, our Credit Facility and 2025 Notes had a combined net change in unrealized appreciation of $0.4 million and $1.0 million, respectively. For the three and six months ended March 31, 2012, our Credit Facility had a net change in unrealized appreciation of $0.2 million and $1.4 million, respectively. As of March 31, 2013 and September 30, 2012, combined net unrealized (appreciation) depreciation on our Credit Facility and 2025 Notes totaled $(0.4) million and $0.5 million, respectively. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the New York Stock Exchange, or the NYSE, and PennantPark Investment uses the closing quote on the exchange to measure their fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2013 and 2012.

Investment Income

Investment income for the three and six months ended March 31, 2013 was $31.0 million and $64.0 million, respectively, and was attributable to $9.2 million and $18.0 million from senior secured loans, $8.6 million and $15.0 million from second lien secured debt investments, $13.2 million and $29.7 million from subordinated debt investments, and zero and $1.3 million from common equity investments, respectively. This compares to investment income for the three and six months ended March 31, 2012 which was $26.4 million and $53.2 million, respectively, and was attributable to $9.4 million and $20.7 million from senior secured loans, $4.4 million and $8.5 million from second lien secured debt investments, and $12.6 million and $24.0 million from subordinated debt investments, respectively. The increase in investment income compared with the same period in the prior year was due to the growth of our portfolio which was funded through the issuance of shares and 2025 Notes.

Expenses

Expenses for the three and six months ended March 31, 2013 totaled $17.0 million and $31.8 million, respectively. Base management fees for the same periods totaled $5.3 million and $10.5 million, performance-based incentive fees totaled $3.6 million and $8.1 million, debt related interest and expenses (excluding the $2.4 million debt issuance expenses associated with our 2025 Notes) totaled $4.0 million and $7.1 million, general and administrative expenses and excise tax totaled $1.7 million and $3.7 million, respectively. This compares to expenses for the three and six months ended March 31, 2012, which totaled $16.6 million and $28.4 million, respectively. Base management fee for the same respective periods totaled $4.2 million and $8.2 million, performance-based incentive fees totaled $2.4 million and $6.1 million, Credit Facility and SBA debentures expenses (excluding the $5.4 million upfront fees associated with amending and restating our Credit Facility) totaled $2.7 million and $5.1 million, general and administrative expenses totaled $1.7 million and $3.3 million and excise taxes totaled $0.2 million and $0.3 million, respectively. The increase in expenses was due to the growth of the portfolio as well as the higher cost of debt capital.

Net Investment Income

Net investment income totaled $14.1 million and $32.2 million, or $0.21 and $0.49 per share, for the three and six months ended March 31, 2013, respectively. For the same respective periods in the prior year, net investment income totaled $9.8 million and $24.8 million, or $0.18 and $0.50 per share. The increase in net investment income compared to the same period in the prior year was primarily the result of the growth of our portfolio offset by the increased cost of debt capital.

Net Realized Gain or Losses

Sales and repayments of long-term investments for the three and six months ended March 31, 2013 totaled $42.5 million and $153.4 million, respectively, and realized losses totaled $1.8 million and $1.0 million, respectively, due to sales and refinancing of our investments. Sales and repayments of long-term investments for the three and six months ended March 31, 2012 totaled $49.3 million and $118.5 million, respectively, and realized losses totaled $3.9 million and $12.0 million, respectively, due to sales and refinancing of our investments.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2013, we reported unrealized appreciation on investments of $15.2 million and $25.2 million, respectively. For the three and six months ended March 31, 2012, we reported unrealized appreciation on investments of $20.8 million and $30.8 million, respectively. The change in unrealized appreciation for current periods compared to the prior periods is the result of changes in the leveraged credit markets. As of March 31, 2013 and September 30, 2012, our net unrealized appreciation (depreciation) on investments totaled $7.1 million and $(18.1) million, respectively.

For the three and six months ended March 31, 2013, our Credit Facility and 2025 Notes changed in value due to unrealized appreciation of $0.4 million and $1.0 million, respectively. For the three and six months ended March 31, 2012, our Credit Facility increased in value due to unrealized appreciation of $0.2 million and $1.4 million, respectively. The change in unrealized appreciation for current periods compared to the prior periods is the result of issuing new debt capital and the resetting of our Credit Facility to current market rates. On March 31, 2013 and September 30, 2012, net unrealized depreciation on our Credit Facility totaled $0.4 million and $0.5 million, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $27.0 million and $55.5 million or $0.41 per share and $0.84 per share, for the three and six months ended March 31, 2013, respectively. This compares to a net increase in net assets resulting from operations which totaled $26.4 million and $42.2 million, or $0.50 per share and $0.85 per share, for the three and six months ended March 31, 2012, respectively. The change in net assets from operations is due to both unrealized appreciation on investments and net investment income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital and proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

In February 2012, we amended and restated our multi-currency Credit Facility, which increased the size of the Credit Facility to $380 million, with certain lenders and SunTrust Bank, acting as administrative agent and JPMorgan Chase Bank, N.A., as syndication agent for the lenders. The Credit Facility includes an accordion feature whereby it can be expanded to $600 million if certain conditions are satisfied. As of March 31, 2013 and September 30, 2012, we had $171.7 million (including a temporary draw of $3.5 million) and $145.0 million (including a temporary draw of $35.5 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.04% and 3.49%, respectively, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility with a stated maturity date of February 2016, and a one-year term-out period following its third year. Borrowings under the Credit Facility bear interest at 275 basis points over LIBOR. As of March 31, 2013 and September 30, 2012, we had $208.3 million and $235.0 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiaries). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of March 31, 2013, we were in compliance with the terms of our Credit Facility.

During the quarter ended March 31, 2013 we issued $71.3 million in aggregate principal amount of 2025 Notes, after exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year, commencing on May 1, 2013. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinate to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate or strategic purposes. For the six months ended March 31, 2013 we issued an additional 700,000 shares of common stock, pursuant to the underwriters’ partial exercise of the over-allotment option in connection with an equity offering, at a public offering price of $10.82 per share, generating gross proceeds of $7.6 million and net proceeds of $7.3 million after underwriting discounts payable by us. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of March 31, 2013, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. As a result of this exemptive relief, our ratio of total assets on a consolidated basis, including the principal amount of our SBA debentures, to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of March 31, 2013. Effective January 2013, our wholly-owned subsidiary, SBIC II, received a license from the SBA to operate as an SBIC under the 1958 Act. Our SBIC Funds are subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and may borrow to a maximum of $225 million as part of a group of SBICs under common control. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of March 31, 2013 and September 30, 2012, SBIC LP had fully drawn $150.0 million in debt commitments with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%. Both fees are being amortized over the lives of the loans. Our fixed rate SBA debentures as of March 31, 2013 and September 30, 2012 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1) Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2013, our SBIC Funds were in compliance with their regulatory requirements.

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

Our operating activities used cash of $63.1 million for the six months ended March 31, 2013, primarily for net purchases of investments. Our financing activities provided cash of $72.9 million for the same period, primarily from the proceeds of the issuance of the 2025 Notes.

Our operating activities used cash of $44.0 million for the six months ended March 31, 2012, primarily for net purchase of investments. Our financing activities used cash of $0.6 million for the same period and used proceeds from the equity offering to pay down the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2013 including borrowings under our debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$171.7	$—	$—	$171.7	$—
2025 Notes	71.3	—	—	—	71.3
SBA debentures	150.0	—	—	—	150.0

Total debt outstanding(1)	393.0	—	—	171.7	221.3
Unfunded investments(2)	26.8	17.6	8.7	—	0.5

Total contractual obligations	$419.8	$17.6	$8.7	$171.7	$221.8

(1)	The weighted average interest rate on the total debt outstanding as of March 31, 2013 was 3.87% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(2)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved in February 2013, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

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

Dividends and Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the three and six months ended March 31, 2013 we received an excise tax credit of $(0.2) million and $(0.1) million, respectively. For the three and six months ended March 31, 2012 we elected to retain a portion of our calendar year income and incurred an excise tax of approximately $0.2 million and $0.3 million, respectively.

During the three and six months ended March 31, 2013 we declared dividends of $0.28 and $0.56 per share, respectively, for total dividends of $18.6 million and $37.2 million, respectively. For the same periods in the prior year, we declared dividends of $0.28 and $0.56 per share, respectively, for total dividends of $15.7 million and $28.5 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Developments

On April 29, 2013, we utilized the accordion feature of our Credit Facility and expanded the facility by $50 million, bringing the size of our Credit Facility to $430 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, our debt portfolio consisted of 67% fixed-rate investments and 33% variable-rate investments (including 30% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statement of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations, or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a material and adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. capital markets have experienced a period of disruption characterized by the freezing of credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of the U.S. government spending cuts that took effect March 1, 2013. We may in the future have difficulty accessing debt and equity capital, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations.

In addition to the risk factor above and other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described above, in our Annual Report on Form 10-K and our prior Quarterly Report on Form 10-Q are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 8, 2013	By:	/s/ Arthur H. Penn

Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Aviv Efrat

Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)