Form 10-Q
period 2013-06-30
PENNANTPARK INVESTMENT CORP
filed 2013-08-07
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 7, 2013 was 66,499,327.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013 (unaudited)	September 30, 2012
Assets
Investments at fair value
Non-controlled, non-affiliated investments, at fair value (cost—$888,478,404 and $871,867,953, respectively)	$919,743,390	$871,892,745
Non-controlled, affiliated investments, at fair value (cost—$127,568,788 and $72,576,858, respectively)	109,229,772	80,955,257
Controlled, affiliated investments, at fair value (cost—$63,124,956 and $64,167,051, respectively)	37,291,710	37,631,708

Total of investments, at fair value (cost—$1,079,172,148 and $1,008,611,862, respectively)	1,066,264,872	990,479,710
Cash equivalents (See Note 8)	16,322,503	7,559,453
Interest receivable	13,175,682	14,928,862
Prepaid expenses and other assets	6,231,236	5,999,506

Total assets	1,101,994,293	1,018,967,531

Liabilities
Distributions payable	18,606,033	15,824,061
Payable for investments purchased	15,932,290	—
Unfunded investments	22,881,667	26,935,270
Credit Facility payable (cost—$114,500,000 and $145,000,000, respectively) (See Notes 5 and 10)	114,500,000	144,452,500
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	71,250,000	—
Management fee payable (See Note 3)	5,412,460	4,791,913
Performance-based incentive fee payable (See Note 3)	4,413,710	4,206,989
Interest payable on debt	3,194,151	854,725
Accrued other expenses	2,701,325	2,185,026

Total liabilities	408,891,636	349,250,484

Net assets
Common stock, 66,450,117 and 65,514,503 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	66,450	65,514
Paid-in capital in excess of par value	754,568,763	744,704,825
(Distributions in excess of) Undistributed net investment income	(3,075,320)	2,804,397
Accumulated net realized loss on investments	(45,549,961)	(60,273,037)
Net unrealized depreciation on investments	(12,907,275)	(18,132,152)
Net unrealized depreciation on debt	—	547,500

Total net assets	$693,102,657	$669,717,047

Total liabilities and net assets	$1,101,994,293	$1,018,967,531

Net asset value per share	$10.43	$10.22

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$26,693,069	$25,860,359	$80,520,256	$74,190,105
Other income	3,941,167	2,628,858	9,184,121	5,584,060
From non-controlled, affiliated investments:
Interest	2,140,854	458,901	4,471,618	1,581,426
Other income	—	—	227,800	—
From controlled, affiliated investments:
Interest	949,583	437,500	3,336,040	1,230,444

Total investment income	33,724,673	29,385,618	97,739,835	82,586,035

Expenses:
Base management fee (See Note 3)	5,412,461	4,493,917	15,869,172	12,715,349
Performance-based incentive fee (See Note 3)	4,413,711	3,892,819	12,518,209	10,016,789
Interest and expenses on debt (See Note 10)	4,212,450	3,206,771	11,292,224	8,318,513
Administrative services expenses (See Note 3)	1,157,748	1,046,991	3,485,607	2,652,647
Other general and administrative expenses	520,970	820,827	2,000,919	2,561,021

Expenses before taxes and debt issuance costs	15,717,340	13,461,325	45,166,131	36,264,319
Tax expense	32,500	353,697	(82,396)	633,697
Debt issuance costs (See Note 5)	320,000	—	2,757,500	5,361,319

Total expenses	16,069,840	13,815,022	47,841,235	42,259,335

Net investment income	17,654,833	15,570,596	49,898,600	40,326,700

Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments	15,682,708	1,447,084	14,723,076	(10,504,926)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(23,484,170)	(16,576,404)	8,805,377	13,958,935
Controlled and non-controlled, affiliated investments	3,504,661	2,799,956	(3,580,500)	3,069,531
Debt depreciation (appreciation) (See Notes 5 and 10)	427,500	178,500	(547,500)	(1,186,875)

Net change in unrealized appreciation (depreciation)	(19,552,009)	(13,597,948)	4,677,377	15,841,591

Net realized and unrealized (loss) gain from investments and debt	(3,869,301)	(12,150,864)	19,400,453	5,336,665

Net increase in net assets resulting from operations	$13,785,532	$3,419,732	$69,299,053	$45,663,365

Net increase in net assets resulting from operations per common share (See Note 7)	$0.21	$0.06	$1.05	$0.88

Net investment income per common share	$0.27	$0.28	$0.76	$0.78

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Net increase in net assets from operations:
Net investment income	$49,898,600	$40,326,700
Net realized gain (loss) on investments	14,723,076	(10,504,926)
Net change in unrealized appreciation on investments	5,224,877	17,028,466
Net change in unrealized appreciation on debt	(547,500)	(1,186,875)

Net increase in net assets resulting from operations	69,299,053	45,663,365

Distributions to stockholders:
Distributions	(55,778,317)	(44,313,916)
Capital share transactions:
Public offering	7,574,000	109,192,500
Offering costs	(265,090)	(3,979,000)
Reinvestment of dividends	2,555,964	3,441,364

Net increase from capital transactions	9,864,874	108,654,864

Total increase in net assets	23,385,610	110,004,313

Net assets:
Beginning of period	$669,717,047	$462,657,196

End of period	693,102,657	572,661,509

(Distributions in excess of) Undistributed net investment income, at period end	$(3,075,320)	$4,339,635

Capital share activity:
Shares issued from public offering	700,000	10,350,000

Shares issued from reinvestment of dividends	235,614	327,558

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$69,299,053	$45,663,365
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized appreciation on investments	(5,224,877)	(17,028,466)
Net change in unrealized appreciation on debt	547,500	1,186,875
Net realized (gain) loss on investments	(14,723,076)	10,504,926
Net accretion of discount and amortization of premium	(4,245,224)	(8,093,419)
Purchase of investments	(317,161,225)	(243,803,748)
Payment-in-kind income	(9,651,825)	(7,899,606)
Proceeds from dispositions of investments	271,183,021	173,807,481
Decrease (increase) in interest receivable	1,753,180	(486,923)
Increase in receivables for investments sold	—	(23,865,806)
(Increase) Decrease in prepaid expenses and other assets	(247,289)	201,119
Increase in payables for investments purchased	15,932,290	11,427,501
(Decrease) in unfunded investments	—	(19,242,446)
Increase in interest payable on debt	2,339,426	1,643,933
Increase in management fee payable	620,547	484,606
Increase in performance-based incentive fee payable	206,721	118,853
Increase in accrued other expenses	516,299	1,105,689

Net cash provided (used) by operating activities	11,144,521	(74,276,066)

Cash flows from financing activities:
Public offering	7,574,000	109,192,500
Offering costs	(265,090)	(3,979,000)
Distributions paid, net of dividends reinvested	(50,440,381)	(37,425,938)
Proceeds from 2025 Notes issuance (See Note 10)	71,250,000	—
Borrowings under Credit Facility (See Note 10)	850,300,000	805,400,000
Repayments under Credit Facility (See Note 10)	(880,800,000)	(861,200,000)

Net cash (used) provided by financing activities	(2,381,471)	11,987,562

Net increase (decrease) in cash equivalents	8,763,050	(62,288,504)
Cash equivalents, beginning of period	7,559,453	71,604,519

Cash equivalents, end of period	$16,322,503	$9,316,015

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$8,622,437	$5,926,880

Taxes paid	$92,398	$258,550

Dividends reinvested	$2,555,964	$3,441,364

Conversions and non-cash exchanges	$58,615,748	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 132.7% (1),(2)
First Lien Secured Debt—43.9%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	24,065,822	$23,110,849	$24,186,151
AKA Diversified Holdings, Inc. (a/k/a Z Wireless Holdings, Inc.)	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		14,494,451	14,243,671	14,560,104
CEVA Group PLC (5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,377,482	7,575,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,775,000
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,825,237	12,780,000
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,316,293	12,592,500
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	12.13%		P+625	(8)	11,600,000	11,600,000	11,656,976
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	23,996,274	23,817,086	22,556,497
Instant Web, Inc.	08/07/2014	Printing and Publishing	3.57%		L+338		3,000,000	2,164,087	2,107,500
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,168,750	17,865,424	18,168,750
Jacuzzi Brands Corp.	02/07/2014	Home and Office Furnishings, Housewares and Durable Consumer Products	2.45%		L+225		9,543,919	9,543,919	7,873,733
K2 Pure Solutions NoCal, L.P.	09/10/2015	Chemicals, Plastics and Rubber	10.50%		P+725	(8)	21,389,871	20,852,000	21,069,023
Penton Media, Inc.	08/01/2014	Other Media	6.00 (PIK 2.00	% %)	L+500	(8)	37,856,190	35,525,124	36,058,021
Pre-Paid Legal Services, Inc. – Tranche B	12/30/2016	Personal, Food and Miscellaneous Services	11.50%		P+825	(8)	40,000,000	38,930,746	40,000,000
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,091,906	15,247,500
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	(8)	34,708,300	34,200,105	34,708,300
Worley Claims Services LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	12,576,865	12,576,865	12,513,980

Total First Lien Secured Debt								299,040,794	304,429,035

Second Lien Secured Debt—31.1%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,733,500
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy / Utilities	11.00%		L+975	(8)	42,278,570	41,443,460	43,018,445
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50%		—		45,000,000	44,595,798	46,575,000
Hanley-Wood, LLC	01/15/2019	Other Media	11.68%		L+1,140		5,000,000	4,904,851	5,000,000
Intermediate Transportation 100, L.L.C.	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,360,032	3,360,034	3,360,032
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,253,595	39,209,680
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875	(8)	16,000,000	15,760,000	15,693,328
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,495,398	12,825,000
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+550	(8)	2,403,487	2,403,487	2,355,418
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750	(8)	2,429,663	2,429,663	2,356,773
ROC Finance LLC and ROC Finance 1 Corp.	08/31/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,778,633	18,200,000

Total Second Lien Secured Debt								205,824,919	215,327,176

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

JUNE 30, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—47.0%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,606,707	$18,864,596
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	35,552,000	34,477,568	17,776,000
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,766,530	9,034,110
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,454,554	23,043,646	23,806,372
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.25%		—	10,600,000	10,391,877	10,610,217
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,784,357	25,368,343	26,042,201
Galls, LLC	03/31/2017	Distribution	13.00 (PIK 2.00	% %)	—	22,125,859	21,779,255	22,125,859
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,430,235	17,056,207	17,430,235
Last Mile Funding Corp.	06/30/2016	Cargo Transport	14.50 (PIK 2.50	% %)	—	46,467,059	45,727,544	46,931,730
Learning Care Group (US) Inc.	05/08/2020	Education	15.00 (PIK 15.00	% %)	—	7,215,989	6,722,857	7,215,989
LTI Flexible Products, Inc.	01/19/2019	Chemicals, Plastics and Rubber	12.50%		—	30,000,000	30,000,000	30,300,000
LTI Flexible Products, Inc. (9)	01/11/2014	Chemicals, Plastics and Rubber	—		—	5,000,000	4,825,000	5,050,000
MSPark, Inc. (f/k/a MailSouth, Inc.)	06/15/2017	Printing and Publishing	14.50	% (7)	—	15,000,000	14,679,873	15,000,000
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Oil and Gas	14.00 (PIK 4.00	% %)	—	36,687,457	36,021,019	36,270,004
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	39,892,933	39,125,811	39,584,295

Total Subordinated Debt/Corporate Notes							336,592,237	326,041,608

Preferred Equity/Partnership Interests—1.3% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	822,323
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	992,691
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,169,552
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	584,776
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,408,885
CT Technologies Holdings, LLC	—	Business Services	9.00%		—	326,215	326,215	326,215
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	8.00%		—	3,591	24,177	35,087
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,408,712
VRide Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,168	691,173

Total Preferred Equity/Partnership Interests							9,463,293	9,125,234

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

JUNE 30, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests—9.4%(6)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	$2,000,000	$1,574,774
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	2,560,024
Alegeus Technologies Holding Corp., Class A, (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	994
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (Galls) Prime Investment Holdings, LLC (Galls, LLC) (11)	—	Distribution	—	—	1,505,000	1,505,000	2,131,562
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	358,680
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	179,340
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	86,898
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	1,918,346	7,008,465
HW Topco, Inc. (Hanley-Wood, LLC)	—	Other Media	—	—	386,770	2,697,834	3,458,884
Kadmon Holdings, LLC, Class A (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,831	11,310,950
Kadmon Holdings, LLC, Class D (Kadmon Pharmaceuticals, LLC)	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	6,649	779,920	3,511,465
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,239,999	4,460,052
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	10/14/2013	Oil and Gas	—	—	122,193	105,697	34
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	—	Distribution	—	—	1,850	1,850,294	1,810,582
MidOcean PPL Holdings, Inc. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	5,317,300
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	2,873,995
QMG HoldCo, LLC, Class A (Questex Media Group, LLC)	—	Other Media	—	—	4,325	1,306,167	2,180,569
QMG HoldCo, LLC, Class B (Questex Media Group, LLC)	—	Other Media	—	—	531	—	267,718
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—	—	300,000	3,000,000	4,811,167
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	691,010
Transportation 100 Holdco, L.L.C. (13) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	371,271
TZ Holdings, L.P.	—	Insurance	—	—	2	9,568	—
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Printing and Publishing	—	—	211,797	2,325,555	2,483,543
VRide Holdings Inc.	—	Personal Transportation	—	—	9,166	9,166	—
VText Holdings, Inc. (Veritext Corp.)	—	Business Services	—	—	35,526	4,050,000	6,342,253

Total Common Equity/Warrants/Partnership Interests						37,557,161	64,820,337

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						888,478,404	919,743,390

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

JUNE 30, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—15.7% (1),(2)
Second Lien Secured Debt—1.1%
Performance, Inc.	01/16/2015	Leisure, Amusement Motion Pictures and Entertainment	7.25%		L+625	(8)	8,000,000	$8,000,000	$7,944,000

Subordinated Debt/Corporate Notes—8.6%					—
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—		11,095,363	11,095,363	11,095,363
Performance Holdings, Inc.	07/16/2015	Leisure, Amusement, Motion Pictures and Entertainment	15.00	% (7)	—		7,851,005	7,741,633	7,851,005
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		24,000,000	23,551,306	24,347,155
Service Champ, Inc. (9)	10/02/2013	Auto Sector	—				16,000,000	15,640,000	16,231,437

Total Subordinated Debt/Corporate Notes								58,028,302	59,524,960

Preferred Equity – 0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—		53,071	20,059,340	5,254,052

Common Equity/Partnership Interest—5.3% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—		104,719	21,492,822	5,418,278
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—		15,486	—	801,108
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—		141,888	11,835,704	21,185,786
NCP-Performance (Performance Holdings, Inc.)	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	2,808,900
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	4,200,000	6,239,617
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—		53,071	202,620	53,071

Total Common Equity/Partnership Interest								41,481,146	36,506,760

Total Investments in Non-Controlled, Affiliated Portfolio Companies								127,568,788	109,229,772

Investments in Controlled, Affiliated Portfolio Companies—5.4% (1),(2)
First Lien Secured Debt—1.6%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—		8,850,000	8,850,000	9,149,799
UP Support Services, Inc. (9)	12/31/2015	Oil and Gas	—		—		1,916,667	1,774,052	1,916,667

Total First Lien Secured Debt								10,624,052	11,066,466

Second Lien Secured Debt—2.3%
UP Support Services, Inc.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—		16,002,227	13,930,192	16,002,227

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)			2,150,000	2,150,000	1,869,126

Preferred Equity—1.2(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00	% (7)	—		2,000	2,000,000	1,981,076
Universal Pegasus International Holdings, Inc. (UP Support Services, Inc.)	—	Oil and Gas	8.00%		—		376,988	34,420,612	6,372,815

Total Preferred Equity								36,420,612	8,353,891

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies								63,124,956	37,291,710

Total Investments—153.8%								1,079,172,148	1,066,264,872
Cash Equivalents—2.4%
BlackRock Liquidity Funds, TempCash, Institutional Shares								3,298,523	3,298,523
BNY Mellon Cash Reserve								13,023,980	13,023,980

Total Cash Equivalents								16,322,503	16,322,503

Total Investments and Cash Equivalents—156.2%								$1,095,494,651	$1,082,587,375

Liabilities in Excess of Other Assets—(56.2%)									(389,484,718)

Net Assets—100.0%									$693,102,657

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(CONTINUED)

JUNE 30, 2013

(Unaudited)

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
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—130.3%(1),(2)
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

JUNE 30, 2013

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determing such estimates could cause actual results to differ.

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

JUNE 30, 2013

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, for the three months ended June 30, 2013 we elected to retain a portion of our calendar year income and incurred an excise tax of less than $0.1 million and for the nine months ended June 30, 2013 we incurred an excise tax of $(0.1) million. For the three and nine months ended June 30, 2012 we incurred an excise tax of approximately $0.4 million and $0.6 million, respectively.

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

(d) Dividends, Distributions and Capital Transactions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a dividend or distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains but may also include qualified dividends and/or return of capital.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

(e) Consolidation

As permitted under Regulation S-X and as explained by ASC 946-810-45, Financial Services—Investment Companies—Consolidation, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiaries in our Consolidated Financial Statements.

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our independent directors, in February 2013. Under the Investment Management Agreement the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” (net of U.S. Treasury Bills and/or temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2013, the Investment Adviser earned a base management fee of $5.4 million and $15.9 million, respectively, from us. For the three and nine months ended June 30, 2012, the Investment Adviser earned a base management fee of $4.5 million and $12.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three and nine months ended June 30, 2013, the Investment Adviser earned an incentive fee on net investment income, as calculated under the Investment Management Agreement, of $4.4 million and $12.5 million, respectively, from us. For the three and nine months ended June 30, 2012, the Investment Adviser earned an incentive fee of $3.9 million and $10.0 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees from inception. For the three and nine months ended June 30, 2013 and 2012, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2013 and 2012, the Investment Adviser did not earn a incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our independent directors in February 2013. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2013, the Investment Adviser and Administrator, collectively, were reimbursed $0.5 million and $2.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2012, the Investment Adviser and Administrator, collectively, were reimbursed $0.6 million and $3.0 million, respectively, from us, including expenses incurred by the Investment Advisor on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three and nine months ended June 30, 2013, PennantPark Investment was reimbursed $0.1 million and $0.3 million, respectively, for the services described above. For the three and nine months ended June 30, 2012, PennantPark Investment was reimbursed $0.1 million and $0.6 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three and nine months ended June 30, 2013 totaled $76.6 million and $326.8 million, respectively. For the same periods in the prior year, purchases of investments including PIK totaled $91.7 million and $251.7 million, respectively. Sales and repayments of long-term investments for the three and nine months ended June 30, 2013 totaled $117.8 million and $271.2 million, respectively. For the same periods in the prior year, sales and repayments of long-term investments totaled $55.3 million and $173.8 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2013		September 30, 2012
	Cost	Fair Value	Cost	Fair Value
First lien	$309,664,846	$315,495,501	$289,964,255	$291,677,553
Second lien	227,755,111	239,273,403	208,454,615	191,339,241
Subordinated debt / corporate notes	396,770,539	387,435,694	404,507,916	400,682,637
Preferred equity	65,943,245	22,733,177	49,222,034	19,634,989
Common equity	79,038,407	101,327,097	56,463,042	87,145,290

Total investments	1,079,172,148	1,066,264,872	1,008,611,862	990,479,710
Cash equivalents	16,322,503	16,322,503	7,559,453	7,559,453

Total investments and cash equivalents	$1,095,494,651	$1,082,587,375	$1,016,171,315	$998,039,163

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2013	September 30, 2012
Energy/Utilities	8%	7%
Printing and Publishing	8	4
Electronics	7	7
Oil and Gas	7	3
Personal, Food and Miscellaneous Services	7	4
Auto Sector	6	6
Business Services	6	6
Chemical, Plastic and Rubber	6	5
Cargo Transport	5	6
Healthcare, Education and Childcare	5	8
Hotels, Motels, Inns and Gaming	5	2
Other Media	5	4
Consumer Products	4	5
Distribution	4	4
Communications	3	3
Diversified Natural Resources, Precious Metals and Minerals	3	3
Environmental Services	2	2
Leisure, Amusement, Motion Pictures, Entertainment	2	2
Education	1	3
Mining, Steel, Iron and Non-Precious Metals	1	3
Aerospace and Defense	—	2
Beverage, Food and Tobacco	—	2
Buildings and Real Estate	—	2
Financial Services	—	2
Other	5	5

Total	100%	100%

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

JUNE 30, 2013

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2013 our ability to observe valuation inputs resulted in a reclassification of an investment from Level 3 to 2 with no other reclassification between levels. During the nine months ended June 30, 2012 our ability to observe valuation inputs resulted in no reclassification of assets between levels.

In addition to using the above inputs in cash equivalents, investments, the 2025 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

In accordance with Accounting Standards Update No. 2011-04 “Fair Value Measurement: Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” and as outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence and may be the result of consensus pricing. We do not adjust the bids.

The remainder of our portfolio, including our long-term Credit Facility, classified as Level 3 was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges of inputs were categorized as follows for ASC 820 disclosure:

Asset Category	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$334,903,302	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	565,970,262	Market Comparable	Market Yield	8.0% - 22.7% (13.5%)
Preferred and common equity	119,600,222	Enterprise Market Value	EBITDA multiple	6.0X - 15.0X (8.6X)

Total Level 3 investments	$1,020,473,786

Long-Term Credit Facility	$103,500,000	Market Comparable	Market Yield	3.6%

Asset Category	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$258,617,082	Market Comparable	Broker/Dealer bid quotes	1 - 5
First lien, second lien, subordinated debt/corporate notes	589,806,989	Market Comparable	Market Yield	8.4% - 19.0% (14.1%)
Preferred and common equity	101,323,123	Enterprise Market Value	EBITDA multiple	4.3x - 15.5x (8.5x)

Total Level 3 investments	$949,747,194

Long-Term Credit Facility	$108,952,500	Market Comparable	Discount rate	3.5%

Our cash equivalents, investments, the 2025 Notes and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value at June 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$942,204,598	$—	$41,331,034	$900,873,564
Equity investments	124,060,274	4,460,052	—	119,600,222

Total investments	1,066,264,872	4,460,052	41,331,034	1,020,473,786
Cash equivalents	16,322,503	16,322,503	—	—

Total investments and cash equivalents	$1,082,587,375	$20,782,555	$41,331,034	$1,020,473,786

Long-Term Credit Facility	$103,500,000	$—	$—	$103,500,000
2025 Notes	71,250,000	71,250,000	—	—

Total debt	$174,750,000	$71,250,000	$—	$103,500,000

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

		Fair Value at September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$883,699,431	$—	$35,275,360	$848,424,071
Equity investments	106,780,279	5,425,378	31,778	101,323,123

Total investments	990,479,710	5,425,378	35,307,138	949,747,194
Cash equivalents	7,559,453	7,559,453	—	—

Total investments and cash equivalents	$998,039,163	$12,984,831	$35,307,138	$949,747,194

Long-Term Credit Facility	$108,952,500	$—	$—	$108,952,500

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	For the nine months ended June 30, 2013
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2012	$848,424,071	$101,323,123	$949,747,194
Realized gains	3,757,501	3,311,652	7,069,153
Unrealized appreciation (depreciation)	34,351,022	(21,019,509)	13,331,513
Purchases, PIK, net discount accretion and non-cash exchanges	321,218,848	46,591,490	367,810,338
Sales and non-cash exchanges	(294,037,878)	(10,606,534)	(304,644,412)
Transfers in or out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance, June 30, 2013	$900,873,564	$119,600,222	$1,020,473,786

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$36,781,749	$(18,334,568)	$18,447,181

	For the nine months ended June 30, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance, September 30, 2011	$732,694,451	$52,353,328	$785,047,779
Realized (losses) gains	(2,334,276)	1,871,266	(463,010)
Unrealized appreciation	(7,513,982)	12,436,050	4,922,068
Purchases, PIK and net discount accretion	242,660,994	25,261,207	267,922,201
Sales / repayments	(166,805,784)	(5,398,142)	(172,203,926)
Exchanges	—	—	—

Transfers in or out of Level 3	—	—	—

Ending Balance, June 30, 2012	$798,701,403	$86,523,709	$885,225,112

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(6,124,283)	$14,280,779	$8,156,496

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	For the nine months ended,
Credit Facility	June 30, 2013	June 30, 2012
Beginning Balance, September 30, 2012 (Cost – $109,500,000 and $240,900,000, respectively)	$108,952,500	$238,792,125
Total unrealized appreciation included in earnings	547,500	1,186,875
Borrowings (1)	532,800,000	499,500,000
Repayments (1)	(538,800,000)	(556,200,000)
Transfers in and/or out of Level 3	—	—

Ending Balance, June 30, 2013 (Cost – $103,500,000 and $185,100,000, respectively)	$103,500,000	$183,279,000

(1)	Excludes temporary draws.

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $2.8 million relating to debt issuance costs during the nine months ended June 30, 2013 relating to our 2025 Notes and an expansion of the size of our Credit Facility through its accordion feature. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2013, our Credit Facility and 2025 Notes had a combined net change in unrealized depreciation (appreciation) of $0.4 million and $(0.5) million, respectively. For the three and nine months ended June 30, 2012, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.2 million and $(1.2) million, respectively. As of June 30, 2013 and September 30, 2012, combined net unrealized (appreciation) depreciation on our Credit Facility and 2025 Notes totaled zero and $0.5 million, respectively. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the New York Stock Exchange, or the NYSE, and PennantPark Investment uses the closing quote on the exchange to measure their fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated company is a company in which we have ownership of 5% or more of its voting securities. A controlled affiliate is a company in which we own more than 25% of its voting securities. Transactions related to our investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2013 were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Received	Fair Value at June 30, 2013	Capital Gains / (Losses)
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,175,000	$3,500,000	$(6,000,000)	$1,401,458	$13,000,001	$—
UP Support Services, Inc.	24,456,708	1,117,359	(700,000)	1,751,087	24,291,709	—
Non-Controlled Affiliates
Direct Buy Holdings, Inc. **	10,880,000	300,197	—	623,363	17,314,749	(1,350,000)
Envirosolutions, Inc.	18,425,519	1,779,860	—	—	21,185,786	—
PAS International Holdings, Inc. *	17,946,928	3,000,000	—	454,431	5,307,123	(1,999,960)
Performance Holdings, Inc.	18,028,080	—	—	1,286,313	18,603,905	—
Service Champ, Inc.	44,501,658	—	—	1,493,785	46,818,209	—

Total Controlled and Non-Controlled Affiliates	$147,413,893	$9,697,416	$(6,700,000)	$7,010,437	$146,521,482	$(3,349,960)

*	Became a non-controlled affiliate during the three months ended March 31, 2013.
**	Became a non-controlled affiliate during the three months ended December 31, 2012.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Numerator for net increase in net assets resulting from operations	$13,785,532	$3,419,732	$69,299,053	$45,663,365
Denominator for basic and diluted weighted average shares	66,450,117	56,365,576	66,340,895	51,680,907
Basic and diluted net increase in net assets per share resulting from operations	$0.21	$0.06	$1.05	$0.88

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2013 and September 30, 2012, cash equivalents were invested in money market funds in the amount of $16.3 million and $7.6 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$10.22	$10.13
Net investment income (1)	0.76	0.78
Net change in realized and unrealized gain (1)	0.29	0.10

Net increase in net assets resulting from operations (1)	1.05	0.88
Distributions to stockholders (1) (2)	(0.84)	(0.86)
Effect of common stock issuance	—	0.09
Effect of offering costs	—	(0.08)

Net asset value, end of period	$10.43	$10.16

Per share market value, end of period	$11.05	$10.35
Total return* (3)	12.20%	25.70%
Shares outstanding at end of period	66,450,117	56,367,339
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.48%	7.12%
Ratio of debt expenses to average net assets (5)	2.56%	3.41%

Ratio of total expenses to average net assets	9.04%	10.52%
Ratio of net investment income to average net assets	9.57%	10.04%
Net assets at end of period	$693,102,657	$572,661,509

Average debt outstanding	$321,315,385	$334,601,095

Average debt per share (1)	$4.84	$6.47
Portfolio turnover ratio	33.72%	26.92%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Calculated based on the weighted average shares outstanding for the respective periods.
(2)	Determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude debt related costs.
(5)	Ratio does not annualize the 2025 Notes offering costs or costs associated with increasing the size of our Credit Facility.

10. DEBT

Credit Facility

We have a $430 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2013 and September 30, 2012, there was $114.5 million (including a temporary draw of $11.0 million) and $145.0 million (including a temporary draw of $35.5 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.19% and 3.49%, respectively, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility, maturing in February 2016, with a one-year term-out period following its third-year, and pricing is set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of the Company’s assets excluding assets held by our SBIC Funds.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2013

(Unaudited)

SBA Debentures

SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of June 30, 2013. In January 2013, our wholly-owned subsidiary, SBIC II, received a license from the SBA to operate as an SBIC under the 1958 Act. We have funded SBIC II with $2.5 million of seed capital. Our SBIC Funds are subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and may borrow to a maximum of $225 million as part of a group of SBICs under common control. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of June 30, 2013, SBIC LP had fully drawn $150.0 million in debt commitments with a weighted average interest rate of 3.70%, exclusive of the 3.43% of upfront fees, which are amortized over the life of the loan (4.04% after upfront fees). Our fixed-rate SBA debentures as of both June 30, 2013 and September 30, 2012 were as follows:

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

2025 Notes

In January 2013 we issued $71.3 million in aggregate principal amount of 2025 Notes, including the exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and Subsidiaries

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and Subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2013, the consolidated statement of operations for the three and nine months ended June 30, 2013 and June 30, 2012, and the consolidated statement of changes in net assets and cash flows for the nine months ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

August 7, 2013

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason including the factors in “Risk Factors” and elsewhere in this report.

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

We believe the middle-market offers attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to generally range in maturity from three to ten years.

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

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2013, our portfolio totaled $1,066.3 million and consisted of $315.5 million of senior secured loans, $239.3 million of second lien secured debt, $387.4 million of subordinated debt and $124.1 million of preferred and common equity investments. Our debt portfolio consisted of 60% fixed-rate and 40% variable-rate investments (including 36% with a London Interbank Offered Rate, or LIBOR, or prime floor). Our overall portfolio consisted of 57 companies with an average investment size of $18.7 million, had a weighted average yield on debt investments of 13.1%, and was invested 30% in senior secured loans, 22% in second lien secured debt, 36% in subordinated debt and 12% in preferred and common equity investments.

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

For the three months ended June 30, 2013, we invested $73.3 million in two new and five existing portfolio companies with a weighted average yield on debt investments of 12.9%. Sales and repayments of long-term investments for the three months ended June 30, 2013 totaled $117.8 million. For the nine months ended June 30, 2013, we invested $317.2 million in eight new and 19 existing portfolio companies with a weighted average yield of 12.9% on debt investments. Sales and repayments of long-term investments for the nine months ended June 30, 2013 totaled $271.2 million.

For the three months ended June 30, 2012, we invested $89.9 million in three new and two existing portfolio companies with a weighted average yield on debt investments of 13.0%. Sales and repayments of long-term investments for the three months ended June 30, 2012 totaled $55.3 million. For the nine months ended June 30, 2012, we invested $243.8 million in nine new and 13 existing portfolio companies with a weighted average yield of 13.7% on debt investments. Sales and repayments of long-term investments for the nine months ended June 30, 2012 totaled $173.8 million.

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

In addition to using the above inputs in cash equivalents, investments, the 2025 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $2.8 million relating to debt issuance related costs. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are recorded in the Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2013, our Credit Facility and 2025 Notes had a combined net change in unrealized depreciation (appreciation) of $0.4 million and $(0.5) million, respectively. For the three and nine months ended June 30, 2012, our Credit Facility had a net change in unrealized depreciation (appreciation) of $0.2 million and $(1.2) million, respectively. As of June 30, 2013 and September 30, 2012, combined net unrealized depreciation on our Credit Facility and 2025 Notes totaled zero and $0.5 million, respectively. PennantPark Investment uses a nationally recognized independent valuation service to measure the fair value of its Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the New York Stock Exchange, or the NYSE, and PennantPark Investment uses the closing quote on the exchange to measure their fair value.

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

Federal Income Taxes

We have complied with the requirements under Subchapter M of the Code and expect to be subject to tax as a RIC. To maintain RIC tax benefits, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2013 and 2012.

Investment Income

Investment income for the three and nine months ended June 30, 2013 was $33.7 million and $97.7 million, respectively, and was attributable to $11.6 million and $29.6 million from senior secured loans, $7.9 million and $22.9 million from second lien secured debt investments, $14.2 million and $43.9 million from subordinated debt investments, and zero and $1.3 million from common equity investments, respectively. This compares to investment income for the three and nine months ended June 30, 2012 which was $29.4 million and $82.6 million, respectively, and was attributable to $9.2 million and $30.0 million from senior secured loans, $4.8 million and $13.3 million from second lien secured debt investments, and $15.4 million and $39.3 million from subordinated debt investments, respectively. The increase in investment income compared with the same period in the prior year was due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2013 totaled $16.1 million and $47.8 million, respectively. Base management fees for the same periods totaled $5.4 million and $15.9 million, incentive fees totaled $4.4 million and $12.5 million, debt related interest and expenses (excluding the $0.3 million and $2.7 million of debt issuance expenses, respectively) totaled $4.2 million and $11.3 million, general and administrative expenses and excise tax totaled $1.8 million and $5.4 million, respectively. This compares to expenses for the three and nine months ended June 30, 2012, which totaled $13.8 million and $42.3 million, respectively. Base management fees for the same respective periods totaled $4.5 million and $12.7 million, incentive fees totaled $3.9 million and $10.0 million, debt-related interest and expenses (excluding the $5.4 million upfront fees associated with amending and restating our Credit Facility) totaled $3.2 million and $8.3 million, general and administrative expenses totaled $1.8 million and $5.3 million and excise taxes totaled $0.4 million and $0.6 million, respectively. The increase in expenses was due to the growth of the portfolio as well as the higher cost of debt capital.

Net Investment Income

Net investment income totaled $17.7 million and $49.9 million, or $0.27 and $0.76 per share, for the three and nine months ended June 30, 2013, respectively. For the same respective periods in the prior year, net investment income totaled $15.6 million and $40.3 million, or $0.28 and $0.78 per share. The increase in net investment income compared to the same period in the prior year was primarily the result of the growth of our portfolio offset by the increased cost of debt capital. The net investment income per share decreased compared to the same period in the prior year as a result of issuing shares.

Net Realized Gains or Losses

Sales and repayments of long-term investments for the three and nine months ended June 30, 2013 totaled $117.8 million and $271.2 million, respectively, and realized gains totaled $15.7 million and $14.7 million, respectively, due to sales and refinancing of our investments. Sales and repayments of long-term investments for the three and nine months ended June 30, 2012 totaled $55.3 million and $173.8 million, respectively, and realized gains (losses) totaled $1.4 million and $(10.5) million, respectively, due to sales and refinancing of our investments.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2013, we reported unrealized (depreciation) appreciation on investments of $(20.0) million and $5.2 million, respectively. For the three and nine months ended June 30, 2012, we reported unrealized (depreciation) appreciation on investments of $(13.8) million and $17.0 million, respectively. The decrease in unrealized appreciation for current periods compared to the prior periods was the result of the reversal of unrealized gains upon exiting our investments and changes in market values. As of June 30, 2013 and September 30, 2012, our net unrealized depreciation on investments totaled $12.9 million and $18.1 million, respectively.

For the three and nine months ended June 30, 2013, our Credit Facility and 2025 Notes changed in value due to unrealized depreciation (appreciation) of $0.4 million and $(0.5) million, respectively. For the three and nine months ended June 30, 2012, our Credit Facility increased in value due to unrealized depreciation (appreciation) of $0.2 million and $(1.2) million, respectively. The change in unrealized appreciation for current periods compared to the prior periods is the result of issuing new debt capital and the resetting of our Credit Facility to current market rates. As of June 30, 2013 and September 30, 2012, net unrealized depreciation on our Credit Facility and 2025 Notes totaled zero and $0.5 million, respectively.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $13.8 million and $69.3 million or $0.21 per share and $1.05 per share, for the three and nine months ended June 30, 2013, respectively. This compares to a net increase in net assets resulting from operations which totaled $3.4 million and $45.7 million, or $0.06 per share and $0.88 per share, for the three and nine months ended June 30, 2012, respectively. The change in net assets from operations is due to both unrealized appreciation on investments and net investment income.

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

We have a $430 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2013 and September 30, 2012, there was $114.5 million (including a temporary draw of $11.0 million) and $145.0 million (including a temporary draw of $35.5 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.19% and 3.49%, respectively, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility, maturing in February 2016, with a one-year term-out period following its third-year, and pricing is set at 275 basis points over LIBOR. As of June 30, 2013 and September 30, 2012, we had $315.5 million and $235.0 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of the Company’s assets excluding assets held by our SBIC Funds.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum shareholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2.0:1.0 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiaries). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of June 30, 2013, we were in compliance with the terms of our Credit Facility.

In January 2013 we issued $71.3 million in aggregate principal amount of 2025 Notes, after exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year, commencing on May 1, 2013. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate or strategic purposes. For the nine months ended June 30, 2013, we issued an additional 700,000 shares of common stock, pursuant to the underwriters’ partial exercise of the over-allotment option in connection with an equity offering, at a public offering price of $10.82 per share, generating gross proceeds of $7.6 million and net proceeds of $7.3 million after underwriting discounts payable by us. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of June 30, 2013, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. As a result of this exemptive relief, our ratio of total assets on a consolidated basis, including the principal amount of our SBA debentures, to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

        SBIC LP is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of June 30, 2013. Effective January 2013, our wholly-owned subsidiary, SBIC II, received a license from the SBA to operate as an SBIC under the 1958 Act. Our SBIC Funds are subject to a variety of regulations and oversight by the SBA concerning, among other things, the size and nature of the companies in which it may invest as well as the structure of those investments. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and may borrow to a maximum of $225 million as part of a group of SBICs under common control. SBIC LP has accessed the maximum borrowing with its $75.0 million in regulatory capital.

As of June 30, 2013 and September 30, 2012, SBIC LP had fully drawn $150.0 million in debt commitments with a weighted average interest rate of 3.70% exclusive of the 3.43% in upfront fees (4.04% after upfront fees). The SBA debentures upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%. Both fees are being amortized over the lives of the loans. Our fixed rate SBA debentures as of June 30, 2013 and September 30, 2012 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1) Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2013, our SBIC Funds were in compliance with their regulatory requirements.

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

Our operating activities provided cash of $11.1 million for the nine months ended June 30, 2013, primarily from operating income. Our financing activities used cash of $2.4 million for the same period, primarily to repay our Credit Facility.

Our operating activities used cash of $74.3 million for the nine months ended June 30, 2012, primarily for net purchase of investments. Our financing activities provided cash of $12.0 million for the same period and used proceeds from our September 2012 equity offering to pay down the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2013 including borrowings under our debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$114.5	$—	$114.5	$—	$—
2025 Notes	71.3	—	—	—	71.3
SBA debentures	150.0	—	—	—	150.0

Total debt outstanding(1)	335.8	—	114.5	—	221.3
Unfunded investments(2)	22.9	20.5	1.9	—	0.5

Total contractual obligations	$358.7	$20.5	$116.4	$—	$221.8

(1)	The weighted average interest rate on the total debt outstanding as of June 30, 2013 was 4.07% exclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBIC LP’s SBA debentures.
(2)	Unfunded debt investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

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

Dividends and Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually dividends of at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. Although not required for us to maintain our RIC tax status, for the three and nine months ended June 30, 2013 we elected to retain a portion of our calendar year income and incurred an excise tax of less than $0.1 million and $(0.1) million, respectively. For the three and nine months ended June 30, 2012 we incurred an excise tax of approximately $0.4 million and $0.6 million, respectively.

During the three and nine months ended June 30, 2013 we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $18.6 million and $55.8 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $15.8 million and $44.3 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, our debt portfolio consisted of 60% fixed-rate investments and 40% variable-rate investments (including 36% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change In Interest Rates	Change in Interest Income, Net of Interest Expense	Per Share
Up 1%	(824,616)	$(0.01)
Up 2%	(1,190,326)	$(0.02)
Up 3%	1,362,896	$0.02
Up 4%	3,916,118	$0.06

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, and in Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and our prior Quarterly Report on Form 10-Q are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 7, 2013	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)