Form 10-Q
period 2013-12-31
PENNANTPARK INVESTMENT CORP
filed 2014-02-05
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of February 5, 2014 was 66,569,036.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2013

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. “SBA” refers to the Small Business Administration; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013 (unaudited)	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,001,294,305 and $928,078,589, respectively)	$1,055,902,267	$968,471,042
Non-controlled, affiliated investments (cost—$107,398,794 and $99,021,141, respectively)	84,447,274	76,735,800
Controlled, affiliated investments (cost—$99,193,930 and $64,418,155, respectively)	68,931,881	32,968,711

Total of investments (cost—$1,207,887,029 and $1,091,517,885, respectively)	1,209,281,422	1,078,175,553
Cash and cash equivalents (See Note 8)	30,803,635	58,440,829
Interest receivable	8,685,856	10,894,893
Prepaid expenses and other assets	6,661,622	5,815,817

Total assets	$1,255,432,535	$1,153,327,092

Liabilities
Distributions payable	$18,633,086	$18,619,812
Payable for investments purchased	14,450,000	52,544,704
Unfunded investments	32,474,167	7,241,667
Credit Facility payable (cost—$240,000,000 and $145,500,000, respectively) (See Notes 5 and 10)	240,000,000	145,500,000
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	64,296,000	68,400,000
Management fee payable (See Note 3)	5,747,060	5,419,557
Performance-based incentive fee payable (See Note 3)	4,488,779	4,274,881
Interest payable on debt	3,250,388	1,810,466
Accrued other expenses	3,227,868	2,009,806

Total liabilities	536,567,348	455,820,893

Commitments and contingencies (See Note 11)
Net assets
Common stock, 66,546,734 and 66,499,327 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	66,546	66,499
Paid-in capital in excess of par value	756,554,170	756,017,096
Distributions in excess of net investment income	(5,353,186)	(4,675,217)
Accumulated net realized loss on investments	(40,750,736)	(43,409,847)
Net unrealized appreciation (depreciation) on investments	1,394,393	(13,342,332)
Net unrealized depreciation on debt	6,954,000	2,850,000

Total net assets	$718,865,187	$697,506,199

Total liabilities and net assets	$1,255,432,535	$1,153,327,092

Net asset value per share	$10.80	$10.49

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Investment income from:
Non-controlled, non-affiliated investments:
Interest	$28,964,935	$25,768,617
Other income	2,514,857	4,366,274
Non-controlled, affiliated investments:
Interest	1,264,610	1,392,503
Other income	—	227,800
Controlled, affiliated investments:
Interest	1,393,454	1,202,707
Other income	300,833	—

Total investment income	34,438,689	32,957,901

Expenses:
Base management fee (See Note 3)	5,747,060	5,128,611
Performance-based incentive fee (See Note 3)	4,488,779	4,545,254
Interest and expenses on debt (See Note 10)	4,559,523	3,094,865
Administrative services expenses (See Note 3)	911,596	1,172,322
Other general and administrative expenses	776,614	760,532

Expenses before taxes	16,483,572	14,701,584
Tax expense	—	75,301

Total expenses	16,483,572	14,776,885

Net investment income	17,955,117	18,181,016

Realized and unrealized gain (loss) on investments and debt:
Net realized gain on investments	2,659,111	871,132
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	14,215,508	6,062,321
Non-controlled and controlled, affiliated investments	521,217	3,974,217
Debt depreciation (appreciation) (See Notes 5 and 10)	4,104,000	(547,500)

Net change in unrealized appreciation	18,840,725	9,489,038

Net realized and unrealized gain from investments and debt	21,499,836	10,360,170

Net increase in net assets resulting from operations	$39,454,953	$28,541,186

Net increase in net assets resulting from operations per common share (See Note 7)	$0.59	$0.44

Net investment income per common share	$0.27	$0.28

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net increase in net assets from operations:
Net investment income	$17,955,117	$18,181,016
Net realized gain on investments	2,659,111	871,132
Net change in unrealized appreciation on investments	14,736,725	10,036,538
Net change in debt depreciation (appreciation)	4,104,000	(547,500)

Net increase in net assets resulting from operations	39,454,953	28,541,186
Distributions to stockholders:
Distributions	(18,633,086)	(18,579,935)
Capital transactions:
Public offering	—	7,574,000
Offering costs	—	(265,090)
Reinvestment of distributions	537,121	1,515,213

Net increase in net assets resulting from capital transactions	537,121	8,824,123

Net increase in net assets	21,358,988	18,785,374

Net assets:
Beginning of period	697,506,199	669,717,047

End of period	$718,865,187	$688,502,421

(Distributions in excess of) Undistributed net investment income, at end of period	$(5,353,186)	$2,405,477

Capital share activity:
Shares issued from public offering	—	700,000

Shares issued from reinvestment of dividends	47,407	142,408

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$39,454,953	$28,541,186
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in net unrealized appreciation on investments	(14,736,725)	(10,036,538)
Net change in unrealized (appreciation) depreciation on debt	(4,104,000)	547,500
Net realized gain on investments	(2,659,111)	(871,132)
Net accretion of discount and amortization of premium	(2,254,165)	(1,451,536)
Purchases of investments	(227,964,735)	(168,396,168)
Payment-in-kind income	(2,216,279)	(4,138,861)
Proceeds from dispositions of investments	143,957,646	110,832,747
Decrease in interest receivable	2,209,037	4,113,599
(Increase) decrease in prepaid expenses and other assets	(845,805)	364,301
(Decrease) increase in payable for investments purchased	(38,094,704)	1,357,840
Increase in interest payable on debt	1,439,922	1,596,384
Increase in management fee payable	327,503	336,698
Increase in performance-based incentive fee payable	213,898	338,265
Increase in accrued other expenses	1,218,062	1,097,717

Net cash used for operating activities	(104,054,503)	(35,767,998)

Cash flows from financing activities:
Public offerings	—	7,574,000
Offering costs	—	(265,090)
Distributions paid, net of dividends reinvested	(18,082,691)	(14,308,848)
Borrowings under Credit Facility (See Note 10)	400,000,000	376,300,000
Repayments under Credit Facility (See Note 10)	(305,500,000)	(309,800,000)

Net cash provided by financing activities	76,417,309	59,500,062

Net (decrease) increase in cash equivalents	(27,637,194)	23,732,064
Cash and cash equivalents, beginning of period	58,440,829	7,559,453

Cash and cash equivalents, end of period	$30,803,635	$31,291,517

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$3,007,330	$1,378,858

Dividends reinvested	$537,121	$1,515,213

Conversions and non-cash exchanges	$51,577,498	$41,353,789

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 146.9% (1), (2)
First Lien Secured Debt—38.3%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	23,759,966	$22,918,525	$25,660,763
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		15,473,511	15,216,343	15,487,928
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825	(8)	5,250,000	5,092,500	5,118,750
CEVA Group PLC (5), (10)	10/01/2016	Cargo Transport	11.63%		—		4,000,000	3,943,221	4,180,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,775,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	(8)	7,185,935	7,185,934	7,242,101
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,336,576	11,960,000
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	11.61%		P+625	(8)	11,600,000	11,600,000	11,864,868
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	23,872,262	23,768,582	23,633,539
Instant Web, Inc.	08/07/2014	Printing and Publishing	3.62%		L+338		20,331,551	16,954,817	18,400,053
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	17,812,500	17,542,365	17,812,500
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850	(8)	8,355,469	8,349,808	8,271,914
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	(8)	22,342,352	21,916,241	22,116,757
Old Guard Risk Services, Inc.	11/27/2018	Insurance	12.50%		L+1,150	(8)	31,500,000	30,282,188	30,870,000
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,100,483	15,853,125
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	(8)	33,833,300	33,364,161	33,833,300
Worley Claims Services LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	12,199,559	12,199,559	12,443,550

Total First Lien Secured Debt								265,771,303	275,524,148

Second Lien Secured Debt—53.4%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	24,384,000
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	(8)	18,750,000	18,390,069	18,562,500
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800	(8)	15,500,000	15,269,063	15,732,500
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	10.25%		L+900	(8)	11,733,858	11,629,358	11,821,862
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	13,781,250
CT Technologies Intermediate Holdings, Inc.	10/05/2020	Business Services	9.25%		L+800	(8)	14,000,000	13,797,853	13,982,500
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875	(8)	19,000,000	18,622,830	19,190,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy/Utilities	12.50%		—		45,000,000	44,619,259	46,912,500
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200	(8)	22,537,500	22,045,554	22,237,447
Foundation Building Materials, LLC (9)	10/30/2015	Building Materials	—		—		10,000,000	9,825,000	9,866,865
ILC Industries, LLC	06/14/2019	Electronics	11.50%		L+1,000	(8)	7,500,000	7,209,612	7,125,000
Intermediate Transportation 100, L.L.C. (5)	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,544,830	3,544,832	3,544,830
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,292,710	38,950,000
KIK Custom Products, Inc.	10/29/2019	Consumer Products	9.50%		L+825	(8)	9,500,000	9,357,500	9,547,500
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875	(8)	33,750,000	33,306,658	33,370,312
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,529,304	12,943,750
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775	(8)	21,000,000	20,699,519	20,947,500
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850	(8)	56,750,000	55,954,600	56,040,625
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+550	(8)	2,387,269	2,387,269	2,363,396
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750	(8)	2,575,569	2,575,569	2,524,058

Total Second Lien Secured Debt								377,581,559	383,828,395

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—43.1%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,630,454	$18,574,063
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Products	14.50 (PIK 14.50	% %)	—	40,949,500	34,047,690	34,602,328
Affinion Investments LLC (5)	08/15/2018	Consumer Products	13.50%		—	15,096,000	15,206,083	15,020,520
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,780,963	8,847,229
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,574,586	23,190,338	23,928,205
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.25%		—	10,600,000	10,406,446	10,694,878
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,604,973	17,266,788	17,604,973
Learning Care Group (US) Inc.	05/08/2020	Education	15.00 (PIK 15.00	% %)	—	7,757,188	7,328,702	7,757,188
LTI Flexible Products, Inc.	01/19/2019	Chemicals, Plastics and Rubber	12.50%		—	30,000,000	30,000,000	30,600,000
LTI Flexible Products, Inc. (9)	01/11/2014	Chemicals, Plastics and Rubber	—		—	5,000,000	4,825,000	5,100,000
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	% (7)	—	15,000,000	14,707,114	14,700,000
Power Products, LLC	12/11/2020	Electronics	12.75 (PIK 2.00	% %)	—	15,000,000	14,741,324	14,873,765
Randall-Reilly Publishing Company, LLC	04/15/2019	Other Media	12.50	% (7)	—	30,400,000	29,808,958	30,232,475
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Oil and Gas	14.00 (PIK 4.00	% %)	—	37,449,581	36,857,509	37,183,523
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	39,892,933	39,177,714	40,042,026

Total Subordinated Debt/Corporate Notes							304,975,083	309,761,173

Preferred Equity/Partnership Interests—1.2% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	831,461
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	701,561
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,406,567
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	703,284
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,581,944
HW Topco, Inc.	—	Other Media	8.00%		—	3,591	24,177	36,795
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,223,425
VRide Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	121,104

Total Preferred Equity/Partnership Interests							9,137,077	8,291,961

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests—10.9%(6)
Acentia, LLC, Class A Units (12)	—	Electronics	—	—	1,998	$2,000,000	$1,300,534
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	1,888,055	2,380,193	2,380,193
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	2,510,880
Alegeus Technologies Holding Corp., Class A (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	702
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (FBM) Holdings, LLC (14) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	2,250,000
CI (FBM) Holdings, LLC (9), (14) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	1,125,000	1,125,000
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	2,131,025
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	23,416	234,693	431,367
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	215,683
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	701,911
CT Technologies Holdings, LLC	—	Business Services	—	—	5,556	545,887	5,048,020
HW Topco, Inc.	—	Other Media	—	—	386,770	2,697,834	3,524,036
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	8,935,569
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	6,649	779,920	4,653,477
Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	—	Oil and Gas	—	—	1,221,932	3,057,500	8,932,323
Magnum Hunter Resources Corporation (Warrants) (Eureka Hunter Pipeline, LLC)	04/16/2016	Oil and Gas	—	—	122,193	182,499	272,259
MidOcean JF Holdings Corp. (JF Acquisitions, LLC)	—	Distribution	—	—	1,850	1,850,294	1,761,027
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	6,307,135
Old Guard Risk Services, Inc. (Warrants)	11/27/2023	Insurance	—	—	35,490	495,086	519,154
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	2,000,000	3,938,082
Power Products Holdings, LLC, Class A Units (Power Products, LLC)	—	Electronics	—	—	1,350,000	1,350,000	1,350,000
Power Products Holdings, LLC, Class B Units (Power Products, LLC)	—	Electronics	—	—	150,000	150,000	150,000
QMG HoldCo, LLC, Class A (Questex Media Group, LLC)	—	Other Media	—	—	4,325	1,306,166	2,303,044
QMG HoldCo, LLC, Class B (Questex Media Group, LLC)	—	Other Media	—	—	531	—	282,755
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—	—	3,000	3,000,000	6,486,623
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	596,304
Transportation 100 Holdco, L.L.C. (13) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	433,133
TZ Holdings, L.P.	—	Insurance	—	—	2	9,567	—
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Printing and Publishing	—	—	211,797	2,325,555	3,298,311
VRide Holdings Inc.	—	Personal Transportation	—	—	9,166	9,166	—
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	5,629,236

Total Common Equity/Warrants/Partnership Interests						43,829,283	78,496,590

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,001,294,305	1,055,902,267

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—11.7% (1), (2)
Second Lien Secured Debt—1.2%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	(8)	9,409,740	$9,129,208	$9,127,448

Subordinated Debt/Corporate Notes—5.4%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—		10,645,053	10,645,053	10,645,054
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—		28,000,000	27,506,329	28,391,235

Total Subordinated Debt/Corporate Notes								38,151,382	39,036,289

Preferred Equity – 0.1% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—		53,071	20,059,340	523,407

Common Equity/Partnership Interest—5.0% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—		104,719	21,492,822	4,656,003
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—		15,486	—	688,382
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—		142,684	11,891,822	23,136,931
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—		375,000	3,750,000	1,288,200
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—		16,800	2,721,600	5,990,614
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—		53,071	202,620	—

Total Common Equity/Partnership Interest								40,058,864	35,760,130

Total Investments in Non-Controlled, Affiliated Portfolio Companies								107,398,794	84,447,274

Investments in Controlled, Affiliated Portfolio Companies—9.6% (1), (2)
First Lien Secured Debt—6.3%
Superior Digital Displays, LLC	12/31/2018	Media	13.50%		L+1,250	(8)	12,000,000	10,639,835	10,638,720
Superior Digital Displays, LLC (9)	12/31/2018	Media	—		—		13,000,000	11,526,821	11,525,280
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—		9,250,000	9,250,000	9,549,190
Universal Pegasus International, LLC	12/31/2015	Oil and Gas	6.50	% (8)	L+500		10,040,624	8,206,775	9,839,812
Universal Pegasus International, LLC (9)	12/31/2015	Oil and Gas	—		—		3,500,000	3,166,724	3,500,000

Total First Lien Secured Debt								42,790,155	45,053,002

Second Lien Secured Debt—2.4%
Universal Pegasus International, LLC	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—		17,252,578	15,522,063	16,907,526

Subordinated Debt/Corporate Notes—0.2%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	% (7)			2,250,000	2,250,000	1,967,514

Preferred Equity—0.4%(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—		2,000	2,000,000	1,983,296
Universal Pegasus International Holdings, Inc. (Universal Pegasus International, LLC)	—	Oil and Gas	8.00%		—		376,988	34,420,612	809,543

Total Preferred Equity								36,420,612	2,792,839

Common Equity—0.3% (6)
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—		4,750	2,211,000	2,211,000
SuttonPark Holdings, Inc.	—	Business Services	—		—		100	100	—

Total Common Equity								2,211,100	2,211,000

Total Investments in Controlled, Affiliated Portfolio Companies								99,193,930	68,931,881

Total Investments—168.2%								1,207,887,029	1,209,281,422

Cash and Cash Equivalents—4.3%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares								924,316	924,316
BNY Mellon Cash Reserve								29,879,319	29,879,319

Total Cash and Cash Equivalents								30,803,635	30,803,635

Total Investments and Cash Equivalents—172.5%								$1,238,690,664	$1,240,085,057

Liabilities in Excess of Other Assets—(72.5%)									(521,219,870)
Net Assets—100.0%									$718,865,187

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2013

(Unaudited)

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London InterBank Offered Rate, or LIBOR, or “L” or Prime, or “P” rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or payment-in-kind or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, L.L.C., a consolidated subsidiary.
(14)	Investment is held through PNNT CI (FBM) Holdings, LLC, a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—138.9%(1),(2)
First Lien Secured Debt—41.3%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	23,912,894	$23,012,057	$25,347,668
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		14,550,084	14,310,552	14,694,828
CEVA Group PLC (5),(10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,385,251	7,725,000
Columbus International, Inc. (5),(10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,750,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	(8)	7,342,967	7,342,967	7,342,967
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,835,907	12,900,000
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,326,110	12,391,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	11.95%		P+625	(8)	11,600,000	11,600,000	11,708,430
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	23,934,268	23,788,980	22,976,897
Instant Web, Inc.	08/07/2014	Printing and Publishing	3.55%		L+338		18,199,679	13,917,288	14,559,743
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,050,000	17,770,705	18,050,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850	(8)	8,355,469	8,349,704	8,230,137
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	(8)	22,342,352	21,899,258	22,007,217
Penton Media, Inc.	08/01/2014	Other Media	6.00 (PIK 2.00	% %)	L+500	(8)	37,950,152	36,110,124	37,523,212
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,096,169	15,176,250
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	(8)	34,270,800	33,766,321	34,270,800
Worley Claims Services LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	12,451,096	12,451,096	12,388,840

Total First Lien Secured Debt								278,962,489	288,043,239

Second Lien Secured Debt—48.9%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	25,971,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	(8)	18,750,000	18,375,000	18,687,563
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy / Utilities	11.00%		L+975	(8)	42,278,570	41,471,524	43,159,233
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	13,420,313
Envision Acquisition Company, LLC	09/23/2021	Healthcare, Education and Childcare	9.75%		L+875	(8)	19,000,000	18,620,000	18,905,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50%		—		45,000,000	44,599,796	46,575,000
ILC Industries, LLC	06/14/2019	Electronics	11.50%		L+1,000	(8)	7,500,000	7,200,000	6,900,000
Intermediate Transportation 100, L.L.C.	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,544,833	3,544,836	3,544,833
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,287,499	39,096,063
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875	(8)	33,750,000	33,265,829	33,187,388
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,511,878	13,062,500
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850	(8)	56,750,000	55,923,621	56,040,625
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+550	(8)	2,395,378	2,395,378	2,371,424
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750	(8)	2,502,333	2,502,333	2,452,286
ROC Finance LLC and ROC Finance 1 Corp.	08/31/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,785,252	17,720,000

Total Second Lien Secured Debt								332,007,946	341,093,728

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—37.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,629,082	$18,879,139
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	35,552,000	34,570,664	20,442,400
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,773,751	8,888,617
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,514,494	23,114,286	23,867,211
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.25%		—	10,600,000	10,399,101	10,653,423
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,965,563	25,579,621	26,484,875
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,517,386	17,160,955	17,517,386
Learning Care Group (US) Inc.	05/08/2020	Education	15.00 (PIK 15.00	% %)	—	7,215,989	6,754,246	7,215,989
LTI Flexible Products, Inc.	01/19/2019	Chemicals, Plastics and Rubber	12.50%		—	30,000,000	30,000,000	30,525,000
LTI Flexible Products, Inc.(9)	01/11/2014	Chemicals, Plastics and Rubber	—		—	5,000,000	4,825,000	5,087,500
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	% (7)	—	15,000,000	14,691,342	14,700,000
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Oil and Gas	14.00 (PIK 4.00	% %)	—	37,070,637	36,441,726	36,720,586
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	39,892,933	39,147,926	39,827,248

Total Subordinated Debt/Corporate Notes							270,087,700	260,809,374

Preferred Equity/Partnership Interests—1.2% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	815,133
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	805,697
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,187,410
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	593,705
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,584,106
CT Technologies Holdings, LLC	—	Business Services	9.00%		—	326,215	326,215	326,215
HW Topco, Inc.		Other Media	8.00%		—	3,591	24,177	35,091
TZ Holdings, L.P., Series A		Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B		Insurance	6.50%		—	1,312	1,312,006	862,664
VRide Holdings, Inc.		Personal Transportation	8.00%		—	1,824,167	1,824,167	156,029

Total Preferred Equity/Partnership Interests							9,463,292	8,051,870

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—11.0% (1),(2)
Subordinated Debt/Corporate Notes—5.7%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—	11,428,224	$11,428,224	$11,428,224
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,474,713	28,248,043

Total Subordinated Debt/Corporate Notes							38,902,937	39,676,267
Preferred Equity—0.2%(6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	1,694,296

Common Equity/Partnership Interest—5.1% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	5,556,207
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	821,505
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	142,684	11,891,822	21,265,345
NCP-Performance	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	2,500,165
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,222,015
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—

Total Common Equity/Partnership Interest							40,058,864	35,365,237

Total Investments in Non-Controlled, Affiliated Portfolio Companies							99,021,141	76,735,800

Investments in Controlled, Affiliated Portfolio Companies—4.7% (1),(2)
First Lien Secured Debt—1.6%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	% (7)	—	9,250,000	9,250,000	9,556,385
Universal Pegasus International, LLC (9)	12/31/2015	Oil and Gas	—		—	1,916,667	1,787,941	1,916,667

Total First Lien Secured Debt							11,037,941	11,473,052

Second Lien Secured Debt—2.4%
Universal Pegasus International, LLC	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—	16,615,645	14,709,502	16,449,489

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	% (7)		2,250,000	2,250,000	1,961,667

Preferred Equity—0.4%(6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	1,981,948
Universal Pegasus International Holdings, Inc. (Universal Pegasus International, LLC)	—	Oil and Gas	8.00%		—	376,988	34,420,612	1,102,555

Total Preferred Equity							36,420,612	3,084,503

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies							64,418,155	32,968,711

Total Investments—154.6%							1,091,517,885	1,078,175,553

Cash and Cash Equivalents—8.4%
Cash							2,667,511	—
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,446,232	5,113,743
BNY Mellon Cash Reserve							53,327,086	53,327,086

Total Cash Equivalents							58,440,829	58,440,829

Total Investments and Cash Equivalents—163.0%							$1,149,958,714	$1,136,616,382

Liabilities in Excess of Other Assets—(63.0%)								(439,110,183)
Net Assets—100.0%								$697,506,199

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2013

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L” or Prime, or “P” rate.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.
(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.
(13)	Investment is held through PNNT Transportation 100 Holdco, L.L.C., a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(Unaudited)

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. PennantPark Investment is a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” Our 2025 Notes trade on the New York Stock Exchange, or the NYSE, under the symbol “PNTA.”

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

Our significant accounting policies consistently applied are as follows:

(a) Investment Valuations

We expect that there will not be readily available market values for many of our investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described in this Report, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of the Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assess the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we have elected to retain a portion of our calendar year income and accrued estimated excise taxes of zero and $0.1 million for the three months ended December 31, 2013 and 2012, respectively.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service and the New York State department of revenue.

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was re-approved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014. Under the Investment Management Agreement the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, PennantPark Investment. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2013 and 2012, the Investment Adviser earned base management fees of $5.7 million and $5.1 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income, including any other fees other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For each of the three months ended December 31, 2013 and 2012, the Investment Adviser earned a performance-based incentive fee on net investment income, as calculated under the Investment Management Agreement, of $4.5 million from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2013 and 2012, the Investment Adviser did not earn a performance-based incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2013 and 2012, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For each of the three months ended December 31, 2013 and 2012, the Investment Adviser and Administrator, collectively, were reimbursed $0.5 million from us, including expenses incurred on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For each of the three months ended December 31, 2013 and 2012, PennantPark Investment was reimbursed $0.1 million for the services described above.

4. INVESTMENTS

Purchases of long-term investments, including PIK, for the three months ended December 31, 2013 and 2012 totaled $230.2 million and $172.5 million, respectively. Sales and repayments of long-term investments for the three months ended December 31, 2013 and 2012 totaled $144.0 million and $110.8 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2013		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$308,561,458	$320,577,150	$290,000,430	$299,516,291
Second lien	402,232,830	409,863,369	346,717,448	357,543,217
Subordinated debt / corporate notes	345,376,465	350,764,976	311,240,637	302,447,308
Preferred equity and partnership interests	65,617,029	11,608,207	65,943,244	12,830,669
Common equity and partnership interests	86,099,247	116,467,720	77,616,126	105,838,068

Total investments	1,207,887,029	1,209,281,422	1,091,517,885	1,078,175,553
Cash and cash equivalents	30,803,635	30,803,635	58,440,829	58,440,829

Total investments, cash and cash equivalents	$1,238,690,664	$1,240,085,057	$1,149,958,714	$1,136,616,382

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	December 31, 2013	September 30, 2013
Personal, Food and Miscellaneous Services	9%	11%
Business Services	8	8
Oil and Gas	8	7
Printing and Publishing	8	9
Consumer Products	6	5
Electronics	6	8
Healthcare, Education and Childcare	6	7
Chemicals, Plastics and Rubber	5	6
Auto Sector	4	4
Energy/Utilities	4	5
Hotels, Motels, Inns and Gaming	4	8
Insurance	4	1
Media	4	—
Buildings Materials	3	—
Communication	3	3
Environmental Services	3	2
Other Media	3	5
Distribution	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Financial Services	2	—
Mining, Steel, Iron and Non-Precious Metals	1	1
Retail	1	—
Cargo Transport	—	1
Other	4	5

Total	100%	100%

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

DECEMBER 31, 2013

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2013, our ability to observe valuation inputs has resulted in no reclassification of assets between any levels. During the three months ended December 31, 2012, our ability to observe valuation inputs resulted in one reclassification of assets between Level 3 to 2 with no other reclassification between levels.

In addition to using the above inputs in cash equivalents, investments, the 2025 Notes and our long-term Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value on an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

The remainder of our portfolio, including our long-term Credit Facility, classified as Level 3, was valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$385,823,905	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	634,983,742	Market Comparable	Market Yield	9.8% — 17.5% (13.1%)
Preferred and common equity	118,871,345	Enterprise Market Value	EBITDA multiple	3.3 — 14.5 (8.4)

Total Level 3 investments	$1,139,678,992

Long-Term Credit Facility	$228,000,000	Market Comparable	Discount rate	3.2%

Asset Category	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien, second lien, subordinated debt/corporate notes	$448,842,468	Market Comparable	Broker/Dealer bid quotes	N/A
First lien, second lien, subordinated debt/corporate notes	466,571,947	Market Comparable	Market Yield	9.5% — 21.5% (13.5%)
Preferred and common equity	110,923,751	Enterprise Market Value	EBITDA multiple	6.0 — 15.0 (9.0)

Total Level 3 investments	$1,026,338,166

Long-Term Credit Facility	$117,500,000	Market Comparable	Discount rate	3.6%

Our cash equivalents, investments, the 2025 Notes and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$1,081,205,495	$—	$60,397,848	$1,020,807,647
Equity investments	128,075,927	8,932,323	272,259	118,871,345

Total investments	1,209,281,422	8,932,323	60,670,107	1,139,678,992
Cash and cash equivalents	30,803,635	30,803,635	—	—

Total investments, cash and cash equivalents	$1,240,085,057	$39,735,958	$60,670,107	$1,139,678,992

Long-Term Credit Facility (excluding temporary draw of $12,000,000)	$228,000,000	$—	$—	$228,000,000
2025 Notes	64,296,000	64,296,000	—	—

Total debt	$292,296,000	$64,296,000	$—	$228,000,000

	Fair Value at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Loan and debt investments	$959,506,815	$—	$44,092,400	$915,414,415
Equity investments	118,668,738	7,539,320	205,667	110,923,751

Total investments	1,078,175,553	7,539,320	44,298,067	1,026,338,166
Cash and cash equivalents	58,440,829	58,440,829	—	—

Total investments, cash and cash equivalents	$1,136,616,382	$65,980,149	$44,298,067	$1,026,338,166

Long-Term Credit Facility (excluding temporary draw of $28,000,000)	$117,500,000	$—	$—	$117,500,000
2025 Notes	68,400,000	68,400,000	—	—

Total debt	$185,900,000	$68,400,000	$—	$117,500,000

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three months ended December 31, 2013
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Realized gains	3,942,358	27,862	3,970,220
Unrealized appreciation (depreciation)	28,198	(315,010)	(286,812)
Purchases, PIK, net discount accretion and non-cash exchanges	230,540,785	9,961,278	240,502,063
Sales, repayments and non-cash exchanges	(129,118,109)	(1,726,536)	(130,844,645)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,020,807,647	$118,871,345	$1,139,678,992

Net change in unrealized appreciation (depreciation) for the fiscal quarter reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$5,968,997	$(315,010)	$5,653,987

	Three months ended December 31, 2012
Description	Loan and debt investments	Equity investments	Totals
Beginning Balance	$848,424,071	$101,323,123	$949,747,194
Realized gains (losses)	2,221,132	(1,350,000)	871,132
Unrealized appreciation (depreciation)	24,742,287	(19,387,772)	5,354,515
Purchases, PIK, net discount accretion and non-cash exchanges	168,081,857	25,652,726	193,734,583
Sales, repayments and non-cash exchanges	(141,014,536)	(700,000)	(141,714,536)
Transfers in/out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance	$889,614,811	$105,538,077	$995,152,888

Net change in unrealized appreciation (depreciation) for the fiscal quarter reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$24,636,464	$(14,167,304)	$10,469,160

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
Credit Facility	Three months ended December 31,
	2013	2012
Beginning Balance (Cost – $117,500,000 and $109,500,000, respectively)	$117,500,000	$108,952,500
Total unrealized depreciation included in earnings	—	547,500
Borrowings(1)	222,500,000	215,800,000
Repayments(1)	(112,000,000)	(113,800,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (Cost – $228,000,000 and $211,500,000, respectively)	$228,000,000	$211,500,000
Temporary draws outstanding, at cost	12,000,000	28,000,000

Ending Balance (Cost – $240,000,000 and $239,500,000, respectively)	$240,000,000	$239,500,000

(1)	Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2013 and 2012, our Credit Facility and 2025 Notes had a net change in unrealized depreciation (appreciation) of $4.1 million and $(0.5) million, respectively. As of December 31, 2013 and September 30, 2013, net unrealized depreciation on our Credit Facility and 2025 Notes totaled $7.0 million and $2.9 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2013 were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at December 31, 2013	Net Realized Gains (Losses)
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,500,000	$—	$—	$402,500	$13,500,000	$—
Universal Pegasus International, LLC	17,552,044	8,769,838	—	1,291,786	27,556,881	—
Superior Digital Displays Holdings, Inc.*	—	11,375,000	—	—	12,849,720	—
Non-Controlled Affiliates
Direct Buy Holdings, Inc.	17,805,936	342,847	(1,126,015)	335,063	15,989,439	—
Envirosolutions Holdings, Inc.	21,265,345	9,127,448	—	22,932	32,264,379	—
PAS International Holdings, Inc.	1,694,296	—	—	—	523,407	—
NCP-Performance, L.P.	2,500,165	—	—	—	1,288,200	—
Service Champ, Inc.	33,470,058	—	—	906,616	34,381,849	—

Total Controlled and Non-Controlled Affiliates	$107,787,844	$29,615,133	$(1,126,015)	$2,958,897	$138,353,875	$—

*	Became a controlled affiliated portfolio company during quarter ended December 31, 2013.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

Class and Year	Three Months Ended December 31,
	2013	2012
Numerator for net increase in net assets resulting from operations	$39,454,953	$28,541,186
Denominator for basic and diluted weighted average shares	66,546,219	66,174,302
Basic and diluted net increase in net assets resulting from operations per share	0.59	0.44

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2013 and September 30, 2013, cash equivalents consisted of $30.8 million and $58.4 million, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$10.49	$10.22
Net investment income (1)	0.27	0.28
Net realized and unrealized gain (1)	0.32	0.16

Net increase in net assets resulting from operations (1)	0.59	0.44
Distributions to stockholders (1), (2)	(0.28)	(0.28)

Net asset value, end of period	$10.80	$10.38

Per share market value, end of period	$11.60	$11.00
Total return* (3)	5.38%	6.28%
Shares outstanding at end of period	66,546,734	66,356,911
Ratios ** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.66%	6.79%
Ratio of debt related expenses to average net assets to average net assets	2.55%	1.80%

Ratio of total expenses to average net assets	9.21%	8.59%
Ratio of net investment income to average net assets	10.03%	10.57%
Net assets at end of period	$718,865,187	$688,502,421

Weighted average debt outstanding (5)	$433,815,217	$315,317,391

Weighted average debt per share (5)	$6.52	$4.76
Asset coverage per unit at end of period (6)	$3,362	$4,255
Portfolio turnover ratio **	50.16%	42.97%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Calculated based on the weighted average shares outstanding for the respective periods.
(2)	Based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Operating expenses exclude debt related costs.
(5)	Includes SBA debentures outstanding.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

10. DEBT

Our annualized weighted average cost of debt for the three months ended December 31, 2013 and 2012, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.20% and 3.93%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

We have a $430 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2013 and September 30, 2013, there was $240.0 million (including a temporary draw of $12.0 million) and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.04% and 3.33%, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility with a stated maturity date of February 21, 2016, a one-year term-out period following its third year and pricing set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2013. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million.

As of December 31, 2013 and September 30, 2013, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, for each of which $150.0 million were drawn with a weighted average interest rate of 3.70%, exclusive of 3.43% in upfront fees which are amortized over the life of the loan (4.04% after upfront fees).

Our fixed-rate SBA debentures as of December 31, 2013 and September 30, 2013 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate		Principal Balance
September 22, 2010	September 1, 2020	3.50%		$500,000
March 29, 2011	March 1, 2021	4.46		44,500,000
September 21, 2011	September 1, 2021	3.38		105,000,000

Weighted Average Rate / Total		3.70	%(1)	$150,000,000

(1)	All-in rate is 4.04% after 3.43% of upfront fees.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2013

(Unaudited)

2025 Notes

As of December 31, 2013, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of December 31, 2013 and September 30, 2013, our maximum guaranty was $11.5 million and $13.0 million, respectively. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2013 and the consolidated statements of operations, changes in net assets, and cash flows for the three months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

New York, New York
February 5, 2014

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or our future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason including the factors set forth in “Risk Factors” in our annual report on form 10-K for the fiscal year-ended September 30, 2013 and elsewhere in this Report.

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

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

Expenses

Our primary operating expenses include the payment of management fees to our Investment Adviser, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2013, our portfolio totaled $1,209.3 million and consisted of $320.6 million of senior secured loans, $409.9 million of second lien secured debt, $350.8 million of subordinated debt and $128.0 million of preferred and common equity investments. Our debt portfolio consisted of 48% fixed-rate and 52% variable-rate investments (including 49% with a LIBOR or prime floor). Our overall portfolio consisted of 66 companies with an average investment size of $18.3 million, had a weighted average yield on debt investments of 13.2% and was invested 26% in senior secured loans, 34% in second lien secured debt, 29% in subordinated debt and 11% in preferred and common equity investments.

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

For the three months ended December 31, 2013, we invested $228.0 million in nine new and seven existing portfolio companies with a weighted average yield on debt investments of 12.4%. Sales and repayments of investments for the three months ended December 31, 2013 totaled $144.0 million.

For the three months ended December 31, 2012, we invested $168.4 million in five new and seven existing portfolio companies with a weighted average yield on debt investments of 12.7%. Sales and repayments of investments for the three months ended December 31, 2012 totaled $110.8 million.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to Accounting Standards Codification, or ASC, serve as a single source of literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2013 and 2012, our Credit Facility and 2025 Notes had a net change in unrealized depreciation (appreciation) of $4.1 million and $(0.5) million, respectively. As of December 31, 2013 and September 30, 2013, net unrealized depreciation on our Credit Facility and 2025 Notes totaled $7.0 million and $2.9 million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors approves to value investments. Our 2025 Notes trade on the NYSE and we use the closing price on the exchange to determine their fair value.

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

Payment-In-Kind, or PIK, Interest

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2013 and 2012.

Investment Income

Investment income for the three months ended December 31, 2013 was $34.4 million and was primarily attributable to $9.6 million from senior secured loans, $12.3 million from second lien secured debt investments, $11.4 million from subordinated debt investments and $1.1 million from common equity investments. Investment income for the three months ended December 31, 2012 was $33.0 million and was primarily attributable to $8.8 million from senior secured loans, $6.4 million from second lien secured debt investments and $16.5 million from subordinated debt investments and $1.3 million from common equity investments . The increase in investment income compared with the same period in the prior year is due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2013 totaled $16.5 million. Base management fees for the same period totaled $5.7 million, incentive fees totaled $4.5 million, debt related interest and expenses totaled $4.6 million and general and administrative expenses totaled $1.7 million. Expenses for the three months ended December 31, 2012 totaled $14.8 million. Base management fees for the same period totaled $5.1 million, incentive fees totaled $4.5 million, debt related interest and expenses totaled $3.1 million, general and administrative expenses and excise tax totaled $2.1 million. The increase in expenses was primarily due to the higher cost of debt, which was partially offset by lower general and administrative expenses.

Net Investment Income

Net investment income totaled $18.0 million, or $0.27 per share, for the three months ended December 31, 2013, and $18.2 million, or $0.28 per share, for the three months ended December 31, 2012. The decrease in net investment income over the prior period was due to the higher cost of debt.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2013 totaled $144.0 million and realized gains totaled $2.7 million. Sales and repayments of investments totaled $110.8 million and net realized gains totaled $0.9 million for the three months ended December 31, 2012. The increase in realized gains is due to a larger number of repayments of investments compared to the prior period.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and 2025 Notes

For the three months ended December 31, 2013 and 2012 we reported a net unrealized appreciation on investments of $14.7 million and $10.0 million, respectively. As of December 31, 2013 and September 30, 2013, our net unrealized appreciation (depreciation) on investments totaled $1.4 million and $(13.3) million, respectively. The increase over the prior period was the result of changes in the market values of our investments offset by reversals of unrealized appreciation upon exiting our investments.

For the three months ended December 31, 2013 and 2012 we reported a net unrealized depreciation (appreciation) on our Credit Facility and 2025 Notes of $4.1 million and $(0.5) million, respectively. Net change in unrealized appreciation on the Credit Facility and 2025 Notes over the prior period was due to changes in the capital markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $39.5 million, or $0.59 per share, for the three months ended December 31, 2013. This compares to a net increase in net assets resulting from operations of $28.5 million, or $0.44 per share, for the three months ended December 31, 2012. The increase compared to the prior period was due to the continued growth of our portfolio and appreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

We have a $430.0 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2013 and September 30, 2013, there was $240.0 million (including a temporary draw of $12.0 million) and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.04% and 3.33%, respectively, exclusive of the fee on undrawn commitments of 0.50%. Our annualized weighted average cost of debt for the three months ended December 31, 2013 and 2012, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.20% and 3.93%, respectively. The Credit Facility is a four-year revolving facility with a stated maturity date of February 2016, and a one-year term-out period following its third year. Borrowings under the Credit Facility bear interest at 275 basis points over LIBOR. As of December 31, 2013 and September 30, 2013, we had $190.0 million and $284.5 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum stockholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2:1 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiaries). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of December 31, 2013, we were in compliance with the terms of our Credit Facility.

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

We may raise additional equity or debt through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility or 2025 Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. For the three months ended December 31, 2013, we did not issue shares of common stock in connection with an equity offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and had SBA debentures outstanding of $150.0 million as of September 30, 2013. We have funded SBIC II with $37.5 million of equity capital and received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations SBIC LP may borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225 million.

As of December 31, 2013 and September 30, 2013, our SBIC Funds had $225.0 million and $150 million in debt commitments, respectively, for each of which $150 million were drawn with a weighted average interest rate of 3.70%, exclusive of 3.43% in upfront fees which are amortized over the life of the loan (4.04% after upfront fees). The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%. Both fees will be amortized over the lives of the loans. Our fixed-rate SBA debentures as of December 31, 2013 and September 30, 2013 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(2) All-in rate is 4.04% after 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2013, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of December 31, 2013 and September 30, 2013, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In June 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At December, 31, 2013 and September 30, 2013, we had cash and cash equivalents of $30.8 million and $58.4 million, respectively.

Our operating activities used cash of $104.1 million for the three months ended December 31, 2013, primarily for net purchases of investments. Our financing activities provided cash of $76.4 million for the same period, primarily from net borrowings under our Credit Facility.

Our operating activities used cash of $35.8 million for the three months ended December 31, 2012, primarily for net purchases of investments. Our financing activities provided cash of $59.5 million for the same period, primarily from net borrowings under our Credit Facility and proceeds from our capital stock offering.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2013, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$240.0	$—	$240.0	$—	$—
SBA debentures	150.0	—	—	—	150.0
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding(1)	461.3	—	240.0	—	221.3
Unfunded investments(2)	32.5	5.1	25.4	—	2.0

Total contractual obligations	$493.8	$5.1	$265.4	$—	$223.3

(1)	The weighted average cost of debt on the total debt outstanding as of December 31, 2013 was 4.20% inclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Advisers or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of December 31, 2013 and September 30, 2013, our maximum guaranty was $11.5 million and $13.0 million, respectively. Based on SPH’s and the industry’s historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Dividends and Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the three months ended December 31, 2013, and 2012, we elected to retain a portion of our calendar year income and accrued estimated excise taxes.

During the three months ended December 31, 2013 and 2012, we declared dividends of $0.28 per share or an aggregate of $18.6 million for each of the periods. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, our debt portfolio consisted of 48% fixed-rate investments and 52% variable-rate investments (including 49% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$(2,042)	$(0.03)
Up 2%	$(445)	$(0.01)
Up 3%	$2,709	$0.04
Up 4%	$5,864	$0.09

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No.3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 13, 2013).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 5, 2014	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2014	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)