Form 10-Q
period 2014-03-31
PENNANTPARK INVESTMENT CORP
filed 2014-05-07
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor, New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 7, 2014 was 66,569,036.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. “SBA” refers to the Small Business Administration; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014 (unaudited)	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,021,017,312 and $928,078,589, respectively)	$1,091,405,997	$968,471,042
Non-controlled, affiliated investments (cost—$107,758,689 and $99,021,141, respectively)	81,022,008	76,735,800
Controlled, affiliated investments (cost—$103,035,435 and $64,418,155, respectively)	84,546,168	32,968,711

Total of investments (cost—$1,231,811,436 and $1,091,517,885, respectively)	1,256,974,173	1,078,175,553
Cash and cash equivalents (cost—$56,300,349 and $58,440,829, respectively) (See Note 8)	56,302,305	58,440,829
Interest receivable	11,498,342	10,894,893
Deferred financing costs and other assets	6,649,539	5,815,817

Total assets	1,331,424,359	1,153,327,092

Liabilities
Distributions payable	18,639,330	18,619,812
Payable for investments purchased	—	52,544,704
Unfunded investments	22,875,000	7,241,667
Credit Facility payable (cost—$313,809,200 and $145,500,000, respectively) (See Notes 5 and 10)	313,686,977	145,500,000
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	70,566,000	68,400,000
Management fee payable (See Note 3)	6,027,293	5,419,557
Performance-based incentive fee payable (See Note 3)	5,007,264	4,274,881
Interest payable on debt	1,687,100	1,810,466
Accrued other expenses	1,772,583	2,009,806

Total liabilities	590,261,547	455,820,893

Commitments and contingencies (See Note 11)
Net assets
Common stock, 66,569,036 and 66,499,327 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	66,569	66,499
Paid-in capital in excess of par value	756,809,951	756,017,096
Distributions in excess of net investment income	(3,963,461)	(4,675,217)
Accumulated net realized loss on investments	(37,721,163)	(43,409,847)
Net unrealized appreciation (depreciation) on investments	25,164,693	(13,342,332)
Net unrealized depreciation on debt	806,223	2,850,000

Total net assets	$741,162,812	$697,506,199

Total liabilities and net assets	$1,331,424,359	$1,153,327,092

Net asset value per share	$11.13	$10.49

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Investment income from:
Non-controlled, non-affiliated investments:
Interest	$31,858,467	$28,058,570	$60,823,402	$53,827,187
Other income	2,336,170	876,680	4,851,027	5,242,954
Non-controlled, affiliated investments:
Interest	1,453,003	938,261	2,717,613	2,330,764
Other income	—	—	—	227,800
Controlled, affiliated investments:
Interest	2,231,179	1,183,750	3,624,633	2,386,457
Other income	—	—	300,833	—

Total investment income	37,878,819	31,057,261	72,317,508	64,015,162

Expenses:
Base management fee (See Note 3)	6,027,293	5,328,100	11,774,353	10,456,711
Performance-based incentive fee (See Note 3)	5,007,264	3,559,244	9,496,043	8,104,498
Interest and expenses on debt (See Note 10)	5,099,113	3,984,909	9,672,746	7,079,774
Administrative services expenses (See Note 3)	928,954	1,155,537	1,840,550	2,327,859
Other general and administrative expenses	778,592	719,423	1,541,096	1,479,955

Expenses before taxes and debt issuance costs	17,841,216	14,747,213	34,324,788	29,448,797
Tax expense (benefit)	8,548	(190,197)	8,548	(114,896)
Debt issuance costs (See Note 5)	—	2,437,500	—	2,437,500

Total expenses	17,849,764	16,994,516	34,333,336	31,771,401

Net investment income	20,029,055	14,062,745	37,984,172	32,243,761

Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	3,029,573	(1,830,764)	5,688,684	(959,632)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	15,782,680	26,227,226	29,998,188	32,289,547
Controlled and non-controlled, affiliated investments	7,987,620	(11,059,378)	8,508,837	(7,085,161)
Debt appreciation (See Notes 5 and 10)	(6,147,777)	(427,500)	(2,043,777)	(975,000)

Net change in unrealized appreciation on investments and debt	17,622,523	14,740,348	36,463,248	24,229,386

Net realized and unrealized gain from investments and debt	20,652,096	12,909,584	42,151,932	23,269,754

Net increase in net assets resulting from operations	$40,681,151	$26,972,329	$80,136,104	$55,513,515

Net increase in net assets resulting from operations per common share (See Note 7)	$0.61	$0.41	$1.20	$0.84

Net investment income per common share	$0.30	$0.21	$0.57	$0.49

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Net increase in net assets from operations:
Net investment income	$37,984,172	$32,243,761
Net realized gain (loss) on investments	5,688,684	(959,632)
Net change in unrealized appreciation on investments	38,507,025	25,204,386
Net change in debt appreciation	(2,043,777)	(975,000)

Net increase in net assets resulting from operations	80,136,104	55,513,515

Distributions to stockholders:
Distributions	(37,272,416)	(37,172,284)

Capital transactions:
Public offering	—	7,574,000
Offering costs	—	(265,090)
Reinvestment of distributions	792,925	2,009,120

Net increase in net assets resulting from capital transactions	792,925	9,318,030

Net increase in net assets	43,656,613	27,659,261

Net assets:
Beginning of period	697,506,199	669,717,047

End of period	$741,162,812	$697,376,308

Distributions in excess of net investment income, at end of period	$(3,963,461)	$(2,124,126)

Capital share activity:
Shares issued from public offering	—	700,000

Shares issued from reinvestment of distributions	69,709	186,745

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$80,136,104	$55,513,515
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in net unrealized appreciation on investments	(38,507,025)	(25,204,386)
Net change in unrealized appreciation on debt	2,043,777	975,000
Net realized (gain) loss on investments	(5,688,684)	959,632
Net accretion of discount and amortization of premium	(5,037,388)	(3,451,454)
Purchases of investments	(370,006,367)	(243,825,185)
Payment-in-kind income	(4,696,824)	(6,379,825)
Proceeds from dispositions of investments	260,770,085	153,370,119
(Increase) decrease in interest receivable	(603,449)	307,380
(Increase) decrease in deferred financing costs and other assets	(83,722)	554,567
(Decrease) increase in payable for investments purchased	(52,544,704)	2,935,322
(Decrease) increase in interest payable on debt	(123,366)	954,327
Increase in management fee payable	607,736	536,187
Increase (decrease) in performance-based incentive fee payable	732,383	(647,744)
(Decrease) increase in accrued other expenses	(237,222)	312,377

Net cash used for operating activities	(133,238,666)	(63,090,168)

Cash flows from financing activities:
Public offerings	—	7,574,000
Offering costs	—	(265,090)
Deferred financing costs	(750,000)	—
Distributions paid to stockholders	(36,459,973)	(32,394,877)
Proceeds from 2025 Notes issuance (See Note 10)	—	71,250,000
Borrowings under Credit Facility (See Note 10)	614,109,200	543,500,000
Repayments under Credit Facility (See Note 10)	(445,800,000)	(516,800,000)

Net cash provided by financing activities	131,099,227	72,864,033

Net (decrease) increase in cash equivalents	(2,139,439)	9,773,865
Effect of exchange rate changes on cash	915	—
Cash and cash equivalents, beginning of period	58,440,829	7,559,453

Cash and cash equivalents, end of period	$56,302,305	$17,333,318

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$9,534,384	$5,907,177

Taxes paid	$8,251	$92,388

Distributions reinvested	$792,925	$2,009,120

Conversions and non-cash exchanges	$51,577,498	$58,615,748

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies — 147.3% (1), (2) First Lien Secured Debt—37.2%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975		23,607,038	$22,822,913	$25,495,598
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.90%		L+1,175	(8)	29,035,075	28,353,844	28,353,345
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—		—		7,500,000	7,500,000	7,500,000
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		5,236,875	5,084,406	5,197,598
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,637,500
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725		7,028,902	7,028,902	7,028,902
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,349,268	12,506,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	11.57%		P+832		11,600,000	11,600,000	11,803,772
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850		7,777,902	7,776,185	7,719,568
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900		22,342,352	21,931,365	22,365,830
Old Guard Risk Services, Inc.	11/27/2018	Insurance	12.50%		L+1,150		29,925,000	28,836,187	30,224,250
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,108,113	15,995,625
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050		33,395,800	32,960,709	33,395,800
Trust Inns Limited (10), (12)	02/12/2020	Buildings and Real Estate	11.02%		L+1,100	(8)	28,704,715	45,129,540	44,983,465
Worley Claims Services LLC	07/06/2017	Insurance	12.50%		L+1,100		11,856,315	11,856,315	12,093,442

Total First Lien Secured Debt								266,337,747	275,300,945

Second Lien Secured Debt—51.3%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	26,416,000
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050		20,625,000	20,322,938	20,831,250
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,274,299	15,887,500
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	10.25%		L+900		13,603,502	13,507,455	13,762,255
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	14,175,000
CT Technologies Intermediate Holdings, Inc.	10/05/2020	Business Services	9.25%		L+800		14,000,000	13,807,792	14,140,000
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875		19,000,000	18,630,054	19,095,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200		32,610,233	31,979,848	32,373,530
ILC Industries, LLC	06/14/2019	Electronics	11.50%		L+1,000		7,500,000	7,219,315	7,350,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700		3,739,795	3,739,797	3,160,127
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,344,117	33,761,702
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		38,950,000	38,328,426	39,339,500
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%		L+825		9,500,000	9,360,003	9,559,375
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875		33,750,000	33,313,860	33,349,388
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,553,002	13,062,500
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		21,000,000	20,714,264	21,174,930
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850		56,750,000	55,986,933	57,601,250
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		P+550		2,379,160	2,379,160	2,355,368
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750		2,649,294	2,649,294	2,596,308

Total Second Lien Secured Debt								370,635,557	379,990,983

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—45.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—		19,000,000	$18,658,455	$18,754,188
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Products	14.50 (PIK 14.50	% %)	—		40,949,500	34,308,965	35,626,065
Affinion Investments LLC (5)	08/15/2018	Consumer Products	13.50%		—		15,096,000	15,195,600	15,322,440
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,779,780	8,986,799
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—		23,633,523	23,275,175	23,988,026
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.25%		—		10,600,000	10,413,752	10,467,187
George Bond Limited (10), (12)	06/29/2018	Electronics	13.53 (PIK 13.00	% %)	L+1,300	(8)	5,166,787	8,896,510	8,613,753
George Mezz Limited (10), (12)	06/30/2017	Electronics	11.53 (PIK 6.75	% %)	L+1,100	(8)	10,166,438	17,347,934	16,915,403
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—		17,692,998	17,373,730	17,692,998
Learning Care Group (US) Inc.	05/08/2020	Education	15.00 (PIK 15.00	% %)	—		7,757,188	7,346,910	7,757,188
LTI Flexible Products, Inc.	01/19/2019	Chemicals, Plastics and Rubber	12.50%		—		30,000,000	30,000,000	30,600,000
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—		15,000,000	14,729,435	14,850,000
Power Products, LLC	12/11/2020	Electronics	12.75 (PIK 2.00	% %)	—		15,000,000	14,759,440	15,011,709
Randall-Reilly Publishing Company, LLC	04/15/2019	Other Media	12.50	%(7)	—		30,400,000	29,823,037	30,484,788
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Oil and Gas	14.00 (PIK 4.00	% %)	—		37,824,077	37,228,952	40,850,003
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—		39,892,933	39,201,283	40,491,327

Total Subordinated Debt/Corporate Notes								327,338,958	336,411,874

Preferred Equity/Partnership Interests—1.7% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	719,058
AHC Mezzanine, LLC	—	Other Media	—		—		7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—		949	949,050	790,891
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%		—		76,357	765,307	1,590,975
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—		—		38,179	382,654	795,488
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—		2,375	2,375,000	2,684,904
Hanley-Wood Holdings, LLC	—	Other Media	8.00%		—		3,591	22,216	33,590
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%		—		3,397	3,397,484	3,397,484
TZ Holdings, L.P., Series A	—	Insurance	—		—		686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—		1,312	1,312,006	1,699,110
VRide Holdings, Inc.	—	Personal Transportation	8.00%		—		1,824,167	1,824,167	224,861

Total Preferred Equity/Partnership Interests								12,532,600	12,622,181

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—11.7% (6)
Acentia, LLC, Class A Units (11)	—	Electronics	—	—	1,998	$2,000,000	$1,156,434
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	1,888,055	2,380,193	5,758,566
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	294,666
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	2,139,351
Alegeus Technologies Holding Corp., Class A (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	792
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	2,316,786
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	1,125,000	1,158,393
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	1,726,908
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	487,921
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	243,961
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	567,243
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	545,887	5,105,762
Hanley-Wood Holdings, LLC	—	Other Media	—	—	386,770	2,697,834	3,117,959
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	153,315
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	10,116,070
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Lariat ecoserv Co-Invest Holdings, LLC	—	Environmental Services	—	—	1,000,000	1,000,000	1,000,000
Learning Care Group (US) Inc. (Warrants)	04/27/2020	Education	—	—	6,649	779,920	6,932,765
Magnum Hunter Resources Corporation	—	Oil and Gas	—	—	1,221,932	3,057,500	10,386,422
Magnum Hunter Resources Corporation (Warrants)	04/16/2016	Oil and Gas	—	—	122,193	182,499	320,144
MidOcean JF Holdings Corp. (JF Acquisitions, LLC)	—	Distribution	—	—	1,850	1,850,294	1,593,272
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	6,307,133
Old Guard Risk Services, Inc. (Warrants)	11/27/2023	Insurance	—	—	35,490	495,086	780,914
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	1,171,851	2,851,564
Power Products Holdings, LLC, Class A Units (11) (Power Products, LLC)	—	Electronics	—	—	1,350,000	1,350,000	1,350,000
Power Products Holdings, LLC, Class B Units (11) (Power Products, LLC)	—	Electronics	—	—	150,000	150,000	150,000
QMG HoldCo, LLC, Class A (Questex Media Group, LLC)	—	Other Media	—	—	4,325	1,306,167	2,288,502
QMG HoldCo, LLC, Class B (Questex Media Group, LLC)	—	Other Media	—	—	531	—	280,970
SPG Boyd Holdings Corp. (LTI Flexible Products, Inc.)	—	Chemical, Plastic and Rubber	—	—	3,000	3,000,000	7,765,028
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	493,231
Transportation 100 Holdco, L.L.C. (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
TZ Holdings, L.P.	—	Insurance	—	—	2	9,567	—
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Printing and Publishing	—	—	211,797	2,325,555	4,091,429
VRide Holdings Inc.	—	Personal Transportation	—	—	9,166	9,166	—
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,946,907
Z Wireless Holdings, Inc. (Warrants)	10/21/2021	Retail	—	—	1,736	168,799	168,799

Total Common Equity/Partnership Interests/Warrants						44,172,450	87,080,014

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,021,017,312	1,091,405,997

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—10.9% (1), (2)
Second Lien Secured Debt—1.2%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	$9,143,302	$9,127,448

Subordinated Debt/Corporate Notes—5.3%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—	10,964,404	10,964,404	10,964,404
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,532,780	28,280,000

Total Subordinated Debt/Corporate Notes							38,497,184	39,244,404

Preferred Equity –0.1% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	836,968

Common Equity/Partnership Interest/Warrants—4.3% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	3,044,059
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	450,005
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	142,684	11,891,822	20,603,984
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	1,180,037
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	6,535,103
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,619	—

Total Common Equity/Partnership Interest/Warrants							40,058,863	31,813,188

Total Investments in Non-Controlled, Affiliated Portfolio Companies							107,758,689	81,022,008

Investments in Controlled, Affiliated Portfolio Companies—11.4% (1), (2)
First Lien Secured Debt—6.3%
Superior Digital Displays, LLC	12/31/2018	Media	13.50%		L+1,250	14,750,000	13,141,882	12,854,559
Superior Digital Displays, LLC (9)	09/30/2014	Media	—		—	10,250,000	9,142,694	8,932,831
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	11,250,000	11,250,000	11,604,840
Universal Pegasus International, L.L.C.	12/31/2015	Oil and Gas	9.50 (PIK 0.75	% %)	L+800	9,959,253	8,331,433	9,959,253
Universal Pegasus International, L.L.C. (9)	12/31/2015	Oil and Gas	—		—	3,500,000	3,466,247	3,500,000

Total First Lien Secured Debt							45,332,256	46,851,483

Second Lien Secured Debt—2.4%
Universal Pegasus International, L.L.C.	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—	17,899,550	16,321,467	17,899,550

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)		2,750,000	2,750,000	2,412,194

Preferred Equity—2.1% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	1,982,967
Universal Pegasus International Holdings, Inc. (Universal Pegasus International, LLC)	—	Oil and Gas	8.00%		—	376,988	34,420,612	13,189,181

Total Preferred Equity							36,420,612	15,172,148

Common Equity—0.3% (6)
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	4,750	2,211,000	2,210,793
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							2,211,100	2,210,793

Total Investments in Controlled, Affiliated Portfolio Companies							103,035,435	84,546,168

Total Investments—169.6%							1,231,811,436	1,256,974,173

Cash and Cash Equivalents—7.6%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,702,277	2,702,277
BNY Mellon Cash Reserve							52,484,038	52,484,038
Cash							1,114,034	1,115,990

Total Cash and Cash Equivalents							56,300,349	56,302,305

Total Investments and Cash Equivalents—177.2%							$1,288,111,785	$1,313,276,478

Liabilities in Excess of Other Assets—(77.2%)								(572,113,666)
Net Assets—100.0%								$741,162,812

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.

(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).

(3)	Valued based on our accounting policy (see Note 2).

(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London InterBank Offered Rate, or LIBOR, or “L” or Prime, or “P” rate.

(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(6)	Non-income producing securities.

(7)	Coupon is payable in cash and/or payment-in-kind or PIK.

(8)	Coupon is not subject to a LIBOR or Prime rate floor.

(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.

(10)	Non-U.S. company or principal place of business outside the U.S.

(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).

(12)	Par amount is denominated in British Pound.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—138.9% (1), (2)
First Lien Secured Debt—41.3%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	23,912,894	$23,012,057	$25,347,668
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		14,550,084	14,310,552	14,694,828
CEVA Group PLC (5), (10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,385,251	7,725,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,750,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	(8)	7,342,967	7,342,967	7,342,967
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,835,907	12,900,000
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,326,110	12,391,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	11.95%		P+625	(8)	11,600,000	11,600,000	11,708,430
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	23,934,268	23,788,980	22,976,897
Instant Web, Inc.	08/07/2014	Printing and Publishing	3.55%		L+338		18,199,679	13,917,288	14,559,743
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,050,000	17,770,705	18,050,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850	(8)	8,355,469	8,349,704	8,230,137
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	(8)	22,342,352	21,899,258	22,007,217
Penton Media, Inc.	08/01/2014	Other Media	6.00 (PIK 2.00	% %)	L+500	(8)	37,950,152	36,110,124	37,523,212
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,096,169	15,176,250
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	(8)	34,270,800	33,766,321	34,270,800
Worley Claims Services LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	12,451,096	12,451,096	12,388,840

Total First Lien Secured Debt								278,962,489	288,043,239

Second Lien Secured Debt—48.9%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	25,971,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	(8)	18,750,000	18,375,000	18,687,563
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy / Utilities	11.00%		L+975	(8)	42,278,570	41,471,524	43,159,233
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	13,420,313
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875	(8)	19,000,000	18,620,000	18,905,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50%		—		45,000,000	44,599,796	46,575,000
ILC Industries, LLC	06/14/2019	Electronics	11.50%		L+1,000	(8)	7,500,000	7,200,000	6,900,000
Intermediate Transportation 100, L.L.C.	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,544,833	3,544,836	3,544,833
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,287,499	39,096,063
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875	(8)	33,750,000	33,265,829	33,187,388
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,511,878	13,062,500
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850	(8)	56,750,000	55,923,621	56,040,625
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+550	(8)	2,395,378	2,395,378	2,371,424
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750	(8)	2,502,333	2,502,333	2,452,286
ROC Finance LLC and ROC Finance 1 Corp.	08/31/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,785,252	17,720,000

Total Second Lien Secured Debt								332,007,946	341,093,728

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—37.4%
Acentia, LLC	10/02/2017	Electronics	13.75%		—	19,000,000	$18,629,082	$18,879,139
Affinion Group Holdings, Inc.	11/15/2015	Consumer Products	11.63%		—	35,552,000	34,570,664	20,442,400
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,773,751	8,888,617
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,514,494	23,114,286	23,867,211
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.25%		—	10,600,000	10,399,101	10,653,423
Escort, Inc.	06/01/2016	Electronics	14.75 (PIK 2.75	% %)	—	25,965,563	25,579,621	26,484,875
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	17,517,386	17,160,955	17,517,386
Learning Care Group (US) Inc.	05/08/2020	Education	15.00 (PIK 15.00	% %)	—	7,215,989	6,754,246	7,215,989
LTI Flexible Products, Inc.	01/19/2019	Chemicals, Plastics and Rubber	12.50%		—	30,000,000	30,000,000	30,525,000
LTI Flexible Products, Inc. (9)	01/11/2014	Chemicals, Plastics and Rubber	—		—	5,000,000	4,825,000	5,087,500
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—	15,000,000	14,691,342	14,700,000
Varel International Energy Mezzanine Funding Corp.	01/15/2018	Oil and Gas	14.00 (PIK 4.00	% %)	—	37,070,637	36,441,726	36,720,586
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	39,892,933	39,147,926	39,827,248

Total Subordinated Debt/Corporate Notes							270,087,700	260,809,374

Preferred Equity/Partnership Interests —1.2% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	815,133
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp., Series A (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	805,697
CI (IHS) Investment Holdings, LLC (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,187,410
CI (IHS) Investment Holdings, LLC (9) (Interactive Health Solutions, Inc.)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	593,705
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,584,106
CT Technologies Holdings, LLC	—	Business Services	9.00%		—	326,215	326,215	326,215
HW Topco, Inc.	—	Other Media	8.00%		—	3,591	24,177	35,091
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	862,664
VRide Holdings, Inc.	—	Personal Transportation	8.00%		—	1,824,167	1,824,167	156,029

Total Preferred Equity/Partnership Interests							9,463,292	8,051,870

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Warrants/Partnership Interests—10.1% (6)
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—11.0% (1), (2)
Subordinated Debt/Corporate Notes—5.7%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—	11,428,224	$11,428,224	$11,428,224
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,474,713	28,248,043

Total Subordinated Debt/Corporate Notes							38,902,937	39,676,267

Preferred Equity – 0.2% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	1,694,296

Common Equity/Partnership Interest—5.1% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	5,556,207
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	821,505
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	142,684	11,891,822	21,265,345
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	2,500,165
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,222,015
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—

Total Common Equity/Partnership Interest							40,058,864	35,365,237

Total Investments in Non-Controlled, Affiliated Portfolio Companies							99,021,141	76,735,800

Investments in Controlled, Affiliated Portfolio Companies—4.7% (1), (2)
First Lien Secured Debt—1.6%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	9,250,000	9,250,000	9,556,385
Universal Pegasus International, LLC (9)	12/31/2015	Oil and Gas	—		—	1,916,667	1,787,941	1,916,667

Total First Lien Secured Debt							11,037,941	11,473,052

Second Lien Secured Debt—2.4%
Universal Pegasus International, LLC	12/31/2015	Oil and Gas	15.00 (PIK 15.00	% %)	—	16,615,645	14,709,502	16,449,489

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	2,250,000	2,250,000	1,961,667

Preferred Equity—0.4% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	1,981,948
Universal Pegasus International Holdings, Inc. (Universal Pegasus International, LLC)	—	Oil and Gas	8.00%		—	376,988	34,420,612	1,102,555

Total Preferred Equity							36,420,612	3,084,503

Common Equity—0.0% (6)
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Investments in Controlled, Affiliated Portfolio Companies							64,418,155	32,968,711

Total Investments—154.6%							1,091,517,885	1,078,175,553

Cash and Cash Equivalents—8.4%
Cash							2,667,511	2,667,511
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,446,232	2,446,232
BNY Mellon Cash Reserve							53,327,086	53,327,086

Total Cash Equivalents							58,440,829	58,440,829

Total Investments and Cash Equivalents—163.0%							$1,149,958,714	$1,136,616,382

Liabilities in Excess of Other Assets—(63.0%)								(439,110,183)
Net Assets—100.0%								$697,506,199

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.

(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).

(3)	Valued based on our accounting policy (see Note 2).

(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L” or Prime, or “P” rate.

(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(6)	Non-income producing securities.

(7)	Coupon is payable in cash and/or PIK.

(8)	Coupon is subject to a LIBOR or Prime rate floor.

(9)	Represents the purchase of a security with delayed settlement (unfunded investments). This security does not have a basis point spread above an index.

(10)	Non-U.S. company or principal place of business outside the U.S.

(11)	Investment is held through PNNT CI (Galls) Prime Investment Holdings, LLC, a consolidated subsidiary.

(12)	Investment is held through PNNT Acentia LLC, a consolidated subsidiary.

(13)	Investment is held through PNNT Transportation 100 Holdco, L.L.C., a consolidated subsidiary.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. Changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

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

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers/dealers, if available, or otherwise by a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

(b)   Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility and our 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs are capitalized and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax as a RIC, we may elect to retain a portion of our calendar year income.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2009 remain subject to examination by the Internal Revenue Service.

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

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is ratified by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include qualified dividends and/or a return of capital.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

(e) Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1. Fair value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the applicable period; and

2. Purchases and sales of investment securities, income and expenses – at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

(f) Consolidation

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2014, the Investment Adviser earned base management fees of $6.0 million and $11.8 million, respectively, from us. For the three and six months ended March 31, 2013, the Investment Adviser earned base management fees of $5.3 million and $10.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains on investments and foreign currencies, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three and six months ended March 31, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $5.0 million and $9.5 million, respectively, from us. For the three and six months ended March 31, 2013, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $3.6 million and $8.1 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains on investments, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2014 and 2013, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2014 and 2013, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2014, the Investment Adviser was reimbursed $1.5 million and $2.0 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2013, the Investment Adviser was reimbursed $1.5 million and $2.0 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three and six months ended March 31, 2014, PennantPark Investment was reimbursed $0.2 million and $0.3 million, respectively, for the services described above. For the three and six months ended March 31, 2013, PennantPark Investment was reimbursed $0.1 million and $0.2 million, respectively, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

4. INVESTMENTS

Purchases of investments, including PIK, for the three and six months ended March 31, 2014 totaled $144.5 million and $374.7 million, respectively. For the same periods in the prior year, purchases of investments, including PIK, totaled $77.7 million and $250.2 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2014 totaled $116.8 million and $260.8 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $42.5 million and $153.4 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2014		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$311,670,003	$322,152,428	$290,000,430	$299,516,291
Second lien	396,100,326	407,017,981	346,717,448	357,543,217
Subordinated debt / corporate notes	368,586,142	378,068,472	311,240,637	302,447,308
Preferred equity and partnership interests	69,012,552	28,631,297	65,943,244	12,830,669
Common equity and partnership interests	86,442,413	121,103,995	77,616,126	105,838,068

Total investments	1,231,811,436	1,256,974,173	1,091,517,885	1,078,175,553
Cash and cash equivalents	56,300,349	56,302,305	58,440,829	58,440,829

Total investments, cash and cash equivalents	$1,288,111,785	$1,313,276,478	$1,149,958,714	$1,136,616,382

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	March 31, 2014	September 30, 2013
Oil and Gas	10%	7%
Consumer Products	9	5
Personal, Food and Miscellaneous Services	9	11
Business Services	8	8
Electronics	8	8
Chemicals, Plastics and Rubber	5	6
Printing and Publishing	5	9
Auto Sector	4	4
Buildings and Real Estate	4	—
Healthcare, Education and Childcare	4	7
Hotels, Motels, Inns and Gaming	4	5
Insurance	4	1
Media	4	—
Buildings Materials	3	—
Communication	3	3
Other Media	3	5
Retail	3	—
Distribution	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Environmental Services	2	2
Financial Services	2	2
Energy/Utilities	—	8
Other	2	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2014, our ability to observe valuation inputs has resulted in no reclassification of assets between any levels. This compares to the six months ended March 31, 2013, which resulted in the reclassification of one asset from Level 3 to 2 and no other transfers between levels.

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

The remainder of our portfolio, including our long-term Credit Facility, is valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$413,508,592	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	632,144,286	Market Comparable	Market Yield	9.5% – 20.4% (12.9%)
Equity investments	6,053,232	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	132,975,492	Enterprise Market Value	EBITDA multiple	3.3x – 13.0x (8.5x)

Total Level 3 investments	1,184,681,602

Long-Term Credit Facility	$303,686,977	Market Comparable	Discount rate	3.3%

Asset Category	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$448,842,468	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	466,571,947	Market Comparable	Market Yield	9.5% – 21.5% (13.5%)
Equity investments	110,923,751	Enterprise Market Value	EBITDA multiple	6.0x – 15.0x (9.0x)

Total Level 3 investments	1,026,338,166

Long-Term Credit Facility	$117,500,000	Market Comparable	Discount rate	3.6%

Our cash equivalents, investments, the 2025 Notes and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,107,238,881	$—	$61,586,003	$1,045,652,878
Equity investments	149,735,292	10,386,422	320,146	139,028,724

Total investments	1,256,974,173	10,386,422	61,906,149	1,184,681,602
Cash and cash equivalents	56,302,305	56,302,305	—	—

Total investments, cash and cash equivalents	$1,313,276,478	$66,688,727	$61,906,149	$1,184,681,602

Long-Term Credit Facility (excluding a temporary draw of $10,000,000)	$303,686,977	$—	$—	$303,686,977
2025 Notes	70,566,000	70,566,000	—	—

Total debt	$374,252,977	$70,566,000	$—	$303,686,977

	Fair Value at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$959,506,815	$—	$44,092,400	$915,414,415
Equity investments	118,668,738	7,539,320	205,667	110,923,751

Total investments	1,078,175,553	7,539,320	44,298,067	1,026,338,166
Cash and cash equivalents	58,440,829	58,440,829	—	—

Total investments, cash and cash equivalents	$1,136,616,382	$65,980,149	$44,298,067	$1,026,338,166

Long-Term Credit Facility (excluding temporary draws of $28,000,000)	$117,500,000	$—	$—	$117,500,000
2025 Notes	68,400,000	68,400,000	—	—

Total debt	$185,900,000	$68,400,000	$—	$117,500,000

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Realized gains	6,972,974	27,860	7,000,834
Unrealized appreciation	4,938,500	16,103,682	21,042,182
Purchases, PIK, net discount accretion and non-cash exchanges	363,427,427	14,530,077	377,957,504
Sales, repayments and non-cash exchanges	(245,100,438)	(2,556,646)	(247,657,084)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$1,045,652,878	$139,028,724	$1,184,681,602

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$13,689,264	$16,103,681	$29,792,945

	Six Months Ended March 31, 2013
Description	Debt investments	Equity investments	Totals
Beginning Balance	$848,424,071	$101,323,123	$949,747,194
Realized gains (losses)	2,376,015	(3,335,647)	(959,632)
Unrealized appreciation (depreciation)	40,321,756	(22,179,968)	18,141,788
Purchases, PIK, net discount accretion and non-cash exchanges	243,962,981	46,548,450	290,511,431
Sales, repayments and non-cash exchanges	(200,813,827)	(700,040)	(201,513,867)
Transfers in and/or out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance	$921,430,996	$121,655,918	$1,043,086,914

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$41,392,812	$(23,529,968)	$17,862,844

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
Long –Term Credit Facility	Six Months Ended March 31,
	2014	2013
Beginning Balance (cost – $117,500,000 and $109,500,000, respectively)	$117,500,000	$108,952,500
Net change in fair value	(122,223)	547,500
Borrowings(1)	380,309,200	311,000,000
Repayments(1)	(194,000,000)	(252,300,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $303,809,200 and $168,200,000, respectively)	$303,686,977	$168,200,000
Temporary draws outstanding, at cost	10,000,000	3,500,000

Ending Balance (cost – $313,809,200 and $171,700,000, respectively)	$313,686,977	$171,700,000

(1)	Excludes temporary draws.

As of March 31, 2014, we had outstanding non-USD borrowing on our Credit Facility denominated in British Pounds. Net change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Change in Fair Value
British Pound	£16,000,000	$26,654,400	$26,674,224	May 1, 2014	$19,824
British Pound	27,000,000	45,154,800	45,012,753	April 30, 2014	(142,047)

	£43,000,000	$71,809,200	$71,686,977		$(122,223)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2014, our Credit Facility and 2025 Notes had a net change in unrealized appreciation of $6.1 million and $2.0 million, respectively. For the three and six months ended March 31, 2013, our Credit Facility and 2025 Notes had a net change in unrealized appreciation of $0.4 million and $1.0 million, respectively. As of March 31, 2014 and September 30, 2013, net unrealized depreciation on our Credit Facility and 2025 Notes totaled $0.8 million and $2.9 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2014 were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at March 31, 2014	Net Realized Gains (Losses)
Controlled Affiliates
SuttonPark Holdings, Inc.	$13,500,000	$3,500,000	$(1,000,000)	$794,694	$16,000,001	$—
Universal Pegasus International, LLC	17,552,044	9,435,438	(99,999)	2,567,321	41,047,984	—
Superior Digital Displays Holdings, Inc.	—	15,298,220	—	563,451	15,065,352	—
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	17,805,936	662,198	(1,126,015)	660,801	14,458,468	—
EnviroSolutions Holdings, Inc.	21,265,345	9,127,448	—	248,745	29,731,432	—
PAS International Holdings, Inc.	1,694,296	—	—	—	836,968	—
NCP-Performance, L.P.	2,500,165	—	—	—	1,180,037	—
Service Champ, Inc.	33,470,058	—	—	1,808,067	34,815,103	—

Total Controlled and Non-Controlled Affiliates	$107,787,844	$38,023,303	$(2,226,014)	$6,643,079	$153,135,345	$—

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator for net increase in net assets resulting from operations	$40,681,151	$26,972,329	$80,136,104	$55,513,515
Denominator for basic and diluted weighted average shares	66,569,036	66,400,755	66,557,762	66,286,285
Basic and diluted net increase in net assets resulting from operations per share	$0.61	$0.41	$1.20	$0.84

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2014 and September 30, 2013, cash and cash equivalents consisted of $56.3 million and $58.4 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$10.49	$10.22
Net investment income (1)	0.57	0.49
Net realized and unrealized gain (1)	0.63	0.35

Net increase in net assets resulting from operations (1)	1.20	0.84
Distributions to stockholders (1), (2)	(0.56)	(0.56)

Net asset value, end of period	$11.13	$10.50

Per share market value, end of period	$11.05	$11.30
Total return* (3)	2.83%	11.91%
Shares outstanding at end of period	66,569,036	66,401,248
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.81%	6.44%
Ratio of debt related expenses to average net assets (5)	2.67%	2.39%

Ratio of total expenses to average net assets	9.48%	8.83%
Ratio of net investment income to average net assets (5)	10.49%	9.65%
Net assets at end of period	$741,162,812	$697,376,308

Weighted average debt outstanding (6)	$479,832,798	$352,917,857

Weighted average debt per share (6)	$7.21	$5.32
Asset coverage per unit at end of period (7)	$2,929	$3,865
Portfolio turnover ratio	43.67%	28.80%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	Based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under GAAP.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Operating expenses exclude debt related costs.

(5)	Ratio does not annualize the 2025 Notes offering costs.

(6)	Includes SBA debentures outstanding.

(7)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the six months ended March 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures, was 4.03% and 4.01%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

In March 2014, we increased the amount available for borrowing under our multi-currency Credit Facility by $15.0 million, bringing its size to $445.0 million. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2014 and September 30, 2013, there was $313.8 million (including a temporary draw of $10.0 million) and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.07% and 3.33%, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility with a stated maturity date of February 21, 2016, a one-year term-out period following its third year and pricing set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2014

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of March 31, 2014 and September 30, 2013, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, and $150.0 million was drawn for each period.

Our fixed-rate SBA debentures as of March 31, 2014 and September 30, 2013 were as follows:

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

2025 Notes

As of March 31, 2014 and September 30, 2013, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of March 31, 2014 and September 30, 2013, our maximum guaranty was $13.6 million and $13.0 million, respectively. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2014, the consolidated statements of operations for the three and six months ended March 31, 2014, and the consolidated statements of changes in net assets, and cash flows for the six months ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
May 7, 2014

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or our future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt issues.

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

Expenses

Our primary operating expenses include the payment of a base management fee to our Investment Adviser, the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

•	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal, state and foreign registration fees and any exchange listing fees;

•	federal, state, local and foreign taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2014, our portfolio totaled $1,257.0 million and consisted of $322.2 million of senior secured loans, $407.0 million of second lien secured debt, $378.1 million of subordinated debt and $149.7 million of preferred and common equity investments. Our debt portfolio consisted of 44% fixed-rate and 56% variable-rate investments (including 48% with a LIBOR or prime floor). Our overall portfolio consisted of 68 companies with an average investment size of $18.5 million, had a weighted average yield on debt investments of 12.7% and was invested 26% in senior secured loans, 32% in second lien secured debt, 30% in subordinated debt and 12% in preferred and common equity investments.

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

For the three months ended March 31, 2014, we invested $142.0 million in four new and six existing portfolio companies with a weighted average yield on debt investments of 12.0%. Sales and repayments of investments for the three months ended March 31, 2014 totaled $116.8 million. For the six months ended March 31, 2014, we invested $370.0 million in 13 new and 13 existing portfolio companies with a weighted average yield on debt investments of 12.2%. Sales and repayments of investments for the six months ended March 31, 2014 totaled $260.8 million.

For the three months ended March 31, 2013, we invested $75.4 million in one new and seven existing portfolio companies with a weighted average yield on debt investments of 13.5%. Sales and repayments of investments for the three months ended March 31, 2013 totaled $42.5 million. During the three months ended March 31, 2013, we had one investment restructured after going on non-accrual status. For the six months ended March 31, 2013, we invested $243.8 million in six new and 14 existing portfolio companies with a weighted average yield on debt investments of 12.9%. Sales and repayments of investments for the six months ended March 31, 2013 totaled $153.4 million.

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

Our investments generally consist of illiquid securities, including debt and equity investments. Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two brokers/dealers, if available, or otherwise by a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If our board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2014, our Credit Facility and 2025 Notes had a net change in unrealized appreciation of $6.1 million and $2.0 million, respectively. For the three and six months ended March 31, 2013, our Credit Facility and 2025 Notes had a net change in unrealized appreciation of $0.4 million and $1.0 million, respectively. As of March 31, 2014 and September 30, 2013, net unrealized depreciation on our Credit Facility and 2025 Notes totaled $0.8 million and $2.9 million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors approves to value investments. Our 2025 Notes trade on the NYSE and we use the closing price on the exchange to determine their fair value.

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

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1. Fair value of investment securities, other assets and liabilities – at the exchange rates prevailing at the end of the applicable period; and

2. Purchases and sales of investment securities, income and expenses – at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2014 and 2013.

Investment Income

Investment income for the three and six months ended March 31, 2014 was $37.9 million and $72.3 million, respectively, and was attributable to $10.6 million and $20.2 million from senior secured loans, $14.3 million and $26.6 million from second lien secured debt investments, $12.7 million and $24.1 million from subordinated debt investments, and $0.3 million and $1.4 million from equity investments, respectively. This compares to investment income for the three and six months ended March 31, 2013, which was $31.0 million and $64.0 million, respectively, and was attributable to $9.2 million and $18.0 million from senior secured loans, $8.6 million and $15.0 million from second lien secured debt investments, $13.2 million and $29.7 million from subordinated debt investments, and zero and $1.3 million from equity investments, respectively. The increase in investment income compared with the same period in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2014 totaled $17.8 million and $34.3 million, respectively. Base management fee for the same periods totaled $6.0 million and $11.8 million, incentive fees totaled $5.0 million and $9.5 million, debt related interest and expenses totaled $5.1 million and $9.7 million and general and administrative expenses totaled $1.7 million and $3.3 million, respectively. This compares to expenses for the three and six months ended March 31, 2013, which totaled $17.0 million and $31.8 million, respectively. Base management fee for the same periods totaled $5.3 million and $10.5 million, incentive fees totaled $3.6 million and $8.1 million, debt related interest and expenses (excluding the $2.4 million debt issuance expenses associated with our 2025 Notes) totaled $4.0 million and $7.1 million and general and administrative expenses and excise tax totaled $1.7 million and $3.7 million, respectively. The increase in expenses was primarily due to the higher financing costs.

Net Investment Income

Net investment income totaled $20.0 million and $38.0 million, or $0.30 and $0.57 per share, for the three and six months ended March 31, 2014, respectively. Net investment income totaled $14.1 million and $32.2 million, or $0.21 and $0.49 per share, for the three and six months ended March 31, 2013, respectively. The increase in net investment income over the prior year was due to the growth of our portfolio and the absence of debt issuance costs during the most recent periods, which savings were partially offset by higher financing costs.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2014 totaled $116.8 million and $260.8 million, respectively, and realized gains totaled $3.0 million and $5.7 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2013 totaled $42.5 million and $153.4 million, respectively, and realized losses totaled $1.8 million and $1.0 million, respectively. The increase in realized gains was driven by changes in market conditions of our investments.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and 2025 Notes

For the three and six months ended March 31, 2014, we reported net unrealized appreciation on investments of $23.8 million and $38.5 million, respectively. For the three and six months ended March 31, 2013, we reported a net unrealized appreciation on investments of $15.2 million and $25.2 million, respectively. As of March 31, 2014 and September 30, 2013, our net unrealized appreciation (depreciation) on investments totaled $25.2 million and $(13.3) million, respectively. The increase over the prior year was the result of changes in the market values of our investments offset by reversals of unrealized appreciation upon exiting our investments.

For the three and six months ended March 31, 2014, we reported net unrealized appreciation on our Credit Facility and 2025 Notes of $6.1 million and $2.0 million, respectively. For the three and six months ended March 31, 2013, we reported a net unrealized appreciation on our Credit Facility and 2025 Notes of $0.4 million and $1.0 million, respectively. Net change in unrealized appreciation on the Credit Facility and 2025 Notes over the prior year was due to changes in the capital markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $40.7 million and $80.1 million, or $0.61 and $1.20 per share, for the three and six months ended March 31, 2014, respectively. This compares to a net increase in net assets resulting from operations of $27.0 million and $55.5 million, or $0.41 and $0.84 per share, for the three and six months ended March 31, 2013, respectively. The increase compared to the prior periods was due to the continued growth of our portfolio and appreciation of our investments.

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

In March 2014, we increased the amount available for borrowing under our multi-currency Credit Facility by $15.0 million, bringing its size to $445.0 million. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2014 and September 30, 2013, there was $313.8 million (including a temporary draw of $10.0 million) and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.07% and 3.33%, exclusive of the fee on undrawn commitments of 0.50%. The Credit Facility is a four-year revolving facility with a stated maturity date of February 21, 2016, a one-year term-out period following its third year and pricing set at 275 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds. As of March 31, 2014 and September 30, 2013, we had $131.2 million and $284.5 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

The Credit Facility contains customary affirmative and restrictive covenants, including maintenance of a minimum stockholders’ equity of the sum of (a) $220.0 million plus (b) 25% of the net proceeds from the sale of equity interests in us and our subsidiaries after the closing date of the Credit Facility and maintenance of a ratio of total assets (less total liabilities other than indebtedness) to total indebtedness of not less than 2:1 (before any exemptive relief granted by the SEC with respect to the indebtedness of our SBIC subsidiaries). In addition to the asset coverage ratio described in the preceding sentence, borrowings under our Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on February 22, 2012 and the Credit Facility agreement filed as an exhibit to our Form 10-Q filed on May 2, 2012. As of March 31, 2014, we were in compliance with the terms of our Credit Facility.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or 2025 Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. For the six months ended March 31, 2014, we did not issue shares of common stock in connection with an equity offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to shareholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of March 31, 2014 and September 30, 2013, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, and $150.0 million was drawn for each period. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%. Both fees will be amortized over the lives of the loans. Our fixed-rate SBA debentures as of March 31, 2014 and September 30, 2013 were as follows:

Issuance Dates	Maturity	Fixed All-In Coupon Rate	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2014, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of March 31, 2014 and September 30, 2013, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In June 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At March, 31, 2014 and September 30, 2013, we had cash and cash equivalents of $56.3 million and $58.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $133.2 million for the six months ended March 31, 2014, primarily for net purchases of investments. Our financing activities provided cash of $131.1 million for the same period, primarily from net borrowings under our Credit Facility.

Our operating activities used cash of $63.1 million for the six months ended March 31, 2013, primarily for net purchases of investments. Our financing activities provided cash of $72.9 million for the same period, primarily from the proceeds of the issuance of the 2025 Notes.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2014, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5years	More than 5 years
Credit Facility (1)	$313.8	$—	$313.8	$—	$—
SBA debentures	150.0	—	—	—	150.0
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (2)	535.1	—	313.8	—	221.3
Unfunded investments (3)	22.9	10.3	3.5	7.5	1.6

Total contractual obligations	$558.0	$10.3	$317.3	$7.5	$222.9

(1)	Includes borrowings denominated in British Pounds of £43.0 million, as of March 31, 2014.
(2)	The weighted average cost of debt as of March 31, 2014 was 4.03% inclusive of the fee on the undrawn commitment of 0.50% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(3)	Unfunded debt and equity investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a base management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of March 31, 2014 and September 30, 2013, our maximum guaranty was $13.6 million and $13.0 million, respectively. Based on SPH’s and the industry’s historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. Although we are not subject to tax as a RIC, we may elect to retain a portion of our calendar year income.

During the three and six months ended March 31, 2014, we declared to stockholders distributions of $0.28 and $0.56 per share, respectively, for total distributions of $18.6 million and $37.3 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.56 per share, respectively, for total distributions of $18.6 million and $37.2 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, our debt portfolio consisted of 44% fixed-rate investments and 56% variable-rate investments (including 48% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ (2,039)	$ (0.03)
Up 2%	$ 206	$ 0.00
Up 3%	$ 3,292	$ 0.05
Up 4%	$ 6,378	$ 0.10

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 7, 2014	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2014	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)