Form 10-Q
period 2014-06-30
PENNANTPARK INVESTMENT CORP
filed 2014-08-05
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 5, 2014 was 66,592,911.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014 (unaudited)	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,028,125,032 and $928,078,589, respectively)	$1,089,476,729	$968,471,042
Non-controlled, affiliated investments (cost—$108,188,540 and $99,021,141, respectively)	71,939,735	76,735,800
Controlled, affiliated investments (cost—$38,107,245 and $64,418,155, respectively)	36,991,091	32,968,711

Total of investments (cost—$1,174,420,817 and $1,091,517,885, respectively)	1,198,407,555	1,078,175,553
Cash and cash equivalents (cost—$64,349,609 and $58,440,829, respectively) (See Note 8)	64,390,787	58,440,829
Interest receivable	14,000,558	10,894,893
Deferred financing costs and other assets	13,375,704	5,815,817

Total assets	1,290,174,604	1,153,327,092

Liabilities
Distributions payable	18,639,330	18,619,812
Payable for investments purchased	—	52,544,704
Unfunded investments	20,396,263	7,241,667
Credit Facility payable (cost—$255,898,700 and $145,500,000, respectively) (See Notes 5 and 10)	257,187,294	145,500,000
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	72,532,500	68,400,000
Management fee payable (See Note 3)	6,131,963	5,419,557
Performance-based incentive fee payable (See Note 3)	5,370,391	4,274,881
Interest payable on debt	3,033,648	1,810,466
Accrued other expenses	2,410,422	2,009,806

Total liabilities	535,701,811	455,820,893

Commitments and contingencies (See Note 11)
Net assets
Common stock, 66,569,036 and 66,499,327 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	66,569	66,499
Paid-in capital in excess of par value	756,809,951	756,017,096
Distributions in excess of net investment income	(9,406,519)	(4,675,217)
Accumulated net realized loss on investments	(14,454,032)	(43,409,847)
Net unrealized appreciation (depreciation) on investments	24,027,916	(13,342,332)
Net unrealized (appreciation) depreciation on debt	(2,571,092)	2,850,000

Total net assets	$754,472,793	$697,506,199

Total liabilities and net assets	$1,290,174,604	$1,153,327,092

Net asset value per share	$11.33	$10.49

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Investment income from:
Non-controlled, non-affiliated investments:
Interest	$29,949,064	$26,693,069	$90,772,466	$80,520,256
Other income	1,463,884	3,941,167	6,314,911	9,184,121
Non-controlled, affiliated investments:
Interest	1,456,621	2,140,854	4,174,234	4,471,618
Other income	—	—	—	227,800
Controlled, affiliated investments:
Interest	2,447,354	949,583	6,071,987	3,336,040
Other income	158,333	—	459,166	—

Total investment income	35,475,256	33,724,673	107,792,764	97,739,835

Expenses:
Base management fee (See Note 3)	6,131,963	5,412,461	17,906,316	15,869,172
Performance-based incentive fee (See Note 3)	5,370,391	4,413,711	14,866,434	12,518,209
Interest and expenses on debt (See Note 10)	5,034,567	4,212,450	14,707,313	11,292,224
Administrative services expenses (See Note 3)	930,809	1,157,748	2,771,359	3,485,607
Other general and administrative expenses	929,254	520,970	2,470,350	2,000,919

Expenses before taxes and debt issuance costs	18,396,984	15,717,340	52,721,772	45,166,131
Tax expense (benefit)	32,000	32,500	40,548	(82,396)
Debt issuance costs (See Note 5)	3,850,000	320,000	3,850,000	2,757,500

Total expenses	22,278,984	16,069,840	56,612,320	47,841,235

Net investment income	13,196,272	17,654,833	51,180,444	49,898,600

Realized and unrealized gain (loss) on investments and debt:
Net realized gain on investments	23,267,131	15,682,708	28,955,815	14,723,076
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(8,997,766)	(23,484,170)	21,000,422	8,805,377
Controlled and non-controlled, affiliated investments	7,860,989	3,504,661	16,369,826	(3,580,500)
Debt (appreciation) depreciation (See Notes 5 and 10)	(3,377,315)	427,500	(5,421,092)	(547,500)

Net change in unrealized (depreciation) appreciation on investments and debt	(4,514,092)	(19,552,009)	31,949,156	4,677,377

Net realized and unrealized gain (loss) from investments and debt	18,753,039	(3,869,301)	60,904,971	19,400,453

Net increase in net assets resulting from operations	$31,949,311	$13,785,532	$112,085,415	$69,299,053

Net increase in net assets resulting from operations per common share (See Note 7)	$0.48	$0.21	$1.68	$1.05

Net investment income per common share	$0.20	$0.27	$0.77	$0.76

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Net increase in net assets from operations:
Net investment income	$51,180,444	$49,898,600
Net realized gain on investments	28,955,815	14,723,076
Net change in unrealized appreciation on investments	37,370,248	5,224,877
Net change in debt appreciation	(5,421,092)	(547,500)

Net increase in net assets resulting from operations	112,085,415	69,299,053

Distributions to stockholders:	(55,911,746)	(55,778,317)

Capital transactions:
Public offering	—	7,574,000
Offering costs	—	(265,090)
Reinvestment of distributions	792,925	2,555,964

Net increase in net assets resulting from capital transactions	792,925	9,864,874

Net increase in net assets	56,966,594	23,385,610

Net assets:
Beginning of period	697,506,199	669,717,047

End of period	$754,472,793	$693,102,657

Distributions in excess of net investment income, at end of period	$(9,406,519)	$(3,075,320)

Capital share activity:
Shares issued from public offering	—	700,000

Shares issued from reinvestment of distributions	69,709	235,614

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$112,085,415	$69,299,053
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Net change in net unrealized appreciation on investments	(37,370,248)	(5,224,877)
Net change in unrealized appreciation on debt	5,421,092	547,500
Net realized gain on investments	(28,955,815)	(14,723,076)
Net accretion of discount and amortization of premium	(6,629,854)	(4,245,224)
Purchases of investments	(561,839,426)	(317,161,225)
Payment-in-kind income	(6,530,685)	(9,651,825)
Proceeds from dispositions of investments	534,400,443	271,183,021
(Increase) decrease in interest receivable	(3,105,665)	1,753,180
Increase in deferred financing costs and other assets	(6,809,887)	(247,289)
(Decrease) increase in payable for investments purchased	(52,544,704)	15,932,290
Increase in interest payable on debt	1,223,182	2,339,426
Increase in management fee payable	712,406	620,547
Increase in performance-based incentive fee payable	1,095,510	206,721
Increase in accrued other expenses	400,618	516,299

Net cash (used) provided by operating activities	(48,447,618)	11,144,521

Cash flows from financing activities:
Public offerings	—	7,574,000
Offering costs	—	(265,090)
Deferred financing costs	(750,000)	—
Distributions paid to stockholders	(55,099,303)	(50,440,381)
Proceeds from 2025 Notes issuance (See Note 10)	—	71,250,000
Borrowings under Credit Facility (See Note 10)	906,253,100	850,300,000
Repayments under Credit Facility (See Note 10)	(795,854,400)	(880,800,000)

Net cash provided (used) by financing activities	54,549,397	(2,381,471)

Net increase in cash equivalents	6,101,779	8,763,050
Effect of exchange rate changes on cash	(151,821)	—
Cash and cash equivalents, beginning of period	58,440,829	7,559,453

Cash and cash equivalents, end of period	$64,390,787	$16,322,503

Supplemental disclosure of cash flow information and non-cash financing activity:
Interest paid	$13,239,662	$8,622,437

Taxes paid	$8,166	$92,398

Distributions reinvested	$792,925	$2,555,964

Conversions and non-cash exchanges	$59,126,053	$58,615,748

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—144.3% (1), (2) First Lien Secured Debt—37.0%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975		23,454,110	$22,702,765	$24,626,815
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.90%		L+1,175	(8)	29,653,975	28,996,434	30,252,196
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—		—		7,500,000	7,500,000	7,500,000
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		5,223,750	5,076,593	5,275,988
Fox US Bidco Corp.	06/17/2019	Electronics	9.00%		L+750		12,352,942	12,229,592	12,229,412
Fox US Bidco Corp. (9)	06/17/2019	Electronics	—		—		2,647,058	2,647,058	2,647,058
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,359,159	12,678,750
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	13.07%		P+982		8,000,000	8,000,000	8,225,976
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850		7,777,902	7,777,902	7,719,568
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900		22,342,352	21,947,354	22,133,375
Old Guard Risk Services, Inc.	11/27/2018	Insurance	12.50%		L+1,150		28,350,000	27,332,224	28,633,500
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,113,310	16,066,875
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050		24,389,911	24,068,498	24,389,911
TRAK Acquisition Corp. (9)	10/31/2017	Business Services	—		—		1,000,000	985,000	1,000,000
Trust Inns Limited (10), (12)	02/12/2020	Buildings and Real Estate	11.05%		L+1,050	(8)	27,909,091	43,963,551	47,581,867
U.S. Well Service, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		14,551,598	14,198,694	14,655,462
U.S. Well Service, LLC (9)	11/03/2014	Oil and Gas	—		—		1,889,205	1,889,205	1,902,689
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100		11,528,792	11,528,792	11,759,368

Total First Lien Secured Debt								266,316,131	279,278,810

Second Lien Secured Debt—63.2%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	27,432,000
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050		20,625,000	20,334,545	20,831,250
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,288,541	15,771,250
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	8.75%		L+750		19,799,984	19,705,318	20,031,050
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	14,142,187
CT Technologies Intermediate Holdings, Inc.	10/05/2020	Business Services	9.25%		L+800		14,000,000	13,814,375	14,052,500
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875		19,000,000	18,641,623	19,190,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%		L+1,100		45,000,000	44,550,637	45,077,918
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200		32,692,664	32,083,193	32,749,272
ILC Industries, LLC	06/14/2019	Electronics	11.50%		L+1,000		7,500,000	7,224,810	7,350,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700		3,739,795	3,739,797	1,682,908
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,352,914	33,951,852
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		38,950,000	38,364,591	39,339,500
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%		L+825		9,500,000	9,364,479	9,606,875
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875		33,750,000	33,356,570	33,555,937
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,570,211	13,359,375
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%		—		45,000,000	44,595,002	45,000,000
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		21,000,000	20,724,103	21,140,070
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850		56,750,000	55,992,623	57,814,062
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		P+550		2,179,297	2,179,297	2,179,297
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750		2,725,980	2,725,980	2,725,980

Total Second Lien Secured Debt								466,133,609	476,983,283

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—31.9%
Acentia, LLC	10/02/2017	Electronics	14.00%		—	19,000,000	$18,677,529	$18,236,200
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Products	14.50 (PIK 14.50	% %)	—	32,418,500	27,703,556	32,094,315
Affinion Investments LLC (5)	08/15/2018	Consumer Products	13.50%		—	15,096,000	15,096,000	15,699,840
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,787,424	7,842,939
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,693,263	23,349,576	23,930,196
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.25%		—	10,600,000	10,421,429	10,311,509
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	19,781,463	19,427,752	19,781,463
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—	15,000,000	14,744,082	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	12.00 (PIK 12.00	% %)	—	13,500,000	13,017,947	11,745,000
Power Products, LLC	12/11/2020	Electronics	12.75 (PIK 2.00	% %)	—	15,000,000	14,777,756	15,141,884
Randall-Reilly Publishing Company, LLC	04/15/2019	Other Media	12.50	%(7)	—	30,400,000	29,838,372	30,604,892
Vestcom International, Inc.	06/27/2019	Printing and Publishing	12.00%		—	39,892,933	39,218,167	40,491,327

Total Subordinated Debt/Corporate Notes							235,059,590	240,879,565

Preferred Equity/Partnership Interests—1.7% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	—
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp. (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	166,701
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	1,762,472
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	881,236
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,737,419
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%		—	3,397	3,397,484	3,912,260
Red Point, LLC (f/k/a Hanley-Wood Holdings, LLC)	—	Other Media	8.00%		—	3,591	21,727	40,583
Ride Holdings, Inc. (f/k/a VRide Holdings, Inc.)	—	Personal Transportation	8.00%		—	1,966,667	2,251,667	1,029,295
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,799,366

Total Preferred Equity/Partnership Interests							12,959,611	13,015,152

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—10.5% (6)
Acentia, LLC, Class A Units (11)	—	Electronics	—	—	1,998	$2,000,000	$902,828
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	12,716,355
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	196,444
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	167
ASP LCG Holdings, Inc. (f/k/a Learning Care Group (US) Inc.) (Warrants)	05/05/2026	Education	—	—	933	586,975	545,114
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	2,608,001
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	1,125,000	1,304,001
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	1,913,376
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	539,257
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	269,629
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	686,666
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	545,887	4,210,946
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	204,342
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	10,056,948
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Lariat ecoserv Co-Invest Holdings, LLC	—	Environmental Services	—	—	1,000,000	1,000,000	1,000,000
Magnum Hunter Resources Corporation (Warrants)	04/16/2016	Oil and Gas	—	—	122,192	182,498	277,379
MidOcean JF Holdings Corp. (JF Acquisitions, LLC)	—	Distribution	—	—	1,850	1,850,294	881,603
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	5,997,138
New Gulf Resources, LLC (Warrants)	05/09/2024	Oil and Gas	—	—	13,500	495,000	1,687,355
Old Guard Risk Services, Inc. (Warrants)	11/27/2023	Insurance	—	—	35,490	495,086	876,364
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	1,171,851	2,817,200
Power Products Holdings, LLC, Class A Units (11) (Power Products, LLC)	—	Electronics	—	—	1,350,000	1,350,000	1,289,705
Power Products Holdings, LLC, Class B Units (11) (Power Products, LLC)	—	Electronics	—	—	150,000	150,000	143,301
QMG HoldCo, LLC, Class A (Questex Media Group, LLC)	—	Other Media	—	—	4,325	1,306,167	2,743,823
QMG HoldCo, LLC, Class B (Questex Media Group, LLC)	—	Other Media	—	—	531	—	336,872
Red Point, LLC (f/k/a Hanley-Wood Holdings, LLC)	—	Other Media	—	—	388,378	1,629,791	3,810,570
Ride Holdings, Inc. (f/k/a VRide Holdings, Inc.)	—	Personal Transportation	—	—	9,882	11,314	—
SPG Boyd Holdings Corp.	—	Chemical, Plastic and Rubber	—	—	3,000	2,419,203	8,115,035
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	660,380
Transportation 100 Holdco, L.L.C. (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
TZ Holdings, L.P.	—	Insurance	—	—	2	9,567	486,865
Vestcom Parent Holdings, Inc. (Vestcom International, Inc.)	—	Printing and Publishing	—	—	211,797	2,325,555	5,878,900
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,897,658
Z Wireless Holdings, Inc. (Warrants)	10/21/2021	Retail	—	—	1,736	168,799	236,890

Total Common Equity/Partnership Interests/Warrants						47,656,091	79,319,919

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,028,125,032	1,089,476,729

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—9.5% (1), (2)
Second Lien Secured Debt—1.2%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	$9,154,475	$9,127,448

Subordinated Debt/Corporate Notes—5.2%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—	11,293,336	11,293,337	11,293,336
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,553,644	28,280,000

Total Subordinated Debt/Corporate Notes							38,846,981	39,573,336

Preferred Equity –0.1% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	806,679

Common Equity/Partnership Interest/Warrants—3.0% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	1,275,305
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	188,439
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	143,668	11,960,702	15,435,690
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	157,518
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,375,320
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—

Total Common Equity/Partnership Interest/Warrants							40,127,744	22,432,272

Total Investments in Non-Controlled, Affiliated Portfolio Companies							108,188,540	71,939,735

Investments in Controlled, Affiliated Portfolio Companies—5.0% (1), (2)
First Lien Secured Debt—4.1%
Superior Digital Displays, LLC	12/31/2018	Media	13.50%		L+1,250	19,250,000	17,236,708	16,461,023
Superior Digital Displays, LLC (9)	12/31/2018	Media	—		—	5,750,000	5,159,437	4,916,929
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	9,250,000	9,250,000	9,534,077

Total First Lien Secured Debt							31,646,145	30,912,029

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)	—	2,250,000	2,250,000	1,979,975

Preferred Equity—0.3% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,000	2,000,000	1,985,947

Common Equity—0.3% (6)
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	4,750	2,211,000	2,113,140
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							2,211,100	2,113,140

Total Investments in Controlled, Affiliated Portfolio Companies							38,107,245	36,991,091

Total Investments—158.8%							1,174,420,817	1,198,407,555

Cash and Cash Equivalents—8.6%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							1,186,186	1,186,186
BNY Mellon Cash Reserve and Cash							63,163,423	63,204,601

Total Cash and Cash Equivalents							64,349,609	64,390,787

Total Investments and Cash Equivalents—167.4%							$1,238,770,426	$1,262,798,342

Liabilities in Excess of Other Assets—(67.4%)								(508,325,549)
Net Assets—100.0%								$754,472,793

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London InterBank Offered Rate, or LIBOR, or “L” or Prime, or “P” rate. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pound.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

Issuer Name	Maturity	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—138.9% (1), (2)
First Lien Secured Debt—41.3%
Aircell Business Aviation Services LLC	06/21/2017	Communications	11.25%		L+975	(8)	23,912,894	$23,012,057	$25,347,668
AKA Diversified Holdings, Inc.	12/21/2016	Retail	12.50 (PIK 1.50	% %)	L+1,225		14,550,084	14,310,552	14,694,828
CEVA Group PLC (5), (10)	10/01/2016	Cargo Transport	11.63%		—		7,500,000	7,385,251	7,725,000
Columbus International, Inc. (5), (10)	11/20/2014	Communications	11.50%		—		10,000,000	10,000,000	10,750,000
Cydcor LLC	06/12/2017	Business Services	9.75%		L+725	(8)	7,342,967	7,342,967	7,342,967
Good Sam Enterprises, LLC (5)	12/01/2016	Consumer Products	11.50%		—		12,000,000	11,835,907	12,900,000
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,326,110	12,391,250
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	11.95%		P+625	(8)	11,600,000	11,600,000	11,708,430
Instant Web, Inc.	08/07/2014	Printing and Publishing	14.50%		L+950	(8)	23,934,268	23,788,980	22,976,897
Instant Web, Inc.	08/07/2014	Printing and Publishing	3.55%		L+338		18,199,679	13,917,288	14,559,743
Interactive Health Solutions, Inc.	10/04/2016	Healthcare, Education and Childcare	11.50%		L+950	(8)	18,050,000	17,770,705	18,050,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850	(8)	8,355,469	8,349,704	8,230,137
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900	(8)	22,342,352	21,899,258	22,007,217
Penton Media, Inc.	08/01/2014	Other Media	6.00 (PIK 2.00	% %)	L+500	(8)	37,950,152	36,110,124	37,523,212
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,096,169	15,176,250
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	(8)	34,270,800	33,766,321	34,270,800
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100	(8)	12,451,096	12,451,096	12,388,840

Total First Lien Secured Debt								278,962,489	288,043,239

Second Lien Secured Debt—48.9%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	25,971,500
Arsloane Acquisition, LLC	10/01/2020	Business Services	11.75%		L+1,050	(8)	18,750,000	18,375,000	18,687,563
Brand Energy and Infrastructure Services, Inc.	10/23/2019	Energy / Utilities	11.00%		L+975	(8)	42,278,570	41,471,524	43,159,233
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	13,420,313
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875	(8)	19,000,000	18,620,000	18,905,000
Eureka Hunter Pipeline, LLC	08/16/2018	Energy / Utilities	12.50%		—		45,000,000	44,599,796	46,575,000
ILC Industries, LLC	06/14/2019	Electronics	11.50%		L+1,000	(8)	7,500,000	7,200,000	6,900,000
Intermediate Transportation 100, L.L.C.	03/01/2017	Cargo Transport	11.00 (PIK 11.00	% %)	L+700	(8)	3,544,833	3,544,836	3,544,833
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175	(8)	38,950,000	38,287,499	39,096,063
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875	(8)	33,750,000	33,265,829	33,187,388
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,511,878	13,062,500
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850	(8)	56,750,000	55,923,621	56,040,625
Questex Media Group LLC, Term Loan A	12/15/2014	Other Media	9.50%		L+550	(8)	2,395,378	2,395,378	2,371,424
Questex Media Group LLC, Term Loan B	12/15/2015	Other Media	11.50 (PIK 11.50	% %)	P+750	(8)	2,502,333	2,502,333	2,452,286
ROC Finance LLC and ROC Finance 1 Corp.	08/31/2018	Hotels, Motels, Inns and Gaming	12.13%		—		16,000,000	15,785,252	17,720,000

Total Second Lien Secured Debt								332,007,946	341,093,728

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

JUNE 30, 2014

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

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

JUNE 30, 2014

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs are capitalized, on liabilities which we do not fair value, and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to tax as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to tax on our income as a RIC, we may elect to retain a portion of our calendar year income. As a result, for both the three and nine months ended June 30, 2014, we accrued estimated taxes of less than $0.1 million. For the three and nine months ended June 30, 2013, we accrued a tax expense (benefit) of less than $0.1 million and $(0.1) million, respectively.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2010 remain subject to examination by the Internal Revenue Service.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

(g) Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides an approach to assess whether a company is an investment company, clarifies the characteristics of an investment company, and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating ASU 2013-08 to determine the effect, if any, on our Consolidated Financial Statements and disclosures.

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2014, the Investment Adviser earned base management fees of $6.1 million and $17.9 million, respectively, from us. For the three and nine months ended June 30, 2013, the Investment Adviser earned base management fees of $5.4 million and $15.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains on investments, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are adjusted for any share issuances or repurchases during the relevant quarter. For the three and nine months ended June 30, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $3.7 million and $13.2 million, respectively, from us. For the three and nine months ended June 30, 2013, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $4.4 million and $12.5 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains on investments, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2014 and 2013, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2014, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $1.7 million. For each of the three and nine months ended June 30, 2013, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2014, the Investment Adviser was reimbursed $0.6 million and $2.7 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2013, the Investment Adviser was reimbursed $0.5 million and $2.5 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three and nine months ended June 30, 2014, PennantPark Investment was reimbursed $0.1 million and $0.4 million, respectively, for the services described above. For the three and nine months ended June 30, 2013, PennantPark Investment was reimbursed $0.1 million and $0.3 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK, for the three and nine months ended June 30, 2014 totaled $193.7 million and $568.4 million, respectively. For the same periods in the prior year, purchases of investments, including PIK, totaled $76.6 million and $326.8 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2014 totaled $273.6 million and $534.4 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $117.8 million and $271.2 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2014		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$297,962,276	$310,190,839	$290,000,430	$299,516,291
Second lien	475,288,084	486,110,731	346,717,448	357,543,217
Subordinated debt / corporate notes	276,156,571	282,432,876	311,240,637	302,447,308
Preferred equity and partnership interests	35,018,951	15,807,778	65,943,244	12,830,669
Common equity and partnership interests	89,994,935	103,865,331	77,616,126	105,838,068

Total investments	1,174,420,817	1,198,407,555	1,091,517,885	1,078,175,553
Cash and cash equivalents	64,349,609	64,390,787	58,440,829	58,440,829

Total investments, cash and cash equivalents	$1,238,770,426	$1,262,798,342	$1,149,958,714	$1,136,616,382

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2014	September 30, 2013
Consumer Products	10%	5%
Personal, Food and Miscellaneous Services	10	11
Oil and Gas	9	7
Buildings Materials	7	—
Business Services	7	8
Electronics	7	8
Printing and Publishing	5	9
Auto Sector	4	4
Buildings and Real Estate	4	—
Healthcare, Education and Childcare	4	7
Hotels, Motels, Inns and Gaming	4	5
Insurance	4	1
Media	4	—
Other Media	3	5
Retail	3	—
Chemicals, Plastics and Rubber	2	6
Communications	2	3
Distribution	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Environmental Services	2	2
Financial Services	2	2
Energy/Utilities	—	8
Other	3	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2014, our ability to observe valuation inputs has resulted in no reclassification of assets between any levels. This compares to the nine months ended June 30, 2013, which resulted in the reclassification of one asset from Level 3 to 2 and no other transfers between levels.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Description	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$379,984,051	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	650,956,240	Market Comparable	Market Yield	7.4% – 21.4% (13.1%)
Equity investments	12,912,799	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	106,482,931	Enterprise Market Value	EBITDA multiple	3.8x – 13.0x (8.5x)

Total Level 3 investments	1,150,336,021

Long-Term Credit Facility	$257,187,292	Market Comparable	Market Yield	3.3%

Description	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$448,842,468	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	466,571,947	Market Comparable	Market Yield	9.5% – 21.5% (13.5%)
Equity investments	110,923,751	Enterprise Market Value	EBITDA multiple	6.0x – 15.0x (9.0x)

Total Level 3 investments	1,026,338,166

Long-Term Credit Facility	$117,500,000	Market Comparable	Market Yield	3.6%

Our cash and cash equivalents, investments, the 2025 Notes and Credit Facility were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,078,734,446	$—	$47,794,155	$1,030,940,291
Equity investments	119,673,109	—	277,379	119,395,730

Total investments	1,198,407,555	—	48,071,534	1,150,336,021
Cash and cash equivalents	64,390,787	64,390,787	—	—

Total investments, cash and cash equivalents	$1,262,798,342	$64,390,787	$48,071,534	$1,150,336,021

Long-Term Credit Facility	$257,187,292	$—	$—	$257,187,292
2025 Notes	72,532,500	72,532,500	—	—

Total debt	$329,719,792	$72,532,500	$—	$257,187,292

	Fair Value at September 30, 2013
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$959,506,815	$—	$44,092,400	$915,414,415
Equity investments	118,668,738	7,539,320	205,667	110,923,751

Total investments	1,078,175,553	7,539,320	44,298,067	1,026,338,166
Cash and cash equivalents	58,440,829	58,440,829	—	—

Total investments, cash and cash equivalents	$1,136,616,382	$65,980,149	$44,298,067	$1,026,338,166

Long-Term Credit Facility (excluding temporary draws of $28,000,000)	$117,500,000	$—	$—	$117,500,000
2025 Notes	68,400,000	68,400,000	—	—

Total debt	$185,900,000	$68,400,000	$—	$117,500,000

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Realized gains	18,101,010	3,875,493	21,976,503
Unrealized appreciation	470,447	23,854,264	24,324,711
Purchases, PIK, net discount accretion and non-cash exchanges	554,355,726	23,424,660	577,780,386
Sales, repayments and non-cash exchanges	(457,401,305)	(42,682,440)	(500,083,745)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$1,030,940,293	$119,395,728	$1,150,336,021

Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$12,355,525	$(9,463,794)	$2,891,731

	Nine Months Ended June 30, 2013
Description	Debt investments	Equity investments	Totals
Beginning Balance	$848,424,071	$101,323,123	$949,747,194
Realized gains	3,757,501	3,311,652	7,069,153
Unrealized appreciation (depreciation)	34,351,022	(21,019,509)	13,331,513
Purchases, PIK, net discount accretion and non-cash exchanges	321,218,848	46,591,490	367,810,338
Sales, repayments and non-cash exchanges	(294,037,878)	(10,606,534)	(304,644,412)
Transfers in and/or out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance	$900,873,564	$119,600,222	$1,020,473,786

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$36,781,749	$(18,334,568)	$18,447,181

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
Long –Term Credit Facility	Nine Months Ended June 30,
	2014	2013
Beginning Balance (cost – $117,500,000 and $109,500,000, respectively)	$117,500,000	$108,952,500
Net change in fair value	1,288,592	547,500
Borrowings(1)	591,053,100	532,800,000
Repayments(1)	(452,654,400)	(538,800,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $255,898,700 and $103,500,000, respectively)	$257,187,292	$103,500,000
Temporary draws outstanding, at cost	—	11,000,000

Ending Balance (cost – $255,898,700 and $114,500,000, respectively)	$257,187,292	$114,500,000

(1)	Excludes temporary draws.

As of June 30, 2014, we had outstanding non-USD borrowing on our Credit Facility denominated in British Pounds. Net change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Change in Fair Value
British Pound	£27,000,000	$45,154,800	$46,207,556	July 1, 2014	$1,052,756
British Pound	7,000,000	11,743,900	11,979,736	September 11, 2014	235,836

	£34,000,000	$56,898,700	$58,187,292		$1,288,592

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $3.9 million relating to debt issuance costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2014, our Credit Facility and 2025 Notes had a net change in unrealized appreciation of $3.4 million and $5.4 million, respectively. For the three and nine months ended June 30, 2013, our Credit Facility and 2025 Notes had a net change in unrealized depreciation (appreciation) of $0.4 million and $(0.5) million, respectively. As of June 30, 2014 and September 30, 2013, net unrealized (appreciation) depreciation on our Credit Facility and 2025 Notes totaled $(2.6) million and $2.9 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2014 were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at June 30, 2014	Net Realized Gains (Losses)
Controlled Affiliates
Superior Digital Displays Holdings, Inc.	$—	$19,330,914	$—	$1,213,801	$18,574,163	$—
SuttonPark Holdings, Inc.	13,500,000	3,500,000	(3,500,000)	1,257,472	13,499,999	—
Universal Pegasus International, LLC	17,552,044	22,592,260	(72,539,605)	4,059,881	—	(46,895)
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	17,805,936	991,130	(1,126,015)	996,312	12,757,080	—
EnviroSolutions Holdings, Inc.	21,265,345	9,196,328	—	473,990	24,563,138	—
NCP-Performance, L.P.	2,500,165	—	—	—	157,518	—
PAS International Holdings, Inc.	1,694,296	—	—	—	806,679	—
Service Champ, Inc.	33,470,058	—	—	2,703,931	33,655,320	—

Total Controlled and Non-Controlled Affiliates	$107,787,844	$55,610,632	$(77,165,620)	$10,705,387	$104,013,897	$(46,895)

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator for net increase in net assets resulting from operations	$31,949,311	$13,785,532	$112,085,415	$69,299,053
Denominator for basic and diluted weighted average shares	66,569,036	66,450,117	66,561,520	66,340,895
Basic and diluted net increase in net assets resulting from operations per share	$0.48	$0.21	$1.68	$1.05

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2014 and September 30, 2013, cash and cash equivalents consisted of $64.4 million and $58.4 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$10.49	$10.22
Net investment income (1)	0.77	0.76
Net realized and unrealized gain (1)	0.91	0.29

Net increase in net assets resulting from operations (1)	1.68	1.05
Distributions to stockholders (1), (2)	(0.84)	(0.84)

Net asset value, end of period	$11.33	$10.43

Per share market value, end of period	$11.46	$11.05
Total return* (3)	9.30%	12.20%
Shares outstanding at end of period	66,569,036	66,450,117
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.90%	6.48%
Ratio of debt related expenses to average net assets (5)	3.19%	2.56%

Ratio of total expenses to average net assets	10.09%	9.04%
Ratio of net investment income to average net assets (5)	9.45%	9.70%
Net assets at end of period	$754,472,793	$693,102,657

Weighted average debt outstanding (6)	$498,062,949	$362,661,538

Weighted average debt per share (6)	$7.48	$5.47
Asset coverage per unit at end of period (7)	$3,288	$4,731
Portfolio turnover ratio	59.31%	33.72%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	Based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under GAAP.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Operating expenses exclude debt related costs.

(5)	Ratios neither annualize the Credit Facility debt issuance costs nor 2025 Notes offering costs.

(6)	Includes SBA debentures outstanding.

(7)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the nine months ended June 30, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 3.94% and 4.15%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

On June 25, 2014, we amended and restated our multi-currency Credit Facility to increase the amount available for borrowing from $445 million to $545 million, reduce the interest rate spread above LIBOR from 2.75% to 2.25%, reduce the undrawn commitment fee from 0.50% to 0.375% and extend the maturity date from February 21, 2016 to June 25, 2019. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2014 and September 30, 2013, there was $255.9 million and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.52% and 3.33%, exclusive of the fee on undrawn commitments of 0.375% and 0.50%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2014

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of June 30, 2014 and September 30, 2013, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, and $150.0 million was drawn for each period.

Our fixed-rate SBA debentures as of June 30, 2014 and September 30, 2013 were as follows:

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

2025 Notes

As of June 30, 2014 and September 30, 2013, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. We may redeem the 2025 Notes in whole or in part at any time or from time to time on or after February 1, 2016. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments and/or revolving lines of credit, if any.

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of June 30, 2014 and September 30, 2013, our maximum guaranty was $11.3 million and $13.0 million, respectively. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2014, the consolidated statements of operations for the three and nine months ended June 30, 2014, and the consolidated statements of changes in net assets, and cash flows for the nine months ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2014

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2014, our portfolio totaled $1,198.4 million and consisted of $310.2 million of senior secured loans, $486.1 million of second lien secured debt, $282.4 million of subordinated debt and $119.7 million of preferred and common equity investments. Our debt portfolio consisted of 39% fixed-rate and 61% variable-rate investments (including 53% with a LIBOR or prime floor). Our overall portfolio consisted of 66 companies with an average investment size of $18.2 million, had a weighted average yield on debt investments of 12.3% and was invested 26% in senior secured loans, 40% in second lien secured debt, 24% in subordinated debt and 10% in preferred and common equity investments.

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

For the three months ended June 30, 2014, we invested $191.8 million in three new and nine existing portfolio companies with a weighted average yield on debt investments of 11.7%. Sales and repayments of investments for the three months ended June 30, 2014 totaled $273.6 million. For the nine months ended June 30, 2014, we invested $561.8 million in 16 new and 22 existing portfolio companies with a weighted average yield on debt investments of 12.1%. Sales and repayments of investments for the nine months ended June 30, 2014 totaled $534.4 million.

For the three months ended June 30, 2013, we invested $73.3 million in two new and five existing portfolio companies with a weighted average yield on debt investments of 12.9%. Sales and repayments of investments for the three months ended June 30, 2013 totaled $117.8 million. For the nine months ended June 30, 2013, we invested $317.2 million in eight new and 19 existing portfolio companies with a weighted average yield on debt investments of 12.9%. Sales and repayments of investments for the nine months ended June 30, 2013 totaled $271.2 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our 2025 Notes. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred non-recurring expenses of $3.9 million relating to debt issuance costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2014, our Credit Facility and 2025 Notes had a net change in unrealized appreciation of $3.4 million and $5.4 million, respectively. For the three and nine months ended June 30, 2013, our Credit Facility and 2025 Notes had a net change in unrealized depreciation (appreciation) of $0.4 million and $(0.5) million, respectively. As of June 30, 2014 and September 30, 2013, net unrealized (appreciation) depreciation on our Credit Facility and 2025 Notes totaled $(2.6) million and $2.9 million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors approves to value investments. Our 2025 Notes trade on the NYSE and we use the closing price on the exchange to determine their fair value.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides an approach to assess whether a company is an investment company, clarifies the characteristics of an investment company, and provides new measurement and disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating ASU 2013-08 to determine the effect, if any, on our Consolidated Financial Statements and disclosures.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2014 and 2013.

Investment Income

Investment income for the three and nine months ended June 30, 2014 was $35.5 million and $107.8 million, respectively, and was attributable to $9.8 million and $30.0 million from senior secured loans, $13.3 million and $39.9 million from second lien secured debt investments, $11.6 million and $35.7 million from subordinated debt investments, and $0.8 million and $2.2 million from equity investments, respectively. This compares to investment income for the three and nine months ended June 30, 2013, which was $33.7 million and $97.7 million, respectively, and was attributable to $11.6 million and $29.6 million from senior secured loans, $7.9 million and $22.9 million from second lien secured debt investments, $14.2 million and $43.9 million from subordinated debt investments, and zero and $1.3 million from equity investments, respectively. The increase in investment income compared with the same period in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2014 totaled $22.3 million and $56.6 million, respectively. Base management fee for the same periods totaled $6.1 million and $17.9 million, incentive fees totaled $5.4 million and $14.9 million (including $1.6 million on net realized gains accrued but not payable), debt related interest and expenses totaled $8.9 million and $18.6 million (including $3.9 million of Credit Facility debt issuance costs) and general and administrative expenses totaled $1.9 million and $5.2 million, respectively.

This compares to expenses for the three and nine months ended June 30, 2013, which totaled $16.1 million and $47.8 million, respectively. Base management fee for the same periods totaled $5.4 million and $15.9 million, incentive fees totaled $4.4 million and $12.5 million, debt related interest and expenses (including the $0.3 million and $2.7 million of debt issuance costs associated with our 2025 Notes, respectively) totaled $4.6 million and $14.0 million and general and administrative expenses and excise tax totaled $1.7 million and $5.4 million, respectively. The increase in expenses was primarily due to both growing our portfolio and expanding our borrowing capacity under our Credit Facility.

Net Investment Income

Net investment income totaled $13.2 million and $51.2 million, or $0.20 and $0.77 per share, for the three and nine months ended June 30, 2014, respectively. Net investment income totaled $17.7 million and $49.9 million, or $0.27 and $0.76 per share, for the three and nine months ended June 30, 2013, respectively. The decrease in net investment income for the three months ended June 30, 2014 compared to the same period in the prior year was due to debt issuance costs that were not incurred in the comparable period. The increase in net investment income for the nine months ended June 30, 2014 was due to the growth of our portfolio offset by higher financing costs and debt issuance costs.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2014 totaled $273.6 million and $534.4 million, respectively, and realized gains totaled $23.3 million and $29.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2013 totaled $117.8 million and $271.2 million, respectively, and realized gains totaled $15.7 million and $14.7 million, respectively. The increase in realized gains was driven by exits of portfolio companies.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and 2025 Notes

For the three and nine months ended June 30, 2014, we reported net unrealized (depreciation) appreciation on investments of $(1.1) million and $37.4 million, respectively. For the three and nine months ended June 30, 2013, we reported a net unrealized (depreciation) appreciation on investments of $(20.0) million and $5.2 million, respectively. As of June 30, 2014 and September 30, 2013, our net unrealized appreciation (depreciation) on investments totaled $24.0 million and $(13.3) million, respectively. Net change in unrealized (depreciation) appreciation on investments was a result of the overall variation in the leveraged finance markets as well as the relevant unobservable inputs used in deriving our valuations.

For the three and nine months ended June 30, 2014, we reported net unrealized (appreciation) on our Credit Facility and 2025 Notes of $(3.4) million and $(5.4) million, respectively. For the three and nine months ended June 30, 2013, we reported a net unrealized depreciation (appreciation) on our Credit Facility and 2025 Notes of $0.4 million and $(0.5) million, respectively. Net change in unrealized appreciation on the Credit Facility and 2025 Notes over the prior year was due to changes in the capital markets.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $31.9 million and $112.1 million, or $0.48 and $1.68 per share, for the three and nine months ended June 30, 2014, respectively. This compares to a net increase in net assets resulting from operations of $13.8 million and $69.3 million, or $0.21 and $1.05 per share, for the three and nine months ended June 30, 2013, respectively. The increase compared to the prior year was due to realized gains, the continued growth of our portfolio and appreciation of our investments.

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

On June 25, 2014, we amended and restated our multi-currency Credit Facility to increase the amount available for borrowing from $445 million to $545 million, reduce the interest rate spread above LIBOR from 2.75% to 2.25%, reduce the undrawn commitment fee from 0.50% to 0.375% and extend the maturity date from February 21, 2016 to June 25, 2019. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2014 and September 30, 2013, there was $255.9 million and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.52% and 3.33%, exclusive of the fee on undrawn commitments of 0.375% and 0.50%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

The documents governing the Credit Facility contain affirmative and restrictive covenants, including: (a) periodic financial reporting requirements, (b) maintenance of a minimum stockholders’ equity of the sum of (1) $245.2 million plus (2) 25% of the net proceeds from the sale of equity interests in the Company and its subsidiaries after the effective date (other than proceeds from the sale of equity interests by and among the Company and its subsidiaries), (c) maintenance of an asset coverage ratio of not less than 2.0:1.0, (d) maintenance of minimum liquidity standards, (e) limitations on the incurrence of additional indebtedness, (f) limitations on liens, (g) limitations on fundamental corporate changes, (h) limitations on investments, (i) limitations on payments and distributions, (j) limitations on transactions with affiliates, (k) limitations on engaging in business not contemplated by the Company’s investment objectives, (l) limitations on the creation or existence of agreements that prohibit liens on properties of the Company and its subsidiaries and (m) limitations on the ability to modify long-term indebtedness. In addition to the asset coverage ratio described in clause (c) of the preceding sentence, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) will be subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. The Credit Facility also includes certain customary events of default, including the failure to make timely payments of principal and interest, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Credit Facility, which would permit the lenders to accelerate repayment under the Credit Facility.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 25, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto. As of June 30, 2014, we were in compliance with the terms of our Credit Facility.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or 2025 Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. For the nine months ended June 30, 2014, we did not issue shares of common stock in connection with an equity offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of June 30, 2014 and September 30, 2013, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, and $150.0 million was drawn for each period. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%. Both fees will be amortized over the lives of the loans. Our fixed-rate SBA debentures as of June 30, 2014 and September 30, 2013 were as follows:

Issuance Dates	Maturity	Fixed All-In Coupon Rate	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2014, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of June 30, 2014 and September 30, 2013, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In June 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

On June 30, 2014 and September 30, 2013, we had cash and cash equivalents of $64.4 million and $58.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $48.4 million for the nine months ended June 30, 2014, primarily for net purchases of investments. Our financing activities provided cash of $54.5 million for the same period, primarily from net borrowings under our Credit Facility.

Our operating activities provided cash of $11.1 million for the nine months ended June 30, 2013, primarily from operating income. Our financing activities used cash of $2.4 million for the same period, primarily to repay certain amounts outstanding under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2014, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$255.9	$—	$—	$255.9	$—
SBA debentures	150.0	—	—	—	150.0
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (2)	477.2	—	—	255.9	221.3
Unfunded investments (3)	20.4	1.9	8.5	8.4	1.6

Total contractual obligations	$497.6	$1.9	$8.5	$8.4	$1.6

(1)	Includes borrowings denominated in British Pounds of £34.0 million, as of June 30, 2014.
(2)	The annualized weighted average cost of debt as of June 30, 2014, excluding debt issuance costs, was 3.94% inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(3)	Unfunded debt and equity investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments and/or revolving lines of credit.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Advisers or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. For the three and nine months ended June 30, 2014, the Investment Adviser was reimbursed $0.6 million and $2.7 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2013, the Investment Adviser was reimbursed $0.5 million and $2.5 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of June 30, 2014 and September 30, 2013, our maximum guaranty was $11.3 million and $13.0 million, respectively. Based on SPH’s and the industry’s historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. As a RIC, we are generally not subject to tax on income and have elected to retain a portion of our calendar year income.

During the three and nine months ended June 30, 2014, we declared to stockholders distributions of $0.28 and $0.84 per share, respectively, for total distributions of $18.6 million and $55.9 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $18.6 million and $55.8 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, our debt portfolio consisted of 39% fixed-rate investments and 61% variable-rate investments (including 53% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ (1,052)	$ (0.02)
Up 2%	$ 2,797	$ 0.04
Up 3%	$ 6,646	$ 0.10
Up 4%	$ 10,494	$ 0.16

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the

Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 13, 2013).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.5	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2014, among PennantPark Investment Corporation, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 30, 2014).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 5, 2014	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)