Form 10-K
period 2014-09-30
PENNANTPARK INVESTMENT CORP
filed 2014-11-12
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2014 based on the closing price on that date of $11.05 on the NASDAQ Global Select Market was approximately $723 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 75,092,911 shares of the Registrant’s common stock outstanding as of November 12, 2014.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

1

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “us” or “our” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; and “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. “SBA” refers to the Small Business Administration; “SBIC” refers to a Small Business Investment Company; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; and “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in May 2010 and July 2012, respectively. SBIC LP and SBIC II received licenses from the SBA to operate as SBICs, under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in 2010 and 2013, respectively. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment criteria used by PennantPark Investment.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised approximately $2.3 billion in debt and equity capital and has invested $4.1 billion in 344 companies with 140 different financial sponsors through its managed funds.

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

Market Opportunity

We believe that the limited amount of capital available to middle-market companies, coupled with the desire of these companies for flexible sources of capital, creates an attractive investment environment for us.

•	We believe middle-market companies have faced difficulty in raising debt through the capital markets. Many middle-market companies look to raise funds by issuing high-yield bonds. We believe this approach to financing may become more difficult from time to time to the extent institutional investors seek to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities from time to time.

•	We believe middle-market companies have faced difficulty raising debt in private markets. From time to time, banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have, and may again, withdraw capital from the middle-market, resulting in opportunities for alternative funding sources.

•	We believe that credit market dislocation for middle-market companies improves the risk-adjusted returns on our investments. From time to time, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

•	We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured loans and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors.

•	We believe there is a substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and from time to time the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with lack of demand offers attractive risk-adjusted returns to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a)	Experienced Management Team

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

Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. Specialized due diligence, underwriting capabilities and more extensive ongoing monitoring are required by the lender.

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

We are flexible in structuring investments and tailor investments to meet the needs of a portfolio company while also generating attractive risk-adjusted returns. We can invest in all parts of a capital structure and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that from time to time there has been a reduction in the amount of debt capital available to middle-market companies. We believe this has resulted in a less competitive environment for making new investments.

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

Leverage

We maintain a multi-currency $545.0 million Credit Facility which matures in June 2019 and is secured by substantially all of our investment portfolio assets (excluding the assets of our SBIC Funds), under which we had $55.2 million and $145.5 million (including a $28.0 million temporary draw) of debt outstanding with a weighted average interest rate of 2.80% and 3.33% as of September 30, 2014 and 2013, respectively. Pricing of borrowings under our current Credit Facility is set at 225 basis points over the London Interbank Offered Rate, or LIBOR. As of September 30, 2014 and 2013, we had $489.8 million and $284.5 million, respectively, available to us under our Credit Facility. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 60% and 80% of our net assets.

As of September 30, 2014 and 2013, our SBIC Funds had $225 million and $150 million in debt commitments, respectively, and $150 million was drawn for each period with a weighted average interest rate of 3.70%, exclusive of 3.43% of upfront fees (4.04% inclusive of the upfront fees). SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC LP and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2014, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes accrues at a rate of 4.50% per year and is paid semi-annually. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

As of September 30, 2014 and 2013, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes accrues at a rate of 6.25% per year and is paid quarterly. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

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

Over time, we expect that our portfolio will continue to consist primarily of senior secured loans, mezzanine debt and, to a lesser extent, equity investments in qualifying assets such as private or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. See “Regulation—Qualifying Assets” for more information. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or do not have a market capitalization of less than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Investment Selection Criteria” for more information.

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

a)	Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

b)	Investing in stable borrowers with positive cash flow

Our investment philosophy places a premium on fundamental analysis and has a distinct value-orientation. The Investment Adviser invests in portfolio companies it believes to be stable and well-established, with strong cash flows and profitability. The Investment Adviser believes these attributes indicate portfolio companies that may be well-positioned to maintain consistent cash flow to service and repay their liabilities and maintain growth in their businesses or their relative market share. The Investment Adviser currently does not expect to invest significantly in start-up companies, companies in turnaround situations or companies with speculative business plans, although we are permitted to do so.

c)	Proven management teams

The Investment Adviser focuses on investments in which the portfolio company has an experienced management team with an established track record of success. The Investment Adviser typically requires that portfolio companies have in place proper incentives to align management’s goals with our goals, including having equity interests.

d)	Financial sponsorship

The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be high-quality financial sponsors. The Investment Adviser believes that a financial sponsor’s willingness to invest significant equity capital in a portfolio company is an implicit endorsement of the quality of that portfolio company. Further, financial sponsors of portfolio companies with significant investments at risk may have the ability, and a strong incentive, to contribute additional capital in difficult economic times should financial or operational issues arise so as to maintain their ownership position.

e)	Investments in different borrowers and industries

The Investment Adviser seeks to invest our assets broadly among portfolio companies and across industries. The Investment Adviser believes that this diversified approach may reduce the risk that a downturn in any one portfolio company or industry will have a disproportionate impact on the value of our portfolio, although we are permitted to be non-diversified.

f)	Viable exit strategy

The Investment Adviser seeks to invest in portfolio companies that it believes will provide a steady stream of cash flow to repay our loans while also reinvesting in their respective businesses. The Investment Adviser expects that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we will exit from our investments over time. In addition, the Investment Adviser also seeks to invest in portfolio companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock, refinancing or other capital markets transaction.

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

Our due diligence may include:

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

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that portfolio company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate with these parties to agree on how our investment is structured relative to the other capital in the portfolio company’s capital structure.

We expect our senior secured loans to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first priority liens on the assets of a portfolio company.

Typically, our mezzanine debt has maturities of three to ten years. Mezzanine debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

Our investments may include equity features, such as direct investments in the equity securities of borrowers or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

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

  The Investment Adviser monitors credit risk of each portfolio company regularly with a goal toward identifying early, and when able and appropriate, exiting investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and borrowing requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

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

Our Portfolio

Our principal investment focus is to provide senior secured loans and mezzanine debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Energy/Utilities
• Auto Sector	• Environmental Services
• Beverage, Food and Tobacco	• Financial Services
• Broadcasting and Entertainment	• Grocery
• Buildings and Real Estate	• Healthcare, Education and Childcare
• Building Materials	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Business Services	• Hotels, Motels, Inns and Gaming
• Cable Television	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture, Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Containers Packaging & Glass	• Mining, Steel, Iron and Non-Precious Metals
• Distribution	• Oil and Gas
• Diversified/Conglomerate Manufacturing	• Other Media
• Diversified/Conglomerate Services	• Personal, Food and Miscellaneous Services
• Diversified Natural Resources, Precious Metals and Minerals	• Printing and Publishing
• Education	• Retail
• Electronics	• Telecommunications

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2014	Portfolio Company	2013
RAM Energy LLC	8%	Pre-Paid Legal Services, Inc.	6%
Foundation Building Materials, LLC	6	Magnum Hunter Resources Corporation (Eureka Hunter Pipeline, LLC)	5
New Gulf Resources, LLC	5	Brand Energy and Infrastructure Services, Inc.	4
Pre-Paid Legal Services, Inc.	5	Jacobs Entertainment, Inc.	4
Affinion Group Holdings, Inc.	4	LTI Flexible Products, Inc.	4
AKA Diversified Holdings, Inc.	4	Vestcom International, Inc.	4
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	4	Instant Web, Inc.	3
J.A. Cosmetics Holdings, Inc.	3	Penton Media, Inc.	3
Trust Inns Limited	3	Trak Acquisition Corp.	3
Novitex Acquisition, LLC	3	Varel International Energy Mezzanine Funding Corp.	3

Industry	2014	Industry	2013
Consumer Products	9%	Personal, Food and Miscellaneous Services	11%
Oil and Gas	9	Printing and Publishing	9
Personal, Food and Miscellaneous Services	9	Business Services	8
Business Services	8	Energy / Utilities	8
Energy/Utilities	8	Electronics	8
Building Materials	6	Healthcare, Education & Childcare	7
Electronics	6	Oil and Gas	7
Insurance	5	Chemicals, Plastics and Rubber	6
Auto Sector	4	Consumer Products	5
Healthcare, Education and Childcare	4	Hotels, Motels, Inns and Gaming	5

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as certain of the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Floating Rate Capital Ltd., a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. The Investment Adviser will allocate investment opportunities in a fair and equitable manner consistent with our allocation policy, which was granted no-action relief by the SEC. In any such case, when the Investment Adviser identifies an investment, it will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

Investment Management Agreement

We have entered into an agreement with the Investment Adviser, or the Investment Management Agreement, under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interest in, PennantPark Investment Advisers. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements. Such investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, the Investment Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	provides us with such other investment advisory, research and related services as we may need from time to time.

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned base management fees of $24.3 million, $21.3 million and $17.5 million, respectively, from us.

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

Adjusted gross assets as of December 31, 20 XX = $150 million

Gross assets as of March 31, 20 XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20 XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter = ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.1875% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter, once the hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Net Fee Investment Income thereafter is allocated to our Investment Adviser. These calculations are prorated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned $17.8 million, $16.8 million and $14.2 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2014, 2013 and 2012, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and therefore resulted in no accrual for capital gains incentive fees under GAAP.

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

= 0.4375%

= (100% x 0.4375%) + (20% x (2.30% - 2.1875%))

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2014. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2015. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

The Investment Management Agreement will automatically terminate in the event of its assignment. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. See “Risk Factors—Risks Relating to our Business and Structure—We are dependent upon our Investment Adviser’s key personnel for our future success, and if our Investment Adviser is unable to hire and retain qualified personnel or if our Investment Adviser loses any member of its management team, our ability to achieve our investment objectives could be significantly harmed” for more information.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, amongst other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. For providing these services, facilities and personnel, we reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of the compensation and related expenses for our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the fiscal years ended September 30, 2014, 2013 and 2012, the Investment Adviser was reimbursed $3.0 million, $2.9 million and $3.6 million, respectively, from us, including expenses it incurred on behalf of the Administrator for the services described above.

PennantPark Investment entered into an administration agreement with its controlled affiliate, SuttonPark Holdings, Inc. and its subsidiaries, or SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment, through the Administrator, furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other duties, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his respective staff. For the fiscal years ended September 30, 2014, 2013 and 2012, PennantPark Investment was reimbursed $0.5 million, $0.4 million and $0.7 million, respectively, from SPH, including expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2015. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Indemnification

Our Investment Management Agreement and Administration Agreement provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, PennantPark Investment Advisers and PennantPark Investment Administration and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them are entitled to indemnification from PennantPark Investment for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ and PennantPark Investment Administration’s services under our Investment Management Agreement or Administration Agreement or otherwise as Investment Adviser or Administrator for us.

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

Temporary Investments

Pending investments in other types of qualifying assets, as described above, may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined below under “Regulation—Election to be Taxed as a RIC,” in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act and referred to as the asset coverage ratio, is compliant with the 1940 Act, immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage ratio. We received exemptive relief from the SEC allowing us to modify the asset coverage requirement to exclude the SBA debentures from the calculation. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital” for more information.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refer to our Investment Adviser.

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

Proxy Policies

We vote proxies relating to our portfolio securities in what we perceive to be the best interests of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior investment professionals who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute at least 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus net capital gains and net ordinary gains for preceding years that were not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and be subject to excise tax on such net capital gains or ordinary income to provide us with additional liquidity.

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. In addition, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income in the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the distributions declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that taxable year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable to our stockholders as ordinary distribution income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, distributions paid by us to corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain.

SBA Regulations

Our SBIC Funds are licensed under the SBA as SBICs, under Section 301(c) of the 1958 Act. SBIC LP and SBIC II received their licenses in 2010 and 2013, respectively.

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

Eligible Small and Smaller Businesses

Under present SBA regulations, eligible small business include businesses that (together with their affiliates) have tangible net worth not exceeding $19.5 million and have average annual net income of $6.5 million for the two most recent fiscal years. In addition, each of our SBIC Funds must invest at least 25% of investments in “smaller” concerns. A smaller concern is a business that has tangible net worth not exceeding $6.0 million and has average annual net income not exceeding $2.0 million for the two most recent fiscal years or, as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, 2019 Notes and 2025 Notes, or any securities we may issue, may decline, and you may lose all or part of your investment.

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

We are required to record our assets at fair value, as determined in good faith by our board of directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

Market developments may adversely affect our business and results of operations by reducing availability and/or triggering mandatory prepayment under our Credit Facility, the 2019 Notes, the 2025 Notes and SBA debentures.

In addition to the applicable asset coverage ratio that restricts our ability to borrow under our Credit Facility, the Credit Facility and the indenture governing the 2019 Notes and 2025 Notes contain various covenants which, if not complied with, could accelerate repayment under the Credit Facility, 2019 Notes and 2025 Notes, thereby having a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by our SBIC Funds. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of stockholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of our portfolio companies.

In addition to the Credit Facility, we have issued the 2019 Notes and 2025 Notes and SBIC LP has issued SBA debentures that require us and SBIC LP to generate sufficient cash flow to make required interest payments. Further, SBIC LP must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of SBIC LP.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility, the 2019 Notes and the 2025 Notes.

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

In addition, market conditions have affected consumer confidence levels, which may harm the business of our portfolio companies and result in adverse changes in payment patterns. Increased delinquencies and default rates would negatively impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations. If interest rates rise, some of our portfolio companies may not be able to pay the escalating interest on our loans and may default.

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

If the fair value of our portfolio companies reflects future realized losses, this would ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock, 2019 Notes and 2025 Notes.

We may be the target of securities litigation.

If the trading price of our stock, 2019 Notes or 2025 Notes fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

If our Investment Management Agreement is terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

We are exposed to risks associated with changes in interest rates that may affect our cost of capital and net investment income.

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor, which could reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

Our business depends on the communications and information systems, including financial and accounting systems, of the Investment Adviser, the Administrator and our sub-administrator. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies and funds advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

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

We have operated and continue to operate so as to maintain our election to be taxed as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as distributions. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute an amount at least equal to the sum of (1) 98% of our net ordinary income (for the calendar year), (2) 98.2% of the sum of our net realized capital gains (during each 12-month period ending on October 31), and (3) the sum of any net ordinary income plus capital gains and net ordinary gains for preceding years that were not distributed during such years.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID and PIK interest, which represents interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, such as amounts attributable to foreign currency transactions.

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

In some cases we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the Annual Distribution Requirement and obtaining RIC tax benefits. Accordingly, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gains. However, we may retain certain net long-term capital gains and pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet an asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our SBIC Funds for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC Funds may be limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver, and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may result in a corporate-level income tax on us.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions or through SBA debentures. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue additional debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, through the SBA debenture program or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts permissible under the asset coverage definition under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business.

•	Senior Securities. As a result of issuing senior securities, including the 2019 Notes and 2025 Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter. Such procedures may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•	Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

•	SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly owned subsidiaries, SBIC LP, SBIC II and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC LP is and in the future SBIC II or any future SBIC subsidiary would be exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

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

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any SBIC may borrow to a maximum of $150 million for any one SBIC, which is up to twice its regulatory capital, and a maximum of $225 million as part of a group of SBICs under common control.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds to make investments, we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the NAV attributable to our common stock than it would if we did not use debt. Our ability to pay distributions is restricted when our asset coverage ratio is not met, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any cash that we use to service our indebtedness is not available for distribution to our common stockholders.

Our current debt is governed by the terms of our 2019 Notes, 2025 Notes, Credit Facility and the SBA debentures and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Additionally, our subsidiary, SBIC LP, has received borrowed funds and SBIC II may in the future receive funds from the SBA through its debenture program. In connection with the filing of its initial SBA license application, PennantPark Investment received exemptive relief, in 2011, from the SEC to permit us to exclude the debt of our SBIC Funds from our consolidated asset coverage ratio. Our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than the applicable asset coverage ratio, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our 2019 Notes, 2025 Notes, Credit Facility and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of our SBIC Funds, in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of our SBIC Funds in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2014, we had outstanding borrowings of $55.2 million under our Credit Facility, $250.0 million outstanding under our 2019 Notes, $71.3 million outstanding under our 2025 Notes and $150 million outstanding under the SBA debentures. Our consolidated debt outstanding was $526.5 million and had a weighted average annual interest rate at the time of 4.33% exclusive of the fee on undrawn commitment on our Credit Facility of 0.375% and 3.43% of upfront fees on the SBA debentures. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2014, at the then current rate, we would have to receive an annual yield of at least 1.68%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2014 of 37% of total assets (including such borrowed funds), at a weighted average rate at the time of 4.33%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level and weighted average rate of leverage. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%
Corresponding return to common stockholders(2)	(19.8)%	(11.3)%	(2.8)%	5.8%	14.3%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the distributions on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of distributions on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any distributions or other payments to our common stockholders. Also, preferred stockholders are not, typically, subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Also, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interest of stockholders.

We may in the future determine to fund a portion of our investments with debt securities, which would magnify the potential for loss and the risks of investing in us.

As a result of the issuance of the 2019 Notes, 2025 Notes and SBA debentures, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly issued debt securities. Our credit ratings, generally may not reflect the potential impact of risks related to market conditions or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, or change in the debt markets could cause the liquidity or market value of the Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2019 Notes and 2025 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2019 Notes and 2025 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of 2019 Notes and 2025 Notes of any changes in our credit ratings. The 2019 Notes and 2025 Notes will be rated by Standard & Poor’s Ratings Services, or S&P, and Fitch Ratings, or Fitch. There can be no assurance that their respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by S&P or Fitch if in either of their respective judgments future circumstances relating to the basis of the credit rating, such as adverse changes in our company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility expires in June 2019. We utilize the Credit Facility to make investments in our portfolio companies. The life of our investments typically exceeds the duration of our indebtedness under our Credit Facility. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness under our Credit Facility in order to avoid selling investments at a time when such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility on terms as favorable as those in our existing Credit Facility. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

If we issue preferred stock, other debt securities, convertible debt securities or units, the NAV and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities, convertible debt or units would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced or entirely eliminated. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock, debt securities or convertible debt. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios or other covenants which may be required by the preferred stock, debt securities, convertible debt or risk a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities, convertible debt or units. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or units may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

We may in the future issue other securities for which there is no public market and for which we expect no public market to develop.

In order to raise additional capital, we may issue debt, or other securities for which no public market exists, and for which no public market is expected to develop. If we issue shares of our common stock as a component of a unit security, we would expect the common stock to separate from the other securities in such unit after a period of time or upon occurrence of an event and to trade publicly on the NASDAQ Global Select Market, which may cause volatility in our publicly traded common stock. To the extent we issue securities for which no public market exists and for which no public market develops, a purchaser of such securities may not be able to liquidate the investment without considerable delay, if at all. If a market should develop for our debt and other securities, the price may be highly volatile, and our debt and other securities may lose value.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of the Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of us that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our controlled affiliates and affiliated funds. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures.

In the ordinary course of our investing activities, we pay investment advisory and incentive fees to the Investment Adviser, and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon 60 days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

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

If we publicly issue debt or convertible debt securities, such as the 2025 Notes, they initially will not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt or convertible debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may have a material adverse effect on the trading market for, and market value of, our publicly issued debt or convertible debt securities.

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

In addition, if the subscription price or warrant exercise price is less than our NAV per share of common stock at the time of an offering, then our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any such decrease in NAV is not predictable because it is not known at this time what the subscription price, warrant exercise price or NAV per share will be on the expiration date of such rights offering or what proportion of our common stock will be purchased as a result of any such offering.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility, 2019 Notes and 2025 Notes, future decreases of fair value of our debt will have a corresponding increase to our NAV. Further increases of fair value of our debt will have the opposite effect. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility, 2019 Notes and 2025 Notes. This will tend to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became effective in 2010. Although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act, the Dodd-Frank Act may nevertheless have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations will have on our business, financial condition and results of operations.

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

All of our investments are recorded using broker or dealer quotes, or at fair value as determined in good faith by our board of directors. We expect that primarily most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information.

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

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded on our Consolidated Statements of Operations as net change in unrealized appreciation or depreciation.

At September 30, 2014, all of our investments were recorded at fair value as approved in good faith by our board of directors. Our board of directors uses the services of one or more nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially harm our business.

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

We rely in part on our over-the-counter securities, which have and may continue to face liquidity constraints under recent market conditions, to provide us with adequate liquidity.

The market for over-the-counter traded securities has and may continue to experience limited liquidity and other weakness as the viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

RISKS RELATED TO OUR INVESTMENTS

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

We intend to invest primarily in senior secured loans, mezzanine debt and selected equity investments issued by U.S. middle-market companies.

1.	Senior Secured Loans: When we extend senior secured loans, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this will not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

2.	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured loans and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

3.	Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in senior secured loans or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all.

In addition, investing in middle-market companies involves a number of significant risks, including:

•	companies may be highly leveraged, have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, more limited publicly-available information, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status.

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

We have invested and intend to continue to invest primarily in privately held companies. Generally, little public information exists about these companies, and we rely on the ability of our Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If they are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose value on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could have a material adverse impact on our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans, mezzanine debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statements of Operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a multicurrency credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted by the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our interest rate or currency positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging designed to gain from those changes in interest rates or foreign currency exposures, for instance, may also limit the opportunity for gain if the changes in the underlying positions should move against such hedges. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Distressed debt investments may not produce income and may require us to bear certain additional expenses in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt in which we invest will eventually be satisfied (e.g., through liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

We may obtain the approval of our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock. If we receive such approval from stockholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

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

Any sale or other issuance of shares of our common stock at a price below NAV per share has resulted and will continue to result in an immediate dilution to your interest in our common stock and a reduction of our NAV value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offerings we make at a price below our then current NAV in the future in a prospectus supplement issued in connection with any such offering.

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act unless we have previously received the consent of the majority of our common stockholders to do so and the board of directors decides such an offering is in the best interests of our common stockholders. Whenever we do not have current stockholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any distributing commission or discount) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors as of a time within 48 hours (excluding weekends and holidays) of the sale.

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

We may allocate the net proceeds from any offering of our securities in ways with which you may not agree.

We have significant flexibility in investing the net proceeds of any offering of our securities and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

Our shares may trade at discounts from NAV or at premiums that are unsustainable over the long term.

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $10.91 and $11.28 on September 30, 2014 and 2013, respectively. Our NAV per share was $11.03 and $10.49 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	any loss of our BDC or RIC status or any loss of our subsidiaries’ SBIC licenses;

•	changes in earnings or variations in operating results;

•	changes in prevailing interest rates;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;

•	operating performance of companies comparable to us;

•	general national and international economic trends and other external factors;

•	general price and volume fluctuations in the stock markets, including as a result of short sales;

•	conversion features of subscription rights, warrants or convertible debt; and

•	loss of a major funding source.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Stock Market LLC and NYSE.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

The 2019 Notes and 2025 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2019 Notes and 2025 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2019 Notes and 2025 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2019 Notes and 2025 Notes. As of September 30, 2014, we had $55.2 million outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets in our portfolio (other than assets held by our SBIC Funds), and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to the 2019 Notes and 2025 Notes to the extent of the value of such assets.

The 2019 Notes and 2025 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2019 Notes and 2025 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2019 Notes and 2025 Notes and neither the 2019 Notes nor the 2025 Notes is required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC Funds. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2019 Notes and 2025 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2019 Notes and 2025 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2019 Notes and 2025 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2014, SBIC LP had $150 million of SBA debentures outstanding. All of such indebtedness is structurally senior to the 2019 Notes and 2025 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2019 Notes and 2025 Notes.

The indenture under which the 2019 Notes and 2025 Notes were issued contains limited protection for their respective holders.

The indenture under which the 2019 Notes and 2025 Notes were issued offers limited protection to their respective holders. The terms of the indenture and the 2019 Notes and 2025 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2019 Notes and 2025 Notes. In particular, the terms of the indentures and the 2019 Notes and 2025 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes and 2025 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes and 2025 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2019 Notes and 2025 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2019 Notes and 2025 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•	pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2019 Notes and 2025 Notes;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of distributions or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and the 2019 Notes and 2025 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2019 Notes and 2025 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2019 Notes and 2025 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2019 Notes and 2025 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2019 Notes and 2025 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2019 Notes and 2025 Notes.

An active trading market for the 2019 Notes and 2025 Notes may not develop, which could limit their market price or the ability of their respective holders to sell them. If a rating agency assigns the 2019 Notes and 2025 Notes a non-investment grade rating, they may be subject to greater price volatility than similar securities without such a rating.

We do not intend to list the 2019 Notes on any securities exchange or for quotation on any automated dealer quotation system. We have listed the 2025 Notes on the NYSE. However, we cannot provide any assurances that an active trading market will develop for the 2019 Notes and 2025 Notes or that their holders will be able to sell them. The 2019 Notes and 2025 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns the 2019 Notes and 2025 Notes a non-investment grade rating, they may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. We cannot assure holders of the 2019 Notes and 2025 Notes that a liquid trading market will develop for them, that holders will be able to sell their 2019 Notes and 2025 Notes at a particular time or that the price holders receive upon such sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the 2019 Notes and 2025 Notes may be harmed. Accordingly, holders of the 2019 Notes and 2025 Notes may be required to bear the financial risk for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2019 Notes and 2025 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and 2025 Notes and substantially decrease their market value. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our Credit Facility has, and any future debt will likely will have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2019 Notes and 2025 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under a law (commonly known as “FATCA”) that was enacted in 2010. This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of the 2019 Notes and 2025 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders of the 2019 Notes and 2025 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the 2019 Notes and 2025 Notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2014, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and quarterly distributions per share since October 1, 2012.

		Closing Sale Prices		Premium / (Discount) of High Sale Price to NAV (2)	Premium / (Discount) of Low Sale Price to NAV (2)	Distributions Declared
Period	NAV(1)	High	Low
Fiscal Year Ended September 30, 2014
Fourth quarter	$11.03	$ 11.91	$ 10.91	8%	(1)%	$ 0.28
Third quarter	11.33	11.49	10.46	1	(8)	0.28
Second quarter	11.13	11.65	10.89	5	(2)	0.28
First quarter	10.80	12.17	10.83	13	—	0.28
Fiscal Year Ended September 30, 2013
Fourth quarter	10.49	11.83	10.97	13	5	0.28
Third quarter	10.43	11.83	10.45	13	—	0.28
Second quarter	10.50	12.18	11.01	16	5	0.28
First quarter	10.38	11.10	10.07	7	(3)	0.28

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $10.91 and $11.28 as of September 30, 2014 and 2013, respectively. Our NAV per share was $11.03 and $10.49 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 12, 2014, we had eleven stockholders of record.

DISTRIBUTIONS

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock in the last two fiscal years.

Record Dates	Payment Dates	Distributions Declared
Fiscal year ended September 30, 2014
September 26, 2014	October 1, 2014	$0.28
June 19, 2014	July 1, 2014	0.28
March 20, 2014	April 1, 2014	0.28
December 20, 2013	January 2, 2014	0.28

Total		$1.12

Fiscal year ended September 30, 2013
September 20, 2013	October 1, 2013	$0.28
June 21, 2013	July 1, 2013	0.28
March 22, 2013	April 1, 2013	0.28
December 21, 2012	January 2, 2013	0.28

Total		$1.12

In January 2015, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2014, 2013 and 2012 were solely from ordinary income and totaled $76.9 million, or $1.12 per share, $74.4 million, or $1.12 per share and $60.1 million, or $1.12 per share, respectively, based on weighted average shares outstanding for the respective periods.

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

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2014.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2009, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

We have derived the other data below from our audited and unaudited financial data and, in the opinion of management, such information reflects all adjustments (consisting of normal recurring adjustments) that are necessary to present fairly the results of such years. The Consolidated Statement of Operations data, per share data and Consolidated Statement of Assets and Liabilities data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended September 30,
	2014	2013	2012	2011	2010
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:
Total investment income	$147,936	$129,187	$113,392	$91,738	$60,140
Total expenses	76,608	62,189	56,323	39,093	28,065
Net investment income	71,329	66,998	57,069	52,645	32,075
Net realized and unrealized gain (loss)	39,655	24,780	6,284	(42,382)	(15,539)
Net increase in net assets resulting from operations	110,983	91,778	63,353	10,263	16,535
Per share data:
Net asset value	11.03	10.49	10.22	10.13	10.69
Net investment income (1)	1.06	1.01	1.08	1.25	1.09
Net realized and unrealized gain (loss) (1)	0.60	0.38	0.12	(1.01)	(0.53)
Net increase in net assets resulting from operations (1)	1.66	1.39	1.20	0.24	0.56
Distributions declared (1), (2)	1.15	1.12	1.13	1.10	1.09
Consolidated Statement of Assets and Liabilities data:
Total assets	1,411,827	1,153,327	1,018,968	928,738	711,494
Total investment portfolio	1,318,055	1,078,176	990,480	827,549	664,724
Borrowings outstanding (3)	526,668	363,900	294,452	388,792	233,641
Total net asset value	828,010	697,506	669,717	462,657	386,575
Other data:
Total return(4)	6.76%	17.37%	28.71%	(7.37)%	44.79%
Number of portfolio companies (5)	67	61	54	48	43
Yield on debt portfolio (5)	12.5%	13.0%	13.2%	13.3%	12.7%

(1)	Based on the weighted average shares outstanding for the respective years.
(2)	Based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	At fair value.
(4)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	Unaudited, at year end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt issues.

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

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC LP and SBIC II received licenses from the SBA to operate as SBICs, under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

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

Expenses

Our primary operating expenses include the payment of a management fee to our Investment Adviser, the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2014, our portfolio totaled $1,318.1 million and consisted of $465.6 million of senior secured loans, $493.4 million of second lien secured debt, $247.1 million of subordinated debt and $112.0 million of preferred and common equity. Our debt portfolio consisted of 33% fixed-rate and 67% variable-rate investments (including 61% with a LIBOR or prime floor). As of September 30, 2014, we had one non-accrual debt investment, representing 0.3% of our overall portfolio on a cost basis. Our overall portfolio consisted of 67 companies with an average investment size of $19.7 million, had a weighted average yield on debt investments of 12.5% and was invested 35% in senior secured loans, 37% in second lien secured debt, 19% in subordinated debt and 9% in preferred and common equity.

As of September 30, 2013, our portfolio totaled $1,078.2 million and consisted of $299.5 million of senior secured loans, $357.5 million of second lien secured debt, $302.5 million of subordinated debt and $118.7 million of preferred and common equity. Our debt portfolio consisted of 52% fixed-rate and 48% variable-rate investments (including 44% with a LIBOR or prime floor). Our overall portfolio consisted of 61 companies with an average investment size of $17.7 million, had a weighted average yield on debt investments of 13.0% and was invested 28% in senior secured loans, 33% in second lien secured debt, 28% in subordinated debt and 11% in preferred and common equity.

For the fiscal year ended September 30, 2014, we invested $795.1 million of investments in 21 new and 30 existing portfolio companies with a weighted average yield on debt investments of 12.4%. Sales and repayments of investments for the year ended September 30, 2014 totaled $625.6 million.

For the fiscal year ended September 30, 2013, we invested $504.4 million of investments in 14 new and 26 existing portfolio companies with a weighted average yield on debt investments of 12.7%. Sales and repayments of investments for the year ended September 30, 2013 totaled $437.1 million.

For the fiscal year ended September 30, 2012, we invested $347.5 million of investments in 13 new and 17 existing portfolio companies with a weighted average yield on debt investments of 13.3%. Sales and repayments of investments for the year ended September 30, 2012 totaled $201.7 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We reclassified certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

Our investments generally consist of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers/dealers, if available, or otherwise by a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facility and the 2019 Notes are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material. A review of fair value hierarchy classifications is conducted on a quarterly basis.

In addition to using the above inputs in cash equivalents, investments, the 2019 Notes, the 2025 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, our 2019 Notes and our 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $8.3 million, $2.8 million and $5.4 million relating to debt issuance costs during the years ended September 30, 2014, 2013 and 2012, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility, 2019 Notes and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2014, 2013 and 2012, our Credit Facility, 2019 Notes and 2025 Notes, collectively, had a net change in unrealized (appreciation) depreciation of $(3.0) million, $2.3 million and $(1.6) million, respectively. As of September 30, 2014 and 2013, net unrealized (appreciation) depreciation on our Credit Facility, 2019 Notes and 2025 Notes totaled $(0.2) million and $2.9 million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs are capitalized, on liabilities which we do not fair value, and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of distributions, even though we may not collect any cash with respect to PIK securities.

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

RESULTS OF OPERATIONS

Set forth below are our results of operations for the fiscal years ended September 30, 2014, 2013 and 2012.

Investment Income

Investment income for the fiscal year ended September 30, 2014 was $147.9 million and was attributable to $43.0 million from senior secured loans, $55.2 million from second lien secured debt, $46.4 million from subordinated debt and $3.3 million from preferred and common equity. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the fiscal year ended September 30, 2013 was $129.2 million and was attributable to $38.9 million from senior secured loans, $31.9 million from second lien secured debt, $55.1 million from subordinated debt and $3.3 million from preferred and common equity. The increase in investment income over the prior year was due to the growth of our portfolio which was driven by reinvesting proceeds from the rotation in our portfolio and the investment of the proceeds from our equity and debt offerings.

Investment income for the fiscal year ended September 30, 2012 was $113.4 million and was primarily attributable to $42.8 million from senior secured loans, $21.2 million from second lien secured debt, and $49.4 million from subordinated debt. The increase in investment income over the prior year was due to the growth of our portfolio which was also driven by the investment of the proceeds from our equity offerings.

Expenses

Expenses for the fiscal year ended September 30, 2014 totaled $76.6 million. Base management fee for the same period totaled $24.3 million, incentive fee totaled $17.8 million, debt related interest and expenses totaled $28.6 million (including $8.3 million associated with the 2019 Notes and expansion of our Credit Facility), general and administrative expenses totaled $5.8 million and taxes of $0.1 million. The increase in expenses over the prior year was primarily due to increased borrowing costs, debt issuance costs and the growth of our portfolio.

Expenses for the fiscal year ended September 30, 2013 totaled $62.2 million. Base management fee for the same period totaled $21.3 million, incentive fee totaled $16.8 million, debt related interest and expenses totaled $18.1 million (including $2.8 million associated with the 2025 Notes and expansion of our Credit Facility) and general and administrative expenses totaled $6.0 million. The increase in expenses over the prior year was primarily due to increased borrowing costs and the growth of our portfolio.

Expenses for the fiscal year ended September 30, 2012 totaled $56.3 million. Base management fee for the same period totaled $17.5 million, incentive fee totaled $14.2 million, Credit Facility and SBA debentures related expenses totaled $17.1 million (including $5.4 million of upfront fees associated with amending and extending our Credit Facility), general and administrative expenses totaled $7.2 million and an excise tax of $0.3 million. The increase in expenses over the prior year was primarily due to the upfront costs of amending our Credit Facility, increased borrowing costs and the growth of our portfolio.

Net Investment Income

Net investment income totaled $71.3 million or $1.06 per share, $67.0 million or $1.01 per share and $57.1 million or $1.08 per share for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The increase in net investment income over the prior year was due to the growth of our portfolio offset by higher financing costs and debt issuance costs.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2014, 2013 and 2012 totaled $625.6 million, $437.1 million and $201.7 million, respectively, and net realized gains (losses) totaled $30.2 million, $17.7 million and $(12.8) million, respectively. The increase in realized gains over the prior year is primarily due to the improved merger and acquisition environment and a higher volume of sales and repayments.

Unrealized Appreciation or Depreciation on Investments, Credit Facility, 2019 Notes and 2025 Notes

Net unrealized appreciation on investments totaled $12.5 million, $4.8 million and $20.6 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Net unrealized (appreciation) depreciation on our Credit Facility, 2019 Notes and 2025 Notes totaled $(3.0) million, $2.3 million and $(1.6) million for the same periods, respectively. Net change in unrealized appreciation on investments over the prior year was a result of the overall variation in the leveraged finance markets. The increase in unrealized appreciation on the Credit Facility, 2019 Notes and 2025 Notes over the prior year was due to the fluctuating interest rate environment.

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations totaled $111.0 million or $1.66 per share, $91.8 million or $1.39 per share and $63.4 million or $1.20 per share for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The increase compared to the prior year was due to realized gains, the continued growth of our portfolio and net investment income.

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

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2014 and 2013, there was $55.2 million and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.80% and 3.33%, exclusive of the fee on undrawn commitments of 0.375% and 0.50%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of September 30, 2014 and 2013, we had $489.8 million and $284.5 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of September 30, 2014, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Please see our indenture agreement filed as Exhibit (d)(11) in our post-effective amendment filed on September 23, 2014 for more information.

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes, after exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.” Please see our indenture agreement filed as Exhibit (d)(8) in our post-effective amendment filed on January 22, 2013 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures, 2019 Notes or 2025 Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. Any decision to sell shares below the then current NAV per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below NAV per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our NAV per share.

For the fiscal year ended September 30, 2014, we sold 8.5 million shares of common stock, resulting in net proceeds of $95.4 million. This compares to selling 0.7 million shares of our common stock pursuant to the underwriters’ exercise of the overallotment option resulting in net proceeds of $7.3 million for the fiscal year ended September 30, 2013. Any decision to sell shares below the then current NAV per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below NAV per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our NAV per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150 million as of September 30, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures as of September 30, 2014. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225 million in the aggregate.

As of September 30, 2014 and September 30, 2013, our SBIC Funds had $225 million and $150 million in debt commitments, respectively, and $150 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of September 30, 2014 and September 30, 2013 were as follows:

Issuance Dates	Maturity	Fixed All-In Coupon Rate	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2014, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of September 30, 2014 and September 30, 2013, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

On September 30, 2014 and September 30, 2013, we had cash and cash equivalents of $66.5 million and $58.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $172.5 million for the fiscal year ended September 30, 2014, and our financing activities provided cash proceeds of $180.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the issuance of the 2019 Notes, our recent equity offering and net draws under the Credit Facility.

Our operating activities provided cash of $40.3 million for the fiscal year ended September 30, 2013, and our financing activities provided cash proceeds of $10.6 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities provided cash primarily from the issuance of the 2025 Notes.

Our operating activities used cash of $115.3 million for the fiscal year ended September 30, 2012, and our financing activities provided cash proceeds of $51.3 million for the same period. Our operating activities used cash primarily for investing that was provided primarily from proceeds from our follow-on public offerings of common stock.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2014, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$55.2	$—	$—	$55.2	$—
SBA debentures	150.0	—	—	—	150.0
2019 Notes	250.0	—	—	—	250.0
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	526.5	—	—	55.2	471.3
Unfunded investments (2)	15.6	—	—	14.0	1.6

Total contractual obligations	$542.1	$—	$—	$69.2	$472.9

(1)	The annualized weighted average cost of debt as of September 30, 2014, excluding debt issuance costs, was 4.33% exclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments described in the Consolidated Statement of Assets and Liabilities represent unfunded delayed draws on investments and/or revolving lines of credit.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of September 30, 2014 our maximum guaranty is $11.3 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may retain such net capital gains or ordinary income to provide us with additional liquidity. For the fiscal years ended September 30, 2014, 2013, and 2012, we elected to retain a portion of our calendar year income and incurred an excise tax of approximately $0.1 million, $(0.1) million and $0.3 million, respectively.

During the fiscal years ended September 30, 2014, 2013 and 2012, we declared distributions of $1.12 per share each year for total distributions of $76.9 million, $74.4 million and $60.1 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, our debt portfolio consisted of 33% fixed-rate investments and 67% variable-rate investments (including 61% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ 539	$0.01
Up 2%	$ 8,065	$0.11
Up 3%	$ 15,592	$0.21
Up 4%	$ 23,119	$0.31

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

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2014. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2014. This report appears on page 56.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2014 by correspondence with the custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2014, and the results of their operations, changes in net assets and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation and its Subsidiaries’ internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, and our report dated November 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

New York, New York

November 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments as of September 30, 2013 and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2013 by correspondence with the custodians and portfolio companies or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2013 and the results of their operations and their cash flows for the years ended September 30, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 13, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited PennantPark Investment Corporation and its Subsidiaries (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page 53. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by COSO in 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedule of investments as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended and our report dated November 12, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

New York, New York

November 12, 2014

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	September 30, 2013
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,171,573,359 and $928,078,589, respectively)	$1,212,515,400	$968,471,042
Non-controlled, affiliated investments (cost—$108,572,406 and $99,021,141, respectively)	67,847,521	76,735,800
Controlled, affiliated investments (cost—$38,708,555 and $64,418,155, respectively)	37,691,845	32,968,711

Total of investments (cost—$1,318,854,320 and $1,091,517,885, respectively)	1,318,054,766	1,078,175,553
Cash and cash equivalents (cost—$66,600,195 and $58,440,829, respectively) (See Note 9)	66,518,682	58,440,829
Interest receivable	13,703,525	10,894,893
Deferred financing costs and other assets	13,550,224	5,815,817

Total assets	1,411,827,197	1,153,327,092

Liabilities
Distributions payable	21,026,015	18,619,812
Payable for investments purchased	4,432,500	52,544,704
Unfunded investments	15,607,059	7,241,667
Credit Facility payable (cost—$55,226,300 and $145,500,000, respectively) (See Notes 5 and 11)	53,497,620	145,500,000
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 11)	150,000,000	150,000,000
2019 Notes payable (cost—$250,000,000) (See Notes 5 and 11)	251,350,250	—
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 11)	71,820,000	68,400,000
Management fee payable (See Note 3)	6,385,103	5,419,557
Performance-based incentive fee payable (See Note 3)	4,622,754	4,274,881
Interest payable on debt	1,962,264	1,810,466
Accrued other expenses	3,113,683	2,009,806

Total liabilities	583,817,248	455,820,893

Commitments and contingencies (See Note 12)
Net assets
Common stock, 75,092,911 and 66,499,327 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	75,093	66,499
Paid-in capital in excess of par value	852,465,375	756,017,096
Distributions in excess of net investment income	(11,802,580)	(4,675,217)
Accumulated net realized loss on investments	(11,655,302)	(43,409,847)
Net unrealized depreciation on investments and cash	(881,067)	(13,342,332)
Net unrealized (appreciation) depreciation on debt	(191,570)	2,850,000

Total net assets	$828,009,949	$697,506,199

Total liabilities and net assets	$1,411,827,197	$1,153,327,092

Net asset value per share	$11.03	$10.49

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013	2012
Investment income:
From non-controlled, non-affiliated investments:
Interest	$124,850,558	$107,058,958	$99,663,198
Other income	9,692,254	10,883,261	8,486,387
From non-controlled, affiliated investments:
Interest	5,656,300	5,841,127	3,542,583
Other income	—	597,400	—
From controlled, affiliated investments:
Interest	7,278,060	4,806,329	1,700,222
Other income	459,166	—	—

Total investment income	147,936,338	129,187,075	113,392,390

Expenses:
Base management fee (See Note 3)	24,291,420	21,288,728	17,507,262
Performance-based incentive fee (See Note 3)	17,832,129	16,793,089	14,223,777
Interest and expenses on debt (See Note 11)	20,260,652	15,384,208	11,680,634
Administrative services expenses (See Note 3)	2,953,423	3,161,158	3,745,741
Other general and administrative expenses	2,860,094	2,857,739	3,496,326

Expenses before taxes and debt issuance costs	68,197,718	59,484,922	50,653,740
Tax expense (benefit)	72,603	(53,468)	307,990
Debt issuance costs (See Note 5)	8,337,500	2,757,500	5,361,319

Total expenses	76,607,821	62,188,954	56,323,049

Net investment income	71,328,517	66,998,121	57,069,341

Realized and unrealized gain (loss) on investments, cash and debt:
Net realized gain (loss) on investments	30,235,265	17,687,211	(12,798,035)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments and cash	468,076	17,932,839	42,727,722
Non-controlled and controlled, affiliated investments	11,993,189	(13,143,019)	(22,085,553)
Debt (appreciation) depreciation (See Notes 5 and 11)	(3,041,570)	2,302,500	(1,560,375)

Net change in unrealized appreciation (depreciation) on investments, cash and debt	9,419,695	7,092,320	19,081,794

Net realized and unrealized gain from investments and debt	39,654,960	24,779,531	6,283,759

Net increase in net assets resulting from operations	$110,983,477	$91,777,652	$63,353,100

Net increase in net assets resulting from operations per common share (See Note 7)	$1.66	$1.39	$1.20

Net investment income per common share	$1.06	$1.01	$1.08

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2014	2013	2012
Net increase in net assets from operations:
Net investment income	$71,328,517	$66,998,121	$57,069,341
Net realized gain (loss) on investments	30,235,265	17,687,211	(12,798,035)
Net change in unrealized appreciation on investments and cash	12,461,265	4,789,820	20,642,169
Net change in debt depreciation (appreciation)	(3,041,570)	2,302,500	(1,560,375)

Net increase in net assets resulting from operations	110,983,477	91,777,652	63,353,100

Distributions to stockholders:
Distribution of net investment income	(76,937,761)	(74,398,129)	(60,137,978)

Capital transactions:
Public offerings	98,855,000	7,574,000	206,572,500
Offering costs	(3,465,650)	(265,090)	(7,717,300)
Reinvestment of distributions	1,068,684	3,100,719	4,989,529

Net increase in net assets resulting from capital transactions	96,458,034	10,409,629	203,844,729

Net increase in net assets	130,503,750	27,789,152	207,059,851
Net assets:
Beginning of year	697,506,199	669,717,047	462,657,196

End of year	$828,009,949	$697,506,199	$669,717,047

(Distributions in excess of) Undistributed net investment income, end of year	$(11,802,580)	$(4,675,217)	$2,804,397

Capital share activity:
Shares issued from public offerings	8,500,000	700,000	19,350,000

Shares issued from reinvestment of distributions	93,584	284,824	474,722

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$110,983,477	$91,777,652	$63,353,100
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Net change in net unrealized appreciation on investments and cash	(12,461,265)	(4,789,820)	(20,642,169)
Net change in unrealized appreciation (depreciation) on debt	3,041,570	(2,302,500)	1,560,375
Net realized (loss) gain on investments	(30,235,265)	(17,687,211)	12,798,035
Net accretion of discount and amortization of premium	(8,027,104)	(5,856,654)	(10,357,608)
Purchase of investments	(795,089,483)	(504,373,719)	(347,517,775)
Payment-in-kind interest	(10,961,812)	(11,814,084)	(9,065,502)
Proceeds from disposition of investments	625,551,026	437,147,602	201,656,926
(Increase) decrease in interest receivable	(2,808,632)	4,033,969	(4,050,626)
Decrease in receivable for investments sold	—	—	12,240,763
(Increase) decrease in deferred financing costs and other assets	(6,984,407)	168,130	466,675
(Decrease) increase in payable for investments purchased	(48,112,204)	52,544,704	(18,572,499)
Increase in interest payable on debt	151,798	955,741	167,363
Increase in management fees payable	965,546	627,644	783,859
Increase in performance-based incentive fees payable	347,873	67,892	433,160
Increase (decrease) in accrued other expenses	1,103,877	(175,220)	1,406,285

Net cash (used) provided by operating activities	(172,535,005)	40,324,126	(115,339,638)

Cash flows from financing activities:
Public offerings	98,855,000	7,574,000	206,572,500
Offering costs	(3,465,650)	(265,090)	(7,717,300)
Deferred financing costs	(750,000)	—	—
Distributions paid to stockholders	(73,462,877)	(68,501,660)	(51,660,628)
Proceeds from 2019 Notes issuance (See Note 11)	250,000,000	—	—
Proceeds from 2025 Notes issuance (See Note 11)	—	71,250,000	—
Borrowings under Credit Facility (See Note 11)	1,186,753,100	1,099,800,000	927,900,000
Repayments under Credit Facility (See Note 11)	(1,277,026,800)	(1,099,300,000)	(1,023,800,000)

Net cash provided by financing activities	180,902,773	10,557,250	51,294,572

Net increase (decrease) in cash and cash equivalents	8,367,768	50,881,376	(64,045,066)
Effect of exchange rate changes on cash	(289,915)	—	—
Cash and cash equivalents, beginning of year	58,440,829	7,559,453	71,604,519

Cash and cash equivalents, end of year	$66,518,682	$58,440,829	$7,559,453

Supplemental disclosure of cash flow information:
Interest paid	$19,575,955	$12,765,891	$10,643,840

Taxes paid	8,278	94,210	258,550

Distributions reinvested	1,068,682	3,100,719	4,989,529

Conversions and non-cash exchanges	59,126,053	58,478,391	43,596,371

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—146.4% (1), (2) First Lien Secured Debt—52.4%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		23,301,182	$22,545,408	$24,466,241
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%		L+1,175	(8)	38,382,219	37,594,531	38,835,189
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—		—		7,500,000	7,500,000	7,588,512
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		5,210,625	5,067,986	5,236,678
Hollander Sleep Products, LLC	10/20/2020	Consumer Products	9.00%		L+800		4,500,000	4,432,500	4,432,500
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,369,159	12,463,125
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	13.16%		P+992		8,000,000	8,000,000	8,190,480
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850		7,777,902	7,774,409	7,739,013
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900		22,342,352	21,957,793	22,003,560
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	5,851,924
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	11/27/2018	Insurance	12.50%		L+1,150		49,851,923	47,685,257	50,350,442
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,116,948	15,960,000
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	12.00%		L+1,000		75,000,000	73,440,857	74,250,000
RAM Energy LLC, Tranche B	07/20/2015	Energy and Utilities	15.00%		L+1,300		27,500,000	26,727,390	27,500,000
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.)	06/18/2019	Electronics	9.00%		L+750		12,352,942	12,235,053	12,331,043
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.) (9)	06/18/2019	Electronics	—		—		2,647,058	2,647,058	2,642,366
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,838,145	18,826,225	17,854,331
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050		23,952,411	23,659,108	23,952,411
TRAK Acquisition Corp. (9)	10/31/2017	Business Services	—		—		1,000,000	985,000	1,000,000
Trust Inns Limited (10), (12)	02/12/2020	Buildings and Real Estate	11.06%		L+1,050	(8)	27,118,544	42,793,869	44,024,504
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		16,235,293	15,901,463	16,206,786
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100		11,201,270	11,201,270	11,425,295

Total First Lien Secured Debt								422,088,134	434,304,400

Second Lien Secured Debt—58.5%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	27,432,000
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,297,220	15,655,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	8.75%		L+750		19,750,360	19,659,292	19,635,216
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	13,551,562
CT Technologies Intermediate Holdings, Inc.	10/05/2020	Business Services	9.25%		L+800		14,000,000	13,817,560	13,930,000
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875		24,700,000	24,324,871	24,700,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%		L+1,100		45,000,000	44,557,044	44,981,600
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200		32,776,212	32,181,185	32,762,810
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		3,945,483	3,945,485	1,183,645
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,374,349	34,505,954
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		38,950,000	38,400,639	36,223,500
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%		L+825		9,500,000	9,368,296	9,515,865
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875		33,750,000	33,397,785	33,384,487
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,585,997	12,379,687
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%		—		45,000,000	44,615,705	45,675,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,850,421	40,425,000
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		21,000,000	20,728,983	20,973,750
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850		56,750,000	56,012,103	57,317,500

Total Second Lien Secured Debt								480,641,935	484,232,576

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—24.8%
Acentia, LLC	10/02/2017	Electronics	14.00%		—	19,000,000	$18,697,637	$19,145,804
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Products	14.50 (PIK 14.50	% %)	—	35,983,184	31,471,438	30,585,706
Affinion Investments LLC (5)	08/15/2018	Consumer Products	13.50%		—	15,096,000	15,096,000	14,039,280
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,795,450	8,805,334
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00	% %)	—	23,753,813	23,422,959	23,991,351
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.50 (PIK 1.25	% %)	—	10,633,397	10,462,892	10,261,422
Energy & Exploration Partners, Inc.	07/01/2019	Oil and Gas	8.00%		—	9,500,000	9,500,000	9,310,000
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00	% %)	—	19,874,148	19,543,873	17,886,733
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—	15,000,000	14,758,098	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	12.00 (PIK 12.00	% %)	—	13,500,000	13,040,004	10,665,000
Power Products, LLC	12/11/2020	Electronics	12.75	%(7)	—	15,000,000	14,793,246	15,225,000
Randall-Reilly Publishing Company, LLC	04/15/2019	Other Media	12.50	%(7)	—	30,400,000	29,860,100	30,704,000

Total Subordinated Debt/Corporate Notes							209,441,697	205,619,630

Preferred Equity/Partnership Interests—1.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	—
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp. (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	427,965
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	2,216,474
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	1,108,237
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,790,511
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%		—	3,397	3,397,484	3,580,328
Red Point, LLC	—	Other Media	8.00%		—	3,591	21,727	31,851
Ride Holdings, Inc.	—	Personal Transportation	8.00%		—	1,966,667	2,251,667	712,145
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,799,366

Total Preferred Equity/Partnership Interests							12,959,611	13,352,697

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—9.1% (6)
Acentia, LLC, Class A Units (11)	—	Electronics	—	—	1,998	$2,000,000	$825,006
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	8,997,421
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	196,444
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	428
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	540,370
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,333	3,000,000	—
Cardinal Logistics Holdings LLC (11) (f/k/a Transportation 100 Holdco, L.L.C.) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	2,377,491
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	1,125,000	1,188,746
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	1,847,186
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	679,750
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	339,875
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	760,634
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	545,887	3,725,224
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	493,464
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	9,906,155
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—	—	1,000,000	1,000,000	856,105
Magnum Hunter Resources Corporation (Warrants)	04/16/2016	Oil and Gas	—	—	122,192	182,498	91,644
MidOcean JF Holdings Corp. (JF Acquisitions, LLC)	—	Distribution	—	—	1,850	1,850,294	49,057
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	5,993,832
New Gulf Resources, LLC (11) (Warrants)	05/09/2024	Oil and Gas	—	—	13,500	495,000	2,970,000
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) (Warrants)	11/27/2023	Insurance	—	—	62,932	1,290,904	3,398,932
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	1,171,851	2,800,714
Power Products Holdings, LLC, Class A Units (11) (Power Products, LLC)	—	Electronics	—	—	1,350,000	1,350,000	1,657,516
Power Products Holdings, LLC, Class B Units (11) (Power Products, LLC)	—	Electronics	—	—	150,000	150,000	184,168
RAM Energy LLC	—	Energy and Utilities	—	—	828	827,922	827,922
Red Point, LLC	—	Other Media	—	—	388,378	1,629,791	3,444,803
Ride Holdings, Inc.	—	Personal Transportation	—	—	9,882	11,314	—
SPG Boyd Holdings Corp.	—	Chemical, Plastic and Rubber	—	—	3,000	2,419,203	9,457,220
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	542,155
TZ Holdings, L.P.	—	Insurance	—	—	2	9,567	1,819,448
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—	—	211,797	793,873	3,413,412
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,135,148
Z Wireless Holdings, Inc. (Warrants)	10/21/2021	Retail	—	—	1,736	168,799	457,020

Total Common Equity/Partnership Interests/Warrants						46,441,982	75,006,097

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,171,573,359	1,212,515,400

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.2% (1), (2)
Second Lien Secured Debt—1.1%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	$9,171,387	$9,127,448

Subordinated Debt/Corporate Notes—4.8%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00	% %)	—	11,632,136	11,632,137	11,283,172
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,581,798	28,257,554

Total Subordinated Debt/Corporate Notes							39,213,935	39,540,726

Preferred Equity –0.2% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	1,650,729

Common Equity/Partnership Interests/Warrants—2.1% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	143,668	11,960,702	12,140,931
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,387,687
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—

Total Common Equity/Partnership Interests/Warrants							40,127,744	17,528,618

Total Investments in Non-Controlled, Affiliated Portfolio Companies							108,572,406	67,847,521

Investments in Controlled, Affiliated Portfolio Companies—4.6% (1), (2)
First Lien Secured Debt—3.8%
Superior Digital Displays, LLC	12/31/2018	Media	13.50%		L+1,250	22,150,000	19,924,736	19,282,328
Superior Digital Displays, LLC (9)	12/31/2018	Media	—		—	2,850,000	2,572,719	2,481,022
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	9,250,000	9,250,000	9,526,144

Total First Lien Secured Debt							31,747,455	31,289,494

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)	—	2,250,000	2,250,000	1,986,611

Preferred Equity—0.3% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,500	2,500,000	2,487,245

Common Equity—0.2% (6)
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	4,750	2,211,000	1,928,495
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							2,211,100	1,928,495

Total Investments in Controlled, Affiliated Portfolio Companies							38,708,555	37,691,845

Total Investments—159.2%							1,318,854,320	1,318,054,766

Cash and Cash Equivalents—8.0%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							6,805,293	6,805,293
BNY Mellon Cash Reserve and Cash							59,794,902	59,713,389

Total Cash and Cash Equivalents							66,600,195	66,518,682

Total Investments and Cash Equivalents—167.2%							$1,385,454,515	$1,384,573,448

Liabilities in Excess of Other Assets—(67.2%)								(556,563,499)
Net Assets—100.0%								$828,009,949

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2014

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L” or Prime, or “P” rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.

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

SEPTEMBER 30, 2014

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

We have entered into an Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to each of our SBIC Funds under separate investment management agreements. PennantPark Investment, through the Administrator, also provides similar services to each of our SBIC Funds and to SPH, under separate administration agreements. See Note 3.

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC LP and SBIC II received licenses from the SBA to operate as SBIC, under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

In September 2014, we completed a follow-on public offering of 8,500,000 shares of common stock at a public offering price of $11.63 per share for gross proceeds of $98.9 million and net proceeds of $95.4 million after the sales load and offering expenses.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers/dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

(b) Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility, our 2019 Notes and our 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs are capitalized, on liabilities which we do not fair value, and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to tax as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we have elected to retain a portion of our calendar year income and accrue taxes of $0.1 million, $(0.1) million and $0.3 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

(d) Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is ratified by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include qualified dividends and/or return of capital.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded delayed draw loans, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser earned a base management fee of $24.3 million, $21.3 million and $17.5 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees, other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2014, 2013 and 2012, the Investment Adviser received an incentive fee of $17.8 million, $16.8 million and $14.2 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2014, 2013 and 2012 the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2014, 2013 and 2012, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and therefore resulted in no accrual for capital gains incentive fees under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2014. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent, technology systems, insurance and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the fiscal years ended September 30, 2014, 2013 and 2012, the Investment Adviser was reimbursed $3.0 million, $2.9 million and $3.6 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the fiscal years ended September 30, 2014, 2013 and 2012, PennantPark Investment was reimbursed $0.5 million, $0.4 million and $0.7 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK, for the fiscal years ended September 30, 2014, 2013 and 2012 totaled $806.1 million, $516.2 million and $337.3 million, respectively. Sales and repayments of investments for the fiscal years ended September 30, 2014, 2013 and 2012 totaled $625.6 million, $437.1 million and $201.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2014		September 30, 2013
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$453,835,589	$465,593,894	$290,000,430	$299,516,291
Second lien	489,813,322	493,360,024	346,717,448	357,543,217
Subordinated debt / corporate notes	250,905,632	247,146,967	311,240,637	302,447,308
Equity and partnership interests	124,299,777	111,953,881	143,559,370	118,668,737

Total investments	1,318,854,320	1,318,054,766	1,091,517,885	1,078,175,553
Cash and cash equivalents	66,600,195	66,518,682	58,440,829	58,440,829

Total investments, cash and cash equivalents	$1,385,454,515	$1,384,573,448	$1,149,958,714	$1,136,616,382

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of September 30,
Industry Classification	2014	2013
Consumer Products	9%	5%
Oil and Gas	9	7
Personal, Food and Miscellaneous Services	9	11
Business Services	8	8
Energy/Utilities	8	8
Building Materials	6	—
Electronics	6	8
Insurance	5	1
Auto Sector	4	4
Healthcare, Education and Childcare	4	7
Retail	4	1
Buildings and Real Estate	3	—
Hotels, Motels, Inns and Gaming	3	5
Media	3	—
Other Media	3	5
Chemicals, Plastics and Rubber	2	6
Communication	2	3
Distribution	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Environmental Services	2	2
Financial Services	2	1
Printing and Publishing	1	9
Other	3	5

Total	100%	100%

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence were available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable market-based transactions for the same or similar assets or other relevant observable market based inputs that may be used in pricing an asset.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs for the years ended September 30, 2014 and 2013 has resulted in no and one reclassifications, respectively, from Level 3 to 2 as outlined in the table below.

In addition to using the above inputs in cash equivalents, investments, the 2019 Notes, the 2025 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$480,344,879	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	681,131,020	Market Comparable	Market Yield	9.7% – 21.3% (13.2%)
Equity investments	12,163,865	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	99,698,372	Enterprise Market Value	EBITDA multiple	3.3x – 14.0x (8.8x)

Total Level 3 investments	$1,273,338,136

Long-Term Credit Facility	$53,497,620	Market Comparable	Market Yield	4.1%

2019 Notes	$251,350,250	Market Comparable	Broker/Dealer bid quotes	N/A

Asset Category	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$448,842,468	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	466,571,947	Market Comparable	Market Yield	9.5% – 21.5% (13.5%)
Equity investments	110,923,751	Enterprise Market Value	EBITDA multiple	6.0x – 15.0x (9.0x)

Total Level 3 investments	$1,026,338,166

Long-Term Credit Facility	$117,500,000	Market Comparable	Market Yield	3.6%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Our investments, cash and cash equivalents, Credit Facility, the 2019 Notes and the 2025 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value	Fair Value at September 30, 2014
Description		Level 1	Level 2	Level 3
Debt investments	$1,206,100,885	$—	$44,624,986	$1,161,475,899
Equity investments	111,953,881	—	91,644	111,862,237

Total investments	1,318,054,766	—	44,716,630	1,273,338,136
Cash and cash equivalents	66,518,682	66,518,682	—	—

Total investments, cash and cash equivalents	$1,384,573,448	$66,518,682	$44,716,630	$1,273,338,136

Long-Term Credit Facility	$53,497,620	$—	$—	$53,497,620
2019 Notes	251,350,250	—	—	251,350,250
2025 Notes	71,820,000	71,820,000	—	—

Total debt	$376,667,870	$71,820,000	$—	$304,847,870

	Fair Value	Fair Value at September 30, 2013
Description		Level 1	Level 2	Level 3
Debt investments	$959,506,815	$—	$44,092,400	$915,414,415
Equity investments	118,668,738	7,539,320	205,667	110,923,751

Total investments	1,078,175,553	7,539,320	44,298,067	1,026,338,166
Cash and cash equivalents	58,440,829	58,440,829	—	—

Total investments, cash and cash equivalents	$1,136,616,382	$65,980,149	$44,298,067	$1,026,338,166

Long-Term Credit Facility (excluding temporary draw of $28.0 million)	$117,500,000	$—	$—	$117,500,000
2025 Notes	68,400,000	68,400,000	—	—

Total debt	$185,900,000	$68,400,000	$—	$117,500,000

The following tables show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Realized gains	19,314,901	3,956,456	23,271,357
Unrealized (depreciation) appreciation	(10,373,678)	17,034,882	6,661,204
Purchases, PIK, net discount accretion and non-cash exchanges	782,753,337	25,548,400	808,301,737
Sales, repayments and non-cash exchanges	(545,633,076)	(45,601,252)	(591,234,328)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$1,161,475,899	$111,862,237	$1,273,338,136

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$2,129,283	$(15,261,361)	$(13,132,078)

	Year Ended September 30, 2013
Description	Debt investments	Equity investments	Totals
Beginning Balance	$848,424,071	$101,323,123	$949,747,194
Realized gains	6,721,638	3,311,652	10,033,290
Unrealized appreciation (depreciation)	35,227,586	(28,273,765)	6,953,821
Purchases, PIK, net discount accretion and non-cash exchanges	512,045,145	46,647,608	558,692,753
Sales and repayments	(474,164,025)	(12,084,867)	(486,248,892)
Transfers in and/or out of Level 3	(12,840,000)	—	(12,840,000)

Ending Balance	$915,414,415	$110,923,751	$1,026,338,166

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$33,158,082	$(30,958,706)	$2,199,376

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value Year Ended September 30,
Long-Term Credit Facility and 2019 Notes	2014	2013
Beginning Balance (cost – $117,500,000 and $109,500,000, respectively)	$117,500,000	$108,952,500
Total unrealized appreciation included in earnings	(378,430)	547,500
Issuance of 2019 Notes	250,000,000	—
Borrowings (1)	804,053,100	660,800,000
Repayments (1)	(866,326,800)	(652,800,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $305,226,300 and $117,500,000, respectively)	$304,847,870	$117,500,000
Temporary draws outstanding, at cost	—	28,000,000

Ending Balance (cost – $305,226,300 and $145,500,000, respectively)	$304,847,870	$145,500,000

(1)	Excludes temporary draws.

As of September 30, 2014, we had outstanding non-USD borrowing on our Credit Facility denominated in British Pounds. Net change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Change in Fair Value
British Pound	£33,000,000	$55,226,300	$53,497,620	October 1, 2014	$(1,728,680)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, our 2019 Notes and our 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $8.3 million, $2.8 million and $5.4 million relating to debt issuance costs during the year ended September 30, 2014, 2013 and 2012, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility, 2019 Notes and 2025 Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2014, 2013 and 2012, our Credit Facility, 2019 Notes and 2025 Notes had a net change in unrealized (appreciation) depreciation of $(3.0) million, $2.3 million and $(1.6) million, respectively. As of September 30, 2014 and 2013, net unrealized (appreciation) depreciation on our Credit Facility, 2019 Notes and 2025 Notes totaled $(0.2) million and $2.8 million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2014 were as follows:

Name of Investment	Fair Value at September 30, 2013 *	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at September 30, 2014 *	Net Realized Gains (Losses)
Controlled Affiliates
Superior Digital Displays Holdings, Inc.	$—	$21,942,989	$—	$1,990,168	$21,210,823	$—
SuttonPark Holdings, Inc.	13,500,000	4,000,000	(3,500,000)	1,659,972	14,000,000	—
Universal Pegasus International, LLC	17,552,044	22,592,260	(72,539,605)	4,059,881	—	(46,895)
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	17,805,936	1,329,930	(1,126,015)	1,341,888	11,283,172	—
EnviroSolutions Holdings, Inc.	21,265,345	9,196,328	—	707,326	21,268,379	—
NCP-Performance, L.P.	2,500,165	—	—	—	—	—
PAS International Holdings, Inc.	1,694,296	—	—	—	1,650,729	—
Service Champ, Inc.	33,470,058	—	—	3,634,291	33,645,241	—

Total Controlled and Non-Controlled Affiliates	$107,787,844	$59,061,507	$(77,165,620)	$13,393,526	$103,058,344	$(46,895)

*	Excluding delayed draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Year Ended September 30,
	2014	2013	2012
Numerator for net increase in net assets resulting from operations	$110,983,477	$91,777,652	$63,353,100
Denominator for basic/diluted and weighted average shares	67,058,474	66,380,829	52,969,278	*
Basic and diluted net increase in net assets per share resulting from operations	$1.66	$1.39	$1.20

  * The denominator for diluted weighted average shares was 52,975,015 shares.

8. TAXES AND DISTRIBUTIONS

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized loss or paid-in-capital, as appropriate. Dividends from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2014 and 2013, the cost of investments for federal income tax purposes was $1,316.9 million and $1,089.8 million, respectively, resulting in a gross unrealized appreciation of $70.1 million and $76.8 million, respectively, and depreciation of $68.9 million and $88.4 million, respectively.

The following differences were reclassified for tax purposes:

	Year Ended September 30,
	2014	2013	2012
(Decrease) increase in paid-in capital	$(1,161)	$903,627	$276,902
Increase (decrease) in accumulated net realized gain	1,519,280	(824,021)	2,176,918
(Decrease) increase in undistributed net investment income	(1,518,119)	(79,606)	(2,453,820)

The following reconciles net increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2014	2013	2012
Net increase in net assets resulting from operations	$110,983,477	$91,777,652	$63,353,100
Net realized (gain) loss on investments not taxable	(30,235,265)	(17,687,211)	12,798,035
Net unrealized appreciation on investments, Credit Facility, 2019 Notes and 2025 Notes	(9,419,695)	(7,092,320)	(19,081,794)
Other temporary book-to-tax differences	(4,459,940)	(3,035,861)	2,444,817
Other non-deductible expenses	8,419,651	2,715,980	307,990

Taxable income before deductions for distributions	$75,288,228	$66,678,240	$59,822,148

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2014	2013	2012
Undistributed taxable income	$16,082,048	$15,325,379	$18,634,553
Capital loss carry forward (1)	(8,518,111)	(39,216,288)	(56,786,282)
Distributions payable and other book to tax differences	(31,021,819)	(26,021,069)	(21,086,425)
Net unrealized appreciation (depreciation) of investments, Credit Facility, 2019 Notes and 2025 Notes	(1,072,637)	(8,727,689)	(15,815,138)

Total accumulated deficit – book basis	$(24,530,519)	$(58,639,667)	$(75,053,292)

(1)	As of September 30, 2014, the capital loss carry forward of $8.5 million expires, if not utilized against future capital gains in 2018.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2014, 2013 and 2012 were solely from ordinary income and totaled $76.9 million, or $1.12 per share, $74.4 million, or $1.12 per share and $60.1 million, or $1.12 per share, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

9. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2014 and 2013, cash and cash equivalents consisted of $66.5 million and $58.4 million, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2014	2013	2012	2011	2010
Per Share Data:
Net asset value, beginning of year	$10.49	$10.22	$10.13	$10.69	$11.85
Net investment income (1)	1.06	1.01	1.08	1.25	1.09
Net realized and unrealized gain (loss) (1)	0.60	0.38	0.12	(1.01)	(0.53)

Net increase in net assets resulting from operations (1)	1.66	1.39	1.20	0.24	0.56
Distributions of net investment income to stockholders (1), (2)	(1.15)	(1.12)	(1.13)	(1.10)	(1.09)
Accretive (Dilutive) effect of common stock issuance (1)	0.03	—	0.02	0.30	(0.63)

Net asset value, end of year	$11.03	$10.49	$10.22	$10.13	$10.69

Per share market value, end of year	$10.91	$11.28	$10.61	$8.92	$10.61
Total return (3)	6.76%	17.37%	28.71%	(7.37)%	44.79%
Shares outstanding at end of year	75,092,911	66,499,327	65,514,503	45,689,781	36,158,772
Ratio / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.43%	6.31%	7.11%	7.28%	7.16%
Ratio of Credit Facility related expenses to average net assets (5)	3.83%	2.60%	3.08%	1.15%	1.08%

Ratio of total expenses to average net assets (5)	10.26%	8.91%	10.19%	8.43%	8.24%
Ratio of net investment income to average net assets	9.55%	9.60%	10.32%	11.35%	9.45%
Net assets at end of year	$828,009,949	$697,506,199	$669,717,047	$462,657,196	$386,575,223
Weighted average debt outstanding (5)	$526,252,068	$363,246,849	$340,868,033	$278,294,433	$246,216,548
Weighted average debt per share (5)	$7.85	$5.47	$6.44	$6.60	$8.33
Asset coverage per unit (6)	$3,198	$4,261	$5,636	$2,937	$2,655
Average market value per unit (7)	$24.51	$24.79	N/A	N/A	N/A
Portfolio turnover ratio	50.66%	40.91%	22.81%	40.89%	25.97%

(1)	Calculated based on the weighted average shares outstanding for the respective periods.
(2)	Based on taxable income calculated in accordance with income tax regulations and may differ from amounts determined under GAAP.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)	Includes SBA debentures outstanding.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.
(7)	The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

11. DEBT

Our annualized weighted average cost of debt for the fiscal year ended September 30, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 3.85% and 4.24%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

On June 25, 2014, we amended and restated our multi-currency Credit Facility to increase the amount available for borrowing from $445 million to $545 million, reduce the interest rate spread above LIBOR from 2.75% to 2.25%, reduce the undrawn commitment fee from 0.50% to 0.375% and extend the maturity date from February 21, 2016 to June 25, 2019. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2014 and September 30, 2013, there was $55.2 million and $145.5 million (including a temporary draw of $28.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.80% and 3.33%, exclusive of the fee on undrawn commitments of 0.375% and 0.50%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150 million as of September 30, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225 million in the aggregate.

As of September 30, 2014 and September 30, 2013, our SBIC Funds had $225 million and $150 million in debt commitments, respectively, and $150 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of September 30, 2014 and September 30, 2013 were as follows:

Issuance Dates	Maturity	Fixed All-In Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1) Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2014, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes, including exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of September 30, 2014 our maximum guaranty is $11.3 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2014
	Q4	Q3	Q2	Q1
Total investment income	$40,144	$35,474	$37,879	$34,439
Net investment income	$20,148	$13,197	$20,029	$17,955
Net realized and unrealized (loss) gain	$(21,250)	$18,753	$20,652	$21,500
Net (decrease) increase in net assets resulting from operations	$(1,102)	$31,949	$40,681	$39,455
Net (decrease) increase in net assets resulting from operations per common share *	$(0.02)	$0.48	$0.61	$0.59
Net asset value per share at the end of the quarter	$11.03	$11.33	$11.13	$10.80
Market value per share at the end of the quarter	$10.91	$11.46	$11.05	$11.60
	2013
	Q4	Q3	Q2	Q1
Total investment income	$31,447	$33,725	$31,057	$32,958
Net investment income	$17,099	$17,655	$14,063	$18,181
Net realized and unrealized gain (loss)	$5,379	$(3,869)	$12,910	$10,360
Net increase in net assets resulting from operations	$22,479	$13,786	$26,972	$28,541
Net increase in net assets resulting from operations per common share *	$0.33	$0.21	$0.41	$0.44
Net asset value per share at the end of the quarter	$10.49	$10.43	$10.50	$10.38
Market value per share at the end of the quarter	$11.28	$11.05	$11.30	$11.00
	2012
	Q4	Q3	Q2	Q1
Total investment income	$30,806	$29,385	$26,362	$26,839
Net investment income	$16,742	$15,571	$9,759	$14,997
Net realized and unrealized gain (loss)	$948	$(12,151)	$16,638	$849
Net increase in net assets resulting from operations	$17,690	$3,420	$26,397	$15,846
Net increase in net assets resulting from operations per common share *	$0.31	$0.06	$0.50	$0.34
Net asset value per share at the end of the quarter	$10.22	$10.16	$10.38	$10.19
Market value per share at the end of the quarter	$10.61	$10.35	$10.40	$10.09

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 53 of this Form 10-K, is incorporated by reference herein.

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

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 52.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 13, 2013).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

4.2	Base Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(8) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013).

4.3	First Supplemental Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(9) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013).

4.4	Form of 6.25% Senior Notes due 2025 (included as part of Exhibit 4.3).

4.5	Second Supplemental Indenture, dated as of September 23, 2014, relating to the 4.50% Notes due 2019, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99 (d)(11) to the Registrant’s Post-Effective Amendment No. 2 to Form N-2 (File No. 333-192782), filed on September 23, 2014.

4.6	Form of 4.50% Senior Notes due 2019 (included as part of Exhibit 4.5).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Administration Agreement between the Registrant and PennantPark Investment Administration LLC (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2014, among PennantPark Investment Corporation, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 30, 2014).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN Arthur H. Penn	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2014

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2014

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 12, 2014

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 12, 2014

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 12, 2014

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 12, 2014