Form 10-Q
period 2014-12-31
PENNANTPARK INVESTMENT CORP
filed 2015-02-04
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 4, 2015 was 75,092,911.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a Small Business Investment Company; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refer collectively to our 2025 Notes and our 2019 Notes; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014 (unaudited)	September 30, 2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,241,937,230 and $1,171,573,359, respectively)	$1,229,810,600	$1,212,515,400
Non-controlled, affiliated investments (cost—$108,969,135 and $108,572,406, respectively)	70,789,290	67,847,521
Controlled, affiliated investments (cost—$43,661,751 and $38,708,555, respectively)	39,995,228	37,691,845

Total of investments (cost—$1,394,568,116 and $1,318,854,320, respectively)	1,340,595,118	1,318,054,766
Cash and cash equivalents (cost—$54,401,649 and $66,600,195, respectively) (See Note 8)	54,329,248	66,518,682
Interest receivable	12,594,493	13,703,525
Deferred financing costs and other assets	13,646,208	13,550,224

Total assets	$1,421,165,067	$1,411,827,197

Liabilities
Distributions payable	$21,026,015	$21,026,015
Payable for investments purchased	—	4,432,500
Unfunded investments	—	15,607,059
Credit Facility payable (cost—$125,881,500 and $55,226,300, respectively) (See Notes 5 and 10)	122,316,693	53,497,620
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2019 Notes payable (cost—$250,000,000) (See Notes 5 and 10)	250,446,250	251,350,250
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	73,444,500	71,820,000
Management fee payable (See Note 3)	6,796,751	6,385,103
Performance-based incentive fee payable (See Note 3)	4,869,218	4,622,754
Interest payable on debt	6,505,077	1,962,264
Accrued other expenses	2,722,323	3,113,683

Total liabilities	638,126,827	583,817,248

Commitments and contingencies (See Note 11)
Net assets
Common stock, 75,092,911 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	75,093	75,093
Paid-in capital in excess of par value	852,465,375	852,465,375
Distributions in excess of net investment income	(13,351,723)	(11,802,580)
Accumulated net realized loss on investments	(3,029,163)	(11,655,302)
Net unrealized depreciation on investments	(54,045,399)	(881,067)
Net unrealized depreciation (appreciation) on debt	924,057	(191,570)

Total net assets	$783,038,240	$828,009,949

Total liabilities and net assets	$1,421,165,067	$1,411,827,197

Net asset value per share	$10.43	$11.03

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Investment income:
From non-controlled, non-affiliated investments:
Interest	$34,861,628	$28,964,935
Other income	1,578,838	2,514,857
From non-controlled, affiliated investments:
Interest	1,485,410	1,264,610
From controlled, affiliated investments:
Interest	1,278,796	1,393,454
Other income	—	300,833

Total investment income	39,204,672	34,438,689

Expenses:
Base management fee (See Note 3)	6,796,751	5,747,060
Performance-based incentive fee (See Note 3)	4,869,218	4,488,779
Interest and expenses on debt (See Note 10)	6,515,331	4,559,523
Administrative services expenses (See Note 3)	857,064	911,596
Other general and administrative expenses	689,436	776,614

Total expenses	19,727,800	16,483,572

Net investment income	19,476,872	17,955,117

Realized and unrealized (loss) gain on investments and debt:
Net realized gain on investments	8,626,139	2,659,111
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(53,059,559)	14,215,508
Non-controlled and controlled, affiliated investments	(104,773)	521,217
Debt depreciation (See Notes 5 and 10)	1,115,627	4,104,000

Net change in unrealized (depreciation) appreciation on investments and debt	(52,048,705)	18,840,725

Net realized and unrealized (loss) gain from investments and debt	(43,422,566)	21,499,836

Net (decrease) increase in net assets resulting from operations	$(23,945,694)	$39,454,953

Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.32)	$0.59

Net investment income per common share	$0.26	$0.27

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net (decrease) increase in net assets from operations:
Net investment income	$19,476,872	$17,955,117
Net realized gain on investments	8,626,139	2,659,111
Net change in unrealized (depreciation) appreciation on investments	(53,164,332)	14,736,725
Net change in debt depreciation	1,115,627	4,104,000

Net (decrease) increase in net assets resulting from operations	(23,945,694)	39,454,953
Distributions to stockholders:	(21,026,015)	(18,633,086)
Capital transactions:
Reinvestment of distributions	—	537,121

Net (decrease) increase in net assets	(44,971,709)	21,358,988

Net assets:
Beginning of period	828,009,949	697,506,199

End of period	$783,038,240	$718,865,187

Distributions in excess of net investment income, at end of period	$(13,351,723)	$(5,353,186)

Capital share activity:
Shares issued from reinvestment of dividends	—	47,407

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(23,945,694)	$39,454,953
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used by operating activities:
Net change in net unrealized depreciation (appreciation) on investments	53,164,332	(14,736,725)
Net change in unrealized depreciation on debt	(1,115,627)	(4,104,000)
Net realized gain on investments	(8,626,139)	(2,659,111)
Net accretion of discount and amortization of premium	(1,673,625)	(2,254,165)
Purchases of investments	(158,912,670)	(227,964,735)
Payment-in-kind income	(1,402,599)	(2,216,279)
Proceeds from dispositions of investments	79,285,499	143,957,646
Decrease in interest receivable	1,109,032	2,209,037
Increase in deferred financing costs and other assets	(95,984)	(845,805)
Decrease in payable for investments purchased	(4,432,500)	(38,094,704)
Increase in management fee payable	411,648	327,503
Increase in performance-based incentive fee payable	246,464	213,898
Increase in interest payable on debt	4,542,813	1,439,922
(Decrease) increase in accrued other expenses	(391,360)	1,218,062

Net cash used by operating activities	(61,836,410)	(104,054,503)

Cash flows from financing activities:
Distributions paid to stockholders	(21,026,015)	(18,082,691)
Borrowings under Credit Facility (See Note 10)	257,000,000	400,000,000
Repayments under Credit Facility (See Note 10)	(186,344,800)	(305,500,000)

Net cash provided by financing activities	49,629,185	76,417,309

Net decrease in cash equivalents	(12,207,225)	(27,637,194)
Effect of exchange rate changes on cash	17,791	—
Cash and cash equivalents, beginning of period	66,518,682	58,440,829

Cash and cash equivalents, end of period	$54,329,248	$30,803,635

Supplemental disclosure of cash flow information:
Interest paid	$1,834,305	$3,007,330

Dividends reinvested	$—	$537,121

Conversions and non-cash exchanges	$—	$51,577,498

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—157.0% (1), (2) First Lien Secured Debt—50.3%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%	L+975		23,148,254	$22,444,409	$23,611,219
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%	L+1,175	(8)	37,893,566	37,164,965	38,279,179
AKA Diversified Holdings, Inc. (Revolver) (9)	04/02/2018	Retail	—	—		7,500,000	—	—
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%	L+825		5,197,500	5,056,973	5,171,512
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%	L+800		4,500,000	4,433,385	4,455,000
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%	—		11,500,000	11,381,650	12,190,000
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	12.56%	P+931		8,000,000	8,000,000	8,170,594
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%	L+850		7,777,902	7,773,854	7,739,012
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%	L+900		22,063,073	21,699,947	21,156,283
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%	—		5,626,850	5,626,850	5,317,373
Patriot National, Inc.	11/27/2018	Insurance	12.50%	L+1,150		47,464,183	45,474,363	48,888,108
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%	—		14,250,000	14,121,049	14,535,000
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	12.00%	L+1,000		75,000,000	73,517,020	67,500,000
RAM Energy LLC, Tranche B	07/20/2015	Energy and Utilities	15.00%	L+1,300		27,500,000	26,963,217	24,860,000
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%	L+750		13,616,050	13,503,752	13,545,460
Robertshaw US Holding Corp. (Revolver)	06/18/2019	Electronics	9.00%	L+750		423,529	423,529	421,315
Robertshaw US Holding Corp. (Revolver) (9)	06/18/2019	Electronics	—	—		2,223,529	—	(11,628)
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%	L+750		19,704,549	18,788,691	17,734,094
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050		23,514,911	23,249,652	23,514,911
TRAK Acquisition Corp. (9)	10/31/2017	Business Services	—	—		1,000,000	—	15,000
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.06%	L+1,050	(8)	26,280,221	41,543,437	40,630,608
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%	L+1,150		16,032,351	15,717,508	15,873,695

Total First Lien Secured Debt							396,884,251	393,596,735

Second Lien Secured Debt—73.9%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%	—		25,400,000	25,400,000	25,019,000
Ascensus, Inc.	12/02/2020	Financial Services	9.00%	L+800		15,500,000	15,295,139	15,316,015
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	8.75%	L+750		19,700,736	19,616,521	14,652,423
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%	—		13,125,000	13,125,000	12,993,750
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%	L+875		24,700,000	24,323,952	24,483,875
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%	L+1,100		55,000,000	54,464,495	54,238,104
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00%)	L+1,200		32,859,973	32,280,689	32,878,792
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%	L+1,000		41,250,000	38,868,278	38,775,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	— (6)	—		3,945,483	3,945,485	1,025,826
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%	L+1,000		34,000,000	33,399,492	33,479,906
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%	L+1,175		38,950,000	38,401,161	38,171,000
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%	L+825		9,500,000	9,366,318	9,436,635
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%	L+875		33,750,000	33,405,183	33,243,750
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%	—		11,875,000	11,606,869	10,687,500
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%	—		45,000,000	44,636,816	43,200,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%	L+1,050		41,250,000	40,854,859	38,775,000
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%	L+1,200		75,000,000	75,000,000	75,000,000
Penton Media, Inc.	10/02/2020	Media	9.00%	L+775		21,000,000	20,734,268	20,737,500
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%	L+850		56,750,000	56,048,177	56,750,000

Total Second Lien Secured Debt							590,772,702	578,864,076

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—22.9%
Acentia, LLC	10/02/2017	Electronics	14.00%		—	19,000,000	$18,718,484	$18,898,773
Affinion Group Holdings, Inc.	09/14/2018	Consumer Products	14.50 (PIK 14.50%)		—	35,983,184	31,684,086	29,146,379
Affinion Investments LLC	08/15/2018	Consumer Products	13.50%		—	15,096,000	15,096,000	11,322,000
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,803,611	8,369,490
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.50 (PIK 1.25%)		—	10,666,900	10,504,718	10,037,785
Energy & Exploration Partners, Inc. (5)	07/01/2019	Oil and Gas	8.00%		—	9,500,000	9,500,000	3,325,000
JF Acquisition, LLC	06/30/2017	Distribution	—	(6)	—	19,973,519	19,665,701	17,476,829
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—	15,000,000	14,777,412	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	12.00 (PIK 12.00%)		—	14,337,000	13,899,525	7,168,500
Power Products, LLC	12/11/2020	Electronics	12.75	%(7)	—	15,000,000	14,810,560	15,153,709
Randall-Reilly Publishing Company, LLC	04/15/2019	Other Media	12.50	%(7)	—	30,400,000	29,888,942	30,593,465
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—	13,300,000	13,036,266	13,034,000

Total Subordinated Debt/Corporate Notes							200,385,305	179,525,930

Preferred Equity/Partnership Interests—1.5% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	—
Alegeus Technologies Holdings Corp. (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	283,706
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	2,714,486
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—		—	38,179	—	974,589
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—	2,375	2,088,121	2,094,647
HW Holdco, LLC (f/k/a Red Point, LLC)	—	Other Media	8.00%		—	3,591	—	24,177
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%		—	3,397	3,397,484	3,584,155
Ride Holdings, Inc.	—	Personal Transportation	8.00%		—	1,966,667	2,251,667	1,062,877
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,197	1,197,000	1,197,000

Total Preferred Equity/Partnership Interests							11,148,629	11,935,637

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—8.4% (6)
Acentia, LLC, Class A Units (11)	—	Electronics	—	—	1,998	$2,000,000	$847,300
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	8,653,170
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	284
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	617,968
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	1,631,572
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	—	(309,214)
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	2,260,146
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	832,480
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	—	298,894
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	—	1,063,455
HW Holdco, LLC (f/k/a Red Point, LLC)	—	Other Media	—	—	388,378	—	1,931,314
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	262,432
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	8,127,944
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	970,810
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—	—	1,000,000	1,000,000	739,560
Magnum Hunter Resources Corporation (Warrants) (13)	04/16/2016	Oil and Gas	—	—	122,192	182,498	17,107
MidOcean JF Holdings Corp. (JF Acquisitions, LLC)	—	Distribution	—	—	1,850	1,850,294	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	6,277,844
New Gulf Resources, LLC (Warrants) (11)	05/09/2024	Oil and Gas	—	—	13,500	495,000	—
Patriot National, Inc. (Warrants)	11/27/2023	Insurance	—	—	62,932	1,290,903	5,145,886
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	770,804	3,032,444
Power Products Holdings, LLC, Class A Units (11) (Power Products, LLC)	—	Electronics	—	—	1,350,000	1,350,000	1,406,772
Power Products Holdings, LLC, Class B Units (11) (Power Products, LLC)	—	Electronics	—	—	150,000	150,000	434,910
RAM Energy LLC	—	Energy and Utilities	—	—	828	827,922	—
Ride Holdings, Inc.	—	Personal Transportation	—	—	9,882	11,314	—
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330	133,000	133,000
SPG Boyd Holdings Corp.	—	Chemical, Plastic and Rubber	—	—	3,000	2,419,203	11,188,429
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	320,432
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—	—	211,797	793,873	4,062,842
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	5,016,160
Z Wireless Holdings, Inc. (Warrants)	10/21/2021	Retail	—	—	1,736	168,799	924,281

Total Common Equity/Partnership Interests/Warrants						42,746,343	65,888,222

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,241,937,230	1,229,810,600

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—9.1% (1), (2)
Second Lien Secured Debt—1.2%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	$9,183,126	$9,127,448

Subordinated Debt/Corporate Notes—4.8%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00%)		—	11,981,100	11,981,101	9,105,636
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,617,824	28,276,275

Total Subordinated Debt/Corporate Notes							39,598,925	37,381,911

Preferred Equity –0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—2.4% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	143,668	11,960,702	12,734,727
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,429,549
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	861,626

Total Common Equity/Partnership Interests/Warrants							40,127,744	19,025,902

Total Investments in Non-Controlled, Affiliated Portfolio Companies							108,969,135	70,789,290

Investments in Controlled, Affiliated Portfolio Companies—5.1% (1), (2)
First Lien Secured Debt—3.7%
Superior Digital Displays, LLC	12/31/2018	Media	13.50%		L+1,250	23,850,000	21,556,062	20,022,222
Superior Digital Displays, LLC (9)	12/31/2018	Media	—		—	1,150,000	(105,411)	(184,568)
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	9,250,000	9,250,000	9,517,948

Total First Lien Secured Debt							30,700,651	29,355,602

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)	—	2,250,000	2,250,000	1,993,534

Preferred Equity—1.1% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	8,500	8,500,000	8,488,518

Common Equity—0.0% (6)
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	4,750	2,211,000	157,574
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							2,211,100	157,574

Total Investments in Controlled, Affiliated Portfolio Companies							43,661,751	39,995,228

Total Investments—171.2%							1,394,568,116	1,340,595,118

Cash and Cash Equivalents—6.9%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							7,894,795	7,894,795
BNY Mellon Cash Reserve and Cash							46,506,854	46,434,453

Total Cash and Cash Equivalents							54,401,649	54,329,248

Total Investments and Cash Equivalents—178.1%							$1,448,969,765	$1,394,924,366

Liabilities in Excess of Other Assets—(78.1%)								(611,886,126)
Net Assets—100.0%								$783,038,240

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR, or “L” or Prime, or “P” rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.
(13)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—146.4% (1), (2)
First Lien Secured Debt—52.4%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%	L+975		23,301,182	$22,545,408	$24,466,241
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%	L+1,175	(8)	38,382,219	37,594,531	38,835,189
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—	—		7,500,000	7,500,000	7,588,512
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%	L+825		5,210,625	5,067,986	5,236,678
Hollander Sleep Products, LLC	10/20/2020	Consumer Products	9.00%	L+800		4,500,000	4,432,500	4,432,500
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%	—		11,500,000	11,369,159	12,463,125
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	13.16%	P+992		8,000,000	8,000,000	8,190,480
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%	L+850		7,777,902	7,774,409	7,739,013
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%	L+900		22,342,352	21,957,793	22,003,560
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%	—		5,626,850	5,626,850	5,851,924
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	11/27/2018	Insurance	12.50%	L+1,150		49,851,923	47,685,257	50,350,442
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%	—		14,250,000	14,116,948	15,960,000
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	12.00%	L+1,000		75,000,000	73,440,857	74,250,000
RAM Energy LLC, Tranche B	07/20/2015	Energy and Utilities	15.00%	L+1,300		27,500,000	26,727,390	27,500,000
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.)	06/18/2019	Electronics	9.00%	L+750		12,352,942	12,235,053	12,331,043
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.) (9)	06/18/2019	Electronics	—	—		2,647,058	2,647,058	2,642,366
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%	L+750		19,838,145	18,826,225	17,854,331
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050		23,952,411	23,659,108	23,952,411
TRAK Acquisition Corp. (9)	10/31/2017	Business Services	—	—		1,000,000	985,000	1,000,000
Trust Inns Limited (10), (12)	02/12/2020	Buildings and Real Estate	11.06%	L+1,050	(8)	27,118,544	42,793,869	44,024,504
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%	L+1,150		16,235,293	15,901,463	16,206,786
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%	L+1,100		11,201,270	11,201,270	11,425,295

Total First Lien Secured Debt							422,088,134	434,304,400

Second Lien Secured Debt—58.5%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%	—		25,400,000	25,400,000	27,432,000
Ascensus, Inc.	12/02/2020	Financial Services	9.00%	L+800		15,500,000	15,297,220	15,655,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	8.75%	L+750		19,750,360	19,659,292	19,635,216
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%	—		13,125,000	13,125,000	13,551,562
CT Technologies Intermediate Holdings, Inc.	10/05/2020	Business Services	9.25%	L+800		14,000,000	13,817,560	13,930,000
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%	L+875		24,700,000	24,324,871	24,700,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%	L+1,100		45,000,000	44,557,044	44,981,600
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00%)	L+1,200		32,776,212	32,181,185	32,762,810
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	— (6)	—		3,945,483	3,945,485	1,183,645
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%	L+1,000		34,000,000	33,374,349	34,505,954
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%	L+1,175		38,950,000	38,400,639	36,223,500
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%	L+825		9,500,000	9,368,296	9,515,865
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%	L+875		33,750,000	33,397,785	33,384,487
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%	—		11,875,000	11,585,997	12,379,687
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%	—		45,000,000	44,615,705	45,675,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%	L+1,050		41,250,000	40,850,421	40,425,000
Penton Media, Inc.	10/02/2020	Media	9.00%	L+775		21,000,000	20,728,983	20,973,750
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%	L+850		56,750,000	56,012,103	57,317,500

Total Second Lien Secured Debt							480,641,935	484,232,576

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—24.8%
Acentia, LLC	10/02/2017	Electronics	14.00%		—	19,000,000	$18,697,637	$19,145,804
Affinion Group Holdings, Inc. (5)	09/14/2018	Consumer Products	14.50 (PIK 14.50%)		—	35,983,184	31,471,438	30,585,706
Affinion Investments LLC (5)	08/15/2018	Consumer Products	13.50%		—	15,096,000	15,096,000	14,039,280
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—	8,930,000	8,795,450	8,805,334
Convergint Technologies LLC	03/26/2018	Electronics	12.00 (PIK 1.00%)		—	23,753,813	23,422,959	23,991,351
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	12.50 (PIK 1.25%)		—	10,633,397	10,462,892	10,261,422
Energy & Exploration Partners, Inc.	07/01/2019	Oil and Gas	8.00%		—	9,500,000	9,500,000	9,310,000
JF Acquisition, LLC	06/30/2017	Distribution	14.00 (PIK 2.00%)		—	19,874,148	19,543,873	17,886,733
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—	15,000,000	14,758,098	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	12.00 (PIK 12.00%)		—	13,500,000	13,040,004	10,665,000
Power Products, LLC	12/11/2020	Electronics	12.75	%(7)	—	15,000,000	14,793,246	15,225,000
Randall-Reilly Publishing Company, LLC	04/15/2019	Other Media	12.50	%(7)	—	30,400,000	29,860,100	30,704,000

Total Subordinated Debt/Corporate Notes							209,441,697	205,619,630

Preferred Equity/Partnership Interests—1.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	—
AHC Mezzanine, LLC	—	Other Media	—		—	7,505	318,896	—
Alegeus Technologies Holdings Corp. (Alegeus Technologies, LLC)	—	Financial Services	—		—	949	949,050	427,965
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%		—	76,357	765,307	2,216,474
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—		—	38,179	382,654	1,108,237
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	8.00%		—	2,375	2,375,000	2,790,511
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%		—	3,397	3,397,484	3,580,328
Red Point, LLC	—	Other Media	8.00%		—	3,591	21,727	31,851
Ride Holdings, Inc.	—	Personal Transportation	8.00%		—	1,966,667	2,251,667	712,145
TZ Holdings, L.P., Series A	—	Insurance	—		—	686	685,820	685,820
TZ Holdings, L.P., Series B	—	Insurance	6.50%		—	1,312	1,312,006	1,799,366

Total Preferred Equity/Partnership Interests							12,959,611	13,352,697

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.2% (1), (2)
Second Lien Secured Debt—1.1%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	$9,171,387	$9,127,448

Subordinated Debt/Corporate Notes—4.8%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	12.00 (PIK 12.00%)		—	11,632,136	11,632,137	11,283,172
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,581,798	28,257,554

Total Subordinated Debt/Corporate Notes							39,213,935	39,540,726

Preferred Equity –0.2% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	1,650,729

Common Equity/Partnership Interests/Warrants—2.1% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	143,668	11,960,702	12,140,931
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,387,687
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—

Total Common Equity/Partnership Interests/Warrants							40,127,744	17,528,618

Total Investments in Non-Controlled, Affiliated Portfolio Companies							108,572,406	67,847,521

Investments in Controlled, Affiliated Portfolio Companies—4.6% (1), (2)
First Lien Secured Debt—3.8%
Superior Digital Displays, LLC	12/31/2018	Media	13.50%		L+1,250	22,150,000	19,924,736	19,282,328
Superior Digital Displays, LLC (9)	12/31/2018	Media	—		—	2,850,000	2,572,719	2,481,022
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	9,250,000	9,250,000	9,526,144

Total First Lien Secured Debt							31,747,455	31,289,494

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)	—	2,250,000	2,250,000	1,986,611

Preferred Equity—0.3% (6)
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	2,500	2,500,000	2,487,245

Common Equity—0.2% (6)
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	4,750	2,211,000	1,928,495
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							2,211,100	1,928,495

Total Investments in Controlled, Affiliated Portfolio Companies							38,708,555	37,691,845

Total Investments—159.2%							1,318,854,320	1,318,054,766

Cash and Cash Equivalents—8.0%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							6,805,293	6,805,293
BNY Mellon Cash Reserve and Cash							59,794,902	59,713,389

Total Cash and Cash Equivalents							66,600,195	66,518,682

Total Investments and Cash Equivalents—167.2%							$1,385,454,515	$1,384,573,448

Liabilities in Excess of Other Assets—(67.2%)								(556,563,499)
Net Assets—100.0%								$828,009,949

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L” or Prime, or “P” rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

Our significant accounting policies consistently applied are as follows:

(a)   Investment Valuations

We expect that there may not be readily available market values for many of our investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described in this Report, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

Our portfolio generally consists of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

DECEMBER 31, 2014

(Unaudited)

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

(b)   Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility, our Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income. We accrued no taxes for either the three months ended December 31, 2014 or 2013.

PennantPark Investment recognizes in its Consolidated Financial Statements the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service.

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

DECEMBER 31, 2014

(Unaudited)

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2015. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to PennantPark Investment. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded investments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2014 and 2013, the Investment Adviser earned base management fees of $6.8 million and $5.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2014 and 2013, the Investment Adviser earned $4.9 million and $4.5 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2014 and 2013, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2014 and 2013, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For each of the three months ended December 31, 2014 and 2013, the Investment Adviser was reimbursed $0.7 million and $0.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For each of the three months ended December 31, 2014 and 2013, PennantPark Investment was reimbursed $0.1 million for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2014 and 2013 totaled $160.3 million and $230.2 million, respectively. Sales and repayments of investments for the same periods totaled $79.3 million and $144.0 million, respectively.

Investments and cash equivalents consisted of the following:

	December 31, 2014		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$427,584,902	$422,952,337	$453,835,589	$465,593,894
Second lien	599,955,828	587,991,524	489,813,322	493,360,024
Subordinated debt / corporate notes	242,234,230	218,901,375	250,905,632	247,146,967
Equity and partnership interests	124,793,156	110,749,882	124,299,777	111,953,881

Total investments	1,394,568,116	1,340,595,118	1,318,854,320	1,318,054,766
Cash and cash equivalents	54,401,649	54,329,248	66,600,195	66,518,682

Total investments, cash and cash equivalents	$1,448,969,765	$1,394,924,366	$1,385,454,515	$1,384,573,448

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	December 31, 2014	September 30, 2014
Hotels, Motels, Inns and Gaming	9%	3%
Personal, Food and Miscellaneous Services	9	9
Consumer Products	8	9
Buildings Materials	7	6
Business Services	7	8
Energy/Utilities	7	8
Oil and Gas	7	9
Distribution	4	2
Electronics	4	6
Healthcare, Education and Childcare	4	4
Insurance	4	5
Auto Sector	3	4
Buildings and Real Estate	3	3
Media	3	3
Retail	3	4
Aerospace and Defense	2	1
Chemicals, Plastics and Rubber	2	2
Communication	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Environmental Services	2	2
Financial Services	2	2
Other Media	2	3
Other	4	3

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2019 Notes and Credit Facility are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material. A review of fair value hierarchy classifications is conducted on a quarterly basis.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2014 and 2013, our ability to observe valuation inputs has resulted in one reclassification from Level 2 to 3 and no reclassification of assets between levels, respectively.

In addition to using the above inputs in cash equivalents, investments, our Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$294,968,658	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	923,554,578	Market Comparable	Market Yield	10.0% – 35.0% (14.5%)
Equity investments	110,732,775	Enterprise Market Value	EBITDA multiple	3.4x – 11.0x (8.3x)

Total Level 3 investments	$1,329,256,011

Long-Term Credit Facility	$122,316,693	Market Comparable	Market Yield	3.9%

2019 Notes	$250,446,250	Market Comparable	Broker/Dealer bid quotes	N/A

Asset Category	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$480,344,879	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	681,131,020	Market Comparable	Market Yield	9.7% – 21.3% (13.2%)
Equity investments	12,163,865	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	99,698,372	Enterprise Market Value	EBITDA multiple	3.3x – 14.0x (8.8x)

Total Level 3 investments	$1,273,338,136

Long-Term Credit Facility	$53,497,620	Market Comparable	Market Yield	4.1%

2019 Notes	$251,350,250	Market Comparable	Broker/Dealer bid quotes	N/A

Our investments, cash and cash equivalents, Credit Facility, our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,229,845,236	$—	$11,322,000	$1,218,523,236
Equity investments	110,749,882	—	17,107	110,732,775

Total investments	1,340,595,118	—	11,339,107	1,329,256,011
Cash and cash equivalents	54,329,248	54,329,248	—	—

Total investments, cash and cash equivalents	$1,394,924,366	$54,329,248	$11,339,107	$1,329,256,011

Long-Term Credit Facility	$122,316,693	$—	$—	$122,316,693
2019 Notes	250,446,250	—	—	250,446,250
2025 Notes	73,444,500	73,444,500	—	—

Total debt	$446,207,443	$73,444,500	$—	$372,762,943

	Fair Value at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,206,100,885	$—	$44,624,986	$1,161,475,899
Equity investments	111,953,881	—	91,644	111,862,237

Total investments	1,318,054,766	—	44,716,630	1,273,338,136
Cash and cash equivalents	66,518,682	66,518,682	—	—

Total investments, cash and cash equivalents	$1,384,573,448	$66,518,682	$44,716,630	$1,273,338,136

Long-Term Credit Facility	$53,497,620	$—	$—	$53,497,620
2019 Notes	251,350,250	—	—	251,350,250
2025 Notes	71,820,000	71,820,000	—	—

Total debt	$376,667,870	$71,820,000	$—	$304,847,870

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized gains	495,299	8,308,938	8,804,237
Net unrealized depreciation	(47,106,810)	(1,622,841)	(48,729,651)
Purchases, PIK interest, net discount accretion and non-cash exchanges	140,464,187	5,704,999	146,169,186
Sales, repayments and non-cash exchanges	(65,951,718)	(13,520,558)	(79,472,276)
Transfers in/out of Level 3	29,146,379	—	29,146,379

Ending Balance	$1,218,523,236	$110,732,775	$1,329,256,011

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(47,853,929)	$3,534,841	$(44,319,088)

	Three Months Ended December 31, 2013
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Net realized gains	3,942,358	27,862	3,970,220
Net unrealized appreciation (depreciation)	28,198	(315,010)	(286,812)
Purchases, PIK interest, net discount accretion and non-cash exchanges	230,540,785	9,961,278	240,502,063
Sales, repayments and non-cash exchanges	(129,118,109)	(1,726,536)	(130,844,645)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,020,807,647	$118,871,345	$1,139,678,992

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$5,968,997	$(315,010)	$5,653,987

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
Long-Term Credit Facility and 2019 Notes	Three Months Ended December 31,
	2014	2013
Beginning Balance (cost – $305,226,300 and $117,500,000, respectively)	$304,847,870	$117,500,000
Net change in unrealized depreciation included in earnings	(2,740,127)	—
Borrowings (1)	116,000,000	222,500,000
Repayments (1)	(53,344,800)	(112,000,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $367,881,500 and $228,000,000, respectively)	$364,762,943	$228,000,000
Temporary draws outstanding, at cost	8,000,000	12,000,000

Ending Balance (cost – $375,881,500 and $240,000,000, respectively)	$372,762,943	$240,000,000

(1)	Excludes temporary draws.

As of December 31, 2014, we had outstanding non-U.S. dollar borrowings on our Credit Facility denominated in British Pounds. Net unrealized depreciation on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Unrealized Depreciation
British Pound	£31,000,000	$51,881,500	$48,316,693	January 2, 2015	$(3,564,807)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2014 and 2013, our Credit Facility and our Notes had a net change in unrealized depreciation of $1.1 million and $4.1 million, respectively. As of December 31, 2014 and September 30, 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $0.9 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2014 were as follows:

Name of Investment	Fair Value at September 30, 2014*	Purchases of / Advances to Affiliates	Sale of / Distributions from Affiliates	Income Accrued	Fair Value at December 31, 2014*	Net Realized Gains (Losses)
Controlled Affiliates
Superior Digital Displays Holdings, Inc.	$21,210,823	$1,700,000	$—	$876,297	$20,179,796	$—
SuttonPark Holdings, Inc.	14,000,000	6,000,000	—	402,500	20,000,000	—
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	11,283,172	348,964	—	355,943	9,105,636	—
EnviroSolutions Holdings, Inc.	21,268,379	—	—	228,163	21,862,175	—
NCP-Performance, L.P.	—	—	—	—	—	—
PAS International Holdings, Inc.	1,650,729	—	—	—	6,115,655	—
Service Champ, Inc.	33,645,241	—	—	901,303	33,705,824	—

Total Controlled and Non-Controlled Affiliates	$103,058,344	$8,048,964	$—	$2,764,206	$110,969,086	$—

*	Excluding delayed draws.

7.	CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2014	2013
Numerator for net (decrease) increase in net assets resulting from operations	$(23,945,694)	$39,454,953
Denominator for basic and diluted weighted average shares	75,092,911	66,546,219
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.32)	$0.59

8. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2014 and September 30, 2014, our cash and cash equivalents consisted of $54.3 million and $66.5 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$11.03	$10.49
Net investment income (1)	0.26	0.27
Net realized and unrealized gain (1)	(0.58)	0.32

Net increase in net assets resulting from operations (1)	(0.32)	0.59
Distributions to stockholders (1), (2)	(0.28)	(0.28)

Net asset value, end of period	$10.43	$10.80

Per share market value, end of period	$9.53	$11.60

Total return* (3)	(10.06)%	5.38%
Shares outstanding at end of period	75,092,911	66,546,734

Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.49%	6.66%
Ratio of interest and expenses on debt to average net assets	3.20%	2.55%

Ratio of total expenses to average net assets	9.69%	9.21%
Ratio of net investment income to average net assets	9.57%	10.03%
Net assets at end of period	$783,038,240	$718,865,187

Weighted average debt outstanding (5)	$562,649,862	$433,815,217

Weighted average debt per share (1), (5)	$7.49	$6.52
Asset coverage per unit (6)	$2,755	$3,362
Portfolio turnover ratio	24.04%	50.16%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes debt related costs.

(5)	Includes SBA debentures outstanding.

(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the three months ended December 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.63% and 4.20%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2014 and September 30, 2014, there was $125.9 million (including a temporary draw of $8.0 million) and $55.2 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.75% and 2.80%, exclusive of the fee on undrawn commitments of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2014

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225 million in the aggregate.

As of December 31, 2014 and September 30, 2014, our SBIC Funds had $225 million and $150 million in debt commitments, respectively, and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2014 and September 30, 2014 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2014, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of December 31, 2014 and September 30, 2014, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility.

2025 Notes

As of December 31, 2014 and September 30, 2014, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedule of Investments. As of December 31, 2014 and 2013, we had $11.9 million and $15.6 million, respectively, in commitments to fund various revolving and delayed draw investments.

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of December 31, 2014, our maximum guaranty was $9.5 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

12. SUBSEQUENT EVENTS

After quarter-end, Patriot National, Inc. priced and closed an initial public offering. Our proceeds of approximately $60 million resulted in about $0.13 per share of realized gain, an increase in NAV per share of about $0.08 and about $0.04 per share of other income.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 12, 2014, we expressed an unqualified opinion on those financial statements.

/s/ McGladrey LLP

New York, New York

February 4, 2015

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates” and similar expressions to identify forward-looking statements. You should not place undue influence on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason including the factors set forth in “Risk Factors” in our annual report on form 10-K for the fiscal year-ended September 30, 2014 and elsewhere in this Report.

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

We believe middle-market companies offer attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured loans, mezzanine debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing costs on financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective intest method as interest income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2014, our portfolio totaled $1,340.6 million and consisted of $423.0 million of senior secured loans, $588.0 million of second lien secured debt, $218.9 million of subordinated debt and $110.7 million of preferred and common equity. Our debt portfolio consisted of 30% fixed-rate and 70% variable-rate investments (including 64% with a LIBOR or prime floor). As of December 31, 2014, we had two non-accrual debt investments, representing 1.7% of our overall portfolio on a cost basis. Our overall portfolio consisted of 66 companies with an average investment size of $20.3 million, had a weighted average yield on debt investments of 12.5% and was invested 32% in senior secured loans, 44% in second lien secured debt, 16% in subordinated debt and 8% in preferred and common equity.

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

For the three months ended December 31, 2014, we invested $158.9 million in three new and five existing portfolio companies with a weighted average yield on debt investments of 12.6%. Sales and repayments of investments for the three months ended December 31, 2014 totaled $79.3 million.

For the three months ended December 31, 2013, we invested $228.0 million in nine new and seven existing portfolio companies with a weighted average yield on debt investments of 12.4%. Sales and repayments of investments for the three months ended December 31, 2013 totaled $144.0 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Valuation of Portfolio Investments

We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy, described in this Report, and a consistently applied valuation process. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference could be material.

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

(4)	The audit committee of our board of directors reviews the preliminary valuations of our Investment Adviser and those of the independent valuation firms on a quarterly basis, periodically assesses the valuation methodologies of the independent valuation firms, and responds to and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

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

In addition to using the above inputs in cash equivalents, investments, our Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2014 and 2013, our Credit Facility, 2019 Notes and 2025 Notes, collectively, had a net change in unrealized depreciation of $1.1 million and $4.1 million, respectively. As of December 31, 2014 and September 30, 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $0.9 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA”, and we use the closing price on the exchange to determine their fair value.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investment values, our Credit Facility and our Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2014 and 2013.

Investment Income

Investment income for the three months ended December 31, 2014 was $39.2 million and was attributable to $14.6 million from senior secured loans, $15.9 million from second lien secured debt, $8.2 million from subordinated debt and $0.5 million from preferred and common equity. Investment income for the three months ended December 31, 2013 was $34.4 million and was attributable to $9.6 million from senior secured loans, $12.3 million from second lien secured debt, $11.4 million from subordinated debt and $1.1 million from common equity. The increase in investment income compared with the same period in the prior year is primarily due to the growth of our portfolio.

Expenses

Expenses for the three months ended December 31, 2014 totaled $19.7 million. Base management fee for the same period totaled $6.8 million, incentive fee totaled $4.9 million, debt related interest and expenses totaled $6.5 million and general and administrative expenses totaled $1.5 million. Expenses for the three months ended December 31, 2013 totaled $16.5 million. Base management fee for the same period totaled $5.7 million, incentive fee totaled $4.5 million, debt related interest and expenses totaled $4.6 million and general and administrative expenses totaled $1.7 million. The increase in expenses compared with the same period in the prior year was primarily due to increased borrowing costs and the growth of our portfolio.

Net Investment Income

Net investment income totaled $19.5 million, or $0.26 per share, for the three months ended December 31, 2014, and $18.0 million, or $0.27 per share, for the three months ended December 31, 2013. The increase in net investment income compared to the same period in the prior year was due to the growth of our portfolio offset by higher financing costs. The decrease in net investment income per share compared with the same period in the prior year was due to the issuance of new shares.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2014 totaled $79.3 million and realized gains totaled $8.6 million. Sales and repayments of investments totaled $144.0 million and realized gains totaled $2.7 million for the three months ended December 31, 2013. The increase in realized gains compared with the same period in the prior year is due to the improved merger and acquisition environment and repayments of our investments.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three months ended December 31, 2014 and 2013, we reported a net unrealized (depreciation) appreciation on investments of $(53.2) million and $14.7 million, respectively. As of December 31, 2014 and September 30, 2014, our net unrealized depreciation on investments totaled $54.0 million and $0.9 million, respectively. The decrease compared with the same period in the prior year was the result of the overall variation in the leveraged finance markets.

For the three months ended December 31, 2014 and 2013, we reported a net unrealized depreciation on our Credit Facility and our Notes of $1.1 million and $4.1 million, respectively. The decrease compared with the same period in the prior year was due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $(23.9) million, or $(0.32) per share, for the three months ended December 31, 2014. This compares to a net change in net assets resulting from operations of $39.5 million, or $0.59 per share, for the three months ended December 31, 2013. The decrease in the net change in net assets from operations compared with the same period in the prior year reflects the change in portfolio investment values during the reporting period.

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

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2014 and September 30, 2014, there was $125.9 million (including a temporary draw of $8.0 million) and $55.2 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.75% and 2.80%, respectively, exclusive of the fee on undrawn commitments of 0.375%. The annualized weighted average cost of debt for the three months ended December 31, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.63% and 4.20%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of December 31, 2014 and September 30, 2014, we had $419.1 million and $489.8 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of December 31, 2014, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Please see our base indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 (the “Base Indenture”) and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes, after exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.” Please see our Base Indenture and the supplemental indenture agreement filed as Exhibit (d)(9) to our post-effective amendment filed on January 22, 2013 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. For each of the three month periods ended December 31, 2014 and 2013, we did not issue shares of common stock in connection with an equity offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2014. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of December 31, 2014 and September 30, 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of December 31, 2014 and September 30, 2014 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2014, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of December 31, 2014 and September 30, 2014, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

On December, 31, 2014 and September 30, 2014, we had cash and cash equivalents of $54.3 million and $66.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $61.8 million for the three months ended December 31, 2014, primarily for net purchases of investments. Our financing activities provided cash of $49.6 million for the same period, primarily from net borrowings under our Credit Facility.

Our operating activities used cash of $104.1 million for the three months ended December 31, 2013, primarily for net purchases of investments. Our financing activities provided cash of $76.4 million for the same period, primarily from net borrowings under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2014, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$125.9	$—	$—	$125.9	$—
SBA debentures	150.0	—	—	—	150.0
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	597.2	—	—	375.9	221.3
Unfunded investments (2)	11.9	—	1.0	10.9	—

Total contractual obligations	$609.1	$—	$1.0	$386.8	$221.3

(1)	The annualized weighted average cost of debt as of December 31, 2014, excluding debt issuance costs, was 4.14% exclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2015, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Advisers or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of December 31, 2014, our maximum guaranty was $9.5 million. Based on SPH’s and the industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Recent Developments

After quarter-end, Patriot National, Inc. priced and closed an initial public offering. Our proceeds of approximately $60 million resulted in about $0.13 per share of realized gain, an increase in NAV per share of about $0.08 and about $0.04 per share of other income.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our realized net capital gains for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may contine to retain such net capital gains or ordinary income to provide us with additional liquidity. As a RIC, we are generally not subject to tax on income and have elected to retain a portion of our calendar year income.

During the three months ended December 31, 2014 and 2013, we declared distributions of $0.28 per share each period for total distributions of $21.0 million and $18.6 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, our debt portfolio consisted of 30% fixed-rate investments and 70% variable-rate investments (including 64% with a LIBOR or prime floor). The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ 322	$ —
Up 2%	$ 8,116	$ 0.11
Up 3%	$ 15,910	$ 0.21
Up 4%	$ 23,703	$ 0.32

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments. During the periods covered by this Report, we did not engage in interest rate hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 4, 2015	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 4, 2015	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)