Form 10-Q
period 2015-03-31
PENNANTPARK INVESTMENT CORP
filed 2015-05-06
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 6, 2015 was 75,092,911.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a Small Business Investment Company; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refer collectively to our 2025 Notes and our 2019 Notes; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015 (unaudited)	September 30, 2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,103,030,048 and $1,171,573,359, respectively)	$1,094,956,490	$1,212,515,400
Non-controlled, affiliated investments (cost—$203,579,582 and $108,572,406, respectively)	154,004,271	67,847,521
Controlled, affiliated investments (cost—$72,384,496 and $38,708,555, respectively)	51,446,532	37,691,845

Total of investments (cost—$1,378,994,126 and $1,318,854,320, respectively)	1,300,407,293	1,318,054,766
Cash and cash equivalents (cost—$63,051,050 and $66,600,195, respectively)	62,823,624	66,518,682
Interest receivable	12,715,483	13,703,525
Deferred financing costs and other assets	13,326,399	13,550,224

Total assets	1,389,272,799	1,411,827,197

Liabilities
Distributions payable	21,026,015	21,026,015
Payable for investments purchased	8,022,188	4,432,500
Unfunded investments	—	15,607,059
Credit Facility payable (cost—$99,209,100 and $55,226,300, respectively) (See Notes 5 and 10)	93,501,790	53,497,620
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2019 Notes payable (cost—$250,000,000) (See Notes 5 and 10)	254,051,000	251,350,250
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	71,421,000	71,820,000
Management fee payable (See Note 3)	6,799,736	6,385,103
Performance-based incentive fee payable (See Note 3)	5,523,967	4,622,754
Interest payable on debt	7,870,970	1,962,264
Accrued other expenses	1,665,207	3,113,683

Total liabilities	619,881,873	583,817,248

Commitments and contingencies (See Note 11)
Net assets
Common stock, 75,092,911 shares issued and outstanding. Par value $0.001 per share and 100,000,000 shares authorized.	75,093	75,093
Paid-in capital in excess of par value	852,465,375	852,465,375
Distributions in excess of net investment income	(12,281,869)	(11,802,580)
Accumulated net realized gain (loss) on investments	6,461,276	(11,655,302)
Net unrealized depreciation on investments	(78,814,259)	(881,067)
Net unrealized depreciation (appreciation) on debt	1,485,310	(191,570)

Total net assets	$769,390,926	$828,009,949

Total liabilities and net assets	$1,389,272,799	$1,411,827,197

Net asset value per share	$10.25	$11.03

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$35,227,997	$31,858,467	$70,089,625	$60,823,402
Other income	4,818,465	2,336,170	6,397,303	4,851,027
From non-controlled, affiliated investments:
Interest	1,251,778	1,453,003	2,737,188	2,717,613
From controlled, affiliated investments:
Interest	1,362,313	2,231,179	2,641,109	3,624,633
Other income	—	—	—	300,833

Total investment income	42,660,553	37,878,819	81,865,225	72,317,508

Expenses:
Base management fee (See Note 3)	6,799,737	6,027,293	13,596,488	11,774,353
Performance-based incentive fee (See Note 3)	5,523,967	5,007,264	10,393,185	9,496,043
Interest and expenses on debt (See Note 10)	6,567,496	5,099,113	13,082,827	9,672,746
Administrative services expenses (See Note 3)	849,656	928,954	1,706,720	1,840,550
Other general and administrative expenses	823,828	787,140	1,513,264	1,549,644

Total expenses	20,564,684	17,849,764	40,292,484	34,333,336

Net investment income	22,095,869	20,029,055	41,572,741	37,984,172

Realized and unrealized (loss) gain on investments and debt:
Net realized gain on investments	9,490,439	3,029,573	18,116,578	5,688,684
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(24,876,250)	15,782,680	(77,935,809)	29,998,188
Controlled and non-controlled, affiliated investments	107,390	7,987,620	2,617	8,508,837
Debt depreciation (appreciation) (See Notes 5 and 10)	561,253	(6,147,777)	1,676,880	(2,043,777)

Net change in unrealized (depreciation) appreciation on investments and debt	(24,207,607)	17,622,523	(76,256,312)	36,463,248

Net realized and unrealized (loss) gain from investments and debt	(14,717,168)	20,652,096	(58,139,734)	42,151,932

Net increase (decrease) in net assets resulting from operations	$7,378,701	$40,681,151	$(16,566,993)	$80,136,104

Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.10	$0.61	$(0.22)	$1.20

Net investment income per common share	$0.29	$0.30	$0.55	$0.57

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Net increase in net assets from operations:
Net investment income	$41,572,741	$37,984,172
Net realized gain on investments	18,116,578	5,688,684
Net change in unrealized (depreciation) appreciation on investments	(77,933,192)	38,507,025
Net change in debt depreciation (appreciation)	1,676,880	(2,043,777)

Net (decrease) increase in net assets resulting from operations	(16,566,993)	80,136,104

Distributions to stockholders	(42,052,030)	(37,272,416)

Capital transactions:
Reinvestment of distributions	—	792,925

Net increase in net assets resulting from capital transactions	—	792,925

Net (decrease) increase in net assets	(58,619,023)	43,656,613

Net assets:
Beginning of period	828,009,949	697,506,199

End of period	$769,390,926	$741,162,812

Distributions in excess of net investment income, at end of period	$(12,281,869)	$(3,963,461)

Capital share activity:
Shares issued from reinvestment of distributions	—	69,709

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(16,566,993)	$80,136,104
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used by operating activities:
Net change in net unrealized depreciation (appreciation) on investments	77,933,192	(38,507,025)
Net change in unrealized (deprecation) appreciation on debt	(1,676,880)	2,043,777
Net realized gain on investments	(18,116,578)	(5,688,684)
Net accretion of discount and amortization of premium	(3,382,651)	(5,037,388)
Purchases of investments	(231,500,954)	(370,006,367)
Payment-in-kind income	(5,306,995)	(4,696,824)
Proceeds from dispositions of investments	182,505,754	260,770,085
Decrease (increase) in interest receivable	988,042	(603,449)
Decrease (increase) in deferred financing costs and other assets	223,825	(83,722)
Increase (decrease) in payable for investments purchased	3,589,688	(52,544,704)
Increase (decrease) in interest payable on debt	5,908,706	(123,366)
Increase in management fee payable	414,633	607,736
Increase in performance-based incentive fee payable	901,213	732,383
Decrease in accrued other expenses	(1,448,476)	(237,222)

Net cash used by operating activities	(5,534,474)	(133,238,666)

Cash flows from financing activities:
Deferred financing costs	—	(750,000)
Distributions paid to stockholders	(42,052,030)	(36,459,973)
Borrowings under Credit Facility (See Note 10)	354,000,000	614,109,200
Repayments under Credit Facility (See Note 10)	(310,017,203)	(445,800,000)

Net cash provided by financing activities	1,930,767	131,099,227

Net decrease in cash equivalents	(3,603,707)	(2,139,439)
Effect of exchange rate changes on cash	(91,351)	915
Cash and cash equivalents, beginning of period	66,518,682	58,440,829

Cash and cash equivalents, end of period	$62,823,624	$56,302,305

Supplemental disclosure of cash flow information:
Interest paid	$6,899,882	$9,534,384

Taxes paid	$55,066	$8,251

Distributions reinvested	$—	$792,925

Conversions and non-cash exchanges	$19,765,183	$51,577,498

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—142.3% (1), (2)
First Lien Secured Debt—30.5%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		22,995,325	$22,308,665	$23,455,232
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.94%		L+1,175	(8)	37,934,452	37,252,245	38,080,260
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—		—		7,572,032	—	—
AKA Diversified Holdings, Inc. (Revolver) (9)	04/02/2018	Retail	—		—		4,371,469	—	—
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		5,184,375	5,048,572	5,151,973
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,500,000	4,436,530	4,500,000
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,393,870	12,075,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850		7,084,822	7,082,949	7,049,397
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		21,923,433	21,579,071	21,068,838
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	5,120,434
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,127,059	13,786,875
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%		L+750		13,599,535	13,492,373	13,449,987
Robertshaw US Holding Corp. (Revolver)	06/18/2019	Electronics	9.00%		L+750		176,471	176,471	174,532
Robertshaw US Holding Corp. (Revolver) (9)	06/18/2019	Electronics	—		—		2,470,588	—	—
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,637,751	18,811,913	17,084,843
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050		23,514,911	23,271,323	21,163,420
TRAK Acquisition Corp. (9)	10/31/2017	Business Services	—		—		1,000,000	—	—
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.06%		L+1,050	(8)	25,261,114	39,992,906	36,993,022
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		15,817,326	15,520,156	15,846,936

Total First Lien Secured Debt								240,120,953	235,000,749

Second Lien Secured Debt—78.2%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	23,431,500
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,303,993	15,454,740
Balboa Capital Corporation	03/04/2022	Financial Services	13.00%		—		9,500,000	9,310,597	9,310,000
Balboa Capital Corporation (9)	09/04/2016	Financial Services	—		—		9,500,000	—	—
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	8.75%		L+750		23,441,541	22,439,466	18,772,689
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	12,862,500
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875		24,700,000	24,337,530	25,502,750
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%		L+1,100		50,000,000	49,552,283	49,338,656
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200		32,942,123	32,405,838	32,982,025
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	38,945,741	41,250,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,162,484	4,162,486	1,082,246
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,424,509	33,896,558
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		38,950,000	38,436,288	38,950,000
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%		L+825		9,500,000	9,370,024	9,495,250
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875		41,812,500	41,472,628	41,498,906
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,629,694	10,687,500
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%		—		45,000,000	44,657,183	43,200,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,864,704	41,250,000
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	75,000,000
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		21,000,000	20,749,650	21,052,500
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850		56,750,000	56,083,541	56,561,022

Total Second Lien Secured Debt								606,671,155	601,578,842

Subordinated Debt/Corporate Notes—23.2%
Acentia, LLC	10/02/2017	Electronics	13.75%		—		19,000,000	18,739,350	19,190,000
Affinion Group Holdings, Inc.	09/14/2018	Consumer Products	14.50 (PIK 14.50	% %)	—		38,591,964	34,500,495	25,084,777
Affinion Investments LLC	08/15/2018	Consumer Products	13.50%		—		15,096,000	15,096,000	9,208,560
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,802,288	8,747,354
Cascade LP Holdings, LLC	08/20/2021	Environmental Services	12.00%		—		23,600,000	23,078,145	23,069,000
Cascade LP Holdings, LLC (9)	02/20/2017	Environmental Services	—		—		15,000,000	—	—
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00 (PIK 1.75	% %)	—		10,706,207	10,552,317	10,742,606
Energy & Exploration Partners, Inc. (5)	07/01/2019	Oil and Gas	8.00%		—		9,500,000	9,500,000	3,515,000
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—		15,000,000	14,801,889	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	12.00 (PIK 12.00	% %)	—		14,337,000	13,921,278	8,602,200
Randall-Reilly, LLC (f/k/a Randall-Reilly Publishing Company, LLC)	04/15/2019	Other Media	12.50	%(7)	—		42,275,000	41,552,390	42,296,915
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,043,403	13,034,000

Total Subordinated Debt/Corporate Notes								203,587,555	178,490,412

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests—1.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$113,223
Alegeus Technologies Holdings Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	949	949,050	920,104
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%	—	76,357	765,307	2,911,424
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	38,179	—	—
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—	2,375	2,088,121	2,135,850
HW Holdco, LLC	—	Other Media	8.00%	—	3,591	—	24,177
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%	—	3,397	3,397,484	3,727,583
Ride Holdings, Inc.	—	Personal Transportation	8.00%	—	1,966,667	2,102,669	1,353,677
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,197	1,197,000	1,239,012

Total Preferred Equity/Partnership Interests						10,999,631	12,425,050

Common Equity/Partnership Interests/Warrants—8.8% (6)
A2Z Wireless Holdings, Inc. (f/k/a Z Wireless Holdings, Inc.)	—	Retail	—	—	1,736	445,500	2,157,104
Acentia, LLC, Class A Units (11)	—	Electronics	—	—	1,998	2,000,000	1,846,448
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	4,678,659
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	196,444
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	921
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	628,364
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
Cascade LP Holdings, LLC (11)	—	Environmental Services	—	—	23,600	2,360,000	2,360,000
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	3,449,159
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	—	—
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	2,156,128
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	892,877
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	—	—
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	—	1,045,981
HW Holdco, LLC	—	Other Media	—	—	388,378	—	2,169,275
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	142,003
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	7,792,357
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	969,340
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—	—	1,000,000	1,000,000	730,475
Magnum Hunter Resources Corporation (Warrants) (13)	04/16/2016	Oil and Gas	—	—	122,192	182,498	8,553
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	6,277,844
New Gulf Resources, LLC (Warrants) (11)	05/09/2024	Oil and Gas	—	—	13,500	495,000	—
Patriot National, Inc. (Warrants)	11/27/2023	Insurance	—	—	123,129	238,049	1,234,984
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	770,804	3,243,924
Power Products Holdings, LLC, Class A Units (11)	—	Electronics	—	—	1,350,000	970,563	1,534,832
Power Products Holdings, LLC, Class B Units (11)	—	Electronics	—	—	150,000	150,000	1,908,364
Ride Group Parent, Inc.	—	Personal Transportation	—	—	1,870,331	148,998	142,295
Ride Holdings, Inc.	—	Personal Transportation	—	—	9,882	11,314	—
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330	133,000	262,091
SPG Boyd Holdings Corp.	—	Chemicals, Plastics and Rubber	—	—	3,000	2,648,422	11,995,599
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	—
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—	—	211,797	793,873	3,738,461
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	5,898,955

Total Common Equity/Partnership Interests/Warrants						41,650,754	67,461,437

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,103,030,048	1,094,956,490

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—20.0% (1), (2)
First Lien Secured Debt—10.9%
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	12.00%		L+1,000	75,000,000	$73,596,259	$66,000,000
RAM Energy LLC, Tranche B	07/20/2015	Energy and Utilities	15.00%		L+1,300	20,000,000	19,781,585	17,600,000

Total First Lien Secured Debt							93,377,844	83,600,000

Second Lien Secured Debt—1.2%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,198,336	9,127,448

Subordinated Debt/Corporate Notes—4.6%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	12,340,533	12,340,534	7,280,915
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,647,862	28,131,264

Total Subordinated Debt/Corporate Notes							39,988,396	35,412,179

Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—2.6% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	143,668	11,960,702	12,174,887
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,432,335
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	3,003,393
RAM Energy LLC (11)	—	Energy and Utilities	—		—	1,359	827,922	—

Total Common Equity/Partnership Interests/Warrants							40,955,666	20,610,615

Total Investments in Non-Controlled, Affiliated Portfolio Companies							203,579,582	154,004,271

Investments in Controlled, Affiliated Portfolio Companies—6.7% (1), (2)
First Lien Secured Debt—4.1%
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	21,498,244	19,188,417	21,498,244
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	10,050,000	10,050,000	10,331,921

Total First Lien Secured Debt							29,238,417	31,830,165

Second Lien Secured Debt—0.0%
Superior Digital Displays, LLC (9)	07/01/2019	Media	—		—	4,350,000	—	—

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)	—	2,450,000	2,450,000	2,178,600

Preferred Equity—1.4% (6)
Superior Digital Display Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	15.00%		—	37,046	5,000,000	2,131,840
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	8,500	8,500,000	8,489,479

Total Preferred Equity							13,500,000	10,621,319

Common Equity—0.9% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	68,164	24,984,979	6,816,448
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	11,100	2,211,000	—
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							27,196,079	6,816,448

Total Investments in Controlled, Affiliated Portfolio Companies							72,384,496	51,446,532

Total Investments—169.0%							1,378,994,126	1,300,407,293

Cash and Cash Equivalents—8.2%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,807,844	2,807,844
BNY Mellon Cash Reserve and Cash							60,243,206	60,015,780

Total Cash and Cash Equivalents							63,051,050	62,823,624

Total Investments and Cash Equivalents—177.2%							$1,442,045,176	$1,363,230,917

Liabilities in Excess of Other Assets—(77.2%)								(593,839,991)
Net Assets—100.0%								$769,390,926

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2015

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—146.4% (1), (2)
First Lien Secured Debt—52.4%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		23,301,182	$22,545,408	$24,466,241
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.92%		L+1,175	(8)	38,382,219	37,594,531	38,835,189
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—		—		7,500,000	7,500,000	7,588,512
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		5,210,625	5,067,986	5,236,678
Hollander Sleep Products, LLC	10/20/2020	Consumer Products	9.00%		L+800		4,500,000	4,432,500	4,432,500
IDQ Holdings, Inc. (5)	03/30/2017	Auto Sector	11.50%		—		11,500,000	11,369,159	12,463,125
InfuSystem Holdings, Inc.	11/30/2016	Healthcare, Education and Childcare	13.16%		P+992		8,000,000	8,000,000	8,190,480
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850		7,777,902	7,774,409	7,739,013
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	10.00%		L+900		22,342,352	21,957,793	22,003,560
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	5,851,924
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	11/27/2018	Insurance	12.50%		L+1,150		49,851,923	47,685,257	50,350,442
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,116,948	15,960,000
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	12.00%		L+1,000		75,000,000	73,440,857	74,250,000
RAM Energy LLC, Tranche B	07/20/2015	Energy and Utilities	15.00%		L+1,300		27,500,000	26,727,390	27,500,000
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.)	06/18/2019	Electronics	9.00%		L+750		12,352,942	12,235,053	12,331,043
Robertshaw US Holding Corp. (f/k/a Fox US Bidco Corp.) (9)	06/18/2019	Electronics	—		—		2,647,058	2,647,058	2,642,366
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,838,145	18,826,225	17,854,331
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050		23,952,411	23,659,108	23,952,411
TRAK Acquisition Corp. (9)	10/31/2017	Business Services	—		—		1,000,000	985,000	1,000,000
Trust Inns Limited (10), (12)	02/12/2020	Buildings and Real Estate	11.06%		L+1,050	(8)	27,118,544	42,793,869	44,024,504
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		16,235,293	15,901,463	16,206,786
Worley Claims Services, LLC	07/06/2017	Insurance	12.50%		L+1,100		11,201,270	11,201,270	11,425,295

Total First Lien Secured Debt								422,088,134	434,304,400

Second Lien Secured Debt—58.5%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	27,432,000
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,297,220	15,655,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	8.75%		L+750		19,750,360	19,659,292	19,635,216
Carolina Beverage Group, LLC	08/01/2018	Beverage, Food and Tobacco	10.63%		—		13,125,000	13,125,000	13,551,562
CT Technologies Intermediate Holdings, Inc.	10/05/2020	Business Services	9.25%		L+800		14,000,000	13,817,560	13,930,000
Envision Acquisition Company, LLC	11/04/2021	Healthcare, Education and Childcare	9.75%		L+875		24,700,000	24,324,871	24,700,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%		L+1,100		45,000,000	44,557,044	44,981,600
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200		32,776,212	32,181,185	32,762,810
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		3,945,483	3,945,485	1,183,645
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,374,349	34,505,954
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		38,950,000	38,400,639	36,223,500
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%		L+825		9,500,000	9,368,296	9,515,865
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875		33,750,000	33,397,785	33,384,487
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50%		—		11,875,000	11,585,997	12,379,687
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%		—		45,000,000	44,615,705	45,675,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,850,421	40,425,000
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		21,000,000	20,728,983	20,973,750
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	9.75%		L+850		56,750,000	56,012,103	57,317,500

Total Second Lien Secured Debt								480,641,935	484,232,576

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2014

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—9.1% (6)
Acentia, LLC, Class A Units (11)	—	Electronics	—	—	1,998	$2,000,000	$825,006
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	8,997,421
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	196,444
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	428
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	540,370
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,333	3,000,000	—
Cardinal Logistics Holdings LLC (11) (f/k/a Transportation 100 Holdco, L.L.C.) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	2,377,491
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	1,125,000	1,188,746
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	1,847,186
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	679,750
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	117,346	339,875
Convergint Technologies Holdings, LLC (Convergint Technologies LLC)	—	Electronics	—	—	2,375	—	760,634
CT Technologies Holdings, LLC (CT Technologies Intermediate Holdings, Inc.)	—	Business Services	—	—	5,556	545,887	3,725,224
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	493,464
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	9,906,155
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—	—	1,000,000	1,000,000	856,105
Magnum Hunter Resources Corporation (Warrants)	04/16/2016	Oil and Gas	—	—	122,192	182,498	91,644
MidOcean JF Holdings Corp. (JF Acquisitions, LLC)	—	Distribution	—	—	1,850	1,850,294	49,057
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	5,993,832
New Gulf Resources, LLC (11) (Warrants)	05/09/2024	Oil and Gas	—	—	13,500	495,000	2,970,000
Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) (Warrants)	11/27/2023	Insurance	—	—	62,932	1,290,904	3,398,932
Paradigm Acquisition Corp.	—	Healthcare, Education and Childcare	—	—	20,000	1,171,851	2,800,714
Power Products Holdings, LLC, Class A Units (11) (Power Products, LLC)	—	Electronics	—	—	1,350,000	1,350,000	1,657,516
Power Products Holdings, LLC, Class B Units (11) (Power Products, LLC)	—	Electronics	—	—	150,000	150,000	184,168
RAM Energy LLC (11)	—	Energy and Utilities	—	—	828	827,922	827,922
Red Point, LLC	—	Other Media	—	—	388,378	1,629,791	3,444,803
Ride Holdings, Inc.	—	Personal Transportation	—	—	9,882	11,314	—
SPG Boyd Holdings Corp.	—	Chemicals, Plastics and Rubber	—	—	3,000	2,419,203	9,457,220
TRAK Acquisition Corp. (Warrants)	12/29/2019	Business Services	—	—	3,500	29,400	542,155
TZ Holdings, L.P.	—	Insurance	—	—	2	9,567	1,819,448
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—	—	211,797	793,873	3,413,412
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	4,135,148
Z Wireless Holdings, Inc. (Warrants)	10/21/2021	Retail	—	—	1,736	168,799	457,020

Total Common Equity/Partnership Interests/Warrants						46,441,982	75,006,097

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,171,573,359	1,212,515,400

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

MARCH 31, 2015

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements, have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

MARCH 31, 2015

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

(c)   Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income. We accrued no excise taxes for either of the three month periods ended March 31, 2015 or 2014.

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

MARCH 31, 2015

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded investments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2015, the Investment Adviser earned base management fees of $6.8 million and $13.6 million, respectively, from us. For the three and six months ended March 31, 2014, the Investment Adviser earned base management fees of $6.0 million and $11.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $5.5 million and $10.4 million, respectively, from us. For the three and six months ended March 31, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $5.0 million and $9.5 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2015 and 2014, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2015 and 2014, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and six months ended March 31, 2015, the Investment Adviser was reimbursed $1.8 million and $2.5 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2014, the Investment Adviser was reimbursed $1.5 million and $2.0 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three and six months ended March 31, 2015, PennantPark Investment was reimbursed $0.1 million and $0.2 million, respectively, for the services described above. For the three and six months ended March 31, 2014, PennantPark Investment was reimbursed $0.2 million and $0.3 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2015 totaled $76.5 million and $236.8 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $144.5 million and $374.7 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2015 totaled $103.2 million and $182.5 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $116.8 million and $260.8 million, respectively.

Investments and cash equivalents consisted of the following:

	March 31, 2015		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$362,737,214	$350,430,914	$453,835,589	$465,593,894
Second lien	615,869,491	610,706,290	489,813,322	493,360,024
Subordinated debt / corporate notes	246,025,951	216,081,191	250,905,632	247,146,967
Equity and partnership interests	154,361,470	123,188,898	124,299,777	111,953,881

Total investments	1,378,994,126	1,300,407,293	1,318,854,320	1,318,054,766
Cash and cash equivalents	63,051,050	62,823,624	66,600,195	66,518,682

Total investments, cash and cash equivalents	$1,442,045,176	$1,363,230,917	$1,385,454,515	$1,384,573,448

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	March 31, 2015	September 30, 2014
Hotels, Motels, Inns and Gaming	9%	3%
Personal, Food and Miscellaneous Services	9	9
Consumer Products	8	9
Oil and Gas	8	9
Buildings Materials	7	6
Business Services	7	8
Energy/Utilities	6	8
Auto Sector	4	4
Distribution	4	2
Environmental Services	4	2
Buildings and Real Estate	3	3
Chemicals, Plastics and Rubber	3	2
Electronics	3	6
Financial Services	3	2
Healthcare, Education and Childcare	3	4
Media	3	3
Other Media	3	3
Retail	3	4
Aerospace and Defense	2	1
Communications	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Insurance	—	5
Other	4	3

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC 820, Fair Value Measurement, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in one reclassification from Level 2 to 3 and one reclassification from Level 3 to 2 during the six months ended March 31, 2015 and no reclassification of assets between levels during the six months ended March 31, 2014.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$306,750,177	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	861,259,658	Market Comparable	Market Yield	10.0% – 40.8% (14.8%)
Equity investments	4,875,103	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	117,070,258	Enterprise Market Value	EBITDA multiple	3.4x – 15.5x (9.0x)

Total Level 3 investments	$1,289,955,196

Long-Term Credit Facility	$93,501,790	Market Comparable	Market Yield	3.7%

2019 Notes	$254,051,000	Market Comparable	Broker/Dealer bid quotes	N/A

Asset Category	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$480,344,879	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	681,131,020	Market Comparable	Market Yield	9.7% – 21.3% (13.2%)
Equity investments	12,163,865	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	99,698,372	Enterprise Market Value	EBITDA multiple	3.3x – 14.0x (8.8x)

Total Level 3 investments	$1,273,338,136

Long-Term Credit Facility	$53,497,620	Market Comparable	Market Yield	4.1%

2019 Notes	$251,350,250	Market Comparable	Broker/Dealer bid quotes	N/A

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,177,218,395	$—	$9,208,560	$1,168,009,835
Equity investments	123,188,898	—	1,243,537	121,945,361

Total investments	1,300,407,293	—	10,452,097	1,289,955,196
Cash and cash equivalents	62,823,624	62,823,624	—	—

Total investments, cash and cash equivalents	$1,363,230,917	$62,823,624	$10,452,097	$1,289,955,196

Long-Term Credit Facility	$93,501,790	$—	$—	$93,501,790
2019 Notes	254,051,000	—	—	254,051,000
2025 Notes	71,421,000	71,421,000	—	—

Total debt	$418,973,790	$71,421,000	$—	$347,552,790

	Fair Value at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,206,100,885	$—	$44,624,986	$1,161,475,899
Equity investments	111,953,881	—	91,644	111,862,237

Total investments	1,318,054,766	—	44,716,630	1,273,338,136
Cash and cash equivalents	66,518,682	66,518,682	—	—

Total investments, cash and cash equivalents	$1,384,573,448	$66,518,682	$44,716,630	$1,273,338,136

Long-Term Credit Facility	$53,497,620	$—	$—	$53,497,620
2019 Notes	251,350,250	—	—	251,350,250
2025 Notes	71,820,000	71,820,000	—	—

Total debt	$376,667,870	$71,820,000	$—	$304,847,870

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized gains	2,644,918	15,417,102	18,062,020
Net unrealized depreciation	(52,477,907)	(18,743,586)	(71,221,493)
Purchases, PIK interest, net discount accretion and non-cash exchanges	187,894,508	36,476,386	224,370,894
Sales, repayments and non-cash exchanges	(160,673,962)	(21,831,794)	(182,505,756)
Transfers in/out of Level 3	29,146,379	(1,234,984)	27,911,395

Ending Balance	$1,168,009,835	$121,945,361	$1,289,955,196

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(51,686,444)	$(12,474,810)	$(64,161,254)

	Six Months Ended March 31, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Net realized gains	6,972,974	27,860	7,000,834
Net unrealized appreciation	4,938,500	16,103,682	21,042,182
Purchases, PIK interest, net discount accretion and non-cash exchanges	363,427,427	14,530,077	377,957,504
Sales, repayments and non-cash exchanges	(245,100,438)	(2,556,646)	(247,657,084)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,045,652,878	$139,028,724	$1,184,681,602

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$13,689,264	$16,103,681	$29,792,945

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
Long-Term Credit Facility and 2019 Notes	Six Months Ended March 31,
	2015	2014
Beginning Balance (cost – $305,226,300 and $117,500,000, respectively)	$304,847,870	$117,500,000
Net change in unrealized depreciation included in earnings	(1,277,880)	(122,223)
Borrowings (1)	187,000,000	380,309,200
Repayments (1)	(143,017,200)	(194,000,000)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $349,209,100 and $303,809,200, respectively)	$347,552,790	$303,686,977
Temporary draws outstanding, at cost	—	10,000,000

Ending Balance (cost – $349,209,100 and $313,809,200, respectively)	$347,552,790	$313,686,977

(1)	Excludes temporary draws.

As of March 31, 2015, we had outstanding non-U.S. dollar borrowings on our Credit Facility denominated in British Pounds. Net unrealized depreciation on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Unrealized Depreciation
British Pound	£30,000,000	$50,209,100	$44,501,790	April 1, 2015	$(5,707,310)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $0.6 million and $1.7 million, respectively. For the three and six months ended March 31, 2014, our Credit Facility and our Notes had a net change in unrealized appreciation of $6.1 million and $2.0 million, respectively. As of March 31, 2015 and September 30, 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $1.5 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2015 were as follows:

Name of Investment	Fair Value at September 30, 2014 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at March 31, 2015 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC) (3)	$—	$—	$—	$—	$6,816,448	$—
Superior Digital Displays Holdings, Inc.	21,210,823	8,190,872	(4,000,000)	1,813,942	23,630,084	—
SuttonPark Holdings, Inc.	14,000,000	7,000,000	—	827,167	21,000,000	—
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	11,283,172	708,397	—	475,754	7,280,915	—
EnviroSolutions Holdings, Inc.	21,268,379	—	—	455,093	21,302,335	—
NCP-Performance, L.P.	—	—	—	—	—	—
PAS International Holdings, Inc.	1,650,729	—	—	—	8,257,422	—
RAM Energy LLC (4)	—	—	—	—	83,600,000	—
Service Champ, Inc.	33,645,241	—	—	1,806,341	33,563,599	—

Total Controlled and Non-Controlled Affiliates	$103,058,344	$15,899,269	$(4,000,000)	$5,378,297	$205,450,803	$—

(1)	Excluding delayed draws investments.
(2)	Includes PIK.
(3)	Became a controlled affiliate during the three months ended March 31, 2015.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2015.

7.	CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator for net increase (decrease) in net assets resulting from operations	$7,378,701	$40,681,151	$(16,566,993)	$80,136,104
Denominator for basic and diluted weighted average shares	75,092,911	66,569,036	75,092,911	66,557,762
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.10	$0.61	$(0.22)	$1.20

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2015 and September 30, 2014, our cash and cash equivalents consisted of $62.8 million and $66.5 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$11.03	$10.49
Net investment income (1)	0.55	0.57
Net realized and unrealized (loss) gain (1)	(0.77)	0.63

Net (decrease) increase in net assets resulting from operations (1)	(0.22)	1.20
Distributions to stockholders (1), (2)	(0.56)	(0.56)

Net asset value, end of period	$10.25	$11.13

Per share market value, end of period	$9.05	$11.05

Total return* (3)	(14.52)%	2.83%
Shares outstanding at end of period	75,092,911	66,569,036

Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.79%	6.81%
Ratio of interest and expenses on debt to average net assets	3.26%	2.67%

Ratio of total expenses to average net assets	10.05%	9.48%
Ratio of net investment income to average net assets	10.37%	10.49%
Net assets at end of period	$769,390,926	$741,162,812

Weighted average debt outstanding (5)	$571,981,716	$479,832,798

Weighted average debt per share (1), (5)	$7.62	$7.21
Asset coverage per unit (6)	$2,836	$2,929
Portfolio turnover ratio	27.95%	43.67%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes debt related costs.

(5)	Includes SBA debentures outstanding.

(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the six months ended March 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.57% and 4.03%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2015 and September 30, 2014, there was $99.2 million and $55.2 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.63% and 2.80%, exclusive of the fee on undrawn commitments of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MARCH 31, 2015

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225 million in the aggregate.

As of March 31, 2015 and September 30, 2014, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2015 and September 30, 2014 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2015, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of March 31, 2015 and September 30, 2014, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility.

2025 Notes

As of March 31, 2015 and September 30, 2014, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedule of Investments. As of March 31, 2015 and September 30, 2014, we had $45.4 million and $15.3 million, respectively, in commitments to fund various revolving and delayed draw investments.

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of March 31, 2015, our maximum guaranty was $9.5 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of March 31, 2015, the consolidated statements of operations for the three and six months ended March 31, 2015 and 2014, and the consolidated statements of changes in net assets and cash flows for the six months ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

May 6, 2015

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

Our wholly owned subsidiaries, SBIC LP and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC LP and SBIC II received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment criteria used by PennantPark Investment.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing costs on financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2015, our portfolio totaled $1,300.4 million and consisted of $350.4 million of senior secured loans, $610.7 million of second lien secured debt, $216.1 million of subordinated debt and $123.2 million of preferred and common equity. Our debt portfolio consisted of 68% variable-rate investments (including 61% with a LIBOR or prime floor) and 32% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $78.8 million. As of March 31, 2015, we had two non-accrual debt investments, representing 1.2% of our overall portfolio on a cost basis. Our overall portfolio consisted of 67 companies with an average investment size of $19.4 million, had a weighted average yield on debt investments of 12.4% and was invested 27% in senior secured loans, 47% in second lien secured debt, 17% in subordinated debt and 9% in preferred and common equity.

As of September 30, 2014, our portfolio totaled $1,318.1 million and consisted of $465.6 million of senior secured loans, $493.4 million of second lien secured debt, $247.1 million of subordinated debt and $112.0 million of preferred and common equity. Our debt portfolio consisted of 67% variable-rate investments (including 61% with a LIBOR or prime floor) and 33% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $0.9 million. As of September 30, 2014, we had one non-accrual debt investment, representing 0.3% of our overall portfolio on a cost basis. Our overall portfolio consisted of 67 companies with an average investment size of $19.7 million, had a weighted average yield on debt investments of 12.5% and was invested 35% in senior secured loans, 37% in second lien secured debt, 19% in subordinated debt and 9% in preferred and common equity.

For the three months ended March 31, 2015, we invested $72.6 million in two new and eight existing portfolio companies with a weighted average yield on debt investments of 12.9%. Sales and repayments of investments for the three months ended March 31, 2015 totaled $103.2 million. For the six months ended March 31, 2015, we invested $231.5 million in five new and 13 existing portfolio companies with a weighted average yield on debt investments of 12.7%. Sales and repayments of investments for the six months ended March 31, 2015 totaled $182.5 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $0.6 million and $1.7 million, respectively. For the three and six months ended March 31, 2014, our Credit Facility and our Notes had a net change in unrealized appreciation of $6.1 million and $2.0 million, respectively. As of March 31, 2015 and September 30, 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $1.5 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e. the excess, if any, of our capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or net ordinary income to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2015 and 2014.

Investment Income

Investment income for the three and six months ended March 31, 2015 was $42.7 million and $81.9 million, respectively, and was attributable to $15.7 million and $30.3 million from senior secured loans, $18.8 million and $34.6 million from second lien secured debt, $8.0 million and $16.3 million from subordinated debt, and $0.2 million and $0.7 million from preferred and common equity, respectively. This compares to investment income for the three and six months ended March 31, 2014, which was $37.9 million and $72.3 million, respectively, and was attributable to $10.6 million and $20.2 million from senior secured loans, $14.3 million and $26.6 million from second lien secured debt, $12.7 million and $24.1 million from subordinated debt, and $0.3 million and $1.4 million from preferred and common equity, respectively. The increase in investment income compared with the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2015 totaled $20.6 million and $40.3 million, respectively. Base management fee for the same periods totaled $6.8 million and $13.6 million, incentive fee totaled $5.5 million and $10.4 million, debt related interest and expenses totaled $6.6 million and $13.1 million and general and administrative expenses totaled $1.7 million and $3.2 million, respectively. This compares to expenses for the three and six months ended March 31, 2014, which totaled $17.8 million and $34.3 million, respectively. Base management fee for the same periods totaled $6.0 million and $11.8 million, incentive fee totaled $5.0 million and $9.5 million, debt related interest and expenses totaled $5.1 million and $9.7 million and general and administrative expenses totaled $1.7 million and $3.3 million, respectively. The increase in expenses compared with the same periods in the prior year was primarily due to increased borrowing costs and the growth of our portfolio.

Net Investment Income

Net investment income totaled $22.1 million and $41.6 million, or $0.29 and $0.55 per share, for the three and six months ended March 31, 2015, respectively. Net investment income totaled $20.0 million and $38.0 million, or $0.30 and $0.57 per share, for the three and six months ended March 31, 2014, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to the growth of our portfolio offset by higher financing costs. The decrease in net investment income per share compared with the same periods in the prior year was primarily due to the issuance of new shares.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2015 totaled $103.2 million and $182.5 million, respectively, and realized gains totaled $9.5 million and $18.1 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2014 totaled $116.8 million and $260.8 million, respectively, and realized gains totaled $3.0 million and $5.7 million, respectively. The increase in realized gains compared with the same periods in the prior year was primarily due to the improved merger and acquisition environment and repayments of our investments.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three and six months ended March 31, 2015, we reported net unrealized depreciation on investments of $24.8 million and $77.9 million, respectively. For the three and six months ended March 31, 2014, we reported a net unrealized appreciation on investments of $23.8 million and $38.5 million, respectively. As of March 31, 2015 and September 30, 2014, our net unrealized depreciation on investments totaled $78.8 million and $0.9 million, respectively. The decrease compared with the same periods in the prior year was the result of the overall variation in the leveraged finance markets.

For the three and six months ended March 31, 2015, we reported net unrealized depreciation on our Credit Facility and our Notes of $0.6 million and $1.7 million, respectively. For the three and six months ended March 31, 2014, we reported a net unrealized appreciation on our Credit Facility and 2025 Notes of $6.1 million and $2.0 million, respectively. The change compared with the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $7.4 million and $(16.6) million, or $0.10 and $(0.22) per share, for the three and six months ended March 31, 2015, respectively. This compares to a net change in net assets resulting from operations of $40.7 million and $80.1 million, or $0.61 and $1.20 per share, for the three and six months ended March 31, 2014, respectively. The decrease in the net change in net assets from operations compared with the same periods in the prior year reflects the change in portfolio investment values during the reporting periods.

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

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2015 and September 30, 2014, there was $99.2 million and $55.2 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.63% and 2.80%, respectively, exclusive of the fee on undrawn commitments of 0.375%. The annualized weighted average cost of debt for the six months ended March 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.57% and 4.03%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of March 31, 2015 and September 30, 2014, we had $445.8 million and $489.8 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of March 31, 2015, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Please see our base indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013, or the Base Indenture, and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. For each of the six month periods ended March 31, 2015 and 2014, we did not issue shares of common stock in connection with an equity offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of March 31, 2015 and September 30, 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of March 31, 2015 and September 30, 2014 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2015, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of March 31, 2015 and September 30, 2014, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At March 31, 2015 and September 30, 2014, we had cash and cash equivalents of $62.8 million and $66.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $5.5 million for the six months ended March 31, 2015, primarily for net purchases of investments. Our financing activities provided cash of $1.9 million for the same period, primarily from net borrowings under our Credit Facility.

Our operating activities used cash of $133.2 million for the six months ended March 31, 2014, primarily for net purchases of investments. Our financing activities provided cash of $131.1 million for the same period, primarily from net borrowings under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2015, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$99.2	$—	$—	$99.2	$—
SBA debentures	150.0	—	—	—	150.0
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	570.5	—	—	349.2	221.3
Unfunded investments (2)	45.4	—	25.0	18.8	1.6

Total contractual obligations	$615.9	$—	$25.0	$368.0	$222.9

(1)	The annualized weighted average cost of debt as of March 31, 2015, excluding debt issuance costs, was 4.18% exclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of March 31, 2015, our maximum guaranty was $9.5 million. Based on SPH’s and the industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Recent Developments

On May 6, 2015, the Company announced a share repurchase plan to purchase common stock in the open market in an amount up to $35 million. Unless extended, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to qualify as a RIC and to not be subject to corporate-level tax on income, we are required, under Subchapter M of the Code, to distribute annually at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we may distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e. the excess, if any, of our capital gains over capital losses) for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or ordinary income to provide us with additional liquidity. As a RIC, we are generally not subject to tax on income and have elected to retain a portion of our calendar year income.

During the three and six months ended March 31, 2015, we declared to stockholders distributions of $0.28 and $0.56 per share, respectively, for total distributions of $21.0 million and $42.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.56 per share, respectively, for total distributions of $18.6 million and $37.3 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, our debt portfolio consisted of 68% variable-rate investments (including 61% with a LIBOR or prime floor) and 32% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ 552	$ 0.01
Up 2%	$ 7,979	$ 0.11
Up 3%	$ 15,405	$ 0.21
Up 4%	$ 22,831	$ 0.30

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 6, 2015	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)