Form 10-Q
period 2015-06-30
PENNANTPARK INVESTMENT CORP
filed 2015-08-05
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2015 was 74,259,698.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a Small Business Investment Company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refers collectively to our 2025 Notes and our 2019 Notes; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015 (unaudited)	September 30, 2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,097,132,390 and $1,171,573,359, respectively)	$1,066,250,974	$1,212,515,400
Non-controlled, affiliated investments (cost—$227,700,622 and $108,572,406, respectively)	177,468,538	67,847,521
Controlled, affiliated investments (cost—$78,155,160 and $38,708,555, respectively)	50,326,631	37,691,845

Total of investments (cost—$1,402,988,172 and $1,318,854,320, respectively)	1,294,046,143	1,318,054,766
Cash and cash equivalents (cost—$83,378,632 and $66,600,195, respectively)	83,328,972	66,518,682
Interest receivable	13,851,364	13,703,525
Deferred financing costs and other assets	13,658,761	13,550,224

Total assets	1,404,885,240	1,411,827,197

Liabilities
Distributions payable	20,792,715	21,026,015
Payable for investments purchased	47,623,030	4,432,500
Unfunded investments	—	15,607,059
Credit Facility payable (cost—$101,536,700 and $55,226,300, respectively) (See Notes 5 and 10)	98,565,960	53,497,620
2019 Notes payable (cost—$250,000,000) (See Notes 5 and 10)	250,160,000	251,350,250
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 10)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 10)	71,934,000	71,820,000
Management fee payable (See Note 3)	6,497,137	6,385,103
Performance-based incentive fee payable (See Note 3)	5,163,582	4,622,754
Interest payable on debt	6,200,201	1,962,264
Accrued other expenses	2,405,438	3,113,683

Total liabilities	659,342,063	583,817,248

Commitments and contingencies (See Note 11)
Net assets
Common stock, 74,259,698 and 75,092,911 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	74,260	75,093
Paid-in capital in excess of par value	844,475,225	852,465,375
Distributions in excess of net investment income	(12,420,260)	(11,802,580)
Accumulated net realized gain (loss) on investments	20,281,626	(11,655,302)
Net unrealized depreciation on investments	(108,994,414)	(881,067)
Net unrealized depreciation (appreciation) on debt	2,126,740	(191,570)

Total net assets	$745,543,177	$828,009,949

Total liabilities and net assets	$1,404,885,240	$1,411,827,197

Net asset value per share	$10.04	$11.03

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$31,722,226	$29,949,064	$101,811,852	$90,772,466
Other income	3,138,382	1,463,884	9,535,685	6,314,911
From non-controlled, affiliated investments:
Interest	4,263,709	1,456,621	7,000,896	4,174,234
Other income	159,437	—	159,437	—
From controlled, affiliated investments:
Interest	1,357,778	2,447,354	3,998,887	6,071,987
Other income	—	158,333	—	459,166

Total investment income	40,641,532	35,475,256	122,506,757	107,792,764

Expenses:
Base management fee (See Note 3)	6,497,136	6,131,963	20,093,624	17,906,316
Performance-based incentive fee (See Note 3)	5,163,582	5,370,391	15,556,767	14,866,434
Interest and expenses on debt (See Note 10)	6,616,779	5,034,567	19,699,606	14,707,313
Administrative services expenses (See Note 3)	855,313	930,809	2,562,033	2,771,359
Other general and administrative expenses	854,397	929,254	2,367,661	2,470,350

Expenses before taxes and debt issuance costs	19,987,207	18,396,984	60,279,691	52,721,772
Tax expense	—	32,000	—	40,548
Debt issuance costs (See Note 5)	—	3,850,000	—	3,850,000

Total expenses	19,987,207	22,278,984	60,279,691	56,612,320

Net investment income	20,654,325	13,196,272	62,227,066	51,180,444

Realized and unrealized (loss) gain on investments and debt:
Net realized gain on investments	13,820,350	23,267,131	31,936,928	28,955,815
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(24,919,481)	(8,997,766)	(102,855,290)	21,000,422
Controlled and non-controlled, affiliated investments	(5,260,674)	7,860,989	(5,258,057)	16,369,826
Debt depreciation (appreciation) (See Notes 5 and 10)	641,430	(3,377,315)	2,318,310	(5,421,092)

Net change in unrealized (depreciation) appreciation on investments and debt	(29,538,725)	(4,514,092)	(105,795,037)	31,949,156

Net realized and unrealized (loss) gain from investments and debt	(15,718,375)	18,753,039	(73,858,109)	60,904,971

Net increase (decrease) in net assets resulting from operations	$4,935,950	$31,949,311	$(11,631,043)	$112,085,415

Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.07	$0.48	$(0.16)	$1.68

Net investment income per common share	$0.28	$0.20	$0.83	$0.77

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Net increase in net assets from operations:
Net investment income	$62,227,066	$51,180,444
Net realized gain on investments	31,936,928	28,955,815
Net change in unrealized (depreciation) appreciation on investments	(108,113,347)	37,370,248
Net change in debt depreciation (appreciation)	2,318,310	(5,421,092)

Net (decrease) increase in net assets resulting from operations	(11,631,043)	112,085,415

Distributions to stockholders	(62,844,746)	(55,911,746)

Capital transactions:
Repurchase of common stock	(7,990,983)	—
Reinvestment of distributions	—	792,925

Net (decrease) increase in net assets resulting from capital transactions	(7,990,983)	792,925

Net (decrease) increase in net assets	(82,466,772)	56,966,594

Net assets:
Beginning of period	828,009,949	697,506,199

End of period	$745,543,177	$754,472,793

Distributions in excess of net investment income, at end of period	$(12,420,260)	$(9,406,519)

Capital share activity:
Shares of common stock repurchased	(833,213)	—

Shares issued from reinvestment of distributions	—	69,709

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(11,631,043)	$112,085,415
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in net unrealized depreciation (appreciation) on investments	108,113,347	(37,370,248)
Net change in unrealized (deprecation) appreciation on debt	(2,318,310)	5,421,092
Net realized gain on investments	(31,936,928)	(28,955,815)
Net accretion of discount and amortization of premium	(4,937,779)	(6,629,854)
Purchases of investments	(344,808,702)	(561,839,426)
Payment-in-kind income	(7,693,992)	(6,530,685)
Proceeds from dispositions of investments	289,545,505	534,400,443
Increase in interest receivable	(147,839)	(3,105,665)
Increase in deferred financing costs and other assets	(108,537)	(6,809,887)
Increase (decrease) in payable for investments purchased at cost	43,190,530	(52,544,704)
Increase in interest payable on debt	4,237,937	1,223,182
Increase in management fee payable	112,034	712,406
Increase in performance-based incentive fee payable	540,828	1,095,510
(Decrease) increase in accrued other expenses	(708,245)	400,618

Net cash provided (used) by operating activities	41,448,806	(48,447,618)

Cash flows from financing activities:
Repurchase of common stock (See Note 12)	(7,990,983)	—
Deferred financing costs	—	(750,000)
Distributions paid to stockholders	(63,078,045)	(55,099,303)
Borrowings under Credit Facility (See Note 10)	467,000,000	906,253,100
Repayments under Credit Facility (See Note 10)	(420,689,600)	(795,854,400)

Net cash (used) provided by financing activities	(24,758,628)	54,549,397

Net increase in cash equivalents	16,690,178	6,101,779
Effect of exchange rate changes on cash	120,112	(151,821)
Cash and cash equivalents, beginning of period	66,518,682	58,440,829

Cash and cash equivalents, end of period	$83,328,972	$64,390,787

Supplemental disclosure of cash flow information:
Interest paid	$15,048,316	$13,239,662

Taxes paid	$60,808	$8,166

Distributions reinvested	$—	$792,925

Conversions and non-cash exchanges	$19,765,183	$59,126,053

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—143.0% (1), (2)
First Lien Secured Debt—32.8%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		22,842,397	$22,210,159	$23,641,881
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.95%		L+1,175	(8)	37,460,272	36,835,688	38,369,016
AKA Diversified Holdings, Inc. (9)	04/02/2018	Retail	—		—		7,572,032	—	183,683
AKA Diversified Holdings, Inc. (Revolver) (9)	04/02/2018	Retail	—		—		4,371,469	—	106,047
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		20,133,275	19,852,796	20,007,442
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,488,750	4,428,067	4,488,750
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		25,500,000	25,245,063	25,245,000
Jackson Hewitt Tax Service Inc.	10/16/2017	Personal, Food and Miscellaneous Services	10.00%		L+850		7,084,822	7,084,802	7,049,398
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		21,783,793	21,455,510	20,565,089
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	5,064,180
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,132,799	13,110,000
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%		L+750		13,583,020	13,481,049	13,601,741
Robertshaw US Holding Corp. (Revolver)	06/18/2019	Electronics	9.00%		L+750		317,647	317,647	318,085
Robertshaw US Holding Corp. (Revolver) (9)	06/18/2019	Electronics	—		—		2,329,411	—	3,210
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,776,567	19,017,664	17,798,910
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.08%		L+1,050	(8)	24,884,965	39,491,803	39,070,899
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		15,609,501	15,329,605	15,595,595

Total First Lien Secured Debt								244,509,502	244,218,926

Second Lien Secured Debt—81.1%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700		15,300,000	14,007,150	13,750,875
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	22,796,500
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,313,198	15,471,015
Balboa Capital Corporation	03/04/2022	Financial Services	13.00%		—		9,500,000	9,314,299	9,405,000
Balboa Capital Corporation (9)	09/04/2016	Financial Services	—		—		9,500,000	—	—
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	12.25 (PIK 2.50	% %)	L+1,100		26,265,857	24,849,707	20,093,381
Foundation Building Materials, LLC	04/30/2019	Building Materials	12.00%		L+1,100		45,000,000	44,618,018	45,346,581
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.00 (PIK 1.00	% %)	L+1,200		33,025,394	32,481,464	33,355,647
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,009,942	40,837,500
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,162,484	4,162,486	1,165,496
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,450,435	34,277,404
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		48,765,129	48,274,438	48,765,129
KIK Custom Products Inc.	10/29/2019	Consumer Products	9.50%		L+825		9,500,000	9,378,418	9,500,000
Language Line, LLC	12/20/2016	Personal, Food and Miscellaneous Services	10.50%		L+875		41,812,500	41,527,711	41,603,438
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50	%(7)	—		11,875,000	11,649,448	10,271,937
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	11.75%		—		45,000,000	44,677,842	37,800,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,867,704	40,425,000
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	75,323,525
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		19,698,091	19,473,273	19,698,092
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,080,774	56,395,313
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		28,500,000	28,072,500	28,072,500

Total Second Lien Secured Debt								617,608,807	604,354,333

Subordinated Debt/Corporate Notes—20.6%
Affinion Group Holdings, Inc.	09/14/2018	Consumer Products	14.50 (PIK 14.50	% %)	—		38,591,964	34,708,706	21,225,580
Affinion Investments LLC	08/15/2018	Consumer Products	13.50%		—		15,096,000	15,096,000	6,642,240
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,810,714	8,911,498
Associated Materials, LLC	11/01/2017	Building Materials	9.13%		—		2,850,000	2,505,283	2,365,500
Cascade LP Holdings, LLC	08/20/2021	Environmental Services	12.00%		—		23,600,000	23,096,295	23,364,000
Cascade LP Holdings, LLC (9)	02/20/2017	Environmental Services	—		—		15,000,000	—	187,500
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00 (PIK 1.75	% %)	—		10,752,918	10,607,668	10,781,582
Energy & Exploration Partners, Inc. (5)	07/01/2019	Oil and Gas	8.00%		—		8,550,000	8,550,000	2,180,250
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—		15,000,000	14,818,644	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	12.00 (PIK 12.00	% %)	—		15,204,289	14,810,660	7,602,145
Randall-Reilly, LLC	04/15/2019	Other Media	12.50	%(7)	—		42,275,000	41,581,843	42,341,523
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,054,908	13,167,000

Total Subordinated Debt/Corporate Notes								187,640,721	153,768,818

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests—2.0% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$252,204
Alegeus Technologies Holdings Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	949	949,050	976,423
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	8.00%	—	76,357	765,307	3,538,695
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	38,179	—	—
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—	2,375	2,088,121	2,177,509
HW Holdco, LLC	—	Other Media	8.00%	—	3,591	—	24,177
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	8.00%	—	3,397	3,397,484	3,800,451
Ride Holdings, Inc.	—	Personal Transportation	8.00%	—	1,966,667	2,102,669	3,112,967
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,197	1,197,000	1,266,885

Total Preferred Equity/Partnership Interests						10,999,631	15,149,311

Common Equity/Partnership Interests/Warrants—6.5% (6)
A2Z Wireless Holdings, Inc. (f/k/a Z Wireless Holdings, Inc.)	—	Retail	—	—	1,736	445,500	2,581,037
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	2,279,347
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	196,444
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp. (Alegeus Technologies, LLC)	—	Financial Services	—	—	1	950	976
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	762,408
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
Cascade LP Holdings, LLC (11)	—	Environmental Services	—	—	23,600	2,360,000	2,659,507
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	3,274,270
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	—	—
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,505,000	1,505,000	1,891,483
CI (IHS) Investment Holdings, LLC	—	Healthcare, Education and Childcare	—	—	23,416	234,693	1,085,251
CI (IHS) Investment Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	11,708	—	—
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	—	1,085,113
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	3,520	171,601	171,601
HW Holdco, LLC	—	Other Media	—	—	388,378	—	2,312,692
J.A. Cosmetics US, Inc. (J.A. Cosmetics Holdings, Inc.)	—	Consumer Products	—	—	252	2,516	1,012,263
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	7,076,532
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	971,043
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—	—	1,000,000	1,000,000	795,927
Magnum Hunter Resources Corporation (Warrants) (13)	04/16/2016	Oil and Gas	—	—	122,192	182,498	1,222
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	5,146,588
New Gulf Resources, LLC (Warrants) (11)	05/09/2024	Oil and Gas	—	—	13,500	495,000	—
Patriot National, Inc. (Warrants)	11/27/2023	Insurance	—	—	123,129	238,049	1,641,310
Power Products Holdings, LLC, Class A Units (11)	—	Electronics	—	—	1,350,000	970,563	1,122,382
Power Products Holdings, LLC, Class B Units (11)	—	Electronics	—	—	150,000	150,000	1,471,390
Ride Group Parent, Inc.	—	Personal Transportation	—	—	1,870,331	148,998	148,998
Ride Holdings, Inc.	—	Personal Transportation	—	—	9,882	11,314	—
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330	133,000	371,192
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—	—	211,797	793,873	3,406,816
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	7,293,794

Total Common Equity/Partnership Interests/Warrants						36,373,729	48,759,586

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,097,132,390	1,066,250,974

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—23.8% (1), (2)
First Lien Secured Debt—14.1%
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	12.00%		L+1,000	75,000,000	$73,674,782	$66,000,000
RAM Energy LLC, Tranche B	07/20/2015	Energy and Utilities	15.00%		L+1,300	20,000,000	19,961,945	17,600,000
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	23,514,911	23,261,247	21,163,420

Total First Lien Secured Debt							116,897,974	104,763,420

Second Lien Secured Debt—1.2%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,217,303	9,127,448

Subordinated Debt/Corporate Notes—4.7%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	12,710,748	12,710,749	7,372,234
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,670,753	28,120,767

Total Subordinated Debt/Corporate Notes							40,381,502	35,493,001

Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—3.1% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc. (EnviroSolutions Real Property Holdings, Inc.)	—	Environmental Services	—		—	143,668	11,960,702	10,331,274
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc. (Service Champ, Inc.)	—	Auto Sector	—		—	16,800	2,721,600	5,123,212
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	7,376,154
RAM Energy LLC (11)	—	Energy and Utilities	—		—	1,891	827,922	—
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	—

Total Common Equity/Partnership Interests/Warrants							41,144,503	22,830,640

Total Investments in Non-Controlled, Affiliated Portfolio Companies							227,700,622	177,468,538

Investments in Controlled, Affiliated Portfolio Companies—6.8% (1), (2)
First Lien Secured Debt—4.4%
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	22,259,043	20,048,651	22,114,335
SuttonPark Holdings, Inc.	06/30/2020	Business Services	14.00	%(7)	—	10,050,000	10,050,000	10,322,415

Total First Lien Secured Debt							30,098,651	32,436,750

Second Lien Secured Debt—(0.2)%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	2,633,578	2,633,578	—
Superior Digital Displays, LLC (9)	07/01/2019	Media	—		—	1,775,000	—	(1,775,000)

Total Second Lien Secured Debt							2,633,578	(1,775,000)

Subordinated Debt/Corporate Notes—0.3%
SuttonPark Holdings, Inc.	6/30/2020	Business Services	14.00	%(7)	—	2,450,000	2,450,000	2,186,802

Preferred Equity—1.4% (6)
Superior Digital Display Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	15.00%		—	37,046	5,000,000	—
SuttonPark Holdings, Inc.	—	Business Services	14.00%		—	11,000	11,000,000	10,990,782

Total Preferred Equity							16,000,000	10,990,782

Common Equity—0.9% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	6,487,297
Superior Digital Displays Holdings, Inc. (Superior Digital Displays, LLC)	—	Media	—		—	11,100	2,211,000	—
SuttonPark Holdings, Inc.	—	Business Services	—		—	100	100	—

Total Common Equity							26,972,931	6,487,297

Total Investments in Controlled, Affiliated Portfolio Companies							78,155,160	50,326,631

Total Investments—173.6%							1,402,988,172	1,294,046,143

Cash and Cash Equivalents—11.2%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							3,320,678	3,320,678
BNY Mellon Cash Reserve and Cash							80,057,954	80,008,294

Total Cash and Cash Equivalents							83,378,632	83,328,972

Total Investments and Cash Equivalents—184.8%							$1,486,366,804	$1,377,375,115

Liabilities in Excess of Other Assets—(84.8%)								(631,831,938)
Net Assets—100.0%								$745,543,177

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2015

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

1. ORGANIZATION

PennantPark Investment was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured loans, mezzanine debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” Our 2025 Notes trade on the New York Stock Exchange, or the NYSE, under the symbol “PNTA.”

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

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. The Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

JUNE 30, 2015

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

(c)   Income Taxes

We have complied with the requirements of Subchapter M of the Code and expect to be subject to taxation as a RIC. As a result, we account for income taxes using the asset liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon PennantPark Investment’s qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income. We accrued no excise taxes for either of the three or nine month periods ended June 30, 2015 or 2014.

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

JUNE 30, 2015

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

(g)   Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded investments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2015, the Investment Adviser earned base management fees of $6.5 million and $20.1 million, respectively, from us. For the three and nine months ended June 30, 2014, the Investment Adviser earned base management fees of $6.1 million and $17.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees other than fees for providing managerial assistance, such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $5.2 million and $15.6 million, respectively, from us. For the three and nine months ended June 30, 2014, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $3.7 million and $13.2 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2015 and 2014, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2015, the Investment Adviser did not accrue an incentive fee on unrealized and realized capital gains as calculated under GAAP. For each of the three and nine months ended June 30, 2014, the Investment Adviser accrued an incentive fee on unrealized and realized capital gains as calculated under GAAP of $1.7 million.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statement of Operations. For the three and nine months ended June 30, 2015, the Investment Adviser was reimbursed $0.7 million and $3.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2014, the Investment Adviser was reimbursed $0.6 million and $2.7 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PennantPark Investment has entered into an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment through the Administrator furnishes SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performs or oversees the performance of SPH’s required administrative services, which include, among other things, maintaining financial records, preparing financial reports and filing tax returns. Payments under the SPH Administration Agreement are equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his staff. For the three and nine months ended June 30, 2015, PennantPark Investment was reimbursed $0.1 million and $0.4 million, respectively, for the services described above. For the three and nine months ended June 30, 2014, PennantPark Investment was reimbursed $0.1 million and $0.4 million, respectively, for the services described above.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2015 totaled $115.7 million and $352.5 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $193.7 million and $568.4 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2015 totaled $107.0 million and $289.5 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $273.6 million and $534.4 million, respectively.

Investments and cash equivalents consisted of the following:

	June 30, 2015		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$391,506,127	$381,419,096	$453,835,589	$465,593,894
Second lien	629,459,688	611,706,781	489,813,322	493,360,024
Subordinated debt / corporate notes	230,472,223	191,448,621	250,905,632	247,146,967
Equity and partnership interests	151,550,134	109,471,645	124,299,777	111,953,881

Total investments	1,402,988,172	1,294,046,143	1,318,854,320	1,318,054,766
Cash and cash equivalents	83,378,632	83,328,972	66,600,195	66,518,682

Total investments, cash and cash equivalents	$1,486,366,804	$1,377,375,115	$1,385,454,515	$1,384,573,448

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2015	September 30, 2014
Personal, Food and Miscellaneous Services	12%	9%
Hotels, Motels, Inns and Gaming	11	3
Buildings Materials	8	6
Consumer Products	8	9
Oil and Gas	8	9
Business Services	7	8
Energy and Utilities	6	8
Distribution	4	2
Environmental Services	4	2
Auto Sector	3	4
Buildings and Real Estate	3	3
Financial Services	3	2
Media	3	3
Other Media	3	3
Retail	3	4
Chemicals, Plastics and Rubber	2	2
Communications	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Electronics	2	6
Healthcare, Education and Childcare	1	4
Insurance	—	5
Other	5	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in one reclassification from Level 2 to 3 and one reclassification from Level 3 to 2 during the nine months ended June 30, 2015 and no reclassification of assets between levels during the nine months ended June 30, 2014.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$313,534,495	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	864,397,763	Market Comparable	Market Yield	3.0% – 40.0% (13.8%)
Equity investments	2,475,791	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	105,353,322	Enterprise Market Value	EBITDA multiple	3.4x – 16.3x (8.7x)

Total Level 3 investments	$1,285,761,371

Long-Term Credit Facility	$98,565,960	Market Comparable	Market Yield	4.0%

2019 Notes	$250,160,000	Market Comparable	Broker/Dealer bid quotes	N/A

Asset Category	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$480,344,879	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	681,131,020	Market Comparable	Market Yield	9.7% – 21.3% (13.2%)
Equity investments	12,163,865	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	99,698,372	Enterprise Market Value	EBITDA multiple	3.3x – 14.0x (8.8x)

Total Level 3 investments	$1,273,338,136

Long-Term Credit Facility	$53,497,620	Market Comparable	Market Yield	4.1%

2019 Notes	$251,350,250	Market Comparable	Broker/Dealer bid quotes	N/A

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,184,574,498	$—	$6,642,240	$1,177,932,258
Equity investments	109,471,645	—	1,642,532	107,829,113

Total investments	1,294,046,143	—	8,284,772	1,285,761,371
Cash and cash equivalents	83,328,972	83,328,972	—	—

Total investments, cash and cash equivalents	$1,377,375,115	$83,328,972	$8,284,772	$1,285,761,371

Long-Term Credit Facility	$98,565,960	$—	$—	$98,565,960
2019 Notes	250,160,000	—	—	250,160,000
2025 Notes	71,934,000	71,934,000	—	—

Total debt	$420,659,960	$71,934,000	$—	$348,725,960

	Fair Value at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,206,100,885	$—	$44,624,986	$1,161,475,899
Equity investments	111,953,881	—	91,644	111,862,237

Total investments	1,318,054,766	—	44,716,630	1,273,338,136
Cash and cash equivalents	66,518,682	66,518,682	—	—

Total investments, cash and cash equivalents	$1,384,573,448	$66,518,682	$44,716,630	$1,273,338,136

Long-Term Credit Facility	$53,497,620	$—	$—	$53,497,620
2019 Notes	251,350,250	—	—	251,350,250
2025 Notes	71,820,000	71,820,000	—	—

Total debt	$376,667,870	$71,820,000	$—	$304,847,870

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized gains	2,962,343	28,883,600	31,845,943
Net unrealized depreciation	(69,360,865)	(30,048,498)	(99,409,363)
Purchases, PIK interest, net discount accretion and non-cash exchanges	302,313,341	39,307,424	341,620,765
Sales, repayments and non-cash exchanges	(248,604,839)	(40,940,666)	(289,545,505)
Transfers in/out of Level 3	29,146,379	(1,234,984)	27,911,395

Ending Balance	$1,177,932,258	$107,829,113	$1,285,761,371

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(66,210,579)	$(16,287,835)	$(82,498,414)

	Nine Months Ended June 30, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Net realized gains	18,101,010	3,875,493	21,976,503
Net unrealized appreciation	470,447	23,854,264	24,324,711
Purchases, PIK interest, net discount accretion and non-cash exchanges	554,355,726	23,424,660	577,780,386
Sales, repayments and non-cash exchanges	(457,401,305)	(42,682,440)	(500,083,745)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,030,940,293	$119,395,728	$1,150,336,021

Net change in unrealized appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$12,355,525	$(9,463,794)	$2,891,731

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
Long-Term Credit Facility and 2019 Notes	Nine Months Ended June 30,
	2015	2014
Beginning Balance (cost – $305,226,300 and $117,500,000, respectively)	$304,847,870	$117,500,000
Net change in unrealized (depreciation) appreciation included in earnings	(2,432,310)	1,288,592
Borrowings (1)	249,000,000	591,053,100
Repayments (1)	(228,689,600)	(452,654,400)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $325,536,700 and $255,898,700, respectively)	$322,725,960	$257,187,292
Temporary draws outstanding, at cost	26,000,000	—

Ending Balance (cost – $351,536,700 and $255,898,700, respectively)	$348,725,960	$257,187,292

(1)	Excludes temporary draws.

As of June 30, 2015, we had outstanding non-U.S. dollar borrowings on our Credit Facility denominated in British Pounds. Net unrealized depreciation on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Unrealized Depreciation
British Pound	£29,000,000	$48,536,700	$45,565,960	July 1, 2015	$(2,970,740)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $0.6 million and $2.3 million, respectively. For the three and nine months ended June 30, 2014, our Credit Facility and our Notes had a net change in unrealized appreciation of $3.4 million and $5.4 million, respectively. As of June 30, 2015 and September 30, 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $2.1 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2015 were as follows:

Name of Investment	Fair Value at September 30, 2014 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at June 30, 2015 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC) (3)	$—	$—	$(223,148)	$—	$6,487,297	$—
Superior Digital Displays Holdings, Inc.	21,210,823	9,109,043	(4,000,000)	2,734,220	22,114,335	—
SuttonPark Holdings, Inc.	14,000,000	9,500,000	—	1,264,667	23,499,999	—
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	11,283,172	1,078,612	—	475,754	7,372,234	—
EnviroSolutions Holdings, Inc.	21,268,379	—	—	688,131	19,458,722	—
NCP-Performance, L.P.	—	—	—	—	—	—
PAS International Holdings, Inc.	1,650,729	—	—	—	12,630,183	—
RAM Energy LLC (4)	—	—	—	3,292,216	83,600,000	—
Service Champ, Inc.	33,645,241	—	—	2,704,232	33,243,979	—
TRAK Acquisition Corp. (5)	—	—	—	—	21,163,420	—

Total Controlled and Non-Controlled Affiliates	$103,058,344	$19,687,655	$(4,223,148)	$11,159,220	$229,570,170	$—

(1)	Excluding delayed draws investments.
(2)	Includes PIK.
(3)	Became a controlled affiliate during the three months ended March 31, 2015.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2015.
(5)	Became a non-controlled affiliate during the three months ended June 30, 2015.

7.	CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator for net increase in net assets resulting from operations	$4,935,950	$31,949,311	$(11,631,043)	$112,085,415
Denominator for basic and diluted weighted average shares	74,779,503	66,569,036	74,988,442	66,561,520
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.07	$0.48	$(0.16)	$1.68

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2015 and September 30, 2014, our cash and cash equivalents consisted of $83.3 million and $66.5 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$11.03	$10.49
Net investment income (1)	0.83	0.77
Net realized and unrealized (loss) gain (1)	(0.99)	0.91

Net (decrease) increase in net assets resulting from operations (1)	(0.16)	1.68
Distributions to stockholders (1), (2)	(0.84)	(0.84)
Repurchase of common stock (1)	0.01	—

Net asset value, end of period	$10.04	$11.33

Per share market value, end of period	$8.78	$11.46

Total return* (3)	(17.07)%	9.30%
Shares outstanding at end of period	74,259,698	66,569,036

Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.83%	6.90%
Ratio of interest and expenses on debt to average net assets	3.32%	3.19%

Ratio of total expenses to average net assets	10.15%	10.09%
Ratio of net investment income to average net assets	10.47%	9.45%
Net assets at end of period	$745,543,177	$754,472,793

Weighted average debt outstanding (5)	$577,509,319	$498,062,949

Weighted average debt per share (1), (5)	$7.70	$7.48
Asset coverage per unit (6)	$2,772	$3,288
Portfolio turnover ratio	29.74%	59.31%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes debt related costs.

(5)	Includes SBA debentures outstanding.

(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the nine months ended June 30, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.55% and 3.94%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2015 and September 30, 2014, there was $101.5 million and $55.2 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.17% and 2.80%, exclusive of the fee on undrawn commitments of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2015

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225 million in the aggregate.

As of June 30, 2015 and September 30, 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of June 30, 2015 and September 30, 2014 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2015, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of June 30, 2015 and September 30, 2014, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility.

2025 Notes

As of June 30, 2015 and September 30, 2014, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedule of Investments. As of June 30, 2015 and September 30, 2014, we had $41.7 million and $15.3 million, respectively, in commitments to fund various revolving and delayed draw investments.

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of June 30, 2015, our maximum guaranty was $9.5 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

12. STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the three and nine months ended June 30, 2015, we repurchased 833,213 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $8.0 million. During the three and nine months ended June 30, 2014, we did not make any repurchases of our common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the “Company”), including the consolidated schedule of investments, as of June 30, 2015, the consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014, and the consolidated statements of changes in net assets and cash flows for the nine months ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2015

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured loans or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing costs on financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2015, our portfolio totaled $1,294.0 million and consisted of $381.4 million of senior secured loans, $611.7 million of second lien secured debt, $191.4 million of subordinated debt and $109.5 million of preferred and common equity. Our debt portfolio consisted of 71% variable-rate investments (including 65% with a LIBOR or prime floor) and 29% fixed-rate investments. Overall, the portfolio had net unrealized depreciation of $109.0 million. As of June 30, 2015, we had two non-accrual debt investments, representing 1.2% of our overall portfolio on a cost basis. Our overall portfolio consisted of 64 companies with an average investment size of $20.2 million, had a weighted average yield on debt investments of 12.4% and was invested 30% in senior secured loans, 47% in second lien secured debt, 15% in subordinated debt and 8% in preferred and common equity.

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

For the three months ended June 30, 2015, we invested $113.3 million in three new and nine existing portfolio companies with a weighted average yield on debt investments of 10.8%. Sales and repayments of investments for the three months ended June 30, 2015 totaled $107.0 million. For the nine months ended June 30, 2015, we invested $344.8 million in eight new and 22 existing portfolio companies with a weighted average yield on debt investments of 12.1%. Sales and repayments of investments for the nine months ended June 30, 2015 totaled $289.5 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $0.6 million and $2.3 million, respectively. For the three and nine months ended June 30, 2014, our Credit Facility and our Notes had a net change in unrealized appreciation of $3.4 million and $5.4 million, respectively. As of June 30, 2015 and September 30, 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $2.1 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2015 and 2014.

Investment Income

Investment income for the three and nine months ended June 30, 2015 was $40.6 million and $122.5 million, respectively, and was attributable to $12.3 million and $42.6 million from senior secured loans, $19.5 million and $54.1 million from second lien secured debt, $7.2 million and $23.5 million from subordinated debt, and $1.6 million and $2.3 million from preferred and common equity, respectively. This compares to investment income for the three and nine months ended June 30, 2014, which was $35.5 million and $107.8 million, respectively, and was attributable to $9.8 million and $30.0 million from senior secured loans, $13.3 million and $39.9 million from second lien secured debt, $11.6 million and $35.7 million from subordinated debt, and $0.8 million and $2.2 million from preferred and common equity, respectively. The increase in investment income compared with the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2015 totaled $20.0 million and $60.3 million, respectively. Base management fee for the same periods totaled $6.5 million and $20.1 million, incentive fee totaled $5.2 million and $15.6 million, debt related interest and expenses totaled $6.6 million and $19.7 million and general and administrative expenses totaled $1.7 million and $4.9 million, respectively. This compares to expenses for the three and nine months ended June 30, 2014, which totaled $22.3 million and $56.6 million, respectively. Base management fee for the same periods totaled $6.1 million and $17.9 million, incentive fee totaled $5.4 million and $14.9 million (including $1.6 million on net realized gains accrued but not payable), debt related interest and expenses totaled $8.9 million and $18.6 million (including $3.9 million of Credit Facility debt issuance costs) and general and administrative expenses totaled $1.9 million and $5.2 million, respectively. The decrease in expenses for the three months ended June 30, 2015 as compared to the same period in the prior year is due to the absence of debt issuance costs in the current period, whereas, the increase in expenses for the nine months ended June 30, 2015 as compared with the same period in the prior year was primarily due to increased borrowing costs and the growth of our portfolio.

Net Investment Income

Net investment income totaled $20.7 million and $62.2 million, or $0.28 and $0.83 per share, for the three and nine months ended June 30, 2015, respectively. Net investment income totaled $13.2 million and $51.2 million, or $0.20 and $0.77 per share, for the three and nine months ended June 30, 2014, respectively. The increase in net investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio and lower amendment costs offset by higher financing costs.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2015 totaled $107.0 million and $289.5 million, respectively, and realized gains totaled $13.8 million and $31.9 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2014 totaled $273.6 million and $534.4 million, respectively, and realized gains totaled $23.3 million and $29.0 million, respectively. The decrease in realized gains for the three months ended June 30, 2015 as compared to the same period in the prior year was driven by fewer exits of our portfolio companies, whereas the increase in realized gains for the nine months ended June 30, 2015 as compared with the same period in the prior year was primarily due to the improved merger and acquisition environment and a higher volume of sales and repayments.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three and nine months ended June 30, 2015, we reported net unrealized depreciation on investments of $30.2 million and $108.1 million, respectively. For the three and nine months ended June 30, 2014, we reported a net unrealized (depreciation) appreciation on investments of $(1.1) million and $37.4 million, respectively. As of June 30, 2015 and September 30, 2014, our net unrealized depreciation on investments totaled $109.0 million and $0.9 million, respectively. The decrease in value compared with the same periods in the prior year was the result of the overall variation in the leveraged finance markets and specifically, for energy related companies.

For the three and nine months ended June 30, 2015, we reported net unrealized depreciation on our Credit Facility and our Notes of $0.6 million and $2.3 million, respectively. For the three and nine months ended June 30, 2014, we reported a net unrealized (appreciation) on our Credit Facility and 2025 Notes of $(3.4) million and $(5.4) million, respectively. The change compared with the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $4.9 million and $(11.6) million, or $0.07 and $(0.16) per share, for the three and nine months ended June 30, 2015, respectively. This compares to a net change in net assets resulting from operations of $31.9 million and $112.1 million, or $0.48 and $1.68 per share, for the three and nine months ended June 30, 2014, respectively. The decrease in the net change in net assets from operations compared with the same periods in the prior year reflects the change in portfolio investment values during the reporting periods.

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

We have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2015 and September 30, 2014, there was $101.5 million and $55.2 million, respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 3.17% and 2.80%, respectively, exclusive of the fee on undrawn commitments of 0.375%. The annualized weighted average cost of debt for the nine months ended June 30, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.55% and 3.94%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of June 30, 2015 and September 30, 2014, we had $443.5 million and $489.8 million of unused borrowing capacity, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of June 30, 2015, we were in compliance with the terms of our Credit Facility.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes. For each of the nine month periods ended June 30, 2015 and 2014, we did not issue shares of common stock in connection with an equity offering. Any decision to sell shares below the then current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of June 30, 2015 and September 30, 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of June 30, 2015 and September 30, 2014 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2015, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of June 30, 2015 and September 30, 2014, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At June 30, 2015 and September 30, 2014, we had cash and cash equivalents of $83.3 million and $66.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $41.4 million for the nine months ended June 30, 2015, primarily for net purchases of investments. Our financing activities used cash of $24.8 million for the same period, primarily to repay certain amounts under our Credit Facility.

Our operating activities used cash of $48.4 million for the nine months ended June 30, 2014, primarily for net purchases of investments. Our financing activities provided cash of $54.5 million for the same period, primarily from net borrowings under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2015, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$101.5	$—	$—	$101.5	$—
SBA debentures	150.0	—	—	—	150.0
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	572.8	—	—	351.5	221.3
Unfunded investments (2)	41.7	—	36.0	4.1	1.6

Total contractual obligations	$614.5	$—	$36.0	$355.6	$222.9

(1)	The annualized weighted average cost of debt as of June 30, 2015, excluding debt issuance costs, was 4.27% exclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments.

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

We, in the ordinary course of business, have guaranteed certain obligations of SPH. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of June 30, 2015, our maximum guaranty was $9.5 million. Based on SPH’s and the industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

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

During the three and nine months ended June 30, 2015, we declared to stockholders distributions of $0.28 and $0.84 per share, respectively, for total distributions of $20.8 million and $62.8 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $18.6 million and $55.9 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the three and nine months ended June 30, 2015, we repurchased 833,213 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $8.0 million. During the three and nine months ended June 30, 2014, we did not make any repurchases of our common stock.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, our debt portfolio consisted of 71% variable-rate investments (including 65% with a LIBOR or prime floor) and 29% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates.

Assuming that the most recent statement of assets and liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ 807	$ 0.01
Up 2%	$ 8,913	$ 0.12
Up 3%	$ 17,019	$ 0.23
Up 4%	$ 25,125	$ 0.34

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase plan are as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2015 through June 30, 2015	833,213	$9.59	833,213	(1)	$27.0

Total	833,213		833,213		$27.0

(1)	On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35.0 million of our outstanding common stock. Unless extended by our board of directors, the program will expire on the earlier of May 6, 2016 and the repurchase of $35.0 million of common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 13, 2013).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 5, 2015	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 5, 2015	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)