Form 10-K
period 2015-09-30
PENNANTPARK INVESTMENT CORP
filed 2015-11-10
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2015 based on the closing price on that date of $9.05 on the NASDAQ Global Select Market was approximately $669 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 72,966,043 shares of the Registrant’s common stock outstanding as of November 10, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; and “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company licensed by the SBA; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refers collectively to our 2025 Notes and 2019 Notes; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; and “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Investment Corporation

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily made to U.S. middle-market companies in the form of senior secured debt, mezzanine debt and equity investments.

We believe middle-market companies offer attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured debt, mezzanine debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Our debt investments may generally range in maturity from three to ten years and, are made to U.S. and to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised approximately $2.6 billion in debt and equity capital and has invested $4.8 billion in 385 companies with over 150 different financial sponsors through its managed funds.

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

•	We believe middle-market companies have faced difficulty in raising debt through the capital markets. Many middle-market companies look to raise funds by issuing high-yield bonds. We believe this approach to financing becomes difficult at times when institutional investors seek to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities from time to time.

•	We believe middle-market companies have faced difficulty raising debt in private markets. From time to time, banks, finance companies, hedge funds and collateralized loan obligation, or CLO, funds have withdrawn, and may again withdraw, capital from the middle-market, resulting in opportunities for alternative funding sources.

•	We believe that credit market dislocation for middle-market companies improves the risk-reward on our investments. From time to time, market participants have reduced lending to middle-market and non-investment grade borrowers. As a result, there is less competition in our market, more conservative capital structures, higher yields and stronger covenants.

•	We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with senior secured debt and/or mezzanine debt provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors.

•	We believe there is a substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and from time to time the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with lack of demand offers attractive risk-reward to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a)  Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 25 years of experience in senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this extensive experience and history has resulted in a strong reputation across the capital markets.

Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. Specialized due diligence, underwriting capabilities and more extensive ongoing monitoring are required by the lenders.

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

c)  Ability to Source and Evaluate Transactions through our Investment Adviser’s Research Capability and Established Network

The management team of our Investment Adviser has long-term relationships with financial sponsors, management consultants and management teams that we believe enable us to evaluate investment opportunities effectively in numerous industries, as well as provide us access to substantial information concerning those industries. We identify potential investments both through active origination and through dialogue with numerous financial sponsors, management teams, members of the financial community and corporate partners with whom the professionals of our Investment Adviser have long-term relationships.

d)  Flexible Transaction Structuring

We are flexible in structuring investments and tailor investments to meet the needs of a portfolio company while also generating attractive risk-adjusted returns. We can invest in all parts of a capital structure and our Investment Adviser has extensive experience in a wide variety of securities for leveraged companies throughout economic and market cycles.

Our Investment Adviser seeks to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, we seek to invest in companies that we believe can generate consistent positive risk-adjusted returns.

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

Leverage

We maintain a multi-currency $545 million Credit Facility, which matures in June 2019, and is secured by substantially all of our investment portfolio assets (excluding the assets of our SBIC Funds), under which we had $136.9 million (including a $30.0 million temporary draw) and $55.2 million of debt outstanding with a weighted average interest rate of 3.07% and 2.80% as of September 30, 2015 and 2014, respectively, excluding undrawn commitment fees. Pricing of borrowings under our current Credit Facility is set at 225 basis points over the London Interbank Offered Rate, or LIBOR. As of September 30, 2015 and 2014, we had $408.1 million and $489.8 million, respectively, available to us under our Credit Facility subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 60% and 80% of our net assets.

As of September 30, 2015 and 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period with a weighted average interest rate of 3.70%, exclusive of 3.43% of upfront fees (4.04% inclusive of the upfront fees). The SBA debentures mature between September 2020 and September 2021. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC LP and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2015 and 2014, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes accrues at a rate of 4.50% per year and is paid semi-annually. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

As of September 30, 2015 and 2014, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes accrues at a rate of 6.25% per year and is paid quarterly. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Investment Policy Overview

We seek to create a diversified portfolio that includes senior secured debt, mezzanine debt and, to a lesser extent, equity by targeting an investment size of $10 million to $50 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of senior secured debt, mezzanine debt and, to a lesser extent, equity investments in qualifying assets such as private, or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or have a market capitalization of greater than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. Moreover, we may acquire investments in the secondary market. See “Regulation—Qualifying Assets” and “Investment Selection Criteria” for more information.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our securities. Nevertheless, the effects of changes to our operating policies and strategies may adversely affect our business, our ability to make distributions and the value of our securities.

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

Mezzanine Debt

Structurally, mezzanine debt (which we define to include second lien secured debt and subordinated debt) usually ranks subordinate in priority of payment to senior secured debt. Our second lien secured debt is subordinated debt that benefits from a security interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. Mezzanine debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to senior secured debt, mezzanine debt generally earns a higher return than senior secured debt. In many cases, mezzanine investors receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

a)  Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages, for example, in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

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

Due Diligence

We believe it is critical to conduct extensive due diligence in evaluating new investment targets. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from our Investment Adviser’s experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

Our due diligence may include:

•	review of historical and prospective financial information;

•	research relating to the portfolio company’s management, industry, markets, products and services and competitors;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	on-site visits;

•	review of loan documents; and

•	background checks.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent auditors prior to the closing of the investment, as well as other outside advisers, as appropriate.

Upon the completion of due diligence in a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. Rather, they are employees of and receive compensation from our Investment Adviser.

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

We expect our senior secured debt to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first priority liens on the assets of a portfolio company.

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

We expect to hold most of our investments to maturity or repayment, but we may exit certain investments earlier when a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over investments to better position the portfolio in light of market conditions.

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

The Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to a portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of periodic financial statements and financial projections for portfolio companies.

The Investment Adviser monitors credit risk of each portfolio company regularly with a goal toward identifying early, and when able and appropriate, exiting investments with potential credit problems. This monitoring process may include reviewing: (1) a portfolio company’s financial resources and operating history; (2) comparing a portfolio company’s current operating results with the Investment Adviser’s initial thesis for the investment and its expectations for the performance of the investment; (3) a portfolio company’s sensitivity to economic conditions; (4) the performance of a portfolio company’s management; (5) a portfolio company’s debt maturities and capital requirements; (6) a portfolio company’s interest and asset coverage; and (7) the relative value of an investment based on a portfolio company’s anticipated cash flow.

Managerial Assistance

We offer managerial assistance to our portfolio companies. As a BDC, we are required to make available such managerial assistance within the meaning of Section 55 of the 1940 Act. See “Regulation” for more information.

Staffing

We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses.

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

Our Portfolio

Our principal investment focus is to provide senior secured debt and mezzanine debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

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

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2015	Portfolio Company	2014
Foundation Building Materials, LLC	7%	RAM Energy LLC	8%
Parq Holdings Limited Partnership	6	Foundation Building Materials, LLC	6
RAM Energy LLC	6	New Gulf Resources, LLC	5
Pre-Paid Legal Services, Inc.	5	Pre-Paid Legal Services, Inc.	5
Affinion Group Holdings, Inc.	4	Affinion Group Holdings, Inc.	4
AKA Diversified Holdings, Inc.	4	AKA Diversified Holdings, Inc.	4
Jacobs Entertainment, Inc.	4	Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.)	4
Language Line, LLC	3	J.A. Cosmetics Holdings, Inc.	3
Novitex Acquisition, LLC	3	Trust Inns Limited	3
Randall-Reilly, LLC	3	Novitex Acquisition, LLC	3

Industry	2015	Industry	2014
Hotels, Motels, Inns and Gaming	14%	Consumer Products	9%
Personal, Food and Miscellaneous Services	11	Oil and Gas	9
Building Materials	9	Personal, Food and Miscellaneous Services	9
Consumer Products	8	Business Services	8
Business Services	6	Energy/Utilities	8
Energy/Utilities	6	Building Materials	6
Oil and Gas	6	Electronics	6
Distribution	4	Insurance	5
Environmental Services	4	Auto Sector	4
Retail	4	Healthcare, Education and Childcare	4

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as certain of the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Floating Rate Capital Ltd., a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. The Investment Adviser will allocate investment opportunities in a fair and equitable manner consistent with our allocation policy, and we have received exemptive relief with respect to certain co-investment transactions. Where co-investment is unavailable or inappropriate, the Investment Adviser will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. We may also co-invest in the future on a concurrent basis with our affiliates, subject to compliance with applicable regulations, our trade allocation procedures and, if applicable, the terms of our exemptive relief.

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

PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their respective investment management agreements. Such investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, the Investment Adviser:

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

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from PennantPark Investment, consisting of two components—a base management fee and an incentive fee or, collectively, Management Fees.

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned base management fees of $26.7 million, $24.3 million and $21.3 million, respectively, from us.

The following is a hypothetical example of the calculation of average adjusted gross assets:

Gross assets as of December 31, 20XX = $160 million

U.S. Treasury bills and temporary draws on credit facilities as of December 31, 20XX = $10 million

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX and December 31, 20XX, which are the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter = ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.1875% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter, once the hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Net Fee Investment Income thereafter is allocated to our Investment Adviser. These calculations are prorated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned $20.6 million, $17.8 million and $16.8 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2015, 2014 and 2013, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and therefore resulted in no accrual for capital gains incentive fees under GAAP.

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

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle; therefore, there is no incentive fee.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2015. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2016. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, amongst other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. For providing these services, facilities and personnel, we reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of the compensation and related expenses for our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2015, 2014 and 2013, the Investment Adviser was reimbursed $3.3 million, $3.0 million and $2.9 million, respectively, from us, including expenses it incurred on behalf of the Administrator for the services described above.

PennantPark Investment was party to an administration agreement with its controlled affiliate, SuttonPark Holdings, Inc. and its subsidiaries, or SPH. Under the administration agreement with SPH, or the SPH Administration Agreement, PennantPark Investment, through the Administrator, furnished SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performed or oversaw the performance of SPH’s required administrative services, which included, among other duties, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement were equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his respective staff. For the fiscal years ended September 30, 2015, 2014 and 2013, PennantPark Investment was reimbursed $0.5 million, $0.5 million and $0.4 million, respectively, from SPH, including expenses it incurred on behalf of the Administrator for the services described above. In connection with the sale of SPH in September 2015, the SPH Administration Agreement was terminated.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2016. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

REGULATION

Business Development Company and Regulated Investment Company Regulations

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

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator may provide assistance to controlled affiliates.

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

Election to be Taxed as a RIC

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends to our stockholders of an amount at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute in respect of each calendar year dividends to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and be subject to excise tax on such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gains we distribute as distributions to stockholders. In addition, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold a debt instrument that is treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income in the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to continue to qualify as a RIC.

Gain or loss realized by us from equity securities and warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy our distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt instruments and other senior securities are outstanding unless certain asset coverage requirements are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that taxable year on all of our taxable income at regular corporate rates, regardless of whether we make any dividend distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Taxed as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be subject to tax as a RIC in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next ten taxable years.

SBA Regulations

Our SBIC Funds are licensed under the SBA as SBICs under Section 301(c) of the 1958 Act. SBIC LP and SBIC II received their licenses in 2010 and 2013, respectively.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, our SBIC Funds are subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, and required capitalization thresholds among other regulations. Furthermore, our SBIC Funds are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP pursuant to SBA accounting standards and financial reporting requirements for SBICs. For example, SBIC LP does not use fair value accounting on its assets or liabilities under SBA valuation guidelines. If either of our SBIC Funds fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC Funds from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us.

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

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that an SBIC may borrow to a maximum of $150.0 million, which is up to twice its regulatory capital, and a maximum of $225.0 million as part of a group of SBICs under common control.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, our Notes, or any securities we may issue, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

We could be subject to reduced availability and/or mandatory prepayments under our Credit Facility, our Notes and SBA debentures.

In addition to the applicable asset coverage ratio that restricts our ability to borrow the Credit Facility and the indenture governing our Notes contain various covenants which, if not complied with, could accelerate repayment under the Credit Facility and our Notes, which could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by our SBIC Funds. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of stockholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the values of our portfolio companies.

In addition to the Credit Facility, we have issued our Notes and SBIC LP has issued SBA debentures that require us and SBIC LP to generate sufficient cash flow to make required interest payments. Further, SBIC LP must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of SBIC LP.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility and our Notes.

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

We make long-term loans and debt investments, which may involve a high degree of repayment risk. Our investments with a deferred interest feature, such as OID income, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. We invest in companies that may have limited financial resources, typically are highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

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

If the fair value of our portfolio companies reflects future realized losses, this could ultimately result in reductions of our income available for distribution in future periods and could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock and our Notes.

We may be the target of securities litigation.

If the trading price of our stock and our Notes fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our Investment Adviser’s key personnel for our future success, and if our Investment Adviser is unable to hire and retain qualified personnel or if our Investment Adviser loses any member of its management team, our ability to achieve our investment objectives could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Investment Adviser for our future success. We also depend, to a significant extent, on PennantPark Investment Advisers’ access to the investment information and deal flow generated by these senior investment professionals and any others that may be hired by PennantPark Investment Advisers. Subject to the overall supervision of our board of directors, the managers of our Investment Adviser evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of management personnel of our Investment Adviser. The departure of managers of PennantPark Investment Advisers could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that PennantPark Investment Advisers will remain our Investment Adviser. The Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments once the interest rate exceeds the applicable floor. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle and may result in a substantial increase of the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on our Credit Facility, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any current or future employees will contribute effectively to the work of, or remain associated with, the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We have operated and continue to operate so as to maintain our election to be taxed as a RIC under Subchapter M of the Code. If we meet source of income, quarterly asset diversification, and distribution requirements, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as distributions to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for preceding years that was not distributed during such years.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID and PIK interest, which represents interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, such as amounts attributable to foreign currency transactions. Our investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

In some cases, we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the Annual Distribution Requirement. Accordingly, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements to be subject to tax as a RIC, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and pay applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

As a BDC, we generally are required to meet a 200% asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our SBIC Funds for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC Funds may be limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to be subject to tax as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may cause us to incur a corporate-level income tax.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions or through SBA debentures. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue additional debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, through the SBA debenture program or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio permits us to issue senior securities or incur indebtedness subject to certain limitations, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business, financial condition and results of operations.

•	Senior Securities. As a result of issuing senior securities, including our Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. Such procedures may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, we note that for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•	Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

•	SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly owned subsidiaries, SBIC LP, SBIC II and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC LP is and in the future SBIC II or any future SBIC subsidiary would be exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

Our SBIC Funds may be unable to make distributions to us that will enable us to meet or maintain RIC status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level income taxes, we will be required to distribute substantially all of our consolidated investment company taxable income and capital gains net income, including income from our SBIC Funds, each taxable year as dividends to our stockholders. We will be partially dependent on our SBIC Funds for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC Funds may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may result in corporate level income tax on us.

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

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any single SBIC may borrow to a maximum of $150.0 million, which is up to twice its regulatory capital, and a maximum of $225.0 million as part of a group of SBICs under common control.

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

Our current debt is governed by the terms of our Notes, Credit Facility and the SBA debentures and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

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

We have indebtedness outstanding pursuant to our Notes, Credit Facility and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of our SBIC Funds, in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of our SBIC Funds in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2015, we had outstanding borrowings of $136.9 million (including a temporary draw of $30.0 million) under our Credit Facility, $250.0 million outstanding under our 2019 Notes, $71.3 million outstanding under our 2025 Notes and $150.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $608.1 million and had a weighted average annual interest rate at the time of 4.19%, exclusive of the fee on undrawn commitment on our Credit Facility and 3.43% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $608.1 million outstanding at September 30, 2015, at the weighted average annual rate of 4.19%, we would have to receive an annual yield of at least 1.92%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2015 of 44% of total assets (including such borrowed funds), at a weighted average rate at the time of 4.19%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—	5.0%	10.0%
Corresponding return to common stockholders (2)	(22.7)%	(13.1)%	(3.6)%	6.0%	15.5%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the distributions on any preferred stock we issue must be cumulative. If we issue preferred securities they would rank “senior” to common stock in our capital structure. Payment of distributions on, and repayment of the liquidation preference of, such preferred stock would typically take preference over any distributions or other payments to our common stockholders. Also, preferred stockholders are not typically subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. Furthermore, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Also, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interest of stockholders.

We may in the future determine to fund a portion of our investments with debt securities, which would magnify the potential for loss and the risks of investing in us.

As a result of the issuance of our Notes and SBA debentures, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our Notes, if any, or change in the debt markets could cause the liquidity or market value of our Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when they come due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our Notes of any changes in our credit ratings. The 2019 Notes are rated by Standard & Poor’s Ratings Services, or S&P, and Fitch Ratings, or Fitch. There can be no assurance that their respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by S&P or Fitch if in either of their respective judgments future circumstances relating to the basis of the credit rating, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility expires and our 2019 Notes mature in June and October 2019, respectively. We utilize the Credit Facility and our 2019 Notes to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility and 2019 Notes. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to extend or refinance our Credit Facility and 2019 Notes on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of the Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of us that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our controlled affiliates and affiliated funds. In addition, we note that any affiliated investment vehicles currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility and our Notes, future decreases of fair value of our debt will have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility and our Notes. This will tend to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including conversion to open-end status and, accordingly, preferred stockholders could veto any such changes in addition to any ability of common and preferred stockholders, voting together as a single class, to veto such matters. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes, which could have a material adverse effect on our business, financial condition and results of operations.

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

These factors include the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical or similar to these debt securities;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption, repayment or convertible features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may have a material adverse effect on the market value of the debt securities or the trading market for the debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

Terms relating to debt redemption may have a material adverse effect on the return on any debt securities.

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

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

We are subject to risks associated with cybersecurity and cyber incidents.

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair value of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. In determining fair value in good faith, we generally obtain financial and other information from portfolio companies, which may represent unaudited, projected or pro forma financial information. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically fair value each individual investment on a quarterly basis. We record unrealized appreciation if we believe that our investment has appreciated in value. Likewise, we record unrealized depreciation if we believe that our investment has depreciated in value. We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded on our Consolidated Statements of Operations as net change in unrealized appreciation or depreciation.

At September 30, 2015, all of our investments were recorded at fair value as approved in good faith by our board of directors. Our board of directors uses the services of nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our debt maturities. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio (excluding assets held by our SBIC Funds). A general disruption in the credit markets could result in a diminished appetite for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects our counterparties or us, and could materially damage our business.

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

We intend to invest primarily in senior secured debt, mezzanine debt and selected equity investments issued by U.S. and foreign middle-market companies.

1.	Senior Secured Debt: When we extend senior secured debt, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this may not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debts may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a senior secured debt investment is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

2.	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured debt and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

3.	Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in senior secured debt or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all.

In addition, investing in middle-market companies involves a number of significant risks, including:

•	companies may be highly leveraged, have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, more limited publicly available information, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to refinance their outstanding indebtedness upon maturity.

Under the 1940 Act we may invest up to 30% of our assets in investments that are not qualifying assets for business development companies. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Diversification Requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay debt from us during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and materially harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment.

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

Because we do not generally have controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the market value of our investments.

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

We invest primarily in senior secured debt, mezzanine debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our incentive fee may induce the Investment Adviser to make speculative investments.

The incentive fee payable by us to PennantPark Investment Advisers may create an incentive for PennantPark Investment Advisers to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Adviser is calculated based on a percentage of our NAV. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock. In addition, our Investment Adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle applicable to the portion of the incentive fee based on net capital gains. As a result, the Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, economic and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by the rules of the Commodity Futures Trading Commission.

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

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act unless we have previously received the consent of the majority of our common stockholders to do so and the board of directors decides such an offering is in the best interests of our common stockholders. Whenever we do not have current stockholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any distributing commission or discount) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors as of a time within 48 hours (excluding Sundays and holidays) of the sale.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $6.47 and $10.91 on September 30, 2015 and 2014, respectively. Our NAV per share was $9.82 and $11.03 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

Under the dividend reinvestment plan, if you own shares of our common stock registered in your own name, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you opt out of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next dividend or distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your income tax liabilities on the value of the common stock received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions” for more information.

There is a risk that our common stockholders may receive our stock as distributions in which case they may be required to pay taxes in excess of the cash they receive.

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. Effective subordination means that in any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Notes. As of September 30, 2015 and 2014, we had $136.9 million and $55.2 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets in our portfolio (other than assets held by our SBIC Funds), and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to our Notes to the extent of the value of such assets.

Our Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of our Notes and neither the 2019 Notes nor the 2025 Notes is required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC Funds. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2015 and 2014, SBIC LP had $150.0 million of SBA debentures outstanding and SBIC II had a commitment of $75 million in SBA debentures. All of such indebtedness is structurally senior to our Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Notes.

The indenture under which our Notes were issued contains limited protection for their respective holders.

The indenture under which our Notes were issued offers limited protection to their respective holders. The terms of the indenture and our Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in our Notes. In particular, the terms of the indentures and our Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to our Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to our Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•	pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to our Notes;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of distributions or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and our Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to our Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and our Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and our Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our Notes.

An active trading market for our Notes may not develop, which could limit their market price or the ability of their respective holders to sell them. If a rating agency assigns our Notes a non-investment grade rating, they may be subject to greater price volatility than similar securities without such a rating.

We do not intend to list the 2019 Notes on any securities exchange or for quotation on any automated dealer quotation system. We have listed the 2025 Notes on the NYSE. However, we cannot provide any assurances that an active trading market will develop for the 2019 Notes and 2025 Notes or that their holders will be able to sell them. Our Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns our Notes a non-investment grade rating, they may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. We cannot assure holders of our Notes that a liquid trading market will develop for them, that holders will be able to sell their 2019 Notes and 2025 Notes at a particular time or that the price holders receive upon such sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our Notes may be harmed. Accordingly, holders of our Notes may be required to bear the financial risk for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Notes and substantially decrease their market value. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our Credit Facility has, and any future debt will likely will have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under our Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under a law (commonly known as “FATCA”). This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of our Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders of our Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in our Notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2015, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2013.

Period	NAV (1)	Closing Sale Prices		Premium / (Discount) of High Sale Price to NAV (2)	Premium / (Discount) of Low Sale Price to NAV (2)	Distributions Declared
		High	Low
Fiscal Year Ended September 30, 2015
Fourth quarter	$9.82	$8.69	$6.37	(12)%	(35)%	$0.28
Third quarter	10.04	9.70	8.78	(3)	(13)	0.28
Second quarter	10.25	9.77	8.17	(5)	(20)	0.28
First quarter	10.43	11.09	9.01	6	(14)	0.28
Fiscal Year Ended September 30, 2014
Fourth quarter	11.03	11.91	10.91	8	(1)	0.28
Third quarter	11.33	11.49	10.46	1	(8)	0.28
Second quarter	11.13	11.65	10.89	5	(2)	0.28
First quarter	10.80	12.17	10.83	13	—	0.28

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $6.47 and $10.91 as of September 30, 2015 and 2014, respectively. Our NAV per share was $9.82 and $11.03 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 10, 2015, we had 12 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2015.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase plan are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2015 through May 31, 2015	692,713	$9.57	692,713	$28.4
June 1, 2015 through June 30, 2015	140,500	9.65	140,500	27.0
August 1, 2015 through August 31, 2015	741,623	7.65	741,623	21.3
September 1, 2015 through September 30, 2015	552,032	7.66	552,032	17.1

Total	2,126,868		2,126,868

(1)	On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35.0 million of our outstanding common stock. Unless extended by our board of directors, the program will expire on the earlier of May 6, 2016 and the repurchase of $35.0 million of common stock.

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

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2015
September 21, 2015	October 1, 2015	$0.28
June 15, 2015	July 1, 2015	0.28
March 20, 2015	April 1, 2015	0.28
December 19, 2014	January 2, 2015	0.28

Total		$1.12

Fiscal Year Ended September 30, 2014
September 26, 2014	October 1, 2014	$0.28
June 19, 2014	July 1, 2014	0.28
March 20, 2014	April 1, 2014	0.28
December 20, 2013	January 2, 2014	0.28

Total		$1.12

In January 2016, a Form 1099-DIV will be sent to stockholders that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2015 and 2014 were solely from ordinary income and totaled $83.3 million, or $1.11 per share and $76.9 million, or $1.15 per share, respectively, based on weighted average shares outstanding for the respective periods.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC tax benefits. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

We have derived the data below from our audited and unaudited financial data. The Consolidated Statement of Operations data, per share data and Consolidated Statement of Assets and Liabilities data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended September 30,
	2015	2014	2013	2012	2011
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:
Total investment income	$161,629	$147,936	$129,187	$113,392	$91,738
Total expenses	79,371	76,608	62,189	56,323	39,093
Net investment income	82,258	71,329	66,998	57,069	52,645
Net realized and unrealized (loss) gain	(92,504)	39,655	24,780	6,284	(42,382)
Net (decrease) increase in net assets resulting from operations	(10,246)	110,983	91,778	63,353	10,263
Per share data:
Net asset value	9.82	11.03	10.49	10.22	10.13
Net investment income (1)	1.10	1.06	1.01	1.08	1.25
Net realized and unrealized (loss) gain (1)	(1.24)	0.60	0.38	0.12	(1.01)
Net (decrease) increase in net assets resulting from operations (1)	(0.14)	1.66	1.39	1.20	0.24
Distributions declared (1), (2)	1.11	1.15	1.12	1.13	1.10
Consolidated Statement of Assets and Liabilities data:
Total assets	1,368,778	1,411,827	1,153,327	1,018,968	928,738
Total investment portfolio	1,299,048	1,318,055	1,078,176	990,480	827,549
Borrowings outstanding (3)	606,595	526,668	363,900	294,452	388,792
Total net asset value	716,591	828,010	697,506	669,717	462,657
Other data:
Total return (4)	(32.51)%	6.76%	17.37%	28.71%	(7.37)%
Number of portfolio companies (5)	61	67	61	54	48
Yield on debt portfolio (5)	12.1%	12.5%	13.0%	13.2%	13.3%

(1)	Based on the weighted average shares outstanding for the respective years.
(2)	Based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(3)	At fair value, excluding our SBA debentures.
(4)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(5)	Unaudited, at year end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt and other world economic issues.

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

Overview

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation through debt and equity investments primarily to U.S. middle-market companies in the form of senior secured debt, mezzanine debt and equity investments.

We believe middle-market companies offer attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes senior secured debt, mezzanine debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing cost on financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2015, our portfolio totaled $1,299.0 million and consisted of $399.2 million of senior secured debt, $612.5 million of second lien secured debt, $182.5 million of subordinated debt and $104.8 million of preferred and common equity. Our debt portfolio consisted of 71% variable-rate investments (including 65% with a LIBOR or prime floor) and 29% fixed-rate investments. As of September 30, 2015, we had four companies on non-accrual, representing 9.4% and 5.5% of our overall portfolio on a cost and fair value basis, respectively. Our overall portfolio consisted of 61 companies with an average investment size of $21.3 million, had a weighted average yield on debt investments of 12.1% and was invested 31% in senior secured debt, 47% in second lien secured debt, 14% in subordinated debt and 8% in preferred and common equity.

As of September 30, 2014, our portfolio totaled $1,318.1 million and consisted of $465.6 million of senior secured debt, $493.4 million of second lien secured debt, $247.1 million of subordinated debt and $112.0 million of preferred and common equity. Our debt portfolio consisted of 67% variable-rate investments (including 61% with a LIBOR or prime floor) and 33% fixed-rate investments. As of September 30, 2014, we had one company on non-accrual, representing 0.3% and 0.9% of our overall portfolio on a cost and fair value basis, respectively. Our overall portfolio consisted of 67 companies with an average investment size of $19.7 million, had a weighted average yield on debt investments of 12.5% and was invested 35% in senior secured debt, 37% in second lien secured debt, 19% in subordinated debt and 9% in preferred and common equity.

For the fiscal year ended September 30, 2015, we invested $461.3 million of investments in 11 new and 30 existing portfolio companies with a weighted average yield on debt investments of 12.1%. Sales and repayments of investments for the year ended September 30, 2015 totaled $390.5 million.

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

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise by a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero, $8.3 million and $2.8 million relating to debt issuance costs during the years ended September 30, 2015, 2014 and 2013, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2015, 2014 and 2013, our Credit Facility and our Notes, collectively, had a net change in unrealized depreciation (appreciation) of $1.7 million, $(3.0) million and $2.3 million, respectively. As of September 30, 2015 and 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $1.5 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair value of our portfolio investments, our Credit Facility and our Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of distributions, even though we may not collected any cash with respect to PIK securities.

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends to our stockholders of an amount at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our net capital gain income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus net capital gain income for preceding years that was not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are our results of operations for the fiscal years ended September 30, 2015, 2014 and 2013.

Investment Income

Investment income for the fiscal year ended September 30, 2015 was $161.6 million and was attributable to $54.3 million from senior secured debt, $71.1 million from second lien secured debt, $29.8 million from subordinated debt and $6.4 million from preferred and common equity. The increase in investment income over the prior year was primarily due to the growth of our portfolio at cost.

Investment income for the fiscal year ended September 30, 2014 was $147.9 million and was attributable to $43.0 million from senior secured debt, $55.2 million from second lien secured debt, $46.4 million from subordinated debt and $3.3 million from preferred and common equity. The increase in investment income over the prior year was primarily due to the growth of our portfolio.

Investment income for the fiscal year ended September 30, 2013 was $129.2 million and was attributable to $38.9 million from senior secured debt, $31.9 million from second lien secured debt, $55.1 million from subordinated debt and $3.3 million from preferred and common equity. The increase in investment income over the prior year was due to the growth of our portfolio which was driven by reinvesting proceeds from the rotation in our portfolio and the investment of the proceeds from our equity and debt offerings.

Expenses

Expenses for the fiscal year ended September 30, 2015 totaled $79.4 million. Base management fee for the same period totaled $26.7 million, incentive fee totaled $20.6 million, debt related interest and expenses totaled $26.4 million and general and administrative expenses totaled $5.7 million. The increase in expenses over the prior year was primarily due to increased borrowing costs, base management fee and incentive fee as a result from the growth of our portfolio.

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

Net Investment Income

Net investment income totaled $82.3 million or $1.10 per share, $71.3 million or $1.06 per share and $67.0 million or $1.01 per share for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The increase in net investment income over the prior year was due to the growth of our portfolio offset by higher asset based related expenses.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2015, 2014 and 2013 totaled $390.5 million, $625.6 million and $437.1 million, respectively, and net realized gains totaled $30.1 million, $30.2 million and $17.7 million, respectively. Net realized gains remained fairly consistent when comparing the current year to the prior year.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

Net unrealized (depreciation) appreciation on investments totaled $(124.3) million, $12.5 million and $4.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $1.7 million, $(3.0) million and $2.3 million for the same periods, respectively. The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments liquidated. The change in unrealized appreciation on the Credit Facility and our Notes over the prior year was due to the fluctuating interest rate environment.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $(10.2) million or $(0.14) per share, $111.0 million or $1.66 per share and $91.8 million or $1.39 per share for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The decrease compared to the prior year was due to the change in portfolio investment values offset by higher net investment income.

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

As of September 30, 2015, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2015 and 2014, there was $136.9 million (including a temporary draw of $30.0 million) and $55.2 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate at the time of 3.07% and 2.80%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2015 and 2014. The annualized weighted average cost of debt for the years ended September 30, 2015, 2014 and 2013, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.54%, 3.85% and 4.24%, respectively. The Credit Facility is originally a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of September 30, 2015 and 2014, we had $408.1 million and $489.8 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of September 30, 2015, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Please see our indenture agreement filed as Exhibit (d)(8) in our post-effective amendment filed on January 22, 2013, or the Base Indenture, and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes, after exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and effectively subordinated to the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.” Please see our Base Indenture and the supplemental indenture agreement filed as Exhibit (d)(9) in our post-effective amendment filed on January 22, 2013 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the fiscal year ended September 30, 2015, we repurchased 2,126,868 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $17.9 million. During the fiscal year ended September 30, 2014, we did not make any repurchases of our common stock.

For the fiscal year ended September 30, 2015, we did not issue shares of common stock in connection with an equity offering. This compares to selling 8.5 million shares of our common stock, resulting in net proceeds of $95.4 million for the fiscal year ended September 30, 2014. Any decision to sell shares below the then current NAV per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below NAV per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our NAV per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of September 30, 2015 and 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of September 30, 2015 and 2014 were as follows:

Issuance Dates	Maturity	Fixed All-In Coupon Rate	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2015, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of September 30, 2015 and 2014, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief.

In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

On September 30, 2015 and 2014, we had cash and cash equivalents of $49.6 million and $66.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $3.0 million for the fiscal year ended September 30, 2015, and our financing activities used cash proceeds of $20.1 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily for our stock repurchase program and to repay certain amounts under our Credit Facility.

Our operating activities used cash of $172.5 million for the fiscal year ended September 30, 2014, and our financing activities provided cash proceeds of $180.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the issuance of the 2019 Notes, our equity offering and net draws under the Credit Facility.

Our operating activities provided cash of $40.3 million for the fiscal year ended September 30, 2013, and our financing activities provided cash proceeds of $10.6 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities provided cash primarily from the issuance of the 2025 Notes.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2015, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$136.9	$—	$—	$136.9	$—
SBA debentures	150.0	—	—	0.5	149.5
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	608.2	—	—	387.4	220.8
Unfunded investments (2)	19.7	0.8	15.2	2.6	1.1

Total contractual obligations	$627.9	$0.8	$15.2	$390.0	$221.9

(1)	The annualized weighted average cost of debt as of September 30, 2015, excluding debt issuance costs, was 4.19% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments.

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

We sold our controlled affiliate SPH in September 2015. Prior to the sale, we, in the ordinary course of business, guaranteed certain obligations of SPH, and certain guaranties survived the sale. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of September 30, 2015 our maximum guaranty is $8.4 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

During the fiscal years ended September 30, 2015, 2014 and 2013, we declared distributions of $1.12 per share each year for total distributions of $83.3 million, $76.9 million and $74.4 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements and disclosures.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, our debt portfolio consisted of 71% variable-rate investments (including 65% with a LIBOR or prime floor) and 29% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Per Share
Up 1%	$ (555)	$ (0.01)
Up 2%	$ 7,119	$ 0.10
Up 3%	$ 14,908	$ 0.20
Up 4%	$ 22,698	$ 0.31

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate or foreign currency hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2015. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2015. This report appears on page 48.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedules of investments as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2015 by correspondence with the custodians and/or portfolio companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2015 and 2014, and the results of their operations, changes in net assets and their cash flows for each of the two years in the period then ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation and its Subsidiaries’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated November 10, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York

November 10, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”) for the year ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in net assets and cash flows of PennantPark Investment Corporation and its subsidiaries for the year ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 13, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited PennantPark Investment Corporation and its Subsidiaries’ (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page 45. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedules of investments as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2015 and our report dated November 10, 2015 expressed an unqualified opinion on those financial statements.

/s/ RSM US LLP

New York, New York

November 10, 2015

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	September 30, 2014
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,138,155,969 and $1,171,573,359, respectively)	$1,096,719,079	$1,212,515,400
Non-controlled, affiliated investments (cost—$133,693,295 and $108,572,406, respectively)	95,503,104	67,847,521
Controlled, affiliated investments (cost—$152,387,898 and $38,708,555, respectively)	106,825,650	37,691,845

Total of investments (cost—$1,424,237,162 and $1,318,854,320, respectively)	1,299,047,833	1,318,054,766
Cash and cash equivalents (cost—$49,637,415 and $66,600,195, respectively) (See Note 9)	49,619,256	66,518,682
Interest receivable	7,590,197	13,703,525
Deferred financing costs and other assets	12,520,987	13,550,224

Total assets	1,368,778,273	1,411,827,197

Liabilities
Distributions payable	20,430,492	21,026,015
Payable for investments purchased	3,591,177	4,432,500
Unfunded investments	—	15,607,059
Credit Facility payable (cost—$136,864,300 and $55,226,300, respectively) (See Notes 5 and 11)	132,356,860	53,497,620
2019 Notes payable (cost—$250,000,000) (See Notes 5 and 11)	253,102,500	251,350,250
SBA debentures payable (cost—$150,000,000) (See Notes 5 and 11)	150,000,000	150,000,000
2025 Notes payable (cost—$71,250,000) (See Notes 5 and 11)	71,136,000	71,820,000
Management fee payable (See Note 3)	6,602,029	6,385,103
Performance-based incentive fee payable (See Note 3)	5,007,792	4,622,754
Interest payable on debt	7,638,514	1,962,264
Accrued other expenses	2,322,367	3,113,683

Total liabilities	652,187,731	583,817,248

Commitments and contingencies (See Note 12)
Net assets
Common stock, 72,966,043 and 75,092,911 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	72,966	75,093
Paid-in capital in excess of par value	834,711,229	852,465,375
Distributions in excess of net investment income	(13,424,886)	(11,802,580)
Accumulated net realized gain (loss) on investments	18,919,305	(11,655,302)
Net unrealized depreciation on investments	(125,207,012)	(881,067)
Net unrealized depreciation (appreciation) on debt	1,518,940	(191,570)

Total net assets	$716,590,542	$828,009,949

Total liabilities and net assets	$1,368,778,273	$1,411,827,197

Net asset value per share	$9.82	$11.03

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014	2013
Investment income:
From non-controlled, non-affiliated investments:
Interest	$130,647,588	$124,850,558	$107,058,958
Other income	9,644,816	9,692,254	10,883,261
From non-controlled, affiliated investments:
Interest	11,694,525	5,656,300	5,841,127
Other income	175,937	—	597,400
From controlled, affiliated investments:
Interest	5,366,425	7,278,060	4,806,329
Other income	4,100,000	459,166	—

Total investment income	161,629,291	147,936,338	129,187,075

Expenses:
Base management fee (See Note 3)	26,695,653	24,291,420	21,288,728
Performance-based incentive fee (See Note 3)	20,564,559	17,832,129	16,793,089
Interest and expenses on debt (See Note 11)	26,355,081	20,260,652	15,384,208
Administrative services expenses (See Note 3)	2,686,765	2,953,423	3,161,158
Other general and administrative expenses	3,069,144	2,860,094	2,857,739

Expenses before taxes and debt issuance costs	79,371,202	68,197,718	59,484,922
Tax expense (benefit)	—	72,603	(53,468)
Debt issuance costs (See Note 5)	—	8,337,500	2,757,500

Total expenses	79,371,202	76,607,821	62,188,954

Net investment income	82,258,089	71,328,517	66,998,121

Realized and unrealized (loss) gain on investments, cash and debt:
Net realized gain on investments	30,111,694	30,235,265	17,687,211
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(113,376,060)	468,076	17,932,839
Non-controlled and controlled, affiliated investments	(10,949,885)	11,993,189	(13,143,019)
Debt depreciation (appreciation) (See Notes 5 and 11)	1,710,510	(3,041,570)	2,302,500

Net change in unrealized (depreciation) appreciation on investments and debt	(122,615,435)	9,419,695	7,092,320

Net realized and unrealized (loss) gain from investments and debt	(92,503,741)	39,654,960	24,779,531

Net (decrease) increase in net assets resulting from operations	$(10,245,652)	$110,983,477	$91,777,652

Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.14)	$1.66	$1.39

Net investment income per common share	$1.10	$1.06	$1.01

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2015	2014	2013
Net increase in net assets from operations:
Net investment income	$82,258,089	$71,328,517	$66,998,121
Net realized gain on investments	30,111,694	30,235,265	17,687,211
Net change in unrealized (depreciation) appreciation on investments	(124,325,945)	12,461,265	4,789,820
Net change in debt depreciation (appreciation)	1,710,510	(3,041,570)	2,302,500

Net (decrease) increase in net assets resulting from operations	(10,245,652)	110,983,477	91,777,652

Distributions to stockholders of net investment income:	(83,275,238)	(76,937,761)	(74,398,129)

Capital transactions:
Public offerings	—	98,855,000	7,574,000
Offering costs	—	(3,465,650)	(265,090)
Repurchase of common stock	(17,898,517)	—	—
Reinvestment of distributions	—	1,068,684	3,100,719

Net (decrease) increase in net assets resulting from capital transactions	(17,898,517)	96,458,034	10,409,629

Net (decrease) increase in net assets	(111,419,407)	130,503,750	27,789,152
Net assets:
Beginning of year	828,009,949	697,506,199	669,717,047

End of year	$716,590,542	$828,009,949	$697,506,199

Distributions in excess of net investment income, end of year	$(13,424,886)	$(11,802,580)	$(4,675,217)

Capital share activity:
Shares issued from common stock repurchase / public offerings	(2,126,868)	8,500,000	700,000

Shares issued from reinvestment of distributions	—	93,584	284,824

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(10,245,652)	$110,983,477	$91,777,652
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in unrealized depreciation (appreciation) on investments	124,325,945	(12,461,265)	(4,789,820)
Net change in unrealized (depreciation) appreciation on debt	(1,710,510)	3,041,570	(2,302,500)
Net realized gain on investments	(30,111,694)	(30,235,265)	(17,687,211)
Net accretion of discount and amortization of premium	(6,341,502)	(8,027,104)	(5,856,654)
Purchase of investments	(461,293,170)	(795,089,483)	(504,373,719)
Payment-in-kind interest	(13,869,582)	(10,961,812)	(11,814,084)
Proceeds from dispositions of investments	390,474,733	625,551,026	437,147,602
Decrease (increase) in interest receivable	6,113,328	(2,808,632)	4,033,969
Decrease (increase) in deferred financing costs and other assets	1,029,237	(6,984,407)	168,130
(Decrease) increase in payable for investments purchased	(841,323)	(48,112,204)	52,544,704
Increase in interest payable on debt	5,676,250	151,798	955,741
Increase in management fees payable	216,926	965,546	627,644
Increase in performance-based incentive fees payable	385,038	347,873	67,892
(Decrease) increase in accrued other expenses	(791,316)	1,103,877	(175,220)

Net cash provided (used) by operating activities	3,016,708	(172,535,005)	40,324,126

Cash flows from financing activities:
Public offerings	—	98,855,000	7,574,000
Offering costs	—	(3,465,650)	(265,090)
Repurchase of common stock (See Note 13)	(17,898,517)	—	—
Deferred financing costs	—	(750,000)	—
Distributions paid to stockholders	(83,870,760)	(73,462,877)	(68,501,660)
Proceeds from 2019 and 2025 Notes issuances (See Note 11)	—	250,000,000	71,250,000
Borrowings under Credit Facility (See Note 11)	644,000,000	1,186,753,100	1,099,800,000
Repayments under Credit Facility (See Note 11)	(562,362,000)	(1,277,026,800)	(1,099,300,000)

Net cash (used) provided by financing activities	(20,131,277)	180,902,773	10,557,250

Net (decrease) increase in cash and cash equivalents	(17,114,569)	8,367,768	50,881,376
Effect of exchange rate changes on cash	215,143	(289,915)	—
Cash and cash equivalents, beginning of year	66,518,682	58,440,829	7,559,453

Cash and cash equivalents, end of year	$49,619,256	$66,518,682	$58,440,829

Supplemental disclosure of cash flow information:
Interest paid	$20,124,075	$19,575,955	$12,765,891

Taxes paid	$61,748	$8,278	$94,210

Distributions reinvested	$—	$1,068,682	$3,100,719

Conversions and non-cash exchanges	$39,765,183	$59,126,053	$58,478,391

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—153.0% (1), (2)
First Lien Secured Debt—39.1%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		22,689,469	$22,109,951	$23,483,601
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.97%		L+1,175	(8)	44,459,443	43,751,988	45,126,826
AKA Diversified Holdings, Inc. (Revolver) (9)	04/02/2018	Retail	—		—		4,371,469	—	65,620
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,573,292	23,268,725	23,180,325
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,477,500	4,418,746	4,477,500
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		25,500,000	25,254,194	25,500,000
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		21,644,154	21,333,439	20,091,220
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	5,007,897
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,137,010	11,970,000
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%		L+750		13,435,343	13,339,249	13,407,176
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,704,329	19,043,541	17,733,896
Sunborn International (UK) Limited (10), (12), (13)	09/28/2018	Hotels, Motels, Inns and Gaming	13.00 (PIK 0.50	% %)	L+1,250	(8)	19,947,600	30,053,647	29,873,876
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.08%		L+1,050	(8)	24,386,987	38,764,474	36,411,706
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,739,063	8,739,063	8,739,062
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		15,297,762	15,036,838	15,308,835

Total First Lien Secured Debt								284,877,715	280,377,540

Second Lien Secured Debt—83.7%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700		18,000,000	16,544,788	16,076,340
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	24,130,000
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,322,421	15,441,875
Balboa Capital Corporation (13)	03/04/2022	Financial Services	13.00%		—		19,000,000	18,721,641	18,810,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	12.25 (PIK 2.50	% %)	L+1,100		26,484,773	25,150,663	20,393,275
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.25%		P+1,000		45,000,000	44,625,152	45,900,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	14.25 (PIK 1.00	% %)	P+1,100		33,109,864	32,588,028	33,772,061
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,088,044	40,012,500
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,391,420	4,391,422	1,229,598
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,476,169	34,340,000
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		48,765,129	48,307,757	48,765,129
Language Line, LLC	07/07/2022	Personal, Food and Miscellaneous Services	10.75%		L+975		40,312,500	39,711,804	40,211,719
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50	%(7)	—		11,875,000	11,667,848	9,143,751
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	—	(6)	—		45,000,000	44,698,345	31,500,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,883,259	40,425,000
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	75,586,475
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		19,698,091	19,478,649	19,615,950
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,098,358	56,608,125
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		28,500,000	28,082,664	28,001,250

Total Second Lien Secured Debt								619,237,012	599,963,048

Subordinated Debt/Corporate Notes—20.7%
Affinion Group Holdings, Inc.	09/14/2018	Consumer Products	—	(6)	—		41,389,881	37,715,391	15,728,155
Affinion Investments LLC	08/15/2018	Consumer Products	—	(6)	—		21,625,412	18,687,177	14,489,026
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,819,557	8,872,566
Cascade LP Holdings, LLC	08/20/2021	Environmental Services	12.00%		—		27,475,553	26,893,410	26,926,042
Cascade LP Holdings, LLC (9)	02/20/2017	Environmental Services	—		—		11,124,447	—	27,811
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00 (PIK 1.75	% %)	—		10,800,349	10,664,093	10,628,485
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—		15,000,000	14,836,009	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	—	(6)	—		15,204,289	14,829,719	1,520,429
Randall-Reilly, LLC	04/15/2019	Other Media	12.50	%(7)	—		42,275,000	41,618,180	41,892,583
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,057,260	13,167,000

Total Subordinated Debt/Corporate Notes								187,120,796	148,252,097

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests—1.8% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	$500,000	$355,508
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	949	949,050	995,487
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—	2,375	2,088,121	2,222,223
HW Holdco, LLC	—	Other Media	8.00%	—	3,591	—	24,177
J.A. Cosmetics US, Inc.	—	Consumer Products	8.00%	—	3,397	3,397,484	3,871,624
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,197	1,197,000	1,295,710
vRide Holdings, Inc. (f/k/a Ride Holdings, Inc.)	—	Personal Transportation	8.00%	—	1,966,667	2,102,669	4,275,107

Total Preferred Equity/Partnership Interests						10,234,324	13,039,836

Common Equity/Partnership Interests/Warrants—7.7% (6)
A2Z Wireless Holdings, Inc.	—	Retail	—	—	1,736	445,500	2,528,247
Affinion Group Holdings, Inc., Series A (Warrants)	12/12/2023	Consumer Products	—	—	4,798,624	10,265,972	2,519,278
Affinion Group Holdings, Inc., Series B (Warrants)	12/12/2023	Consumer Products	—	—	9,822,196	—	196,444
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Alegeus Technologies Holding Corp.	—	Financial Services	—	—	1	950	996
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	820,067
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—	—	137,923	2,111,588	—
Cascade LP Holdings, LLC (11)	—	Environmental Services	—	—	23,600	2,360,000	3,473,308
CI (FBM) Holdings, LLC (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	207,242	2,250,000	8,223,485
CI (FBM) Holdings, LLC (9), (11) (Foundation Building Materials, LLC)	—	Building Materials	—	—	103,621	—	—
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—	—	1,745,639	1,745,639	2,040,629
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	—	999,889
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	3,520	171,601	196,748
HW Holdco, LLC	—	Other Media	—	—	388,378	—	2,500,113
J.A. Cosmetics US, Inc.	—	Consumer Products	—	—	252	2,516	1,833,357
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—	—	1,079,920	1,236,832	6,701,684
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—	—	1,079,920	1,028,807	1,028,807
LaMi Acquisition, LLC (11)	—	Distribution	—	—	16	383,447	383,447
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—	—	1,000,000	1,000,000	761,955
Magnum Hunter Resources Corporation (Warrants) (13)	04/16/2016	Oil and Gas	—	—	122,192	182,498	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	4,813,759
New Gulf Resources, LLC (Warrants) (11)	05/09/2024	Oil and Gas	—	—	13,500	495,000	—
Patriot National, Inc. (Warrants)	11/27/2023	Insurance	—	—	123,129	238,049	1,620,378
Power Products Holdings, LLC, Class A Units (11)	—	Electronics	—	—	1,350,000	901,263	1,141,900
Power Products Holdings, LLC, Class B Units (11)	—	Electronics	—	—	150,000	142,300	1,351,202
Ride Group Parent, Inc.	—	Personal Transportation	—	—	1,870,331	148,998	148,998
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330	133,000	612,550
vRide Holdings, Inc. (f/k/a Ride Holdings, Inc.)	—	Personal Transportation	—	—	9,882	11,314	21,481
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—	—	211,797	793,873	3,570,645
VText Holdings, Inc.	—	Business Services	—	—	35,526	4,050,000	7,597,191

Total Common Equity/Partnership Interests/Warrants						36,686,122	55,086,558

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,138,155,969	1,096,719,079

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—13.2% (1), (2)
First Lien Secured Debt—3.2%
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00	%(7)	L+1,050	23,514,911	23,285,423	23,044,613

Second Lien Secured Debt—1.3%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,237,014	9,127,448
EnviroSolutions Real Property Holdings, Inc. (9)	12/31/2015	Environmental Services	—		—	758,850	—	—

Total Second Lien Secured Debt							9,237,014	9,127,448

Subordinated Debt/Corporate Notes—4.8%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	13,092,070	13,092,071	6,284,194
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,702,867	27,931,507

Total Subordinated Debt/Corporate Notes							40,794,938	34,215,701

Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—3.3% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	11,337,381
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	4,457,055
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,619	6,178,645
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	1,888,232

Total Common Equity/Partnership Interests/Warrants							40,316,580	23,861,313

Total Investments in Non-Controlled, Affiliated Portfolio Companies							133,693,295	95,503,104

Investments in Controlled, Affiliated Portfolio Companies—15.0% (1), (2)
First Lien Secured Debt—13.4%
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	10.00 (PIK 10.00	% %)	L+800	76,425,000	75,177,005	72,759,582
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	23,055,423	20,951,257	23,055,423

Total First Lien Secured Debt							96,128,262	95,815,005

Second Lien Secured Debt—0.5%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	3,462,417	3,462,417	3,462,417
Superior Digital Displays, LLC (9)	07/01/2019	Media	—		—	2,575,000	—	—

Total Second Lien Secured Debt							3,462,417	3,462,417

Preferred Equity—0.1% (6)
Superior Digital Display Holdings, Inc.	—	Media	15.00%		—	37,046	5,000,000	648,021

Common Equity—1.0% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	6,900,207
RAM Energy Holdings LLC (f/k/a RAM Energy, LLC)	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	6,900,207

Total Investments in Controlled, Affiliated Portfolio Companies							152,387,898	106,825,650

Total Investments—181.3%							1,424,237,162	1,299,047,833

Cash and Cash Equivalents—6.9%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							4,564,638	4,564,638
BNY Mellon Cash Reserve and Cash							45,072,777	45,054,618

Total Cash and Cash Equivalents							49,637,415	49,619,256

Total Investments and Cash Equivalents—188.2%							$1,473,874,577	$1,348,667,089

Liabilities in Excess of Other Assets—(88.2%)								(632,076,547)
Net Assets—100.0%								$716,590,542

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-controlled” when we own less than 25% of a portfolio company’s voting securities and “controlled” when we own 25% or more of a portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime, or “P” rate. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.
(13)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured debt, mezzanine debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

We have entered into an Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. We have also entered into an Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to each of our SBIC Funds under separate investment management agreements. PennantPark Investment, through the Administrator, also provides similar services to each of our SBIC Funds under a separate administration agreement. See Note 3.

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

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services—Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 or 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

Our board of directors generally uses market quotations to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at bid prices obtained from at least two brokers or dealers, if available, or otherwise from a principal market maker or a primary market dealer. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

(b)   Security Transactions, Revenue Recognition, and Realized / Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility and our Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities in which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income or interest expense as it relates to our deferred financing costs. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c)   Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be subject to tax as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we do not anticipate paying any material level of federal income taxes in the future. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income and have accrued taxes of zero, $0.1 million and $(0.1) million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. We did not have any uncertain tax positions or any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740-10-25 as of the periods presented herein.

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

(e)   Foreign Currency Translation

Our books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.

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

SEPTEMBER 30, 2015

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

(g)   Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements and disclosures.

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned a base management fee of $26.7 million, $24.3 million and $21.3 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the years ended September 30, 2015, 2014 and 2013, the Investment Adviser earned $20.6 million, $17.8 million and $16.8 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2015, 2014 and 2013 the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2015, 2014 and 2013, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and therefore resulted in no accrual for capital gains incentive fees under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2015. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2015, 2014 and 2013, the Investment Adviser was reimbursed $3.3 million, $3.0 million and $2.9 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

PennantPark Investment was party to an administration agreement with its controlled affiliate SPH. Under the administration agreement with SPH, PennantPark Investment, through the Administrator, furnished SPH with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Additionally, the Administrator performed or oversaw the performance of SPH’s required administrative services, which included, among other duties, maintaining financial records, preparing financial reports and filing of tax returns. Payments under the SPH Administration Agreement were equal to an amount based upon SPH’s allocable portion of the Administrator’s overhead in performing its obligations under the SPH Administration Agreement, including rent and allocable portion of the cost of compensation and related expenses of our Chief Financial Officer and his respective staff. For the fiscal years ended September 30, 2015, 2014 and 2013, PennantPark Investment was reimbursed $0.5 million, $0.5 million and $0.4 million, respectively, from SPH, including expenses it incurred on behalf of the Administrator for the services described above. In connection with the sale of SPH in September 2015, the SPH Administration Agreement was terminated.

4. INVESTMENTS

Purchases of investments, including PIK, for the fiscal years ended September 30, 2015, 2014 and 2013 totaled $475.2 million, $806.1 million and $516.2 million, respectively. Sales and repayments of investments for the fiscal years ended September 30, 2015, 2014 and 2013 totaled $390.5 million, $625.6 million and $437.1 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2015		September 30, 2014
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$404,291,400	$399,237,158	$453,835,589	$465,593,894
Second lien	631,936,443	612,552,913	489,813,322	493,360,024
Subordinated debt / corporate notes	227,915,734	182,467,798	250,905,632	247,146,967
Equity and partnership interests	160,093,585	104,789,964	124,299,777	111,953,881

Total investments	1,424,237,162	1,299,047,833	1,318,854,320	1,318,054,766

Cash and cash equivalents	49,637,415	49,619,256	66,600,195	66,518,682

Total investments, cash and cash equivalents	$1,473,874,577	$1,348,667,089	$1,385,454,515	$1,384,573,448

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of September 30,
Industry Classification	2015	2014
Hotels, Motels, Inns and Gaming	14%	3%
Personal, Food and Miscellaneous Services	11	9
Building Materials	9	6
Consumer Products	8	9
Business Services	6	8
Energy/Utilities	6	8
Oil and Gas	6	9
Distribution	4	2
Environmental Services	4	2
Media	4	3
Retail	4	4
Buildings and Real Estate	3	3
Financial Services	3	2
Other Media	3	3
Auto Sector	2	4
Chemicals, Plastics and Rubber	2	2
Communications	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	2
Electronics	1	6
Healthcare, Education and Childcare	1	4
Insurance	—	5
Other	5	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

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

Our investments are generally structured as debt and equity investments in the form of senior secured debt, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in three reclassifications from Level 2 to 3 and one reclassification from Level 3 to 2 during the year ended September 30, 2015 and no reclassification of assets between levels during the year ended September 30, 2014.

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

The remainder of our portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$281,455,418	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	912,802,451	Market Comparable	Market Yield	9.6% – 34.7% (14.1%)
Equity investments	2,715,722	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	100,453,864	Enterprise Market Value	EBITDA multiple	3.4x – 22.5x (9.2x)

Total Level 3 investments	$1,297,427,455

Long-Term Credit Facility	$132,356,860	Market Comparable	Market Yield	3.4%

Asset Category	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$480,344,879	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	681,131,020	Market Comparable	Market Yield	9.7% – 21.3% (13.2%)
Equity investments	12,163,865	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	99,698,372	Enterprise Market Value	EBITDA multiple	3.3x – 14.0x (8.8x)

Total Level 3 investments	$1,273,338,136

Long-Term Credit Facility	$53,497,620	Market Comparable	Market Yield	4.1%

2019 Notes	$251,350,250	Market Comparable	Broker/Dealer bid quotes	N/A

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,194,257,869	$—	$—	$1,194,257,869
Equity investments	104,789,964	—	1,620,378	103,169,586

Total investments	1,299,047,833	—	1,620,378	1,297,427,455
Cash and cash equivalents	49,619,256	49,619,256	—	—

Total investments, cash and cash equivalents	$1,348,667,089	$49,619,256	$1,620,378	$1,297,427,455

Long-Term Credit Facility	$132,356,860	$—	$—	$132,356,860
2019 Notes	253,102,500	—	253,102,500	—
2025 Notes	71,136,000	71,136,000	—	—

Total debt	$456,595,360	$71,136,000	$253,102,500	$132,356,860

	Fair Value at September 30, 2014
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,206,100,885	$—	$44,624,986	$1,161,475,899
Equity investments	111,953,881	—	91,644	111,862,237

Total investments	1,318,054,766	—	44,716,630	1,273,338,136
Cash and cash equivalents	66,518,682	66,518,682	—	—

Total investments, cash and cash equivalents	$1,384,573,448	$66,518,682	$44,716,630	$1,273,338,136

Long-Term Credit Facility	$53,497,620	$—	$—	$53,497,620
2019 Notes	251,350,250	—	—	251,350,250
2025 Notes	71,820,000	71,820,000	—	—

Total debt	$376,667,870	$71,820,000	$—	$304,847,870

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized (losses) gains	(3,035,810)	32,996,191	29,960,381
Net unrealized depreciation	(76,638,642)	(43,251,477)	(119,890,119)
Purchases, PIK, net discount accretion and non-cash exchanges	402,165,393	59,927,977	462,093,370
Sales, repayments and non-cash exchanges	(333,344,376)	(57,130,358)	(390,474,734)
Transfers in and/or out of Level 3	43,635,405	(1,234,984)	42,400,421

Ending Balance	$1,194,257,869	$103,169,586	$1,297,427,455

Net change in unrealized depreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$(72,798,807)	$(25,858,358)	$(98,657,165)

	Year Ended September 30, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$915,414,415	$110,923,751	$1,026,338,166
Net realized gains	19,314,901	3,956,456	23,271,357
Net unrealized (depreciation) appreciation	(10,373,678)	17,034,882	6,661,204
Purchases, PIK, net discount accretion and non-cash exchanges	782,753,337	25,548,400	808,301,737
Sales, repayments and non-cash exchanges	(545,633,076)	(45,601,252)	(591,234,328)
Transfers in and/or out of Level 3	—	—	—

Ending Balance	$1,161,475,899	$111,862,237	$1,273,338,136

Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date.	$2,129,283	$(15,261,361)	$(13,132,078)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
	Year Ended September 30,
Long-Term Credit Facility and 2019 Notes	2015	2014
Beginning Balance (cost – $305,226,300 and $117,500,000, respectively)	$304,847,870	$117,500,000
Total unrealized depreciation included in earnings	(1,026,510)	(378,430)
Issuance of 2019 Notes	—	250,000,000
Borrowings (1)	349,000,000	804,053,100
Repayments (1)	(297,362,000)	(866,326,800)
Transfers in and/or out of Level 3	(253,102,500)	—

Ending Balance (cost – $106,864,300 and $305,226,300, respectively)	$102,356,860	$304,847,870
Temporary draws outstanding, at cost	30,000,000	—

Ending Balance (cost – $136,864,300 and $305,226,300, respectively)	$132,356,860	$304,847,870

(1)	Excludes temporary draws.

As of September 30, 2015, we had outstanding non-USD borrowing on our Credit Facility denominated in British Pounds. Net change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Change in Fair Value
British Pound	£28,000,000	$46,864,300	$42,356,860	October 1, 2015	$(4,507,440)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero, $8.3 million and $2.8 million relating to debt issuance costs during the years ended September 30, 2015, 2014 and 2013, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2015, 2014 and 2013, our Credit Facility and Notes had a net change in unrealized depreciation (appreciation) of $1.7 million, $(3.0) million and $2.3 million, respectively. As of September 30, 2015 and 2014, net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $1.5 million and $(0.2) million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A non-controlled affiliate is a portfolio company in which we own at least 5% but less than 25% of its voting securities and a controlled affiliate is a portfolio company in which we own 25% or more of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2015 were as follows:

Name of Investment	Fair Value at September 30, 2014 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at September 30, 2015 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC) (3)	$—	$—	$(223,148)	$—	$6,900,207	$—
RAM Energy LLC (4)	—	—	—	—	72,759,582	—
Superior Digital Displays Holdings, Inc.	21,210,823	9,905,422	(4,000,000)	3,766,343	23,703,444	—
SuttonPark Holdings, Inc.	14,000,000	9,500,000	(24,631,440)	5,700,082	—	1,131,340
Non-Controlled Affiliates
DirectBuy Holdings, Inc.	11,283,172	1,459,934	—	475,754	6,284,194	—
EnviroSolutions Holdings, Inc.	21,268,379	—	—	924,265	20,464,829	—
NCP-Performance, L.P.	—	—	—	—	—	—
PAS International Holdings, Inc.	1,650,729	—	—	16,500	11,432,674	—
RAM Energy LLC (4)	—	1,425,000	—	6,097,296	—	—
Service Champ, Inc.	33,645,241	—	—	3,611,346	32,388,562	—
TRAK Acquisition Corp. (5)	—	—	—	745,301	24,932,845	—

Total Controlled and Non-Controlled Affiliates	$103,058,344	$22,290,356	$(28,854,588)	$21,336,887	$198,866,337	$1,131,340

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Became a controlled affiliate during the three months ended March 31, 2015.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2015 and a controlled affiliate during the three months ended September 30, 2015.
(5)	Became a non-controlled affiliate during the three months ended June 30, 2015.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Year Ended September 30,
	2015	2014	2013
Numerator for net (decrease) increase in net assets resulting from operations	$(10,245,652)	$110,983,477	$91,777,652
Denominator for basic and diluted and weighted average shares	74,755,139	67,058,474	66,380,829
Basic and diluted net increase in net assets per share resulting from operations	$(0.14)	$1.66	$1.39

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

8. TAXES AND DISTRIBUTIONS

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized gain or paid-in-capital, as appropriate. Distributions from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2015 and 2014, the cost of investments for federal income tax purposes was $1,422.5 million and $1,316.9 million, respectively, resulting in a gross unrealized appreciation of $57.9 million and $70.1 million, respectively, and depreciation of $181.1 million and $68.9 million, respectively.

The following amounts were reclassified for tax purposes:

	Year Ended September 30,
	2015	2014	2013
Increase (decrease) in paid-in capital	$142,244	$(1,161)	$903,627
Increase (decrease) in accumulated net realized gain	462,913	1,519,280	(824,021)
Decrease in undistributed net investment income	(605,157)	(1,518,119)	(79,606)

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2015	2014	2013
Net (decrease) increase in net assets resulting from operations	$(10,245,652)	$110,983,477	$91,777,652
Net realized gain on investments not taxable	(8,249,375)	(30,235,265)	(17,687,211)
Net change in unrealized (depreciation) appreciation on investments and debt	122,615,435	(9,419,695)	(7,092,320)
Other temporary book-to-tax differences	2,294,934	(4,459,940)	(3,035,861)
Other non-deductible expenses	—	8,419,651	2,715,980

Taxable income before deductions for distributions	$106,415,342	$75,288,228	$66,678,240

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2015	2014	2013
Undistributed ordinary income – tax basis	$16,915,624	$16,082,048	$15,325,379
Undistributed long-term capital gain (capital loss carryforward)	21,711,007	(8,518,111)	(39,216,288)
Distributions payable and other book to tax differences	(33,132,212)	(31,021,819)	(26,021,069)
Net unrealized appreciation (depreciation) of investments and debt	(123,688,072)	(1,072,637)	(8,727,689)

Total accumulated deficit – book basis	$(118,193,653)	$(24,530,519)	$(58,639,667)

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2015, 2014 and 2013 were solely from ordinary income and totaled $83.3 million, or $1.11 per share, $76.9 million, or $1.15 per share and $74.4 million, or $1.12 per share, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

9. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2015 and 2014, cash and cash equivalents consisted of $49.6 million and $66.5 million, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2015	2014	2013	2012	2011
Per Share Data:
Net asset value, beginning of year	$11.03	$10.49	$10.22	$10.13	$10.69
Net investment income (1)	1.10	1.06	1.01	1.08	1.25
Net realized and unrealized (loss) gain (1)	(1.24)	0.60	0.38	0.12	(1.01)

Net (decrease) increase in net assets resulting from operations (1)	(0.14)	1.66	1.39	1.20	0.24
Distributions of net investment income to stockholders (1), (2)	(1.11)	(1.15)	(1.12)	(1.13)	(1.10)
Repurchase of common stock (1)	0.04	—	—	—	—
Accretive (dilutive) effect of common stock issuance (1)	—	0.03	—	0.02	0.30

Net asset value, end of year	$9.82	$11.03	$10.49	$10.22	$10.13

Per share market value, end of year	$6.47	$10.91	$11.28	$10.61	$8.92

Total return (3)	(32.51)%	6.76%	17.37%	28.71%	(7.37)%
Shares outstanding at end of year	72,966,043	75,092,911	66,499,327	65,514,503	45,689,781

Ratio / Supplemental Data:
Ratio of operating expenses to average net assets (4)	6.81%	6.43%	6.31%	7.11%	7.28%
Ratio of Credit Facility related expenses to average net assets (5)	3.39%	3.83%	2.60%	3.08%	1.15%

Ratio of total expenses to average net assets (5)	10.20%	10.26%	8.91%	10.19%	8.43%
Ratio of net investment income to average net assets	10.57%	9.55%	9.60%	10.32%	11.35%
Net assets at end of year	$716,590,542	$828,009,949	$697,506,199	$669,717,047	$462,657,196

Weighted average debt outstanding (5)	$580,367,750	$526,252,068	$363,246,849	$340,868,033	$278,294,433

Weighted average debt per share (5)	$7.76	$7.85	$5.47	$6.44	$6.60
Asset coverage per unit (6)	$2,569	$3,198	$4,261	$5,636	$2,937
Average market value per unit (7)	$25.13	$24.51	24.79	N/A	N/A
Portfolio turnover ratio	30.17%	50.66%	40.91%	22.81%	40.89%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)	Includes SBA debentures outstanding.
(6)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.
(7)	The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

11. DEBT

Our annualized weighted average cost of debt for the fiscal years ended September 30, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.54% and 3.85%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of September 30, 2015, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2015 and 2014, there was $136.9 million (including a temporary draw of $30.0 million) and $55.2 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate at the time of 3.07% and 2.80%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2015 and 2014. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $225.0 million in the aggregate.

As of September 30, 2015 and 2014, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. Both SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Issuance Dates	Maturity	Fixed All-In Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1) Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2015, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of September 2015 and 2014, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes is paid semi-annually on April 1and October 1, at a rate of 4.50% per year, beginning on April 1, 2015. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of September 2015 and 2014, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedule of Investments. As of September 30, 2015 and 2014, we had $19.7 million and $15.3 million, respectively, in commitments to fund investments.

We sold our controlled affiliate SPH in September 2015. Prior to the sale, we, in the ordinary course of business, guaranteed certain obligations of SPH, and certain guaranties survived the sale. The guaranties are only triggered if there were administrative errors in acquiring assets which SPH subsequently sold or securitized. As of September 30, 2015, our maximum guaranty is $8.4 million. Based on SPH’s and industry historical loss rates we believe the risk of loss is remote, thus, we have not recorded a liability associated with the guaranties. The current guaranties will decline over time.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2015

13. STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the fiscal year ended September 30, 2015, we repurchased 2,126,868 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $17.9 million. During the fiscal year ended September 30, 2014, we did not make any repurchases of our common stock.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$39,122	$40,641	$42,661	$39,205
Net investment income	$20,031	$20,654	$22,096	$19,477
Net realized and unrealized loss	$(18,646)	$(15,718)	$(14,717)	$(43,423)
Net increase (decrease) in net assets resulting from operations	$1,385	$4,936	$7,379	$(23,946)
Net increase (decrease) in net assets resulting from operations per common share *	$0.02	$0.07	$0.10	$(0.32)
Net asset value per share at the end of the quarter	$9.82	$10.04	$10.25	$10.43
Market value per share at the end of the quarter	$6.47	$8.78	$9.05	$9.53

	2014
	Q4	Q3	Q2	Q1
Total investment income	$40,144	$35,474	$37,879	$34,439
Net investment income	$20,148	$13,197	$20,029	$17,955
Net realized and unrealized (loss) gain	$(21,250)	$18,753	$20,652	$21,500
Net (decrease) increase in net assets resulting from operations	$(1,102)	$31,949	$40,681	$39,455
Net (decrease) increase in net assets resulting from operations per common share *	$(0.02)	$0.48	$0.61	$0.59
Net asset value per share at the end of the quarter	$11.03	$11.33	$11.13	$10.80
Market value per share at the end of the quarter	$10.91	$11.46	$11.05	$11.60

	2013
	Q4	Q3	Q2	Q1
Total investment income	$31,447	$33,725	$31,057	$32,958
Net investment income	$17,099	$17,655	$14,063	$18,181
Net realized and unrealized gain (loss)	$5,379	$(3,869)	$12,910	$10,360
Net increase in net assets resulting from operations	$22,479	$13,786	$26,972	$28,541
Net increase in net assets resulting from operations per common share *	$0.33	$0.21	$0.41	$0.44
Net asset value per share at the end of the quarter	$10.49	$10.43	$10.50	$10.38
Market value per share at the end of the quarter	$11.28	$11.05	$11.30	$11.00

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 45 of this Form 10-K, is incorporated by reference herein.

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

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 44.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Pre-Effective Amendment No.1 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on March 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 13, 2013).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

4.2	Base Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(8) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013.

4.3	First Supplemental Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(9) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013.

4.4	Form of 6.25% Senior Notes due 2025 (included as part of Exhibit 4.3).

4.5	Second Supplemental Indenture, dated as of September 23, 2014, relating to the 4.50% Notes due 2019, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99 (d)(11) to the Registrant’s Post-Effective Amendment No. 2 to Form N-2 (File No. 333-192782), filed on September 23, 2014.

4.6	Form of 4.50% Notes due 2019 (included as part of Exhibit 4.5).

10.1	Form of Investment Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 99(g) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Form of Administration Agreement between the Registrant and PennantPark Investment Administration LLC (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2014, among PennantPark Investment Corporation, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 30, 2014).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1 *	Joint Code of Ethics of the Registrant.

21.1 *	Subsidiaries of the Registrant.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 10, 2015

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 10, 2015

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 10, 2015

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 10, 2015

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 10, 2015

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 10, 2015