Form 10-Q
period 2015-12-31
PENNANTPARK INVESTMENT CORP
filed 2016-02-03
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 3, 2016 was 71,745,710.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC LP, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a Small Business Investment Company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refers, collectively, to our 2025 Notes and our 2019 Notes; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015 (unaudited)	September 30, 2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,044,859,200 and $1,138,155,969, respectively)	$987,155,675	$1,096,719,079
Non-controlled, affiliated investments (cost—$224,197,965 and $133,693,295, respectively)	169,815,076	95,503,104
Controlled, affiliated investments (cost—$157,881,319 and $152,387,898, respectively)	104,913,610	106,825,650

Total of investments (cost—$1,426,938,484 and $1,424,237,162, respectively)	1,261,884,361	1,299,047,833
Cash and cash equivalents (cost—$26,281,577 and $49,637,415, respectively)	26,254,919	49,619,256
Interest receivable	7,003,999	7,590,197
Prepaid expenses and other assets	4,376,249	8,790,944

Total assets	1,299,519,528	1,365,048,230

Liabilities
Distributions payable	20,088,799	20,430,492
Payable for investments purchased	11,748,499	3,591,177
Credit Facility payable (par—$142,995,323 and $136,864,300, respectively) (See Notes 5 and 10)	134,682,108	132,356,860
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	249,247,500	253,102,500
SBA debentures payable (par—$150,000,000) (See Notes 5 and 10)	146,412,932	146,269,957
2025 Notes payable (par—$71,250,000) (See Notes 5 and 10)	71,136,000	71,136,000
Management fee payable, net (See Note 3)	5,464,856	6,602,029
Performance-based incentive fee payable, net (See Note 3)	3,188,452	5,007,792
Interest payable on debt	6,238,580	7,638,514
Accrued other expenses	4,002,403	2,322,367

Total liabilities	652,210,129	648,457,688

Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,745,710 and 72,966,043 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	71,746	72,966
Paid-in capital in excess of par value	826,275,288	834,711,229
Distributions in excess of net investment income	(16,682,155)	(13,424,886)
Accumulated net realized (loss) gain on investments	(6,455,658)	18,919,305
Net unrealized depreciation on investments	(165,079,537)	(125,207,012)
Net unrealized depreciation on debt	9,179,715	1,518,940

Total net assets	$647,309,399	$716,590,542

Total liabilities and net assets	$1,299,519,528	$1,365,048,230

Net asset value per share	$9.02	$9.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$28,218,030	$34,861,628
Other income	1,667,653	1,578,838
From non-controlled, affiliated investments:
Interest	2,180,576	1,485,410
From controlled, affiliated investments:
Interest	3,197,033	1,278,796

Total investment income	35,263,292	39,204,672

Expenses:
Base management fee (See Note 3)	6,505,780	6,796,751
Performance-based incentive fee (See Note 3)	3,795,782	4,869,218
Interest and expenses on debt (See Note 10)	6,726,325	6,515,331
Administrative services expenses (See Note 3)	867,500	857,064
Other general and administrative expenses	884,629	689,436

Expenses before management fee waiver and provision for taxes	18,780,016	19,727,800

Management fee waiver (See Note 3)	(1,648,254)	—
Provision for taxes	1,300,000	—

Net expenses	18,431,762	19,727,800

Net investment income	16,831,530	19,476,872

Realized and unrealized loss on investments and debt:
Net realized (loss) gain on investments	(25,374,963)	8,626,139
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(16,742,815)	(53,059,559)
Non-controlled and controlled, affiliated investments	(23,129,710)	(104,773)
Debt depreciation (See Notes 5 and 10)	7,660,775	1,115,627

Net change in unrealized depreciation on investments and debt	(32,211,750)	(52,048,705)

Net realized and unrealized loss from investments and debt	(57,586,713)	(43,422,566)

Net decrease in net assets resulting from operations	$(40,755,183)	$(23,945,694)

Net decrease in net assets resulting from operations per common share (See Note 7)	$(0.56)	$(0.32)

Net investment income per common share	$0.23	$0.26

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net decrease in net assets from operations:
Net investment income	$16,831,530	$19,476,872
Net realized (loss) gain on investments	(25,374,963)	8,626,139
Net change in unrealized depreciation on investments	(39,872,525)	(53,164,332)
Net change in debt depreciation	7,660,775	1,115,627

Net decrease in net assets resulting from operations	(40,755,183)	(23,945,694)

Distributions to stockholders:	(20,088,799)	(21,026,015)

Capital transactions:
Repurchase of common stock	(8,437,161)	—

Net decrease in net assets	(69,281,143)	(44,971,709)

Net assets:
Beginning of period	716,590,542	828,009,949

End of period	$647,309,399	$783,038,240

Distributions in excess of net investment income, at end of period	$(16,682,155)	$(13,351,723)

Capital share activity:
Shares of common stock repurchased	(1,220,333)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(40,755,183)	$(23,945,694)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Net change in net unrealized depreciation on investments	39,872,525	53,164,332
Net change in unrealized depreciation on debt	(7,660,775)	(1,115,627)
Net realized loss (gain) on investments	25,374,963	(8,626,139)
Net accretion of discount and amortization of premium	(1,554,643)	(1,673,625)
Purchases of investments	(130,317,861)	(158,912,670)
Payment-in-kind income	(4,512,413)	(1,402,599)
Proceeds from dispositions of investments	108,068,736	79,285,499
Decrease in interest receivable	586,198	1,109,032
Decrease (increase) in prepaid expenses and other assets	4,414,695	(234,197)
Increase (decrease) in payable for investments purchased	8,157,322	(4,432,500)
(Decrease) increase in interest payable on debt	(1,399,934)	4,542,813
Amortization of deferred financing costs	142,975	138,213
(Decrease) increase in management fee payable	(1,137,173)	411,648
(Decrease) increase in performance-based incentive fee payable	(1,819,340)	246,464
Increase (decrease) in accrued other expenses	1,680,036	(391,360)

Net cash used by operating activities	(859,872)	(61,836,410)

Cash flows from financing activities:
Repurchase of common stock (See Note 12)	(8,437,161)	—
Distributions paid to stockholders	(20,430,492)	(21,026,015)
Borrowings under Credit Facility (See Note 10)	202,316,923	257,000,000
Repayments under Credit Facility (See Note 10)	(196,185,900)	(186,344,800)

Net cash (used) provided by financing activities	(22,736,630)	49,629,185

Net decrease in cash equivalents	(23,596,502)	(12,207,225)
Effect of exchange rate changes on cash	232,165	17,791
Cash and cash equivalents, beginning of period	49,619,256	66,518,682

Cash and cash equivalents, end of period	$26,254,919	$54,329,248

Supplemental disclosure of cash flow information:
Interest paid	$7,983,284	$1,834,305

Taxes paid	$4,760	$—

Non-cash exchanges and conversions	$39,438,420	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—152.5% (1), (2)
First Lien Secured Debt—52.6%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		22,536,541	$22,011,222	$22,536,541
AKA Diversified Holdings, Inc.	04/02/2018	Retail	14.25%		P+1,075	(8)	43,891,060	43,594,482	44,628,317
AKA Diversified Holdings, Inc. (Revolver) (9)	04/02/2018	Retail	—		—		4,371,469	—	73,429
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,513,309	23,203,997	22,602,169
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,318,750	9,134,629	7,958,213
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,337,500	9,151,958	10,327,275
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,466,250	4,409,769	4,466,250
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		25,371,299	25,135,901	24,863,873
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		21,504,514	21,210,963	20,509,555
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	4,670,286
New Gulf Resources, LLC	12/30/2016	Oil and Gas	11.00%		L+1,000		9,622,484	9,342,712	9,333,809
New Gulf Resources, LLC (9)	12/30/2016	Oil and Gas	—		—		3,499,085	—	(104,973)
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,141,266	10,972,500
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%		L+750		13,422,603	13,331,344	13,369,057
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,632,091	19,071,177	19,533,930
Sunborn International (UK) Limited (10), (12), (13)	09/28/2018	Hotels, Motels, Inns and Gaming	13.00 (PIK 0.50	% %)	L+1,250	(8)	19,973,099	30,110,483	29,444,523
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	11.25%		L+1,075		37,940,000	37,183,612	37,181,200
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.09%		L+1,050	(8)	24,175,647	38,494,147	34,656,440
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,717,188	8,717,187	8,717,188
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		14,986,024	14,743,980	14,881,899

Total First Lien Secured Debt								348,615,679	340,621,481

Second Lien Secured Debt—69.7%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	17,780,000
Balboa Capital Corporation (13)	03/04/2022	Financial Services	13.00%		—		19,000,000	18,727,990	18,810,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	12.25 (PIK 2.50	% %)	L+1,100		26,587,601	25,339,578	16,750,188
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,166,401	39,187,500
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,391,420	4,391,422	1,536,997
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,501,824	34,170,000
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		51,775,000	51,228,987	51,775,000
Language Line, LLC	07/07/2022	Personal, Food and Miscellaneous Services	10.75%		L+975		40,312,500	39,718,662	39,607,031
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	14.00 (PIK 14.00	% %)	—		12,706,250	12,521,251	3,176,563
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	—	(6)	—		45,000,000	44,698,346	9,000,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,892,844	40,425,000
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	75,540,183
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		19,698,091	19,484,555	19,254,884
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,135,923	56,182,500
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		28,500,000	28,097,114	27,930,000

Total Second Lien Secured Debt								514,304,897	451,125,846

Subordinated Debt/Corporate Notes—20.5%
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,828,526	8,735,254
Cascade LP Holdings, LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	31,988,527	32,348,797
Cascade LP Holdings, LLC (9)	02/20/2017	Environmental Services	—		—		5,924,447	—	74,056
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.50 (PIK 2.25	% %)	—		10,861,600	10,734,102	10,103,260
Goldsun Trading Limited (10), (12), (13)	02/19/2018	Healthcare, Education and Childcare	14.50 (PIK 6.00	% %)	L+1,000		8,009,405	11,748,499	11,748,499
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—		15,000,000	14,856,280	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	—	(6)	—		15,204,289	14,829,719	304,086
Randall-Reilly, LLC	04/15/2019	Other Media	12.50	%(7)	—		42,275,000	41,666,714	41,287,955
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,064,293	13,167,000

Total Subordinated Debt/Corporate Notes								147,716,660	132,768,907

Preferred Equity/Partnership Interests—2.0% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	142,559
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	981,217
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,277,100
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	27,664
J.A. Cosmetics US, Inc.	—	Consumer Products	8.00%		—		3,397	3,397,484	3,945,285
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—		1,197	1,197,000	1,325,521
vRide Holdings, Inc.	—	Personal Transportation	8.00%		—		1,966,667	2,102,669	4,153,860

Total Preferred Equity/Partnership Interests								10,234,324	12,853,206

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—7.7% (6)
A2Z Wireless Holdings, Inc.	—	Retail	—		—	1,736	$445,500	$3,348,490
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	—	—
Alegeus Technologies Holding Corp.	—	Financial Services	—		—	1	950	982
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	877,547
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (11) (Intermediate Transportation 100, L.L.C.)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade LP Holdings, LLC (11)	—	Environmental Services	—		—	23,600	2,360,000	5,051,127
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—		—	1,745,639	1,745,639	2,125,981
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	1,355,316
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	3,520	171,601	191,822
HW Holdco, LLC	—	Other Media	—		—	388,378	—	2,991,975
J.A. Cosmetics US, Inc.	—	Consumer Products	—		—	252	2,516	2,919,354
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—		—	1,079,920	1,236,832	7,394,785
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—		—	1,079,920	1,028,807	1,028,807
LaMi Acquisition, LLC (11)	—	Distribution	—		—	16	383,447	402,415
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—		—	1,000,000	1,000,000	497,345
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	4,871,242
New Gulf Resources, LLC (Warrants) (11)	05/09/2024	Oil and Gas	—		—	13,500	495,000	—
Patriot National, Inc.	—	Insurance	—		—	100,885	238,037	676,938
Power Products Holdings, LLC, Class A Units (11)	—	Electronics	—		—	1,350,000	901,263	1,161,801
Power Products Holdings, LLC, Class B Units (11)	—	Electronics	—		—	150,000	142,300	1,735,242
Ride Group Parent, Inc.	—	Personal Transportation	—		—	1,870,331	148,998	136,735
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,330	133,000	552,741
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—		—	211,797	793,873	3,840,699
vRide Holdings, Inc.	—	Personal Transportation	—		—	9,882	11,314	20,872
VText Holdings, Inc.	—	Business Services	—		—	35,526	4,050,000	8,604,019

Total Common Equity/Partnership Interests/Warrants							23,987,640	49,786,235

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							1,044,859,200	987,155,675

Investments in Non-Controlled, Affiliated Portfolio Companies—26.2% (1), (2)
First Lien Secured Debt—7.1%
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,700,000	23,232,501	23,226,000
Corfin Industries LLC (Revolver) (9)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00	%(7)	L+1,050	23,514,911	23,310,425	22,809,464

Total First Lien Secured Debt							46,542,926	46,035,464

Second Lien Secured Debt—3.8%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	16,645,581	15,319,980
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,248,261	9,127,448

Total Second Lien Secured Debt							25,893,842	24,447,428

Subordinated Debt/Corporate Notes—6.2%
Affinion International Holdings Limited	07/30/2018	Consumer Products	7.50 (PIK 7.50	% %)	—	9,517,000	8,262,106	8,089,450
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	13,484,832	13,484,833	4,449,995
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,743,871	27,795,516

Total Subordinated Debt/Corporate Notes							49,490,810	40,334,961

Preferred Equity—0.8% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—8.3% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	30,716,781
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,973	205,802
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	1,125,000
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—		—	11,250	—	—
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	12,271,800
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	5,020,615
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	2,810,881
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	1,592,315

Total Common Equity/Partnership Interests/Warrants							82,211,047	53,743,194

Total Investments in Non-Controlled, Affiliated Portfolio Companies							224,197,965	169,815,076

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—16.2% (1), (2)
First Lien Secured Debt—14.0%
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	10.00 (PIK 10.00	% %)	L+800	78,395,067	$77,210,954	$66,635,807
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	23,880,294	21,886,532	23,880,294

Total First Lien Secured Debt							99,097,486	90,516,101

Second Lien Secured Debt—0.9%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	5,986,614	5,986,614	5,986,614
Superior Digital Displays, LLC (9)	07/01/2019	Media	—		—	275,000	—	—

Total Second Lien Secured Debt							5,986,614	5,986,614

Preferred Equity—0.1% (6)
Superior Digital Display Holdings, Inc.	—	Media	15.00%		—	37,046	5,000,000	868,701

Common Equity—1.2% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	7,542,194
RAM Energy Holdings LLC	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	7,542,194

Total Investments in Controlled, Affiliated Portfolio Companies							157,881,319	104,913,610

Total Investments—194.9%							1,426,938,484	1,261,884,361

Cash and Cash Equivalents—4.1%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							2,952,475	2,952,475
BNY Mellon Cash Reserve and Cash							23,329,102	23,302,444

Total Cash and Cash Equivalents							26,281,577	26,254,919

Total Investments and Cash Equivalents—199.0%							$1,453,220,061	$1,288,139,280

Liabilities in Excess of Other Assets—(99.0%)								(640,829,881)
Net Assets—100.0%								$647,309,399

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.
(13)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—153.0% (1), (2) First Lien Secured Debt—39.1%
Aircell Business Aviation Services LLC	03/21/2018	Communications	11.25%		L+975		22,689,469	$22,109,951	$23,483,601
AKA Diversified Holdings, Inc.	04/02/2018	Retail	11.97%		L+1,175	(8)	44,459,443	43,751,988	45,126,826
AKA Diversified Holdings, Inc. (Revolver) (9)	04/02/2018	Retail	—		—		4,371,469	—	65,620
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,573,292	23,268,725	23,180,325
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,477,500	4,418,746	4,477,500
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		25,500,000	25,254,194	25,500,000
K2 Pure Solutions NoCal, L.P.	08/19/2019	Chemicals, Plastics and Rubber	11.00%		L+1,000		21,644,154	21,333,439	20,091,220
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	9.63%		—		5,626,850	5,626,850	5,007,897
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,137,010	11,970,000
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%		L+750		13,435,343	13,339,249	13,407,176
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		19,704,329	19,043,541	17,733,896
Sunborn International (UK) Limited (10), (12), (13)	09/28/2018	Hotels, Motels, Inns and Gaming	13.00 (PIK 0.50	% %)	L+1,250	(8)	19,947,600	30,053,647	29,873,876
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.08%		L+1,050	(8)	24,386,987	38,764,474	36,411,706
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,739,063	8,739,063	8,739,062
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00%		L+1,150		15,297,762	15,036,838	15,308,835

Total First Lien Secured Debt								284,877,715	280,377,540

Second Lien Secured Debt—83.7%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700		18,000,000	16,544,788	16,076,340
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	24,130,000
Ascensus, Inc.	12/02/2020	Financial Services	9.00%		L+800		15,500,000	15,322,421	15,441,875
Balboa Capital Corporation (13)	03/04/2022	Financial Services	13.00%		—		19,000,000	18,721,641	18,810,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	12.25 (PIK 2.50	% %)	L+1,100		26,484,773	25,150,663	20,393,275
Foundation Building Materials, LLC	04/30/2019	Building Materials	13.25%		P+1,000		45,000,000	44,625,152	45,900,000
Foundation Building Materials, LLC	04/30/2019	Building Materials	14.25 (PIK 1.00	% %)	P+1,100		33,109,864	32,588,028	33,772,061
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,088,044	40,012,500
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,391,420	4,391,422	1,229,598
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,476,169	34,340,000
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		48,765,129	48,307,757	48,765,129
Language Line, LLC	07/07/2022	Personal, Food and Miscellaneous Services	10.75%		L+975		40,312,500	39,711,804	40,211,719
Linc USA GP and Linc Energy Finance (USA), Inc. (5)	10/31/2017	Oil and Gas	12.50	%(7)	—		11,875,000	11,667,848	9,143,751
New Gulf Resources, LLC (5)	05/15/2019	Oil and Gas	—	(6)	—		45,000,000	44,698,345	31,500,000
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,883,259	40,425,000
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	75,586,475
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		19,698,091	19,478,649	19,615,950
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,098,358	56,608,125
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		28,500,000	28,082,664	28,001,250

Total Second Lien Secured Debt								619,237,012	599,963,048

Subordinated Debt/Corporate Notes—20.7%
Affinion Group Holdings, Inc.	09/14/2018	Consumer Products	—	(6)	—		41,389,881	37,715,391	15,728,155
Affinion Investments LLC	08/15/2018	Consumer Products	—	(6)	—		21,625,412	18,687,177	14,489,026
Alegeus Technologies, LLC	02/15/2019	Financial Services	12.00%		—		8,930,000	8,819,557	8,872,566
Cascade LP Holdings, LLC	08/20/2021	Environmental Services	12.00%		—		27,475,553	26,893,410	26,926,042
Cascade LP Holdings, LLC (9)	02/20/2017	Environmental Services	—		—		11,124,447	—	27,811
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00 (PIK 1.75%	% )	—		10,800,349	10,664,093	10,628,485
MSPark, Inc.	06/15/2017	Printing and Publishing	14.50	%(7)	—		15,000,000	14,836,009	15,000,000
New Gulf Resources, LLC (5)	11/15/2019	Oil and Gas	—	(6)	—		15,204,289	14,829,719	1,520,429
Randall-Reilly, LLC	04/15/2019	Other Media	12.50	%(7)	—		42,275,000	41,618,180	41,892,583
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,057,260	13,167,000

Total Subordinated Debt/Corporate Notes								187,120,796	148,252,097

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—13.3% (1), (2)
First Lien Secured Debt—3.2%
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00	%(7)	L+1,050	23,514,911	23,285,423	23,044,613

Second Lien Secured Debt—1.3%
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,237,014	9,127,448
EnviroSolutions Real Property Holdings, Inc. (9)	12/31/2015	Environmental Services	—		—	758,850	—	—

Total Second Lien Secured Debt							9,237,014	9,127,448

Subordinated Debt/Corporate Notes—4.8%
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	13,092,070	13,092,071	6,284,194
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,702,867	27,931,507

Total Subordinated Debt/Corporate Notes							40,794,938	34,215,701

Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—3.3% (6)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	11,337,381
NCP-Performance, L.P.	—	Leisure, Amusement, Motion Pictures and Entertainment	—		—	375,000	3,750,000	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	4,457,055
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,619	6,178,645
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	1,888,232

Total Common Equity/Partnership Interests/Warrants							40,316,580	23,861,313

Total Investments in Non-Controlled, Affiliated Portfolio Companies							133,693,295	95,503,104

Investments in Controlled, Affiliated Portfolio Companies—15.0% (1), (2)
First Lien Secured Debt—13.4%
RAM Energy LLC, Tranche A	07/18/2019	Energy and Utilities	10.00% (PIK 10.00%)		L+800	76,425,000	75,177,005	72,759,582
Superior Digital Displays, LLC	12/31/2018	Media	14.00% (PIK 14.00%)		L+1,300	23,055,423	20,951,257	23,055,423

Total First Lien Secured Debt							96,128,262	95,815,005

Second Lien Secured Debt—0.5%
Superior Digital Displays, LLC	07/01/2019	Media	16.00% (PIK 16.00%)		L+1,500	3,462,417	3,462,417	3,462,417
Superior Digital Displays, LLC (9)	07/01/2019	Media	—		—	2,575,000	—	—

Total Second Lien Secured Debt							3,462,417	3,462,417

Preferred Equity—0.1% (6)
Superior Digital Display Holdings, Inc.	—	Media	15.00%		—	37,046	5,000,000	648,021

Common Equity—1.0% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	6,900,207
RAM Energy Holdings LLC (f/k/a RAM Energy, LLC)	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	6,900,207

Total Investments in Controlled, Affiliated Portfolio Companies							152,387,898	106,825,650

Total Investments—181.3%							1,424,237,162	1,299,047,833

Cash and Cash Equivalents—6.9%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							4,564,638	4,564,638
BNY Mellon Cash Reserve and Cash							45,072,777	45,054,618

Total Cash and Cash Equivalents							49,637,415	49,619,256

Total Investments and Cash Equivalents—188.2%							$1,473,874,577	$1,348,667,089

Liabilities in Excess of Other Assets—(88.2%)								(632,076,547)
Net Assets—100.0%								$716,590,542

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.
(13)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

DECEMBER 31, 2015

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c)   Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be subject to tax as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we do not typically pay any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in an excise tax, or may incur taxes through our Taxable Subsidiaries and have accrued $1.3 million and zero for taxes for the three month periods ended December 31, 2015 and 2014, respectively.

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

DECEMBER 31, 2015

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee, or collectively referred to as Management Fees.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2015 and through December 31, 2016, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of base management fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) as of December 31, 2015. For the three months ended December 31, 2015 and 2014, the Investment Adviser earned a base management fee of $5.5 million (after a waiver of $1.0 million) and $6.8 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2015 and through December 31, 2016, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) as of December 31, 2015. For the three months ended December 31, 2015 and 2014, the Investment Adviser earned an incentive fee of $3.2 million (after a waiver of $0.6 million) and $4.9 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2015 and 2014, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2015 and 2014, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and therefore resulted in no accrual for capital gains incentive fees.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2015 and 2014, the Investment Adviser was reimbursed $0.3 million and $0.7 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2015 and 2014 totaled $134.8 million and $160.3 million, respectively. Sales and repayments of investments for the same periods totaled $108.1 million and $79.3 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2015		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$494,256,091	$477,173,046	$404,291,400	$399,237,158
Second lien	546,185,353	481,559,888	631,936,443	612,552,913
Subordinated debt / corporate notes	197,207,470	173,103,868	227,915,734	182,467,798
Equity and partnership interests	189,289,570	130,047,559	160,093,585	104,789,964

Total investments	1,426,938,484	1,261,884,361	1,424,237,162	1,299,047,833

Cash and cash equivalents	26,281,577	26,254,919	49,637,415	49,619,256

Total investments, cash and cash equivalents	$1,453,220,061	$1,288,139,280	$1,473,874,577	$1,348,667,089

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	December 31, 2015	September 30, 2015
Hotels, Motels, Inns and Gaming	14%	14%
Personal, Food and Miscellaneous Services	11	11
Consumer Products	10	8
Business Services	6	6
Energy and Utilities	5	6
Environmental Services	5	4
Oil and Gas	5	6
Aerospace and Defense	4	2
Distribution	4	4
Manufacturing / Basic Industries	4	1
Media	4	4
Other Media	4	3
Retail	4	4
Auto Sector	3	2
Buildings and Real Estate	3	3
Building Materials	2	9
Chemicals, Plastics and Rubber	2	2
Communications	2	2
Electronics	2	1
Financial Services	2	3
Other	4	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC 820, Fair Value Measurement, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting date.

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information, disorderly transactions or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence was available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable orderly market-based transactions for the same or similar assets or other relevant observable market-based inputs that may be used in pricing an asset.

Our investments are generally structured as debt and equity investments in the form of senior secured debt, mezzanine debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments valued using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2015 and 2014, our ability to observe valuation inputs resulted in one reclassification of an asset from Level 2 to 1 and one reclassification of an asset from Level 2 to 3, respectively.

In addition to using the above inputs in cash equivalents, investments, our Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids typically include a disclaimer, have no corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value on an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$137,100,605	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	994,736,197	Market Comparable	Market Yield	6.3% – 22.5% (13.3%)
Equity investments	129,370,621	Enterprise Market Value	EBITDA multiple	3.4x – 27.5x (9.3x)

Total Level 3 investments	$1,261,207,423

Long-Term Credit Facility	$134,682,108	Market Comparable	Market Yield	4.3%

Asset Category	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$281,455,418	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	912,802,451	Market Comparable	Market Yield	9.6% – 34.7% (14.1%)
Equity investments	2,715,722	Market Comparable	Broker/Dealer bids or quotes	N/A
Equity investments	100,453,864	Enterprise Market Value	EBITDA multiple	3.4x – 22.5x (9.2x)

Total Level 3 investments	$1,297,427,455

Long-Term Credit Facility	$132,356,860	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,131,836,802	$—	$—	$1,131,836,802
Equity investments	130,047,559	676,938	—	129,370,621

Total investments	1,261,884,361	676,938	—	1,261,207,423
Cash and cash equivalents	26,254,919	26,254,919	—	—

Total investments and cash and cash equivalents	$1,288,139,280	$26,931,857	$—	$1,261,207,423

Long-Term Credit Facility	$134,682,108	$—	$—	$134,682,108
2019 Notes	249,247,500	—	249,247,500	—
2025 Notes	71,136,000	71,136,000	—	—

Total debt	$455,065,608	$71,136,000	$249,247,500	$134,682,108

	Fair Value at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,194,257,869	$—	$—	$1,194,257,869
Equity investments	104,789,964	—	1,620,378	103,169,586

Total investments	1,299,047,833	—	1,620,378	1,297,427,455
Cash and cash equivalents	49,619,256	49,619,256	—	—

Total investments and cash and cash equivalents	$1,348,667,089	$49,619,256	$1,620,378	$1,297,427,455

Long-Term Credit Facility	$132,356,860	$—	$—	$132,356,860
2019 Notes	253,102,500	—	253,102,500	—
2025 Notes	71,136,000	71,136,000	—	—

Total debt	$456,595,360	$71,136,000	$253,102,500	$132,356,860

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(27,123,807)	1,691,446	(25,432,361)
Net unrealized depreciation	(35,926,407)	(3,177,458)	(39,103,865)
Purchases, PIK interest, net discount accretion and non-cash exchanges	104,756,425	31,628,493	136,384,918
Sales, repayments and non-cash exchanges	(104,127,278)	(3,941,446)	(108,068,724)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,131,836,802	$129,370,621	$1,261,207,423

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(59,533,459)	$2,796,027	$(56,737,432)

	Three Months Ended December 31, 2014
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized gains	495,299	8,308,938	8,804,237
Net unrealized depreciation	(47,106,810)	(1,622,841)	(48,729,651)
Purchases, PIK interest, net discount accretion and non-cash exchanges	140,464,187	5,704,999	146,169,186
Sales, repayments and non-cash exchanges	(65,951,718)	(13,520,558)	(79,472,276)
Transfers in/out of Level 3	29,146,379	—	29,146,379

Ending Balance	$1,218,523,236	$110,732,775	$1,329,256,011

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(47,853,929)	$3,534,841	$(44,319,088)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying / Fair Value
Long-Term Credit Facility	Three Months Ended December 31,
	2015	2014
Beginning Balance (cost – $106,864,300 and $305,226,300, respectively)	$102,356,860	$304,847,870
Net change in unrealized depreciation included in earnings	(3,805,775)	(2,740,127)
Borrowings (1)	126,316,923	116,000,000
Repayments (1)	(105,185,900)	(53,344,800)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $127,995,323 and $367,881,500, respectively)	$119,682,108	$364,762,943
Temporary draws outstanding, at cost	15,000,000	8,000,000

Ending Balance (cost – $142,995,323 and $375,881,500, respectively)	$134,682,108	$372,762,943

(1)	Excludes temporary draws.

As of December 31, 2015, we had outstanding non-U.S. dollar borrowings on our Credit Facility denominated in British Pounds. Net currency change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£48,000,000	$76,995,323	$70,762,032	January 4, 2016	$(6,233,291)

As of September 30, 2015, we had outstanding non-U.S. dollar borrowings on our Credit Facility denominated in British Pounds. Net currency change in fair value on these outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$46,864,300	$42,356,860	October 1, 2015	$(4,507,440)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2015 and 2014, our Credit Facility and our Notes had a net change in unrealized depreciation of $7.7 million and $1.1 million, respectively. As of December 31, 2015 and September 30, 2015, net unrealized depreciation on our Credit Facility and our Notes totaled $9.2 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2015 were as follows:

Name of Investment	Fair Value at September 30, 2015 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at December 31, 2015 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$6,900,207	$—	$—	$—	$7,542,194	$—
RAM Energy LLC	72,759,582	1,970,067	—	2,036,119	66,635,807	—
Superior Digital Displays Holdings, Inc.	27,165,861	3,349,068	—	1,160,914	30,735,609	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc. (3)	—	—	—	—	54,332,013	—
Corfin Industries LLC (3)	—	24,351,000	—	290,775	24,351,000	—
DirectBuy Holdings, Inc.	6,284,194	392,762	—	—	4,449,995	—
EnviroSolutions Holdings, Inc.	20,464,829	—	—	227,672	21,399,248	—
NCP-Performance, L.P.	—	—	—	—	—	—
PAS International Holdings, Inc.	11,432,674	—	—	—	8,064,910	—
Service Champ, Inc.	32,388,562	—	—	916,004	32,816,131	—
TRAK Acquisition Corp.	24,932,845	—	—	746,125	24,401,779	—

Total Controlled and Non-Controlled Affiliates	$202,328,754	$30,062,897	$—	$5,377,609	$274,728,686	$—

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2015.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2015	2014
Numerator for net decrease in net assets resulting from operations	$(40,755,183)	$(23,945,694)
Denominator for basic and diluted weighted average shares	72,740,547	75,092,911
Basic and diluted net decrease in net assets resulting from operations per share	$(0.56)	$(0.32)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2015 and September 30, 2015, cash and cash equivalents consisted of $26.3 million and $49.6 million, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$9.82	$11.03
Net investment income (1)	0.23	0.26
Net realized and unrealized loss (1)	(0.79)	(0.58)

Net decrease in net assets resulting from operations (1)	(0.56)	(0.32)
Distributions to stockholders (1), (2)	(0.28)	(0.28)
Repurchase of common stock (1)	0.04	—

Net asset value, end of period	$9.02	$10.43

Per share market value, end of period	$6.18	$9.53

Total return* (3)	(0.28)%	(10.06)%
Shares outstanding at end of period	71,745,710	75,092,911

Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	6.13%	6.49%
Ratio of interest and expenses on debt to average net assets	3.84%	3.20%

Ratio of total expenses to average net assets (5), (6)	9.97%	9.69%
Ratio of net investment income to average net assets (6)	10.17%	9.57%
Net assets at end of period	$647,309,399	$783,038,240

Weighted average debt outstanding (7)	$598,313,633	$562,649,862

Weighted average debt per share (1), (7)	$8.23	$7.49
Asset coverage per unit (8)	$2,422	$2,755
Portfolio turnover ratio	34.28%	24.04%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes debt related costs.

(5)	For the three months ended December 31, 2015, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 7.07% and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 10.91%.

(6)	Does not annualize provision for taxes.

(7)	Includes SBA debentures outstanding.

(8)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBIC LP’s SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the three months ended December 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.50% and 4.63%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of December 31, 2015, we have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2015 and September 30, 2015, there was $143.0 million (including a temporary draw of $15.0 million) and $136.9 million (including a temporary draw of $30.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.98% and 3.07%, exclusive of the fee on undrawn commitments. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2015

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and per recent regulatory changes, as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of December 31, 2015 and September 30, 2015, our SBIC Funds had $225.0 million and $150.0 million in debt commitments, respectively, and $150.0 million was drawn for each period. As of December 31, 2015 and September 30, 2015, the unamortized fees on the SBA debentures was $3.6 million and $3.7 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2015 and September 30, 2015 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate(1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2015, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of December 31, 2015 and September 30, 2015, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of December 31, 2015 and September 30, 2015, we had $71.3 million in aggregate principal amount of 2025 Notes outstanding. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2015 and September 30, 2015, we had $17.0 million and $19.7 million, respectively, in commitments to fund investments.

12. STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the three and nine months ended December 31, 2015, we repurchased 1.2 million and 3.3 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $8.4 million and $26.3 million, respectively. During the three and nine months ended December 31, 2014, we did not make any repurchases of our common stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2015, and the consolidated statements of operations, changes in net assets and cash flows for the three months ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2015, we expressed an unqualified opinion on those financial statements.

/s/ RSM US LLP

New York, New York

February 3, 2016

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing costs on financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing cost, as interest expense. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2015, our portfolio totaled $1,261.9 million and consisted of $477.2 million of senior secured debt, $481.6 million of second lien secured debt, $173.1 million of subordinated debt and $130.0 million of preferred and common equity. Our debt portfolio consisted of 75% variable-rate investments (including 69% with a LIBOR or prime floor) and 25% fixed-rate investments. As of December 31, 2015, we had three companies on non-accrual, representing 5.4% and 1.2% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $165.1 million as of December 31, 2015. Our overall portfolio consisted of 62 companies with an average investment size of $20.4 million, had a weighted average yield on debt investments of 12.2% and was invested 38% in senior secured debt, 38% in second lien secured debt, 14% in subordinated debt and 10% in preferred and common equity.

As of September 30, 2015, our portfolio totaled $1,299.0 million and consisted of $399.2 million of senior secured debt, $612.5 million of second lien secured debt, $182.5 million of subordinated debt and $104.8 million of preferred and common equity. Our debt portfolio consisted of 71% variable-rate investments (including 65% with a LIBOR or prime floor) and 29% fixed-rate investments. As of September 30, 2015, we had four companies on non-accrual, representing 9.4% and 5.5% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $125.2 million as of September 30, 2015. Our overall portfolio consisted of 61 companies with an average investment size of $21.3 million, had a weighted average yield on debt investments of 12.1% and was invested 31% in senior secured debt, 47% in second lien secured debt, 14% in subordinated debt and 8% in preferred and common equity.

For the three months ended December 31, 2015, we invested $130.3 million in four new and six existing portfolio companies with a weighted average yield on debt investments of 11.9%. Sales and repayments of investments for the three months ended December 31, 2015 totaled $108.1 million.

For the three months ended December 31, 2014, we invested $158.9 million in three new and five existing portfolio companies with a weighted average yield on debt investments of 12.6%. Sales and repayments of investments for the three months ended December 31, 2014 totaled $79.3 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2015 and 2014, our Credit Facility and our Notes had a net change in unrealized depreciation of $7.7 million and $1.1 million, respectively. As of December 31, 2015 and September 30, 2015, net unrealized depreciation on our Credit Facility and our Notes totaled $9.2 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA,” and we use the closing price on the exchange to determine their fair value.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities which we do not fair value are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends to our stockholders of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e. the excess, if any, of our capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus net capital gain income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in an excise tax, or may incur taxes through our Taxable Subsidiaries and have accrued $1.3 million and zero in taxes for the three months ended December 31, 2015 and 2014, respectively.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2015 and 2014.

Investment Income

Investment income for the three months ended December 31, 2015 was $35.3 million and was attributable to $12.9 million from senior secured debt, $17.4 million from second lien secured debt and $5.0 million from subordinated debt, respectively. Investment income for the three months ended December 31, 2014 was $39.2 million and was attributable to $14.6 million from senior secured debt, $15.9 million from second lien secured debt, $8.2 million from subordinated debt and $0.5 million from preferred and common equity. The decrease in investment income compared with the same period in the prior year was primarily due to a lower yielding portfolio.

Expenses

Expenses for the three months ended December 31, 2015 totaled $18.4 million. Base management fee for the same period totaled $5.5 million (after a base management fee waiver of $1.0 million), incentive fee totaled $3.2 million (after an incentive fee waiver of $0.6 million), debt related interest and expenses totaled $6.7 million, general and administrative expenses totaled $1.7 million and provision for taxes totaled $1.3 million. Expenses for the three months ended December 31, 2014 totaled $19.7 million. Base management fee for the same period totaled $6.8 million, incentive fee totaled $4.9 million, debt related interest and expenses totaled $6.5 million and general and administrative expenses totaled $1.5 million. The decrease in expenses compared with the same period in the prior year was primarily due to the Management Fee waivers and lower incentive fees offset by a higher provision for taxes.

Net Investment Income

Net investment income totaled $16.8 million, or $0.23 per share, for the three months ended December 31, 2015, and $19.5 million, or $0.26 per share, for the three months ended December 31, 2014. The decrease in net investment income per share compared to the same period in the prior year was primarily due to the repayments of higher yielding investments.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2015 totaled $108.1 million and realized losses totaled $25.4 million. Sales and repayments of investments totaled $79.3 million and realized gains totaled $8.6 million for the three months ended December 31, 2014. The increase in realized losses compared with the same period in the prior year was primarily due to the changes in market conditions of our investments and a higher volume of sales and repayments.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three months ended December 31, 2015 and 2014, we reported net unrealized depreciation on investments of $39.9 million and $53.2 million, respectively. As of December 31, 2015 and September 30, 2015, our net unrealized depreciation on investments totaled $165.1 million and $125.2 million, respectively. The net change in unrealized depreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments liquidated.

For the three months ended December 31, 2015 and 2014, we reported net unrealized depreciation on our Credit Facility and our Notes of $7.7 million and $1.1 million, respectively. The change compared with the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $(40.8) million, or $(0.56) per share, for the three months ended December 31, 2015. This compares to a net change in net assets resulting from operations of $(23.9) million, or $(0.32) per share, for the three months ended December 31, 2014. The decrease in the net change in net assets from operations compared with the same period in the prior year is primarily the result of changes in portfolio investment values during the reporting period.

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

As of December 31, 2015, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2015 and September 30, 2015, there was $143.0 million (including a temporary draw of $15.0 million) and $136.9 million (including a temporary draw of $30.0 million), respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate at the time of 2.98% and 3.07%, respectively, exclusive of the fee on undrawn commitments. The annualized weighted average cost of debt for the three months ended December 31, 2015 and 2014, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.50% and 4.63%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of December 31, 2015 and September 30, 2015, we had $402.0 million and $408.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of December 31, 2015, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Please see our base indenture filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013, or the Base Indenture, and the supplemental indenture filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes, after exercise of the over-allotment option, for net proceeds of $68.8 million after underwriting discounts and offering costs. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Our 2025 Notes trade on the NYSE under the symbol “PNTA.” Please see our Base Indenture and the supplemental indenture filed as Exhibit (d)(9) to our post-effective amendment filed on January 22, 2013 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program. For each of the three month periods ended December 31, 2015 and 2014, we did not issue shares of common stock in connection with an equity offering.

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the three months ended December 31, 2015, we repurchased 1.2 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $8.4 million. During the three months ended December 31, 2014, we did not make any repurchases of our common stock.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2015. We have funded SBIC II with $37.5 million of equity capital and we received a commitment from the SBA to allow SBIC II to access $75.0 million in SBA debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and per recent regulatory changes, as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2015 and September 30, 2015, our SBIC Funds had $225.0 million in debt commitments and $150.0 million was drawn for each period. As of December 31, 2015 and September 30, 2015, the unamortized fees on the SBA debentures was $3.6 million and $3.7 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized. Our fixed-rate SBA debentures as of December 31, 2015 and September 30, 2015 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000

Weighted Average Rate / Total		3.70%	$150,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2015, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of December 31, 2015 and September 30, 2015, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At December 31, 2015 and September 30, 2015, we had cash and cash equivalents of $26.3 million and $49.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $0.9 million for the three months ended December 31, 2015, and our financing activities used cash of $22.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for our stock repurchase plan.

Our operating activities used cash of $61.8 million for the three months ended December 31, 2014, and our financing activities provided cash of $49.6 million for the same period, primarily from net borrowings under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2015, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$143.0	$—	$—	$143.0	$—
SBA debentures	150.0	—	—	0.5	149.5
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	614.3	—	—	393.5	220.8
Unfunded investments (2)	17.0	3.5	10.2	2.2	1.1

Total contractual obligations	$631.3	$3.5	$10.2	$395.7	$221.9

(1)	The annualized weighted average cost of debt as of December 31, 2015, excluding debt issuance costs, was 4.15% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016, PennantPark Investment Advisers serves as our Investment Adviser in accordance with the terms of that Investment Management Agreement. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, PennantPark Investment Advisers or PennantPark Investment Administration will be paid an additional amount based on the services provided, which amount will not in any case exceed the amount we receive from the portfolio companies for such services. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

During the three months ended December 31, 2015 and 2014, we declared distributions of $0.28 per share for each period for total distributions of $20.1 million and $21.0 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 6, 2016 and the repurchase of $35 million of common stock. During the three and nine months ended December 31, 2015, we repurchased 1.2 million and 3.3 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $8.4 million and $26.3 million, respectively. During the three and nine months ended December 31, 2014, we did not make any repurchases of our common stock.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, our debt portfolio consisted of 75% variable-rate investments (including 69% with a LIBOR or prime floor) and 25% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ 1,290	$ 0.02
Up 2%	$ 9,119	$ 0.13
Up 3%	$ 16,948	$ 0.24
Up 4%	$ 24,777	$ 0.35

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statements of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations, or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase plan are as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2015 through October 31, 2015	—	$	N/A	—	$11.2
November 1, 2015 through November 30, 2015	877,933		6.82	877,933	11.2
December 1, 2015 through December 31, 2015	342,400		7.22	342,400	8.7

Total	1,220,333			1,220,333

(1)	On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35.0 million of our outstanding common stock. Unless extended by our board of directors, the program will expire on the earlier of May 6, 2016 and the repurchase of $35.0 million of common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1*	First Amended and Restated Investment Advisory Management Agreement, dated as of February 2, 2016, between the Registrant and PennantPark Investment Advisers, LLC.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 3, 2016	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 3, 2016	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)