Form 10-Q
period 2016-06-30
PENNANTPARK INVESTMENT CORP
filed 2016-08-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2016 was 71,060,836.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016 (unaudited)	September 30, 2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$916,933,385 and $1,138,155,969, respectively)	$904,615,102	$1,096,719,079
Non-controlled, affiliated investments (cost—$261,810,939 and $133,693,295, respectively)	208,959,772	95,503,104
Controlled, affiliated investments (cost—$180,718,378 and $152,387,898, respectively)	123,006,217	106,825,650

Total of investments (cost—$1,359,462,702 and $1,424,237,162, respectively)	1,236,581,091	1,299,047,833
Cash and cash equivalents (cost—$38,106,415 and $49,637,415, respectively)	37,872,854	49,619,256
Interest receivable	7,396,797	7,590,197
Prepaid expenses and other assets	3,564,680	8,790,944

Total assets	1,285,415,422	1,365,048,230

Liabilities
Distributions payable	19,897,034	20,430,492
Payable for investments purchased	—	3,591,177
Credit Facility payable (cost—$117,143,923 and $136,864,300, respectively) (See Notes 5 and 10)	101,067,312	132,356,860
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	249,675,000	253,102,500
SBA debentures payable (par—$197,500,000 and $150,000,000, respectively) (See Notes 5 and 10)	193,073,622	146,269,957
2025 Notes payable (par—$71,250,000) (See Notes 5 and 10)	70,566,000	71,136,000
Base management fee payable, net (See Note 3)	5,200,087	6,602,029
Performance-based incentive fee payable, net (See Note 3)	3,393,005	5,007,792
Interest payable on debt	6,377,581	7,638,514
Accrued other expenses	611,269	2,322,367

Total liabilities	649,860,910	648,457,688

Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,060,836 and 72,966,043 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	71,061	72,966
Paid-in capital in excess of par value	822,532,643	834,711,229
Distributions in excess of net investment income	(17,850,376)	(13,424,886)
Accumulated net realized (loss) gain on investments	(63,173,143)	18,919,305
Net unrealized depreciation on investments	(123,111,284)	(125,207,012)
Net unrealized depreciation on debt	17,085,611	1,518,940

Total net assets	$635,554,512	$716,590,542

Total liabilities and net assets	$1,285,415,422	$1,365,048,230

Net asset value per share	$8.94	$9.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$26,432,244	$31,722,226	$81,300,064	$101,811,852
Other income	2,151,427	3,138,382	9,679,096	9,535,685
From non-controlled, affiliated investments:
Interest	3,458,232	4,263,709	8,956,381	7,000,896
Other income	61,094	159,437	80,521	159,437
From controlled, affiliated investments:
Interest	3,436,797	1,357,778	9,895,449	3,998,887

Total investment income	35,539,794	40,641,532	109,911,511	122,506,757

Expenses:
Base management fee (See Note 3)	6,190,579	6,497,136	18,811,434	20,093,624
Performance-based incentive fee (See Note 3)	4,039,292	5,163,582	12,607,547	15,556,767
Interest and expenses on debt (See Note 10)	7,005,077	6,616,779	20,674,327	19,699,606
Administrative services expenses (See Note 3)	898,167	855,313	2,666,167	2,562,033
Other general and administrative expenses	899,508	854,397	2,721,700	2,367,661

Expenses before management fee waiver and provision for taxes	19,032,623	19,987,207	57,481,175	60,279,691

Management Fee waiver (See Note 3)	(1,636,779)	—	(5,027,041)	—
Provision for taxes	350,000	—	2,000,000	—

Net expenses	17,745,844	19,987,207	54,454,134	60,279,691

Net investment income	17,793,950	20,654,325	55,457,377	62,227,066

Realized and unrealized gain (loss) on investments and debt:
Net realized (loss) gain on investments	(45,507,467)	13,820,350	(82,092,448)	31,936,928
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	50,184,115	(24,919,481)	27,230,048	(102,855,290)
Controlled and non-controlled, affiliated investments	7,770,408	(5,260,674)	(25,134,320)	(5,258,057)
Debt (appreciation) depreciation (See Notes 5 and 10)	(2,408,132)	641,430	15,566,671	2,318,310

Net change in unrealized appreciation (depreciation) on investments and debt	55,546,391	(29,538,725)	17,662,399	(105,795,037)

Net realized and unrealized gain (loss) from investments and debt	10,038,924	(15,718,375)	(64,430,049)	(73,858,109)

Net increase (decrease) in net assets resulting from operations	$27,832,874	$4,935,950	$(8,972,672)	$(11,631,043)

Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.39	$0.07	$(0.12)	$(0.16)

Net investment income per common share	$0.25	$0.28	$0.77	$0.83

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Net decrease in net assets from operations:
Net investment income	$55,457,377	$62,227,066
Net realized (loss) gain on investments	(82,092,448)	31,936,928
Net change in unrealized appreciation (depreciation) on investments	2,095,728	(108,113,347)
Net change in unrealized depreciation on debt	15,566,671	2,318,310

Net decrease in net assets resulting from operations	(8,972,672)	(11,631,043)

Distributions to stockholders:	(59,882,867)	(62,844,746)

Capital transactions:
Repurchase of common stock (See Note 12)	(12,180,491)	(7,990,983)

Net decrease in net assets	(81,036,030)	(82,466,772)

Net assets:
Beginning of period	716,590,542	828,009,949

End of period	$635,554,512	$745,543,177

Distributions in excess of net investment income, at end of period	$(17,850,376)	$(12,420,260)

Capital share activity:
Shares of common stock repurchased	(1,905,207)	(833,213)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(8,972,672)	$(11,631,043)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(2,095,728)	108,113,347
Net change in unrealized depreciation on debt	(15,566,671)	(2,318,310)
Net realized loss (gain) on investments	82,092,448	(31,936,928)
Net accretion of discount and amortization of premium	(3,992,102)	(4,937,779)
Purchases of investments	(307,264,571)	(344,808,702)
Payment-in-kind income	(10,392,583)	(7,693,992)
Proceeds from dispositions of investments	304,104,246	289,545,505
Decrease (increase) in interest receivable	193,400	(147,839)
Decrease (increase) in prepaid expenses and other assets	5,226,264	(521,890)
(Decrease) increase in payable for investments purchased	(3,591,177)	43,190,530
(Decrease) increase in interest payable on debt	(1,260,933)	4,237,937
Amortization of deferred financing costs	455,540	413,353
(Decrease) increase in base management fee payable, net	(1,401,942)	112,034
(Decrease) increase in performance-based incentive fee payable, net	(1,614,787)	540,828
Decrease in accrued other expenses	(1,711,098)	(708,245)

Net cash provided by operating activities	34,207,634	41,448,806

Cash flows from financing activities:
Repurchase of common stock	(12,180,491)	(7,990,983)
Distributions paid to stockholders	(60,416,325)	(63,078,045)
Borrowings under SBA debentures	47,500,000	—
Deferred financing costs	(1,151,875)	—
Borrowings under Credit Facility	365,664,923	467,000,000
Repayments under Credit Facility	(385,385,300)	(420,689,600)

Net cash used by financing activities	(45,969,068)	(24,758,628)

Net (decrease) increase in cash equivalents	(11,761,434)	16,690,178
Effect of exchange rate changes on cash	15,032	120,112
Cash and cash equivalents, beginning of period	49,619,256	66,518,682

Cash and cash equivalents, end of period	$37,872,854	$83,328,972

Supplemental disclosure of cash flow information:
Interest paid	$21,479,719	$15,048,316

Taxes paid	$2,154,226	$60,808

Non-cash exchanges and conversions	$60,438,396	$19,765,183

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—142.3% (1), (2)
First Lien Secured Debt—43.2%
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,393,344	$23,113,334	$21,902,018
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,206,250	9,037,320	9,048,435
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,262,500	9,088,675	9,103,721
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,372,074	4,321,452	4,284,633
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		25,113,896	24,902,143	25,113,896
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900		14,522,529	14,269,911	14,166,684
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		38,883,238	38,353,399	38,883,238
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,150,328	12,397,500
Robertshaw US Holding Corp.	06/18/2019	Electronics	9.00%		L+750		13,252,937	13,173,859	13,252,937
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		18,306,549	17,973,854	18,215,017
Sunborn International (UK) Limited (10), (12), (13)	09/28/2018	Hotels, Motels, Inns and Gaming	13.01 (PIK 0.50	% %)	L+1,250	(8)	20,017,246	30,213,895	26,648,098
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	11.25%		L+1,075		30,590,164	30,025,040	30,546,118
Trust Inns Limited (10), (12), (13)	02/12/2020	Buildings and Real Estate	11.09%		L+1,050	(8)	22,562,950	36,015,363	29,289,923
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,673,438	8,673,437	8,673,437
U.S. Well Services, LLC	05/02/2019	Oil and Gas	12.00	%(7)	L+1,150		14,674,286	14,466,463	13,195,351

Total First Lien Secured Debt								287,778,473	274,721,006

Second Lien Secured Debt—75.2%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	11.50%		—		25,400,000	25,400,000	15,240,000
Balboa Capital Corporation (13)	03/04/2022	Financial Services	13.00%		—		19,000,000	18,744,147	19,000,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	—	(6)	—		26,925,057	25,422,260	14,808,781
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,330,448	38,362,500
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,632,948	3,739,797	1,667,861
J.A. Cosmetics Holdings, Inc.	07/31/2019	Consumer Products	11.00%		L+1,000		34,000,000	33,556,766	34,170,000
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		51,775,000	51,317,866	51,775,000
Language Line, LLC	07/07/2022	Personal, Food and Miscellaneous Services	10.75%		L+975		40,312,500	39,757,357	39,976,697
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.50%		L+1,050		26,425,000	25,907,825	25,896,500
Novitex Acquisition, LLC	07/07/2021	Business Services	11.75%		L+1,050		41,250,000	40,914,722	40,837,500
Parq Holdings Limited Partnership (10), (13)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	75,706,169
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		18,270,159	18,091,545	17,722,054
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,176,571	56,182,500
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	10.47%		L+875		28,500,000	28,126,488	28,761,345
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		18,375,000	17,756,552	18,007,500

Total Second Lien Secured Debt								499,242,344	478,114,407

Subordinated Debt/Corporate Notes—16.0%
Alegeus Technologies, LLC	02/15/2019	Financial Services	13.00%		L+1,200		8,930,000	8,834,499	8,791,947
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	32,040,288	32,348,797
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.50 (PIK 2.25	% %)	—		10,983,467	10,875,320	10,135,984
Goldsun Trading Limited (10), (12), (13)	02/19/2018	Healthcare, Education and Childcare	14.50 (PIK 6.00	% %)	L+1,000		8,250,821	12,118,330	10,945,519
Randall-Reilly, LLC	04/15/2020	Other Media	12.00%		—		26,500,000	26,622,740	26,251,345
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,080,883	13,300,000

Total Subordinated Debt/Corporate Notes								103,572,060	101,773,592

Preferred Equity/Partnership Interests—1.3% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	171,569
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	975,602
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,383,517
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	31,303
J.A. Cosmetics US, Inc.	—	Consumer Products	8.00%		—		3,397	2,511,333	3,213,422
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—		1,197	1,197,000	1,386,177

Total Preferred Equity/Partnership Interests								7,245,504	8,161,590

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—6.6% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—	1	950	977
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	967,929
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (11) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade Environmental LLC (11)	—	Environmental Services	—		—	23,600	2,360,000	5,020,913
CI (Galls) Prime Investment Holdings, LLC (11)	—	Distribution	—		—	1,745,639	1,745,639	3,525,392
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	1,897,583
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	3,520	171,601	311,193
HW Holdco, LLC	—	Other Media	—		—	388,378	—	3,385,512
J.A. Cosmetics US, Inc.	—	Consumer Products	—		—	252	1,860	3,519,921
Kadmon Holdings, LLC, Class A	—	Healthcare, Education and Childcare	—		—	1,079,920	1,236,832	3,628,553
Kadmon Holdings, LLC, Class D	—	Healthcare, Education and Childcare	—		—	1,079,920	1,028,807	1,028,807
LaMi Acquisition, LLC (11)	—	Distribution	—		—	19	493,280	517,143
Lariat ecoserv Co-Invest Holdings, LLC (11)	—	Environmental Services	—		—	1,000,000	1,000,000	268,405
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	5,137,074
Patriot National, Inc.	—	Insurance	—		—	100,885	238,038	825,239
Power Products Holdings, LLC, Class A Units (11)	—	Electronics	—		—	1,350,000	901,263	1,202,325
Power Products Holdings, LLC, Class B Units (11)	—	Electronics	—		—	150,000	142,300	2,540,408
Ride Group Parent, Inc.	—	Personal Transportation	—		—	1,870,331	148,998	130,319
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,330	133,000	918,335
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—		—	211,797	793,873	7,018,479

Total Common Equity/Partnership Interests/Warrants							19,095,004	41,844,507

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							916,933,385	904,615,102

Investments in Non-Controlled, Affiliated Portfolio Companies—32.9% (1), (2)
First Lien Secured Debt—8.4%
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,581,500	23,152,720	23,581,500
Corfin Industries LLC (Revolver) (9)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
PAS Technologies, Inc.	03/21/2017	Aerospace and Defense	6.01 (PIK 1.00	% %)	L+500	4,434,345	2,901,001	3,990,910
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	23,014,911	22,834,953	23,014,911
TRAK Acquisition Corp. (Revolver)	11/22/2016	Business Services	12.00%		L+1,050	3,000,000	3,000,000	3,000,000

Total First Lien Secured Debt							51,888,674	53,587,321
Second Lien Secured Debt—3.5%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	16,854,084	12,895,740
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,285,737	9,268,594

Total Second Lien Secured Debt							26,139,821	22,164,334
Subordinated Debt/Corporate Notes—11.6%
Affinion International Holdings Limited (5), (13)	07/30/2018	Consumer Products	7.50 (PIK 7.50	% %)	—	9,858,025	8,828,676	7,689,260
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	14,306,057	12,340,534	3,004,272
New Gulf Resources, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50 (PIK 12.50	% %)	—	24,531,068	36,287,549	35,079,427
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,805,299	27,862,349

Total Subordinated Debt/Corporate Notes							85,262,058	73,635,308

Preferred Equity—0.8% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—8.6% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	30,802,205
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,972	167,317
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	1,910,601
Corfin InvestCo, L.P. (9)	—	Aerospace and Defense	—		—	11,250	—	—
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	12,005,894
New Gulf Resources, LLC (11)	—	Oil and Gas	—		—	113,610	—	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	5,597,009
NGR Management Company LLC (11)	—	Oil and Gas	—		—	119,603	—	—
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	769,289
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	3,066,465
Total Common Equity/Partnership Interests/Warrants							78,461,046	54,318,780
Total Investments in Non-Controlled, Affiliated Portfolio Companies							261,810,939	208,959,772

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—19.4% (1), (2)
First Lien Secured Debt—14.8%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00 (PIK 10.00	% %)	L+800	82,497,790	$81,464,183	$68,060,677
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	25,600,396	23,803,645	25,600,396

Total First Lien Secured Debt							105,267,828	93,661,073

Second Lien Secured Debt—1.3%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	8,335,006	8,335,006	8,335,006

Preferred Equity—2.3% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	143,183	14,318,325	14,318,325
Superior Digital Displays Holdings, Inc.	—	Media	15.00%		—	37,046	5,000,000	98,514
Total Preferred Equity							19,318,325	14,416,839

Common Equity—1.0% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	6,593,299
RAM Energy Holdings LLC	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	6,593,299

Total Investments in Controlled, Affiliated Portfolio Companies							180,718,378	123,006,217

Total Investments—194.6%							1,359,462,702	1,236,581,091

Cash and Cash Equivalents—5.9%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							4,007,434	4,007,434
BNY Mellon Cash Reserve and Cash							34,098,981	33,865,420

Total Cash and Cash Equivalents							38,106,415	37,872,854

Total Investments and Cash Equivalents—200.5%							$1,397,569,117	$1,274,453,945

Liabilities in Excess of Other Assets—(100.5%)								(638,899,433)
Net Assets—100.0%								$635,554,512

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1 to the financial statements).
(12)	Par amount is denominated in British Pounds.
(13)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2015

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is payable in cash and/or PIK.
(8)	Coupon is not subject to a LIBOR or Prime rate floor.
(9)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(10)	Non-U.S. company or principal place of business outside the U.S.
(11)	Investment is held through a consolidated taxable subsidiary (See Note 1).
(12)	Par amount is denominated in British Pounds.
(13)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Our significant accounting policies consistently applied are as follows:

(a)   Investment Valuations

We expect that there may not be readily available market values for many of our investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

JUNE 30, 2016

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

(c)  Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be subject to tax as a RIC. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be subject to taxation as a RIC, we typically do not incur any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC, we may elect to retain a portion of our calendar year income, which may result in an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the three and nine months ended June 30, 2016, we accrued taxes of $0.4 million and $2.0 million, respectively. We accrued no taxes for either the three or nine month periods ended June 30, 2015.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. We do not consolidate the Taxable Subsidiaries for income tax purposes, but we do consolidate the results of these Taxable Subsidiaries for financial reporting purposes.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

JUNE 30, 2016

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2016 and through December 31, 2016, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2016, the Investment Adviser earned base management fees of $5.2 million (after a waiver of $1.0 million) and $15.8 million (after a waiver of $3.0 million), respectively, from us. For the three and nine months ended June 30, 2015, the Investment Adviser earned base management fees of $6.5 million and $20.1 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, fee waivers, if any, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and nine months ended June 30, 2016 and through December 31, 2016, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of incentive fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $3.4 million (after a waiver of $0.6 million) and $10.6 million (after a waiver of $2.0 million), respectively, from us. For the three and nine months ended June 30, 2015, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $5.2 million and $15.6 million, respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2016 and 2015, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2016 and 2015, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2016, the Investment Adviser was reimbursed $0.4 million and $2.9 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2015, the Investment Adviser was reimbursed $0.7 million and $3.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2016 totaled $94.7 million and $317.7 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $115.7 million and $352.5 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2016 totaled $103.1 million and $304.1 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $107.0 million and $289.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2016		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$444,934,975	$421,969,400	$404,291,400	$399,237,158
Second lien	533,717,171	508,613,747	631,936,443	612,552,913
Subordinated debt / corporate notes	188,834,118	175,408,900	227,915,734	182,467,798
Equity and partnership interests	191,976,438	130,589,044	160,093,585	104,789,964

Total investments	1,359,462,702	1,236,581,091	1,424,237,162	1,299,047,833

Cash and cash equivalents	38,106,415	37,872,854	49,637,415	49,619,256

Total investments, cash and cash equivalents	$1,397,569,117	$1,274,453,945	$1,473,874,577	$1,348,667,089

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries as of:

Industry Classification	June 30, 2016	September 30, 2015
Hotels, Motels, Inns and Gaming	14%	14%
Personal, Food and Miscellaneous Services	11	11
Consumer Products	10	8
Business Services	7	6
Energy and Utilities	6	6
Distribution	5	4
Environmental Services	5	4
Oil and Gas	5	6
Aerospace and Defense	4	2
Manufacturing / Basic Industries	4	1
Media	4	4
Auto Sector	3	2
Printing and Publishing	3	1
Retail	3	4
Building Materials	2	9
Buildings and Real Estate	2	3
Electronics	2	1
Financial Services	2	3
Healthcare, Education and Childcare	2	1
Other Media	2	3
Chemicals, Plastics and Rubber	1	2
Other	3	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2016, our ability to observe valuation inputs resulted in one reclassification of an asset from Level 2 to 1. During the nine months ended June 30, 2015, there was one reclassification from Level 2 to 3 and one reclassification from Level 3 to 2.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$212,767,114	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	893,224,933	Market Comparable	Market Yield	9.3% – 19.8% (13.0%)
Equity investments	129,763,805	Enterprise Market Value	EBITDA multiple	4.4x – 21.3x (8.1x)

Total Level 3 investments	$1,235,755,852

Long-Term Credit Facility	$101,067,312	Market Comparable	Market Yield	3.8%

Asset Category	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$281,455,418	Market Comparable	Broker/Dealer bids or quotes	N/A
Debt investments	912,802,451	Market Comparable	Market Yield	9.6% – 34.7% (14.1%)
Equity investments	2,715,722	Market Comparable	Broker/Dealer bids or quotes	N/A
Equity investments	100,453,864	Enterprise Market Value	EBITDA multiple	3.4x – 22.5x (9.2x)

Total Level 3 investments	$1,297,427,455

Long-Term Credit Facility	$132,356,860	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,105,992,047	$—	$—	$1,105,992,047
Equity investments	130,589,044	825,239	—	129,763,805

Total investments	1,236,581,091	825,239	—	1,235,755,852
Cash and cash equivalents	37,872,854	37,872,854	—	—

Total investments and cash and cash equivalents	$1,274,453,945	$38,698,093	$—	$1,235,755,852

Long-Term Credit Facility	$101,067,312	$—	$—	$101,067,312
2019 Notes	249,675,000	—	249,675,000	—
2025 Notes	70,566,000	70,566,000	—	—

Total debt	$421,308,312	$70,566,000	$249,675,000	$101,067,312

	Fair Value at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,194,257,869	$—	$—	$1,194,257,869
Equity investments	104,789,964	—	1,620,378	103,169,586

Total investments	1,299,047,833	—	1,620,378	1,297,427,455
Cash and cash equivalents	49,619,256	49,619,256	—	—

Total investments and cash and cash equivalents	$1,348,667,089	$49,619,256	$1,620,378	$1,297,427,455

Long-Term Credit Facility	$132,356,860	$—	$—	$132,356,860
2019 Notes	253,102,500	—	253,102,500	—
2025 Notes	71,136,000	71,136,000	—	—

Total debt	$456,595,360	$71,136,000	$253,102,500	$132,356,860

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(88,191,975)	6,055,002	(82,136,973)
Net unrealized appreciation (depreciation)	8,391,489	(5,471,142)	2,920,347
Purchases, PIK interest, net discount accretion and non-cash exchanges	275,592,605	46,056,651	321,649,256
Sales, repayments and non-cash exchanges	(284,057,941)	(20,046,292)	(304,104,233)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,105,992,047	$129,763,805	$1,235,755,852

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(41,585,936)	$(3,480,364)	$(45,066,300)

	Nine Months Ended June 30, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized gains	2,962,343	28,883,600	31,845,943
Net unrealized depreciation	(69,360,865)	(30,048,498)	(99,409,363)
Purchases, PIK interest, net discount accretion and non-cash exchanges	302,313,341	39,307,424	341,620,765
Sales, repayments and non-cash exchanges	(248,604,839)	(40,940,666)	(289,545,505)
Transfers in/out of Level 3	29,146,379	(1,234,984)	27,911,395

Ending Balance	$1,177,932,258	$107,829,113	$1,285,761,371

Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(66,210,579)	$(16,287,835)	$(82,498,414)

The table below shows a reconciliation of the beginning and ending balances for carrying/fair valued liabilities measured using significant unobservable inputs (Level 3):

Long-Term Credit Facility	Nine Months Ended June 30,
	2016	2015
Beginning Balance (cost – $106,864,300 and $305,226,300, respectively)	$102,356,860	$304,847,870
Net change in unrealized depreciation included in earnings	(11,569,171)	(2,432,310)
Borrowings (1)	242,664,923	249,000,000
Repayments (1)	(232,385,300)	(228,689,600)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $117,143,923 and $325,536,700, respectively)	$101,067,312	$322,725,960
Temporary draws outstanding, at cost	—	26,000,000

Ending Balance (cost – $117,143,923 and $351,536,700, respectively)	$101,067,312	$348,725,960

(1)	Excludes temporary draws.

As of June 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translating on outstanding borrowings is listed below:

Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£53,000,000	$84,143,923	$70,556,621	July 1, 2016	$(13,587,302)
As of September 30, 2015, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translating on outstanding borrowings is listed below:
Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$46,864,300	$42,356,860	October 1, 2015	$(4,507,440)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2016, our Credit Facility and our Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $15.6 million, respectively. For the three and nine months ended June 30, 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $0.6 million and $2.3 million, respectively. As of June 30, 2016 and September 30, 2015, net unrealized depreciation on our Credit Facility and our Notes totaled $17.1 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE, under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2016 were as follows:

Name of Investment	Fair Value at September 30, 2015 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at June 30, 2016 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$6,900,207	$14,318,325	$—	$—	$20,911,624	$—
RAM Energy LLC	72,759,582	6,072,790	—	6,237,571	68,060,677	—
Superior Digital Displays Holdings, Inc.	27,165,861	7,417,561	—	3,653,132	34,033,916	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc. (3)	—	341,025	—	1,568,698	51,554,522	—
Corfin Industries LLC (3)	—	24,351,000	(118,500)	1,650,034	25,492,101	—
DirectBuy Holdings, Inc.	6,284,194	(751,537)	—	—	3,004,272	—
EnviroSolutions Holdings, Inc.	20,464,829	—	—	693,291	21,274,488	—
NCP-Performance, L.P.	—	—	—	—	—	(3,750,000)
New Gulf Resources, LLC (4)	—	—	—	—	35,079,427	—
PAS International Holdings, Inc.	11,432,674	2,800,650	(11,132)	148,801	10,014,228	—
Service Champ, Inc.	32,388,562	—	—	2,762,433	33,459,358	—
TRAK Acquisition Corp.	24,932,845	15,000,000	(12,500,000)	2,218,391	29,081,376	—
Total Controlled and Non-Controlled Affiliates	$202,328,754	$69,549,814	$(12,629,632)	$18,932,351	$331,965,989	$(3,750,000)

(1)	Excluding delayed draw investments.
(2)	Includes PIK and PIK adjustments.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2015.
(4)	Became a non-controlled affiliate during the three months ended June 30, 2016.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator for net increase (decrease) in net assets resulting from operations	$27,832,874	$4,935,950	$(8,972,672)	$(11,631,043)
Denominator for basic and diluted weighted average shares	71,060,836	74,779,503	71,809,792	74,988,442
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.39	$0.07	$(0.12)	$(0.16)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2016 and September 30, 2015, cash and cash equivalents consisted of $37.9 million and $49.6 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$9.82	$11.03
Net investment income (1)	0.77	0.83
Net realized and unrealized loss (1)	(0.89)	(0.99)

Net decrease in net assets resulting from operations (1)	(0.12)	(0.16)
Distributions to stockholders (1), (2)	(0.84)	(0.84)
Repurchase of common stock (1)	0.08	0.01

Net asset value, end of period	$8.94	$10.04

Per share market value, end of period	$6.83	$8.78

Total return* (3)	19.77%	(17.07)%
Shares outstanding at end of period	71,060,836	74,259,698

Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	6.71%	6.83%
Ratio of interest and expenses on debt to average net assets	4.15%	3.32%

Ratio of total expenses to average net assets (5), (6)	10.86%	10.15%
Ratio of net investment income to average net assets (6)	11.20%	10.47%
Net assets at end of period	$635,554,512	$745,543,177

Weighted average debt outstanding (7)	$631,748,088	$577,509,319

Weighted average debt per share (1), (7)	$8.80	$7.70
Asset coverage per unit (8)	$2,509	$2,772
Portfolio turnover ratio	32.49%	29.74%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes debt related costs.

(5)	For the nine months ended June 30, 2016, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 7.72% and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 11.87%.

(6)	Does not annualize non-recurring provisions for taxes.

(7)	Includes SBA debentures outstanding.

(8)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude our SBIC Funds’ SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the nine months ended June 30, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.36% and 4.55%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of June 30, 2016, we have a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2016 and September 30, 2015, there was $117.1 million and $136.9 million (including a temporary draw of $30.0 million), respectively, in outstanding borrowings under the Credit Facility, with a weighted average interest rate at the time of 2.82% and 3.07%, exclusive of the fee on undrawn commitments of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2016

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2016. We have funded SBIC II with $47.5 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150 million, which is up to twice its potential regulatory capital, and per recent regulatory changes, as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of June 30, 2016 and September 30, 2015, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million and $150.0 million was drawn, respectively. As of June 30, 2016 and September 30, 2015, the unamortized fees on the SBA debentures was $4.4 million and $3.7 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate(1), (2)	As of June 30, 2016 Principal Balance	As of September 30, 2015 Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000	—
September 21, 2016 (3)	September 1, 2026 (3)	1.40 (4)	25,000,000	—
Weighted Average Rate / Total		3.31%	$197,500,000	$150,000,000

(1)	Excluding 3.43% of upfront fees.
(2)	As of September 30, 2015, the fixed all-in coupon rate was 3.70%.
(3)	Represents expected next pooling date and maturity date.
(4)	Represents a temporary financing that will reset to a market-driven rate in September 2016 and remain fixed thereafter for ten years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA-eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2016, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of June 30, 2016 and September 30, 2015, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of June 30, 2016 and September 30, 2015, we had $71.3 million in aggregate principal amount of 2025 Notes outstanding. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2016 and September 30, 2015, we had $3.1 million and $19.7 million, respectively, in commitments to fund investments.

12. STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 6, 2016. During the three and nine months ended June 30, 2016, we repurchased zero and 1.9 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of zero and $12.2 million, respectively. From May 6, 2015 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $30.1 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2016, the consolidated statements of operations for the three and nine months ended June 30, 2016 and 2015, and the consolidated statements of changes in net assets and cash flows for the nine months ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2016

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2016, our portfolio totaled $1,236.6 million and consisted of $422.0 million of senior secured debt, $508.6 million of second lien secured debt, $175.4 million of subordinated debt and $130.6 million of preferred and common equity. Our debt portfolio consisted of 81% variable-rate investments (including 77% with a LIBOR or prime floor) and 19% fixed-rate investments. As of June 30, 2016, we had three companies on non-accrual, representing 3.1% and 1.6% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $123.1 million as of June 30, 2016. Our overall portfolio consisted of 59 companies with an average investment size of $21.0 million, had a weighted average yield on interest bearing debt investments of 11.8% and was invested 34% in senior secured debt, 41% in second lien secured debt, 14% in subordinated debt and 11% in preferred and common equity.

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

For the three months ended June 30, 2016, we invested $90.5 million in eight existing portfolio companies with a weighted average yield on debt investments of 12.4%. Sales and repayments of investments for the three months ended June 30, 2016 totaled $103.1 million. For the nine months ended June 30, 2016, we invested $307.3 million in six new and 18 existing portfolio companies with a weighted average yield on debt investments of 11.9%. Sales and repayments of investments for the nine months ended June 30, 2016 totaled $304.1 million.

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

Valuation of Portfolio Investments

We expect that there may not be readily available market values for many of our investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2016, our Credit Facility and our Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $15.6 million, respectively. For the three and nine months ended June 30, 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $0.6 million and $2.3 million, respectively. As of June 30, 2016 and September 30, 2015, net unrealized depreciation on our Credit Facility and our Notes totaled $17.1 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA,” and we use the closing price on the exchange to determine their fair value.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

Federal Income Taxes

We have elected to be taxed, and intend to qualify annually to maintain our election to be taxed, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends to our stockholders of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e. the excess, if any, of our capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2016 and 2015.

Investment Income

Investment income for the three and nine months ended June 30, 2016 was $35.5 million and $109.9 million, respectively, and was attributable to $14.3 million and $46.7 million from senior secured loans, $14.9 million and $46.2 million from second lien secured debt and the remainder from subordinated debt, preferred and common equity, respectively. This compares to investment income for the three and nine months ended June 30, 2015, which was $40.6 million and $122.5 million, respectively, and was attributable to $12.3 million and $42.6 million from senior secured loans, $19.5 million and $54.1 million from second lien secured debt, $7.2 million and $23.5 million from subordinated debt and the remainder from preferred and common equity, respectively. The decrease in investment income compared with the same periods in the prior year was primarily due to a lower yielding portfolio.

Expenses

Net expenses for the three and nine months ended June 30, 2016 totaled $17.7 million and $54.5 million, respectively. Base management fee for the same periods totaled $5.2 million (after a base management fee waiver of $1.0 million) and $15.8 million (after a base management fee waiver of $3.0 million), incentive fee totaled $3.4 million (after an incentive fee waiver of $0.6 million) and $10.6 million (after an incentive fee waiver of $2.0 million), debt related interest and expenses totaled $7.0 million and $20.7 million, general and administrative expenses totaled $1.7 million and $5.4 million and provision for taxes totaled $0.4 million and $2.0 million, respectively. This compares to expenses for the three and nine months ended June 30, 2015, which totaled $20.0 million and $60.3 million, respectively. Base management fee for the same periods totaled $6.5 million and $20.1 million, incentive fee totaled $5.2 million and $15.6 million, debt related interest and expenses totaled $6.6 million and $19.7 million and general and administrative expenses totaled $1.7 million and $4.9 million, respectively. The decrease in expenses compared with the same periods in the prior year was primarily due to the Management Fee waiver and lower portfolio size partially offset by a higher provision for taxes.

Net Investment Income

Net investment income totaled $17.8 million and $55.5 million, or $0.25 and $0.77 per share, for the three and nine months ended June 30, 2016, respectively. Net investment income totaled $20.7 million and $62.2 million, or $0.28 and $0.83 per share, for the three and nine months ended June 30, 2015, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to the repayments of higher yielding investments.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2016 totaled $103.1 million and $304.1 million, respectively, and realized losses totaled $45.5 million and $82.1 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2015 totaled $107.0 million and $289.5 million, respectively, and realized gains totaled $13.8 million and $31.9 million, respectively. The increase in realized losses compared with the same periods in the prior year was primarily due to certain portfolio companies sales or restructurings.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three and nine months ended June 30, 2016, we reported a net change in unrealized appreciation on investments of $58.0 million and $2.1 million, respectively. For the three and nine months ended June 30, 2015, we reported a net change in unrealized depreciation on investments of $30.2 million and $108.1 million, respectively. As of June 30, 2016 and September 30, 2015, our net unrealized depreciation on investments totaled $123.1 million and $125.2 million, respectively. The net change in unrealized depreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold or restructured.

For the three and nine months ended June 30, 2016, we reported a net change in unrealized (appreciation) depreciation on our Credit Facility and our Notes of $(2.4) million and $15.6 million, respectively. For the three and nine months ended June 30, 2015, we reported a net change in unrealized depreciation on our Credit Facility and our Notes of $0.6 million and $2.3 million, respectively. The change compared with the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $27.8 million and $(9.0) million, or $0.39 and $(0.12) per share, for the three and nine months ended June 30, 2016, respectively. This compares to a net change in net assets resulting from operations of $4.9 million and $(11.6) million, or $0.07 and $(0.16) per share, for the three and nine months ended June 30, 2015, respectively. The increase in the net change in net assets from operations compared with the same periods in the prior year reflects the change in portfolio investment values during the reporting periods.

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

As of June 30, 2016, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2016 and September 30, 2015, there was $117.1 million and $136.9 million (including a temporary draw of $30.0 million), respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate at the time of 2.82% and 3.07%, respectively, exclusive of the fee on undrawn commitments. The annualized weighted average cost of debt for the nine months ended June 30, 2016 and 2015, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and upfront fees on SBA debentures, was 4.36% and 4.55%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of June 30, 2016 and September 30, 2015, we had $427.9 million and $408.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of June 30, 2016, we were in compliance with the terms of our Credit Facility.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program. For each of the nine month periods ended June 30, 2016 and 2015, we did not issue shares of common stock in connection with an equity offering.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC LP with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2016. We have funded SBIC II with $47.5 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and per recent regulatory changes, as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of June 30, 2016 and September 30, 2015, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million and $150.0 million was drawn, respectively. As of June 30, 2016 and September 30, 2015, the unamortized fees on the SBA debentures was $4.4 million and $3.7 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate(1), (2)	As of June 30, 2016 Principal Balance	As of September 30, 2015 Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000	—
September 21, 2016 (3)	September 1, 2026 (3)	1.40 (4)	25,000,000	—

Weighted Average Rate / Total		3.31%	$197,500,000	$150,000,000

(1)	Excluding 3.43% of upfront fees.
(2)	As of September 30, 2015, the fixed all-in coupon rate was 3.70%.
(3)	Represents expected next pooling date and maturity date.
(4)	Represents a temporary financing that will reset to a market-driven rate in September 2016 and remain fixed thereafter for ten years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2016, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of June 30, 2016 and September 30, 2015, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At June 30, 2016 and September 30, 2015, we had cash and cash equivalents at fair value of $37.9 million and $49.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $34.2 million for the nine months ended June 30, 2016, and our financing activities used cash of $46.0 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily for our stock repurchase plan.

Our operating activities provided cash of $41.4 million for the nine months ended June 30, 2015, primarily for net purchases of investments. Our financing activities used cash of $24.8 million for the same period, primarily to repay certain amounts under our Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2016, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$117.1	$—	$117.1	$—	$—
SBA debentures	197.5	—	—	45.0	152.5
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	635.9	—	117.1	295.0	223.8
Unfunded investments (2)	3.1	—	—	2.0	1.1

Total contractual obligations	$639.0	$—	$117.1	$297.0	$224.9

(1)	The annualized weighted average interest rate as of June 30, 2016, excluding debt issuance costs, was 4.02% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to be subject to tax as a RIC and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends to stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, out of the assets legally available for distribution. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be subject to tax as a RIC, to provide us with additional liquidity.

During the three and nine months ended June 30, 2016, we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $19.9 million and $59.9 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $20.8 million and $62.8 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions may be deemed to be a return of capital. Tax characteristics of all distributions will be reported to stockholders on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 6, 2016. During the three and nine months ended June 30, 2016, we repurchased zero and 1.9 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of zero and $12.2 million, respectively. From May 6, 2015 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $30.1 million.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, our debt portfolio consisted of 81% variable-rate investments (including 77% with a LIBOR or prime floor) and 19% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Per Share
Up 1%	$ 1,636	$ 0.02
Up 2%	$ 9,604	$ 0.14
Up 3%	$ 17,571	$ 0.25
Up 4%	$ 25,539	$ 0.36

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase plan are as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2015 through October 31, 2015	—	$	N/A	—	$11.2
November 1, 2015 through November 30, 2015	877,933		6.82	877,933	11.2
December 1, 2015 through December 31, 2015	342,400		7.22	342,400	8.7
January 1, 2016 through January 31, 2016	—		N/A	—	8.7
February 1, 2016 through February 29, 2016	578,049		5.34	578,049	5.6
March 1, 2016 through March 31, 2016	106,825		6.09	106,825	4.9

Total	1,905,207			1,905,207

(1)	On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35.0 million of our outstanding common stock. The program expired on May 6, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 8, 2016	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Aviv Efrat
Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)