Form 10-K
period 2016-09-30
PENNANTPARK INVESTMENT CORP
filed 2016-11-21
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2016 based on the closing price on that date of $6.06 on the NASDAQ Global Select Market was approximately $423 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 71,060,836 shares of the Registrant’s common stock outstanding as of November 21, 2016.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

PART I

In this annual report on Form 10-K, or the Report, except where the context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; and “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC. “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company licensed by the SBA; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refers collectively to our 2025 Notes and 2019 Notes; “1940 Act” refers to the Investment Company Act of 1940, as amended; “Code” refers to the Internal Revenue Code of 1986, as amended; “RIC” refers to a regulated investment company under the Code; and “BDC” refers to a business development company under the 1940 Act. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Item 1.	Business

General Business of PennantPark Investment Corporation

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments primarily made to U.S. middle-market companies in the form of senior secured debt, mezzanine debt and equity investments.

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized as Delaware limited partnerships in May 2010 and July 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs, under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in 2010 and 2013, respectively. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has raised about $3.0 billion in debt and equity capital and has invested $5.5 billion in more than 400 companies with over 160 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC, and the SBA. The Administrator assists in the determination and publication of our net asset value, or NAV, oversees the preparation and filing of our tax returns, and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator may provide, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

Lending to middle-market companies requires in-depth diligence, credit expertise, restructuring experience and active portfolio management. For example, lending to middle-market companies in the United States is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies. We are able to provide value-added customized financial solutions to middle-market companies as a result of specialized due diligence, underwriting capabilities and more extensive ongoing monitoring required as lenders.

b) Disciplined Investment Approach with Strong Value Orientation

We employ a disciplined approach in selecting investments that meet the long-standing, consistent value-oriented investment selection criteria employed by our Investment Adviser. Our value-oriented investment philosophy focuses on preserving capital and ensuring that our investments have an appropriate return profile in relation to risk. When market conditions make it difficult for us to invest according to our criteria, we are highly selective in deploying our capital. We believe this approach continues to enable us to build an attractive investment portfolio that meets our return and value criteria over the long-term.

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

c) Ability to Source and Evaluate Transactions through our Investment Adviser’s Proactive, Research Capability and Established Network

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

We believe that the in-depth experience of our Investment Adviser will enable us to invest throughout various stages of the economic and market cycles and to provide us with ongoing market insights in addition to a significant investment opportunity.

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that from time to time there has been a reduction in the amount of debt capital available to middle-market companies, which we believe has resulted in a less competitive environment for making new investments.

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

Leverage

We maintain a multi-currency $545 million Credit Facility, which matures in June 2019, and is secured by substantially all of our investment portfolio assets (excluding the assets of our SBIC Funds), under which we had $50.3 million and $136.9 million (including a $30.0 million temporary draw) of debt outstanding with a weighted average interest rate of 2.76% and 3.07% as of September 30, 2016 and 2015, respectively, excluding undrawn commitment fees. Pricing of borrowings under our current Credit Facility is set at 225 basis points over the London Interbank Offered Rate, or LIBOR. As of September 30, 2016 and 2015, we had $494.7 million and $408.1 million, respectively, available to us under our Credit Facility subject to the regulatory restrictions.

As of September 30, 2016 and 2015, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million and $150.0 million was drawn, respectively, with a weighted average interest rate of 3.44% and 3.70%, exclusive of the 3.43% of upfront fees. The SBA debentures mature between September 2020 and September 2026. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, no required principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of our SBIC Funds and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2016 and 2015, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes accrues at a rate of 4.50% per year and is paid semi-annually. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

As of September 30, 2016 and 2015, we had $71.3 million in aggregate principal amount of 2025 Notes outstanding. Interest on the 2025 Notes accrues at a rate of 6.25% per year and is paid quarterly. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of regulatory leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 60% and 80% of our net assets.

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

Senior Secured Debt

Structurally, senior secured debt (which we define as first lien debt) ranks senior in priority of payment to mezzanine debt and equity, and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to mezzanine debt, senior secured debt generally earns a lower return than mezzanine debt. In some cases senior secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

We have identified several criteria, discussed below, that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment opportunities and to structure investments efficiently and effectively.

a) Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets and exhibit the potential to maintain sufficient cash flows and profit ability to service their obligations in a range of economic environments. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages, for example, in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

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

d) Financial sponsorship

The Investment Adviser may seek to cause us to participate in transactions sponsored by what it believes to be trusted financial sponsors. The Investment Adviser believes that a financial sponsor’s willingness to invest significant equity capital in a portfolio company is an implicit endorsement of the quality of that portfolio company. Further, financial sponsors of portfolio companies with significant investments at risk may have the ability, and a strong incentive, to contribute additional capital in difficult economic times should financial or operational issues arise so as to maintain their ownership position.

e) Investments in different borrowers, industries and geographies

The Investment Adviser seeks to invest our assets broadly among portfolio companies, across industries and geographical regions. The Investment Adviser believes that this approach may reduce the risk that a downturn in any one portfolio company, industry or geographical region will have a disproportionate impact on the value of our portfolio, although we are permitted to be non-diversified under the 1940 Act.

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

Upon the completion of due diligence on a portfolio company, the team leading the investment presents the investment opportunity to our Investment Adviser’s investment committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser. The members of the investment committee receive no compensation from us. Rather, they are employees of and receive compensation from our Investment Adviser.

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

Typically, our mezzanine debt investments have maturities of three to ten years. Mezzanine debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our mezzanine debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

We expect to hold most of our investments to maturity or repayment, but we may exit certain investments earlier when a liquidity event, such as the sale or refinancing of a portfolio company, takes place. We also may turn over investments to better position the portfolio in light of market conditions.

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

Our Portfolio

Our principal investment focus is to provide senior secured debt and mezzanine debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

•	Aerospace and Defense	•	Energy/Utilities
•	Auto Sector	•	Environmental Services
•	Beverage, Food and Tobacco	•	Financial Services
•	Broadcasting and Entertainment	•	Grocery
•	Buildings and Real Estate	•	Healthcare, Education and Childcare
•	Building Materials	•	High Tech Industries
•	Business Services	•	Home & Office Furnishings, Housewares & Durable Consumer Products
•	Cable Television	•	Hotels, Motels, Inns and Gaming
•	Capital Equipment	•	Insurance
•	Cargo Transportation	•	Leisure, Amusement, Motion Picture, Entertainment
•	Chemicals, Plastics and Rubber	•	Logistics
•	Communications	•	Manufacturing/Basic Industries
•	Consumer Products	•	Media
•	Consumer Services	•	Mining, Steel, Iron and Non-Precious Metals
•	Containers Packaging & Glass	•	Oil and Gas
•	Distribution	•	Other Media
•	Diversified/Conglomerate Manufacturing	•	Personal, Food and Miscellaneous Services
•	Diversified/Conglomerate Services	•	Printing and Publishing
•	Diversified Natural Resources, Precious Metals and Minerals	•	Retail
•	Education	•	Wholesale
•	Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash equivalents) as of September 30:

Portfolio Company	2016	Portfolio Company	2015
Parq Holdings Limited Partnership	7%	Foundation Building Materials, LLC	7%
RAM Energy LLC	6	Parq Holdings Limited Partnership	6
Affinion Group Holdings, Inc.	5	RAM Energy LLC	6
Pre-Paid Legal Services, Inc.	5	Pre-Paid Legal Services, Inc.	5
Jacobs Entertainment, Inc.	4	Affinion Group Holdings, Inc.	4
Novitex Acquisition, LLC	4	AKA Diversified Holdings, Inc.	4
Cascade Environmental LLC	3	Jacobs Entertainment, Inc.	4
ETX Energy, LLC (f/k/a New Gulf Resources, LLC)	3	Language Line, LLC	3
Howard Berger Co. LLC	3	Novitex Acquisition, LLC	3
LSF9 Atlantis Holdings, LLC	3	Randall-Reilly, LLC	3

Industry	2016	Industry	2015
Hotels, Motels, Inns and Gaming	13%	Hotels, Motels, Inns and Gaming	14%
Consumer Products	9	Personal, Food and Miscellaneous Services	11
Personal, Food and Miscellaneous Services	8	Building Materials	9
Business Services	7	Consumer Products	8
Distribution	6	Business Services	6
Energy/Utilities	6	Energy/Utilities	6
Aerospace and Defense	5	Oil and Gas	6
Environmental Services	5	Distribution	4
Media	5	Environmental Services	4
Oil and Gas	5	Retail	4

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the year ended September 30, 2016 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned base management fees of $20.9 million (after a waiver of $4.0 million), $26.7 million and $24.3 million, respectively, from us.

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

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX and December 31, 20XX, which are the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter equals ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.1875% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter, once the hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Net Fee Investment Income thereafter is allocated to our Investment Adviser. These calculations are prorated for any share issuances or repurchases during the relevant quarter, if applicable. For the year ended September 30, 2016 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of incentive fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned $13.5 million (after a waiver of $2.5 million), $20.6 million and $17.8 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser did not earn an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2016, 2015 and 2014, our unrealized and realized capital gains did not exceed our cumulative realized and unrealized losses and therefore resulted in no accrual for capital gains incentive fees under GAAP.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle; therefore, there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.00%

Incentive fee	= 20% × Pre-Incentive Fee Net Investment Income, subject to “catch-up”
= 2.00% - 1.75%
= 0.25%
= 100% × 0.25%
= 0.25%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%

Hurdle(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.30%

Incentive fee	= 20% × Pre-Incentive Fee Net Investment Income, subject to “catch-up”(3)

Incentive fee	= 100% × “catch-up” + (20% × (Pre-Incentive Fee Net Investment Income - 2.1875%))

Catch-up	= 2.1875% - 1.75%

= 0.4375%

= (100% × 0.4375%) + (20% × (2.30% - 2.1875%))

= 0.4375% + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

Example 2: Capital Gains Portion of Incentive Fee:

Assumptions

Year 1 = no net realized capital gains or losses

Year 2 = 6% realized capital gains and 1% realized capital losses and unrealized capital depreciation, capital gain incentive fee = 20% × (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 incentive fee	= 20% × (0)

= 0

= no incentive fee

Year 2 incentive fee	= 20% × (6% - 1%)

= 20% × 5%

= 1%

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 7.0% annualized hurdle.
(2)	Represents 2.0% annualized base management fee.
(3)	The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of approximately 20% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2017. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, our ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, our profitability and any economies of scale. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, amongst other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. For providing these services, facilities and personnel, we reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of the compensation and related expenses for our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the

Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2016, 2015 and 2014, the Investment Adviser was reimbursed $3.7 million, $3.3 million and $3.0 million, respectively, from us, including expenses it incurred on behalf of the Administrator for the services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2017. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

REGULATION

Business Development Company, Regulated Investment Company Regulations and Small Business Investment Company Regulations

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of securities we own or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. None of these policies are fundamental and they may be changed without stockholder approval.

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

Temporary Investments

Pending investments in other types of qualifying assets, as described above, may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests, as defined below under “Regulation—Election to be Treated as a RIC,” in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us.

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

Election to be Treated as a RIC

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute investment company taxable income to our stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income and determined without regard to any deduction for dividends paid, out of the assets legally available for distribution, or the Annual Distribution Requirement.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute in respect of each calendar year dividends to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and be subject to excise tax on such net capital gains or investment company taxable income, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, in order to provide us with additional liquidity.

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gains, we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders. Additionally, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any investment company taxable income or net capital gains, determined without regard to any deduction for dividends paid, that is not distributed (or not deemed to have been distributed) as dividends for U.S. federal income tax purposes to our stockholders.

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

We invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to continue to maintain our qualification to be treated as a RIC for federal income tax purposes.

Gain or loss realized by us from equity securities and warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy our Annual Distribution Requirement or the Excise Tax Avoidance Requirement. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt instruments and other senior securities are outstanding unless certain asset coverage requirements are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We may distribute our common stock as a dividend from our taxable income and a stockholder could receive a portion of such distributions declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared and distributed by us would be taxable income to a stockholder even though only a small portion of the dividend was paid in cash to pay any taxes due on the total dividend. We have not yet elected to distribute stock as a dividend but reserve the right to do so.

Failure to Qualify as a RIC

If we fail to satisfy the Annual Distribution Requirement or fail to qualify as a RIC in any taxable year, unless certain cure provisions of the Code apply, we will be subject to tax in that taxable year on all of our taxable income at regular corporate rates, regardless of whether we make any dividend distributions to our stockholders. In that case, all of our income will be subject to corporate-level federal income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated. See “Election to be Treated as a RIC” above for more information.

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, dividends paid by us to certain U.S. corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be treated as a RIC for federal income tax purposes in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

SBA Regulations

Our SBIC Funds are licensed under the SBA as SBICs under Section 301(c) of the 1958 Act. SBIC I and SBIC II received their licenses in 2010 and 2013, respectively.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, our SBIC Funds are subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, and required capitalization thresholds among other regulations. Furthermore, our SBIC Funds are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP pursuant to SBA accounting standards and financial reporting requirements for SBICs. For example, our SBIC Funds do not use fair value accounting on its assets or liabilities under SBA valuation guidelines. If either of our SBIC Funds fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC Funds from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us.

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

Financing Limitations, Terms and Changes in Control

The SBA prohibits an SBIC from financing small businesses in certain industries such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 30% of regulatory capital in one company and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA places certain limits on the financing terms of investments by our SBIC Funds in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

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

The SBA limits an SBIC to investing idle funds in the following types of securities:

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

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that an SBIC may borrow to a maximum of $150.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control.

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

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty regarding the United Kingdom referendum decision to leave the European Union (the so called “Brexit”), continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio requirements for a BDC, as defined under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments and could materially damage our business, financial condition and results of operations.

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

In addition to the asset coverage ratio requirements, our Credit Facility and the indenture governing our Notes contain various covenants which, if not complied with, could accelerate repayment under the Credit Facility and our Notes. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by our SBIC Funds. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;

•	A requirement to maintain a minimum amount of stockholder’s equity; and

•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

In addition to the Credit Facility, we have issued our Notes and our SBIC Funds have issued SBA debentures that require us and our SBIC Funds to generate sufficient cash flow to make required interest payments. Further, our SBIC Funds must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of our SBIC Funds.

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

We make long-term loans and debt investments, which may involve a high degree of repayment risk. Our investments with a deferred interest feature, such as OID income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. We invest in companies that may have limited financial resources, typically are highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a material adverse effect on our financial condition and results of operations.

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

If the fair value of our portfolio companies reflects unrealized losses that are subsequently realized, we could experience reductions of our income available for distribution in future periods that could materially harm our results of operations and cause a material decline in the value of our publicly traded common stock.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

Since we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor, which will reduce our net investment income. We may use interest rate risk management techniques, such as total return swaps and interest rate swaps, in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions and we will initially have to purchase or develop such expertise, which may diminish the actual benefits of any hedging strategy we employ. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on our Credit Facility, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of

PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order for us to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any current or future employees will contribute effectively to the work of, or remain associated with, the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We may not replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies and funds advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

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

Loss of RIC tax status would substantially reduce our net assets and income available for debt service and distributions.

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the annual source of income, Diversification Tests, and Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for preceding years that was not distributed during such years.

We may have difficulty paying our Annual Distribution Requirement if we recognize income before or without receiving cash representing such income.

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

The part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide PIK or OID interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

In some cases, we may recognize income before or without receiving cash representing such income. As a result, we may have difficulty meeting the Annual Distribution Requirement. Accordingly, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may lose our RIC tax status and thus be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our tax status as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In order to satisfy the requirements to be treated as a RIC for federal income tax purposes, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and pay applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

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

We are partially dependent on our SBIC Funds for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC Funds may be limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to fulfill our requirements to be treated as a RIC for federal income tax purposes. We may have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to enable us to be treated as a RIC for federal income tax purposes. We cannot assure you that the SBA will grant such waiver, and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may cause us to incur corporate-level income tax.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions or through SBA debentures. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue additional debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, through the SBA debenture program or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio requirements permit us to issue senior securities or incur indebtedness subject to certain limitations, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially damage our business, financial condition and results of operations.

•	Senior Securities. As a result of issuing senior securities, including our Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. Such procedures may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•	Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

•	SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly owned subsidiaries, SBIC I, SBIC II and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. Our SBIC Funds are and any future SBIC subsidiary may be exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

Our SBIC Funds may be unable to make distributions to us that will enable us to meet or maintain RIC tax status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level income taxes, we will be required to distribute substantially all of our consolidated investment company taxable income and capital gains net income, including income from our SBIC Funds, each taxable year as dividends to our stockholders. We will be partially dependent on our SBIC Funds for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC Funds may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to maintain our RIC tax status. We cannot assure you that the SBA will grant such waiver and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may result in corporate level income tax on us.

Our SBIC Funds are licensed by the SBA and are subject to SBA regulations.

Our wholly owned subsidiaries, SBIC I and SBIC II, received licenses to operate as SBICs under the 1958 Act and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause our SBIC Funds to make investments at lower rates in order to qualify investments under the SBA regulations.

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

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any single SBIC may borrow to a maximum of $150.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control.

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

Because we borrow funds to make investments, we are exposed to increased risk of loss due to our use of debt to make investments. A decrease in the value of our investments will have a greater negative impact on the NAV attributable to our common stock than it would if we did not use debt. Our ability to pay distributions may be restricted when our asset coverage ratio is not met, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any cash that we use to service our indebtedness is not available for distribution to our common stockholders.

Our current debt is governed by the terms of our Notes, Credit Facility and the SBA debentures and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks.

Additionally, our SBIC Funds have received borrowed funds and may in the future receive funds from the SBA through its debenture program. In connection with the filing of its initial SBA license application, PennantPark Investment received exemptive relief, in 2011, from the SEC to permit us to exclude the debt of our SBIC Funds from our consolidated asset coverage ratio. Our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than the applicable asset coverage ratio, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Notes, Credit Facility and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of our SBIC Funds, in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of our SBIC Funds in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2016, we had outstanding borrowings of $50.3 million under our Credit Facility, $250.0 million outstanding under our 2019 Notes, $71.3 million outstanding under our 2025 Notes and $197.5 million outstanding under the SBA debentures. Our consolidated debt outstanding was $569.1 million and had a weighted average annual interest rate at the time of 4.20%, exclusive of the fee on undrawn commitment on our Credit Facility and 3.43% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $569.1 million outstanding at September 30, 2016, at the weighted average annual rate of 4.20%, we would have to receive an annual yield of at least 1.97%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing at September 30, 2016 of 45% of total assets (including such borrowed funds), at the weighted average rate at the time of 4.20%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses)(1)	(10.0)%	(5.0)%	—	5.0%	10.0%
Corresponding return to common stockholders(2)	(23.1)%	(13.4)%	(3.7)%	6.0%	15.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period to determine the “corresponding return to common stockholders.”

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

Our Credit Facility expires and our 2019 Notes mature in June and October 2019, respectively. We utilize proceeds from the Credit Facility and our 2019 Notes to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility and 2019 Notes. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to extend or refinance our Credit Facility and 2019 Notes on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness outstanding under our Credit Facility by the time it becomes due and payable, the administrative agent of the Credit Facility may elect to exercise various remedies, including the sale of all or a portion of the collateral securing the Credit Facility, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility and our Notes, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility and our Notes. This is expected to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios or other covenants which may be required by the preferred stock, debt securities, convertible debt or risk a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities, convertible debt or units. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or units may have different interests than holders of common stock and may at times have disproportionate influence over our business.

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

Changes in laws or regulations governing our operations or those of our portfolio companies may adversely affect our business.

We and our portfolio companies are subject to laws and regulation at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations that govern our operations or those of our portfolio companies could have a material adverse effect on our business, financial condition and results of operations. See “Business—Regulation” for more information.

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

All of our investments were recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially lower than the values that we ultimately realize upon the disposal of such investments.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our debt maturities. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio (excluding assets held by our SBIC Funds). A general disruption in the credit markets could result in diminished demand for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

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

We may invest in over-the-counter securities, which have and may continue to face liquidity constraints, to provide us with liquidity.

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

1.	Senior Secured Debt: When we extend senior secured debt, which we define to include first lien debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this may not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debts may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a senior secured debt investment is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

2.	Mezzanine Debt: Our mezzanine debt investments, which we define to include second lien secured and subordinated debt, will generally be subordinated to senior secured debt and will generally be unsecured. Our second lien debt is subordinated debt that benefits from a collateral interest in the borrower. As such, other creditors may rank senior to us in the event of insolvency. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our mezzanine debt investments, such investments may be of greater risk than cash paying loans.

3.	Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in senior secured debt or mezzanine debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all. Furthermore, we may hold equity investments in partnerships through a taxable subsidiary for federal income tax purposes. Upon sale or exit of such investment, we may pay taxes at regular corporate tax rates, which will reduce the amount on gains or dividends available for distributions to our stockholders.

In addition, investing in middle-market companies involves a number of significant risks, including:

•	companies may be highly leveraged, have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, more limited publicly available information, narrower product lines, more concentration of revenues from customers and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to refinance their outstanding indebtedness upon maturity.

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

We believe that most of our debt and equity investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets at the time of the proposed investment, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and potential termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, and any restructuring could further cause adverse effects on our business. Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity investments and subordinate all or a portion of our claim to that of other creditors. This could occur regardless of how we may have structured our investment. In addition, we cannot assure you that a bankruptcy court would not take actions contrary to our interests.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful transaction or business. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and our portfolio companies may be highly leveraged.

We invest primarily in senior secured debt, mezzanine debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments, and they may be highly leveraged. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statements of Operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio, NAV or we incur a net loss for that quarter.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of companies located outside of the United States. Investments in securities of companies located outside of the United States would not be qualifying assets under Section 55(a) of the 1940 Act. Investing in companies located outside of the United States may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political, economic and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, economic and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by the rules of the Commodity Futures Trading Commission.

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

We have in the past obtained the approval of our stockholders to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a twelve-month period, and we may attempt to obtain such approval in the future. Such approval has allowed, and may again allow, us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage ratio requirements applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments, which could materially harm our business. Finally, to the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $7.52 and $6.47 on September 30, 2016 and 2015, respectively. Our NAV per share was $9.05 and $9.82 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under our Credit Facility or any future Credit Facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment selection criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. Effective subordination means that in any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Notes. As of September 30, 2016 and 2015, we had $50.3 million and $136.9 million (including a $30.0 million temporary draw), respectively, outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets in our portfolio (other than assets held by our SBIC Funds), and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to our Notes to the extent of the value of such assets.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2016 and 2015, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million and $150.0 million was drawn, respectively. All of such indebtedness is structurally senior to our Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Notes.

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

We have not and do not intend to list the 2019 Notes on any securities exchange or for quotation on any automated dealer quotation system. We have listed the 2025 Notes on the NYSE. However, we cannot provide any assurances that an active trading market will develop for the 2019 Notes and 2025 Notes or that their holders will be able to sell them. Our Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns our Notes a non-investment grade rating, they may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. We cannot assure holders of our Notes that a liquid trading market will develop for them, that holders will be able to sell their 2019 Notes and 2025 Notes at a particular time or that the price holders receive upon such sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our Notes may be harmed. Accordingly, holders of our Notes may be required to bear the financial risk for an indefinite period of time.

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

Payments made under our Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under a U.S. federal tax law (commonly known as “FATCA”). This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of our Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders of our Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in our Notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2016, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2014.

Period	NAV(1)	Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
		High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Fiscal Year Ended September 30, 2016
Fourth quarter	$9.05	$8.16	$6.88	(10)%	(24)%	$0.28
Third quarter	8.94	6.83	6.10	(24)	(32)	0.28
Second quarter	8.83	6.43	4.95	(27)	(44)	0.28
First quarter	9.02	7.31	6.00	(19)	(33)	0.28
Fiscal Year Ended September 30, 2015
Fourth quarter	9.82	8.69	6.37	(12)	(35)	0.28
Third quarter	10.04	9.70	8.78	(3)	(13)	0.28
Second quarter	10.25	9.77	8.17	(5)	(20)	0.28
First quarter	10.43	11.09	9.01	6	(14)	0.28

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $7.52 and $6.47 as of September 30, 2016 and 2015, respectively. Our NAV per share was $9.05 and $9.82 for the same periods. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 21, 2016, we had 12 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2016.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the fourth quarter ended September 30, 2016.

DISTRIBUTIONS

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders. The following table reflects the cash distributions that we have declared on our common stock in the last two fiscal years.

Record Dates	Payment Dates	Distributions Declared
Fiscal Year Ended September 30, 2016
September 21, 2016	October 3, 2016	$0.28
June 20, 2016	July 1, 2016	0.28
March 18, 2016	April 1, 2016	0.28
December 24, 2015	January 4, 2016	0.28

Total		$1.12

Fiscal Year Ended September 30, 2015
September 21, 2015	October 1, 2015	$0.28
June 15, 2015	July 1, 2015	0.28
March 20, 2015	April 1, 2015	0.28
December 19, 2014	January 2, 2015	0.28

Total		$1.12

In January 2017, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2016 and 2015 from ordinary income totaled $58.1 million and $83.3 million, or $0.81 and $1.11 per share, respectively, based on weighted average shares outstanding for the respective periods. Additionally, for the fiscal year ended September 30, 2016, we had long-term capital gain distributions of $21.7 million, or $0.30 per share, based on weighted average shares outstanding.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain minimum percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our tax status. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2011, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

	For the years ended September 30,
	2016	2015	2014	2013	2012
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:
Total investment income	$142,071	$161,629	$147,936	$129,187	$113,392
Total expenses	77,997 (1)	79,371	76,608	62,189	56,323
Net investment income	70,615	82,258	71,329	66,998	57,069
Net realized and unrealized (loss) gain	(51,878)	(92,504)	39,655	24,780	6,284
Net increase (decrease) in net assets resulting from operations	18,737	(10,246)	110,983	91,778	63,353
Per share data:
Net asset value	9.05	9.82	11.03	10.49	10.22
Net investment income (2)	0.99	1.10	1.06	1.01	1.08
Net realized and unrealized (loss) gain (2)	(0.73)	(1.24)	0.60	0.38	0.12
Net increase (decrease) in net assets resulting from operations (2)	0.26	(0.14)	1.66	1.39	1.20
Distributions declared (2), (3)	1.11	1.11	1.15	1.12	1.13
Consolidated Statement of Assets and Liabilities data:
Total assets	1,238,936	1,368,778	1,411,827	1,153,327	1,018,968
Total investment portfolio	1,153,680	1,299,048	1,318,055	1,078,176	990,480
Borrowings outstanding (4)	559,589	602,865	526,668	363,900	294,452
Total net asset value	643,367	716,591	828,010	697,506	669,717
Other data:
Total return (5)	36.64%	(32.51)%	6.76%	17.37%	28.71%
Number of portfolio companies (6)	56	61	67	61	54
Yield on debt portfolio (6)	11.9%	12.1%	12.5%	13.0%	13.2%

(1)	Expenses net of base management fee and incentive fee waivers were $71,456.
(2)	Based on the weighted average shares outstanding for the respective years.
(3)	The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year.
(4)	At fair value, excluding our SBA debentures.
(5)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(6)	Unaudited, at year end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of European sovereign debt, Brexit and other world economic and political issues.

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

Overview

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments primarily made to U.S. middle-market companies in the form of senior secured debt, mezzanine debt and equity investments.

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment.

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements. Our SBIC Funds’ investment management agreements do not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. Our board of directors, a majority of whom are independent of us, supervises our activities, and the Investment Adviser manages our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing cost on financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing cost, as interest expense. We record prepayment penalties on loans and debt securities as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2016, our portfolio totaled $1,153.7 million and consisted of $397.1 million of senior secured debt, $425.4 million of second lien secured debt, $177.6 million of subordinated debt and $153.6 million of preferred and common equity. Our debt portfolio consisted of 78% variable-rate investments (including 72% with a LIBOR or prime floor) and 22% fixed-rate investments. As of September 30, 2016, we had four companies on non-accrual, representing 5.3% and 2.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $100.3 million as of September 30, 2016. Our overall portfolio consisted of 56 companies with an average investment size of $20.6 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 35% in senior secured debt, 37% in second lien secured debt, 15% in subordinated debt and 13% in preferred and common equity.

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

For the fiscal year ended September 30, 2016, we invested $330.6 million of investments in four new and 25 existing portfolio companies with a weighted average yield on debt investments of 11.9%. Sales and repayments of investments for the year ended September 30, 2016 totaled $439.7 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero, zero and $8.3 million relating to debt issuance costs during the years ended September 30, 2016, 2015 and 2014, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2016, 2015 and 2014, our Credit Facility and our Notes had a net change in unrealized depreciation (appreciation) of $3.7 million, $1.7 million and $(3.0) million, respectively. As of September 30, 2016 and 2015, net unrealized depreciation on our Credit Facility and our Notes totaled $5.2 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be treated as a RIC for federal income tax purposes, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

Federal Income Taxes

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of the sum of our net capital gain income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on

October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, to provide us with additional liquidity.

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

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. Accordingly, the Taxable Subsidiaries will pay income taxes at regular corporate income tax rates. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are our results of operations for the fiscal years ended September 30, 2016, 2015 and 2014.

Investment Income

Investment income for the fiscal year ended September 30, 2016 was $142.1 million and was attributable to $59.9 million from senior secured debt, $60.5 million from second lien secured debt, $20.9 million from subordinated debt and $0.8 million from preferred and common equity. The decrease in investment income over the prior year was primarily due to a reduction of our portfolio at cost.

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

Expenses

Net expenses for the fiscal year ended September 30, 2016 totaled $71.5 million. Base management fee for the same period totaled $20.9 million (after a base management fee waiver of $4.0 million), incentive fee totaled $13.5 million (after an incentive fee waiver of $2.5 million), debt related interest and expenses totaled $27.6 million, general and administrative expenses totaled $7.1 million and provision for taxes totaled $2.4 million. The decrease in expenses over the prior year was primarily due to the Management Fees waiver and a smaller portfolio size partially offset by higher taxes.

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

Net Investment Income

Net investment income totaled $70.6 million or $0.99 per share, $82.3 million or $1.10 per share and $71.3 million or $1.06 per share for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The decrease in net investment income per share for fiscal year ended September 30, 2016 compared to the prior year was primarily due to the repayments of higher yielding investments.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2016, 2015 and 2014 totaled $439.7 million, $390.5 million and $625.6 million, respectively, and net realized (losses) gains totaled $(80.5) million, $30.1 million and $30.2 million, respectively. The increase in realized losses for fiscal year ended September 30, 2016 compared to the prior year was primarily due to certain portfolio companies sales or restructurings.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

Net unrealized appreciation (depreciation) on investments totaled $24.9 million, $(124.3) million and $12.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Net unrealized depreciation (appreciation) on our Credit Facility and our Notes totaled $3.7 million, $1.7 million and $(3.0) million for the same periods, respectively. The net change in unrealized appreciation (depreciation) on our investments for fiscal year ended September 30, 2016 compared to the prior year was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments sold or restructured. The change in unrealized (appreciation) depreciation on the Credit Facility and our Notes for fiscal year ended September 30, 2016 compared to the prior year was due to the fluctuating interest rate environment.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $18.7 million or $0.26 per share, $(10.2) million or $(0.14) per share and $111.0 million or $1.66 per share for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The increase in the net change in net assets from operations for fiscal year ended September 30, 2016 compared to the prior year was primarily due to the change in portfolio investment values offset by higher net investment income.

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

As of September 30, 2016, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2016 and 2015, there was $50.3 million and $136.9 million (including a temporary draw of $30.0 million), respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate at the time of 2.76% and 3.07%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2016 and 2015. The annualized weighted average cost of debt for the years ended September 30, 2016, 2015 and 2014, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and upfront fees on SBA debentures, was 4.35%, 4.54% and 3.85%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of September 30, 2016 and 2015, we had $494.7 million and $408.1 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of September 30, 2016, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Please see our indenture agreement filed as Exhibit (d)(8) in our post-effective amendment filed on January 22, 2013, or the Base Indenture, and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

On May 6, 2015, we announced a share repurchase plan which allowed us to repurchase up to $35.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 6, 2016. For the fiscal years ended September 30, 2016 and 2015, we repurchased 1.9 million and 2.1 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.2 and $17.9 million, respectively. For the fiscal year ended September 30, 2014, we did not have a repurchase plan in place.

For the fiscal years ended September 30, 2016 and 2015, we did not complete any equity offerings. This compares to the sale of 8.5 million shares of our common stock, resulting in net proceeds of $95.4 million for the fiscal year ended September 30, 2014. Any decision to sell shares below the then current NAV per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below NAV per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our NAV per share.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2016. We have funded SBIC II with $52.5 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and per recent regulatory changes, as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2016 and 2015, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million and $150.0 million was drawn, respectively. As of September 30, 2016 and 2015, the unamortized fees on the SBA debentures was $4.3 million and $3.7 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate(1), (2)	As of September 30, 2016 Principal Balance	As of September 30, 2015 Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000	—
September 21, 2016	September 1, 2026	2.41	25,000,000	—

Weighted Average Rate / Total		3.44%	$197,500,000	$150,000,000

(1)	Excluding 3.43% of upfront fees.
(2)	As of September 30, 2015, the fixed all-in coupon rate was 3.70%.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2016, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of September 30, 2016 and 2015, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At September 30, 2016 and 2015, we had cash and cash equivalents of $75.6 million and $49.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $157.7 million for the fiscal year ended September 30, 2016, and our financing activities used cash proceeds of $132.7 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily for net repayments on our Credit Facility and our stock repurchase program.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2016, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$50.3	$—	$—	$50.3	$—
SBA debentures	197.5	—	—	150.0	47.5
2019 Notes	250.0	—	—	250.0	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	569.1	—	—	450.3	118.8
Unfunded investments (2)	3.1	—	—	2.0	1.1

Total contractual obligations	$572.2	$—	$—	$452.3	$119.9

(1)	The annualized weighted average cost of debt as of September 30, 2016, excluding debt issuance costs, was 4.20% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 12 of our Consolidated Financial Statements.

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

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute to stockholders out of the assets legally available for distribution of an amount at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year of an amount generally at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of capital gains over capital losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we paid no federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may retain such net capital gains or investment company taxable income in the future, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, to provide us with additional liquidity.

During the fiscal years ended September 30, 2016, 2015 and 2014, we declared distributions of $1.12 per share each year for total distributions of $79.8 million, $83.3 million and $76.9 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings applicable to us as a BDC under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our ability to be treated as a RIC for federal income tax purposes. We cannot assure stockholders that they will receive any distributions at a particular level.

STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allows us to repurchase up to $35.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 6, 2016. During the year ended September 30, 2016, we repurchased 1.9 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $12.2 million. From May 6, 2015 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $30.1 million.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, our debt portfolio consisted of 78% variable-rate investments (including 72% with a LIBOR or prime floor) and 22% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statement of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$ 2,074	$ 0.03
Up 2%	$ 9,536	$ 0.13
Up 3%	$ 16,998	$ 0.24
Up 4%	$ 24,460	$ 0.34

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2016. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2016. This report appears on page 47.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedules of investments as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2016, by correspondence with the custodians and/or portfolio companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2016 and 2015, and the results of their operations, changes in net assets and their cash flows for each of the three years in the period then ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation and its Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated November 21, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York

November 21, 2016

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited PennantPark Investment Corporation and its Subsidiaries’ (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedules of investments as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 21, 2016 expressed an unqualified opinion on those financial statements.

/s/ RSM US LLP

New York, New York

November 21, 2016

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	September 30, 2015
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$805,189,545 and $1,138,155,969, respectively)	$813,467,491	$1,096,719,079
Non-controlled, affiliated investments (cost—$262,476,906 and $133,693,295, respectively)	215,192,547	95,503,104
Controlled, affiliated investments (cost—$186,290,695 and $152,387,898, respectively)	125,019,637	106,825,650

Total of investments (cost—$1,253,957,146 and $1,424,237,162, respectively)	1,153,679,675	1,299,047,833
Cash and cash equivalents (cost—$75,617,133 and $49,637,415, respectively)	75,608,113	49,619,256
Interest receivable	7,032,858	7,590,197
Prepaid expenses and other assets	2,615,232	8,790,944

Total assets	1,238,935,878	1,365,048,230

Liabilities
Distributions payable	19,897,034	20,430,492
Payable for investments purchased	—	3,591,177
Credit Facility payable (cost—$50,339,700 and $136,864,300, respectively) (See Notes 5 and 11)	39,551,187	132,356,860
2019 Notes payable (par—$250,000,000) (See Notes 5 and 11)	254,175,000	253,102,500
SBA debentures payable (par—$197,500,000 and $150,000,000, respectively) (See Notes 5 and 11)	193,244,534	146,269,957
2025 Notes payable (par—$71,250,000) (See Notes 5 and 11)	72,618,000	71,136,000
Base management fee payable, net (See Note 3)	5,074,830	6,602,029
Performance-based incentive fee payable, net (See Note 3)	2,865,444	5,007,792
Interest payable on debt	7,520,113	7,638,514
Accrued other expenses	622,880	2,322,367

Total liabilities	595,569,022	648,457,688

Commitments and contingencies (See Note 12)
Net assets
Common stock, 71,060,836 and 72,966,043 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized.	71,061	72,966
Paid-in capital in excess of par value	819,983,676	834,711,229
Undistributed (distributions in excess of) net investment income	3,119,380	(13,424,886)
Accumulated net realized (loss) gain on investments	(84,771,820)	18,919,305
Net unrealized depreciation on investments	(100,280,954)	(125,207,012)
Net unrealized depreciation on debt	5,245,513	1,518,940

Total net assets	$643,366,856	$716,590,542

Total liabilities and net assets	$1,238,935,878	$1,365,048,230

Net asset value per share	$9.05	$9.82

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015	2014
Investment income:
From non-controlled, non-affiliated investments:
Interest	$104,508,016	$130,647,588	$124,850,558
Other income	10,945,240	9,644,816	9,692,254
From non-controlled, affiliated investments:
Interest	13,055,367	11,694,525	5,656,300
Other income	80,521	175,937	—
From controlled, affiliated investments:
Interest	13,481,683	5,366,425	7,278,060
Other income	—	4,100,000	459,166

Total investment income	142,070,827	161,629,291	147,936,338

Expenses:
Base management fee (See Note 3)	24,852,898	26,695,653	24,291,420
Performance-based incentive fee (See Note 3)	16,018,790	20,564,559	17,832,129
Interest and expenses on debt (See Note 11)	27,601,242	26,355,081	20,260,652
Administrative services expenses (See Note 3)	3,566,667	2,686,765	2,953,423
Other general and administrative expenses	3,605,923	3,069,144	2,860,094

Expenses before Management Fees waiver, provision for taxes and debt issuance costs	75,645,520	79,371,202	68,197,718
Management Fees waiver (See Note 3)	(6,539,475)	—	—
Provision for taxes	2,350,000	—	72,603
Debt issuance costs (See Note 5)	—	—	8,337,500

Net expenses	71,456,045	79,371,202	76,607,821

Net investment income	70,614,782	82,258,089	71,328,517

Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments	(80,530,707)	30,111,694	30,235,265
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	48,052,466	(113,376,060)	468,076
Non-controlled and controlled, affiliated investments	(23,126,408)	(10,949,885)	11,993,189
Debt depreciation (appreciation) (See Notes 5 and 11)	3,726,573	1,710,510	(3,041,570)

Net change in unrealized appreciation (depreciation) on investments and debt	28,652,631	(122,615,435)	9,419,695

Net realized and unrealized (loss) gain from investments and debt	(51,878,076)	(92,503,741)	39,654,960

Net increase (decrease) in net assets resulting from operations	$18,736,706	$(10,245,652)	$110,983,477

Net increase (decrease) in net assets resulting from operations per common share	$0.26	$(0.14)	$1.66

Net investment income per common share	$0.99	$1.10	$1.06

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2016	2015	2014
Net increase (decrease) in net assets from operations:
Net investment income	$70,614,782	$82,258,089	$71,328,517
Net realized (loss) gain on investments	(80,530,707)	30,111,694	30,235,265
Net change in unrealized appreciation (depreciation) on investments	24,926,058	(124,325,945)	12,461,265
Net change in debt depreciation (appreciation)	3,726,573	1,710,510	(3,041,570)

Net increase (decrease) in net assets resulting from operations	18,736,706	(10,245,652)	110,983,477

Distributions to stockholders:
Distribution of net investment income	(58,068,894)	(83,275,238)	(76,937,761)
Distribution of realized gains	(21,711,007)	—	—

Total distributions to stockholders	(79,779,901)	(83,275,238)	(76,937,761)

Capital transactions:
Public offerings	—	—	98,855,000
Offering costs	—	—	(3,465,650)
Repurchase of common stock	(12,180,491)	(17,898,517)	—
Reinvestment of distributions	—	—	1,068,684

Net (decrease) increase in net assets resulting from capital transactions	(12,180,491)	(17,898,517)	96,458,034

Net (decrease) increase in net assets	(73,223,686)	(111,419,407)	130,503,750
Net assets:
Beginning of year	716,590,542	828,009,949	697,506,199

End of year	$643,366,856	$716,590,542	$828,009,949

Undistributed (distributions in excess of) net investment income, end of year	$3,119,380	$(13,424,886)	$(11,802,580)

Capital share activity:
Shares of common stock (repurchased) / issued from public offerings	(1,905,207)	(2,126,868)	8,500,000

Shares issued from reinvestment of distributions	—	—	93,584

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,736,706	$(10,245,652)	$110,983,477
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(24,926,058)	124,325,945	(12,461,265)
Net change in unrealized (depreciation) appreciation on debt	(3,726,573)	(1,710,510)	3,041,570
Net realized loss (gain) on investments	80,530,707	(30,111,694)	(30,235,265)
Net accretion of discount and amortization of premium	(5,251,804)	(6,341,502)	(8,027,104)
Purchase of investments	(330,552,035)	(461,293,170)	(795,089,483)
Payment-in-kind income	(15,123,817)	(13,869,582)	(10,961,812)
Proceeds from dispositions of investments	439,738,846	390,474,733	625,551,026
Decrease (increase) in interest receivable	557,339	6,113,328	(2,808,632)
Decrease (increase) in prepaid expenses and other assets	6,175,712	474,481	(7,498,949)
Decrease in payable for investments purchased	(3,591,177)	(841,323)	(48,112,204)
(Decrease) increase in interest payable on debt	(118,401)	5,676,250	151,798
Amortization of deferred financing costs	626,452	554,756	514,542
(Decrease) increase in base management fee payable, net	(1,527,199)	216,926	965,546
(Decrease) increase in performance-based incentive fee payable, net	(2,142,348)	385,038	347,873
(Decrease) increase in accrued other expenses	(1,699,487)	(791,316)	1,103,877

Net cash provided by (used in) operating activities	157,706,863	3,016,708	(172,535,005)

Cash flows from financing activities:
Public offerings	—	—	98,855,000
Offering costs	—	—	(3,465,650)
Repurchase of common stock	(12,180,491)	(17,898,517)	—
Deferred financing costs	(1,151,875)	—	(750,000)
Distributions paid to stockholders	(80,313,359)	(83,870,760)	(73,462,877)
Borrowings under SBA debentures	47,500,000	—	—
Proceeds from 2019 and 2025 Notes issuances	—	—	250,000,000
Borrowings under Credit Facility	413,664,923	644,000,000	1,186,753,100
Repayments under Credit Facility	(500,189,523)	(562,362,000)	(1,277,026,800)

Net cash (used in) provided by financing activities	(132,670,325)	(20,131,277)	180,902,773

Net increase (decrease) in cash and cash equivalents	25,036,538	(17,114,569)	8,367,768
Effect of exchange rate changes on cash	952,319	215,143	(289,915)
Cash and cash equivalents, beginning of year	49,619,256	66,518,682	58,440,829

Cash and cash equivalents, end of year	$75,608,113	$49,619,256	$66,518,682

Supplemental disclosure of cash flow information:
Interest paid	$27,093,191	$20,124,075	$19,575,955

Taxes paid	$2,549,392	$61,748	$8,278

Distributions reinvested	$—	$—	$1,068,682

Non-cash exchanges and conversions	$62,949,729	$39,765,183	$59,126,053

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—126.4% (1), (2)
First Lien Secured Debt—38.7%
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,333,361	$23,071,460	$22,210,559
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,150,000	8,989,610	9,085,577
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,225,000	9,058,699	9,160,048
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,372,074	4,323,938	4,284,632
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		24,985,195	24,786,989	24,985,195
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900		14,522,529	14,273,869	14,244,486
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		38,391,045	37,888,445	38,391,045
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non- Precious Metals	11.50%		—		14,250,000	14,156,176	13,359,375
Robertshaw US Holding Corp.	06/18/2019	Electronics	8.50%		L+700		15,948,113	15,875,684	15,970,121
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		18,306,549	18,075,370	18,215,016
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	11.27%		L+1,075	(7)	28,859,421	28,349,720	28,859,421
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.88%		L+1,050	(7)	22,512,751	35,990,065	28,703,752
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,651,563	8,651,563	8,651,563
U.S. Well Services, LLC	05/02/2019	Oil and Gas	14.02 (PIK 14.02	% %)	L+1,350	(7)	14,988,321	14,796,715	12,912,527

Total First Lien Secured Debt								258,288,303	249,033,317

Second Lien Secured Debt—61.0%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	—	(6)	—		25,400,000	25,400,000	17,780,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%		—		28,500,000	28,253,554	28,500,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	—	(6)	—		26,979,281	25,422,260	8,633,370
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,419,316	37,125,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,887,760	3,739,797	2,932,656
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		51,775,000	51,362,786	51,775,000
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.50%		L+1,050		26,425,000	25,926,258	26,425,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100		41,250,000	40,929,816	41,250,000
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	76,229,058
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		18,270,159	18,101,798	18,201,646
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,202,295	56,087,727
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		14,798,077	14,613,655	15,029,371
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		12,862,500	12,441,130	12,862,500

Total Second Lien Secured Debt								416,812,665	392,831,328

Subordinated Debt/Corporate Notes—15.9%
Alegeus Technologies, LLC	02/15/2019	Financial Services	13.00%		L+1,200		8,930,000	8,844,669	8,831,201
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	32,055,101	32,675,553
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00 (PIK 1.75	% %)	—		11,035,083	10,937,329	10,538,501
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	14.50 (PIK 6.00	% %)	L+1,000		8,375,600	12,306,414	10,855,976
Randall-Reilly, LLC	04/15/2020	Other Media	12.00%		—		26,500,000	26,617,239	26,309,750
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,090,281	13,300,000

Total Subordinated Debt/Corporate Notes								103,851,033	102,510,981

Preferred Equity/Partnership Interests—0.8% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	128,457
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	1,081,633
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,396,892
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	32,476
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—		1,197	1,197,000	1,404,944

Total Preferred Equity/Partnership Interests								4,734,171	5,044,402

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—10.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—	1	950	1,083
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	1,192,535
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade Environmental LLC (10)	—	Environmental Services	—		—	23,600	2,360,000	5,194,738
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—		—	1,745,639	1,745,639	3,637,907
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	2,671,422
e.l.f. Beauty, Inc.	—	Consumer Products	—		—	938,399	2,513,193	25,141,220
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	4,277	217,635	354,555
HW Holdco, LLC	—	Other Media	—		—	388,378	—	3,512,420
Kadmon Holdings, Inc.	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	1,849,783
LaMi Acquisition, LLC (10)	—	Distribution	—		—	19	493,280	526,382
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—		—	1,000,000	1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	5,959,292
Patriot National, Inc.	—	Insurance	—		—	100,885	238,038	908,974
Power Products Holdings, LLC, Class A Units (10)	—	Electronics	—		—	1,350,000	901,263	1,223,409
Power Products Holdings, LLC, Class B Units (10)	—	Electronics	—		—	150,000	142,300	2,800,010
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,330	133,000	1,022,594
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—		—	211,797	793,873	8,051,139

Total Common Equity/Partnership Interests/Warrants							21,503,373	64,047,463

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							805,189,545	813,467,491

Investments in Non-Controlled, Affiliated Portfolio Companies—33.5% (1), (2)
First Lien Secured Debt—8.3%
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,522,250	23,114,058	23,522,250
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
PAS Technologies, Inc.	03/21/2017	Aerospace and Defense	6.01 (PIK 1.00	% %)	L+500	4,434,295	3,357,949	3,946,523
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	22,764,911	22,613,930	22,764,911
TRAK Acquisition Corp. (Revolver)	11/22/2016	Business Services	12.00%		L+1,050	3,000,000	3,000,000	3,000,000

Total First Lien Secured Debt							52,085,937	53,233,684

Second Lien Secured Debt—3.9%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	16,960,967	15,825,060
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,307,548	9,409,740

Total Second Lien Secured Debt							26,268,515	25,234,800

Subordinated Debt/Corporate Notes—11.7%
Affinion International Holdings Limited (5), (9), (12)	07/30/2018	Consumer Products	7.50 (PIK 4.00	% %)	—	9,858,025	8,946,674	8,995,448
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	14,735,238	12,340,534	2,799,695
ETX Energy, LLC (f/k/a New Gulf Resources, LLC), Convertible Note (5)	05/03/2021	Oil and Gas	12.50 (PIK 12.50	% %)	—	25,297,664	36,473,119	35,416,730
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,841,741	27,908,663

Total Subordinated Debt/Corporate Notes							85,602,068	75,120,536

Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	4,287,107

Common Equity/Partnership Interests/Warrants—8.9% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	32,115,042
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,972	173,844
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	2,330,813
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—		—	11,250	—	—
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	13,112,260
ETX Energy, LLC (f/k/a New Gulf Resources, LLC) (10)	—	Oil and Gas	—		—	113,610	—	—
ETX Energy Management Company, LLC (f/k/a NGR Management Company LLC) (10)	—	Oil and Gas	—		—	119,603	—	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	6,989,362
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	2,595,099

Total Common Equity/Partnership Interests/Warrants							78,461,046	57,316,420

Total Investments in Non-Controlled, Affiliated Portfolio Companies							262,476,906	215,192,547

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—19.4% (1), (2)
First Lien Secured Debt—14.7%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00 (PIK 10.00	% %)	L+800	84,606,067	$83,653,689	$68,319,399
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	26,516,321	24,845,647	26,516,321

Total First Lien Secured Debt							108,499,336	94,835,720

Second Lien Secured Debt—1.2%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	8,675,815	8,675,815	7,346,315

Preferred Equity—3.1% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	143,183	14,318,325	20,151,529
Superior Digital Displays Holdings, Inc.	—	Media	15.00%		—	103,916	7,000,000	—

Total Preferred Equity							21,318,325	20,151,529

Common Equity—0.4% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	2,686,073
RAM Energy Holdings LLC	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	2,686,073

Total Investments in Controlled, Affiliated Portfolio Companies							186,290,695	125,019,637

Total Investments—179.3%							1,253,957,146	1,153,679,675

Cash and Cash Equivalents—11.8%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							64,897,736	64,897,736
BNY Mellon Cash Reserve and Cash							10,719,397	10,710,377

Total Cash and Cash Equivalents							75,617,133	75,608,113

Total Investments and Cash Equivalents—191.1%							$1,329,574,279	$1,229,287,788

Liabilities in Excess of Other Assets—(91.1%)								(585,920,932)
Net Assets—100.0%								$643,366,856

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is not subject to a LIBOR or Prime rate floor.
(8)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)	Non-U.S. company or principal place of business outside the U.S.
(10)	Investment is held through a consolidated taxable subsidiary (See Note 1 to the financial statements).
(11)	Par amount is denominated in British Pounds.
(12)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of senior secured debt, mezzanine debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.” Our 2025 Notes trade on the NYSE under the symbol “PNTA.”

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs, under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment.

We have formed and expect to continue to form certain Taxable Subsidiaries which are taxed as corporations for federal income tax purposes. Accordingly, the Taxable Subsidiaries will pay income taxes at regular corporate income tax rates. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

SEPTEMBER 30, 2016

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts.

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

(c) Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate paying any material level of federal income taxes. Although we are not subject to federal income taxes as a RIC for federal income tax purposes, we may elect to retain a portion of our calendar year income, which may result in an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the fiscal years ended September 30, 2016, 2015 and 2014, we have recorded a provision for taxes of $2.4 million, zero and $0.1 million, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax benefits of positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense. We did not have any material uncertain tax positions or any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740-10-25 as of the periods presented herein.

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

We have formed and expect to continue to form certain taxable subsidiaries, or the Taxable Subsidiaries, which are taxed as corporations for federal income tax purposes. Accordingly, the Taxable Subsidiaries will pay income taxes at regular corporate income tax rates. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

SEPTEMBER 30, 2016

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2016. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—Management Fees.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the year ended September 30, 2016 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned base management fees of $20.9 million (after a waiver of $4.0 million), $26.7 million and $24.3 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the year ended September 30, 2016 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of incentive fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser earned $13.5 million (after a waiver of $2.5 million), $20.6 million and $17.8 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2016, 2015 and 2014 the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2016, 2015 and 2014, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2016. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2016, 2015 and 2014, the Investment Adviser was reimbursed $3.7 million, $3.3 million and $3.0 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

4. INVESTMENTS

Purchases of investments, including PIK interest, for the fiscal years ended September 30, 2016, 2015 and 2014 totaled $345.7 million, $475.2 million and $806.1 million, respectively. Sales and repayments of investments for the same periods totaled $439.7 million, $390.5 million and $625.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2016		September 30, 2015
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$418,873,576	$397,102,721	$404,291,400	$399,237,158
Second lien	451,756,995	425,412,443	631,936,443	612,552,913
Subordinated debt / corporate notes	189,453,101	177,631,517	227,915,734	182,467,798
Equity and partnership interests	193,873,474	153,532,994	160,093,585	104,789,964

Total investments	1,253,957,146	1,153,679,675	1,424,237,162	1,299,047,833

Cash and cash equivalents	75,617,133	75,608,113	49,637,415	49,619,256

Total investments, cash and cash equivalents	$1,329,574,279	$1,229,287,788	$1,473,874,577	$1,348,667,089

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash equivalents) in such industries:

	As of September 30,
Industry Classification	2016	2015
Hotels, Motels, Inns and Gaming	13%	14%
Consumer Products	9	8
Personal, Food and Miscellaneous Services	8	11
Business Services	7	6
Distribution	6	4
Energy/Utilities	6	6
Aerospace and Defense	5	2
Environmental Services	5	4
Media	5	4
Oil and Gas	5	6
Manufacturing / Basic Industries	4	1
Auto Sector	3	2
Financial Services	3	3
Other Media	3	3
Printing and Publishing	3	1
Retail	3	4
Building Materials	2	9
Buildings and Real Estate	2	3
Electronics	2	1
Healthcare, Education and Childcare	2	1
Chemicals, Plastics and Rubber	1	2
Other	3	5

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in one reclassification from Level 2 to 1, one reclassification from Level 3 to 1 and one reclassification from Level 3 to 2 during the year ended September 30, 2016. During the year ended September 30, 2015, there were three reclassifications from Level 2 to 3 and one reclassification from Level 3 to 2.

In addition to using the above inputs in cash equivalents, investments, our Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2 and 2(e).

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, have no corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value on an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value as of September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$167,489,186	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	832,657,495	Market Comparable	Market Yield	8.8% – 21.7%(13.3%)
Equity investments	125,633,017	Enterprise Market Value	EBITDA multiple	5.0x – 15.5x (8.2x)

Total Level 3 investments	$1,125,779,698

Long-Term Credit Facility	$39,551,187	Market Comparable	Market Yield	3.8%

Asset Category	Fair Value as of September 30, 2015	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Debt investments	$281,455,418	Market Comparable	Broker/Dealer bid quotes	N/A
Debt investments	912,802,451	Market Comparable	Market Yield	9.6% – 34.7%(14.1%)
Equity investments	2,715,722	Market Comparable	Broker/Dealer bid quotes	N/A
Equity investments	100,453,864	Enterprise Market Value	EBITDA multiple	3.4x – 22.5x (9.2x)

Total Level 3 investments	$1,297,427,455

Long-Term Credit Facility	$132,356,860	Market Comparable	Market Yield	3.4%

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,000,146,681	$—	$—	$1,000,146,681
Equity investments	153,532,994	2,758,757	25,141,220	125,633,017

Total investments	1,153,679,675	2,758,757	25,141,220	1,125,779,698
Cash and cash equivalents	75,608,113	75,608,113	—	—

Total investments, cash and cash equivalents	$1,229,287,788	$78,366,870	$25,141,220	$1,125,779,698

Long-Term Credit Facility	$39,551,187	$—	$—	$39,551,187
2019 Notes	254,175,000	—	254,175,000	—
2025 Notes	72,618,000	72,618,000	—	—

Total debt	$366,344,187	$72,618,000	$254,175,000	$39,551,187

	Fair Value at September 30, 2015
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,194,257,869	$—	$—	$1,194,257,869
Equity investments	104,789,964	—	1,620,378	103,169,586

Total investments	1,299,047,833	—	1,620,378	1,297,427,455
Cash and cash equivalents	49,619,256	49,619,256	—	—

Total investments, cash and cash equivalents	$1,348,667,089	$49,619,256	$1,620,378	$1,297,427,455

Long-Term Credit Facility	$132,356,860	$—	$—	$132,356,860
2019 Notes	253,102,500	—	253,102,500	—
2025 Notes	71,136,000	71,136,000	—	—

Total debt	$456,595,360	$71,136,000	$253,102,500	$132,356,860

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(91,185,306)	5,717,455	(85,467,851)
Net unrealized appreciation	9,948,715	15,492,038	25,440,753
Purchases, PIK interest, net discount accretion and non-cash exchanges	302,824,970	48,102,684	350,927,654
Sales, repayments and non-cash exchanges	(415,699,567)	(19,857,743)	(435,557,310)
Transfers in and/or out of Level 3	—	(26,991,003)	(26,991,003)

Ending Balance	$1,000,146,681	$125,633,017	$1,125,779,698

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(38,844,736)	$3,040,478	$(35,804,258)

	Year Ended September 30, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,161,475,899	$111,862,237	$1,273,338,136
Net realized (losses) gains	(3,035,810)	32,996,191	29,960,381
Net unrealized depreciation	(76,638,642)	(43,251,477)	(119,890,119)
Purchases, PIK interest, net discount accretion and non-cash exchanges	402,165,393	59,927,977	462,093,370
Sales, repayments and non-cash exchanges	(333,344,376)	(57,130,358)	(390,474,734)
Transfers in and/or out of Level 3	43,635,405	(1,234,984)	42,400,421

Ending Balance	$1,194,257,869	$103,169,586	$1,297,427,455

Net change in unrealized depreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(72,798,807)	$(25,858,358)	$(98,657,165)

The table below shows a reconciliation of the beginning and ending balances for carrying/fair valued liabilities measured using significant unobservable inputs (Level 3):

	Carrying/Fair Value
Long-Term Credit Facility and 2019 Notes	Years Ended September 30,
	2016	2015
Beginning Balance (cost – $106,864,300 and $305,226,300, respectively)	$102,356,860	$304,847,870
Total unrealized depreciation included in earnings	(6,281,073)	(1,026,510)
Borrowings (1)	272,664,923	349,000,000
Repayments (1)	(329,189,523)	(297,362,000)
Transfers in and/or out of Level 3	—	(253,102,500)

Ending Balance (cost – $50,339,700 and $106,864,300, respectively)	$39,551,187	$102,356,860
Temporary draws outstanding, at cost	—	30,000,000

Ending Balance (cost – $50,339,700 and $136,864,300, respectively)	$39,551,187	$132,356,860

(1)	Excludes temporary draws.

We had outstanding non-USD borrowing on our Credit Facility. Net change in fair value on foreign currency translating on outstanding borrowings is listed below:

As of September 30,	Foreign Currency	Local Currency	Original Borrowing Cost	Current Value	Reset Date	Net Change in Fair Value
2016	British Pound	£31,000,000	$50,339,700	$40,180,433	October 3, 2016	$(10,159,267)
2015	British Pound	£28,000,000	$46,864,300	$42,356,860	October 1, 2015	$(4,507,440)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred zero, zero and $8.3 million relating to debt issuance costs during the years ended September 30, 2016, 2015 and 2014, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statement of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2016, 2015 and 2014, our Credit Facility and our Notes had a net change in unrealized depreciation (appreciation) of $3.7 million, $1.7 million and $(3.0) million, respectively. As of September 30, 2016 and 2015, net unrealized depreciation on our Credit Facility and our Notes totaled $5.2 million and $1.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2016 were as follows:

Name of Investment	Fair Value at September 30, 2015 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at September 30, 2016 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$6,900,207	$14,318,325	$—	$—	$22,837,602	$—
RAM Energy LLC	72,759,582	8,181,067	—	8,445,233	68,319,399	—
Superior Digital Displays Holdings, Inc.	27,165,861	10,674,296	—	5,036,450	33,862,636	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc. (3)	—	341,025	—	2,369,417	57,109,394	—
Corfin Industries LLC (3)	—	24,351,000	(177,750)	2,325,887	25,853,063	—
DirectBuy Holdings, Inc.	6,284,194	(751,537)	—	—	2,799,695	—
EnviroSolutions Holdings, Inc.	20,464,829	—	—	931,525	22,522,000	—
ETX Energy, LLC (4) (f/k/a New Gulf Resources, LLC)	—	766,596	—	185,836	35,416,730	—
NCP-Performance, L.P.	—	—	—	—	—	(3,750,000)
PAS International Holdings, Inc.	11,432,674	2,811,733	(22,265)	682,190	8,233,630	—
Service Champ, Inc.	32,388,562	—	—	3,673,874	34,898,025	—
TRAK Acquisition Corp.	24,932,845	24,000,000	(21,750,000)	2,967,159	28,360,010	—
Total Controlled and Non-Controlled Affiliates	$202,328,754	$84,692,505	$(21,950,015)	$26,617,571	$340,212,184	$(3,750,000)

(1)	Excluding delayed draw investments.
(2)	Includes PIK and PIK adjustments.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2015.
(4)	Became a non-controlled affiliate during the three months ended June 30, 2016.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2016	2015	2014
Numerator for net increase (decrease) in net assets resulting from operations	$18,736,706	$(10,245,652)	$110,983,477
Denominator for basic and diluted and weighted average shares	71,621,530	74,755,139	67,058,474
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.26	$(0.14)	$1.66

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

8. TAXES AND DISTRIBUTIONS

Distributions from net investment income and from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized gain or paid-in-capital, as appropriate. Distributions from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2016 and 2015, the cost of investments for federal income tax purposes was $1,254.1 million and $1,422.5 million, respectively, resulting in a gross unrealized appreciation of $75.1 million and $57.9 million, respectively, and depreciation of $175.5 million and $181.1 million, respectively.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2016	2015	2014
(Decrease) increase in paid-in capital	$(2,548,967)	$142,244	$(1,161)
(Decrease) increase in accumulated net realized gain	(1,449,411)	462,913	1,519,280
Increase (decrease) in undistributed net investment income	3,998,378	(605,157)	(1,518,119)

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2016	2015	2014
Net increase (decrease) in net assets resulting from operations	$18,736,706	$(10,245,652)	$110,983,477
Net realized loss (gain) on investments	80,530,707	(8,249,375)	(30,235,265)
Net change in unrealized (appreciation) depreciation on investments and debt	(28,652,631)	122,615,435	(9,419,695)
Other book-to-tax differences	(1,438,839)	2,294,934	3,877,560
Other non-deductible expenses	3,648,098	—	82,151

Taxable income before dividends paid deduction	$72,824,041	$106,415,342	$75,288,228

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2016	2015	2014
Undistributed ordinary income – tax basis	$31,137,312	$16,915,624	$16,082,048
Undistributed long-term capital (loss carryforward) gain	(81,242,318)	21,711,007	(8,518,111)
Distributions payable and other book to tax differences	(31,547,434)	(33,132,212)	(31,021,819)
Net unrealized depreciation of investments and debt	(95,035,441)	(123,688,072)	(1,072,637)

Total accumulated deficit – book basis	$(176,687,881)	$(118,193,653)	$(24,530,519)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2016	2015	2014
Ordinary income	$58,068,894	$83,275,238	$76,937,761
Long-term capital gain	21,711,007	—	—

Total distributions	$79,779,901	$83,275,238	$76,937,761

Total distributions per share based on weighted average shares	$1.11	$1.11	$1.15

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

9. CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2016 and 2015, cash and cash equivalents consisted of $75.6 million and $49.6 million at fair value, respectively.

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2016	2015	2014	2013 (9)	2012 (9)
Per Share Data:
Net asset value, beginning of year	$9.82	$11.03	$10.49	$10.22	$10.13
Net investment income (1)	0.99	1.10	1.06	1.01	1.08
Net realized and unrealized (loss) gain (1)	(0.73)	(1.24)	0.60	0.38	0.12

Net increase (decrease) in net assets resulting from operations (1)	0.26	(0.14)	1.66	1.39	1.20
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.81)	(1.11)	(1.15)	(1.12)	(1.13)
Distribution of realized gains	(0.30)	—	—	—	—

Total distributions to stockholders	(1.11)	(1.11)	(1.15)	(1.12)	(1.13)
Repurchase of common stock (1)	0.08	0.04	—	—	—
Accretive (dilutive) effect of common stock issuance (1)	—	—	0.03	—	0.02

Net asset value, end of year	$9.05	$9.82	$11.03	$10.49	$10.22

Per share market value, end of year	$7.52	$6.47	$10.91	$11.28	$10.61

Total return (3)	36.64%	(32.51)%	6.76%	17.37%	28.71%
Shares outstanding at end of year	71,060,836	72,966,043	75,092,911	66,499,327	65,514,503

Ratio / Supplemental Data:
Ratio of operating expenses to average net assets (4), (5)	6.65%	6.81%	6.43%	6.31%	7.11%
Ratio of Credit Facility related expenses to average net assets (6)	4.18%	3.39%	3.83%	2.60%	3.08%

Ratio of total expenses to average net assets (5), (6)	10.83%	10.20%	10.26%	8.91%	10.19%
Ratio of net investment income to average net assets	10.70%	10.57%	9.55%	9.60%	10.32%
Net assets at end of year	$643,366,856	$716,590,542	$828,009,949	$697,506,199	$669,717,047

Weighted average debt outstanding (6)	$634,769,508	$580,367,750	$526,252,068	$363,246,849	$340,868,033

Weighted average debt per share (1), (6)	$8.86	$7.76	$7.85	$5.47	$6.44
Asset coverage per unit (7)	$2,756	$2,569	$3,198	$4,261	$5,636
Average market value per unit (8)	$24.68	$25.13	24.51	24.79	N/A
Portfolio turnover ratio	26.50%	30.17%	50.66%	40.91%	22.81%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)	For the year ended September 30, 2016, the ratio of operating expenses before the waiver of Management Fees to average net assets was 7.64% and the ratio of total expenses before the waiver of Management Fees to average net assets was 11.82%.
(6)	Includes SBA debentures outstanding.
(7)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.
(8)	The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit.
(9)	Audited by predecessor auditors.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

11. DEBT

Our annualized weighted average cost of debt for the fiscal years ended September 30, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.35% and 4.54%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of September 30, 2016, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2016 and 2015, there was $50.3 million and $136.9 million (including a temporary draw of $30.0 million), respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate at the time of 2.76% and 3.07%, respectively, exclusive of the fee on undrawn commitments of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2016. We have funded SBIC II with $52.5 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and per recent regulatory changes, as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2016 and 2015, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million and $150.0 million was drawn, respectively. As of September 30, 2016 and 2015, the unamortized fees on the SBA debentures was $4.3 million and $3.7 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate(1), (2)	As of September 30, 2016 Principal Balance	As of September 30, 2015 Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000	—
September 21, 2016	September 1, 2026	2.41	25,000,000	—
Weighted Average Rate / Total		3.44%	$197,500,000	$150,000,000

(1)	Excluding 3.43% of upfront fees.
(2)	As of September 30, 2015, the fixed all-in coupon rate was 3.70%.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2016, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of September 2016 and 2015, we had $250.0 million in aggregate principal amount of 2019 Notes. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of September 2016 and 2015, we had $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of September 30, 2016 and 2015, we had $3.1 million and $19.7 million, respectively, in commitments to fund investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2016

13. STOCK REPURCHASE PROGRAM

On May 6, 2015, we announced a share repurchase plan which allowed us to repurchase up to $35.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 6, 2016. During the year ended September 30, 2016, we repurchased 1.9 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $12.2 million. From May 6, 2015 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $30.1 million.

14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a “significant subsidiary” within the meaning of Regulation S-X. We have determined that, as of September 30, 2016, RAM Energy Holdings LLC triggered at least one of the significance tests. RAM Energy Holdings LLC became a controlled affiliated investment as of September 30, 2015. As a result and in accordance with Rule 4-08(g) of Regulation S-K, presented below is summarized unaudited financial information for RAM Energy Holdings LLC as of September 30, 2016 and 2015 as well as for the year ended September 30, 2016. In addition, we will include the audited financial statements of RAM Energy Holdings LLC within the timeframe specified within Rule 3-09 of Regulation S-X.

	As of September 30,
Balance Sheet (1)	2016	2015
Current assets	$2,326.4	$3,868.9
Noncurrent assets	33,678.1	64,236.3
Current liabilities	4,338.0	5,598.0
Noncurrent liabilities	90,726.3	82,228.4

Income Statement (1)	Year Ended September 30, 2016
Total revenue	$7,388.4
Total expenses	46,284.7

Net loss	(38,896.3)

(1)	All amounts are in thousands and unaudited.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$32,160	$35,540	$39,108	$35,263
Net investment income	$15,157	$17,794	$20,832	$16,832
Net realized and unrealized gain (loss)	$12,552	$10,039	$(16,882)	$(57,587)
Net increase (decrease) in net assets resulting from operations	$27,709	$27,833	$3,950	$(40,755)
Net increase (decrease) in net assets resulting from operations per common share *	$0.37	$0.39	$0.06	$(0.56)
Net asset value per share at the end of the quarter	$9.05	$8.94	$8.83	$9.02
Market value per share at the end of the quarter	$7.52	$6.83	$6.06	$6.18

	2015
	Q4	Q3	Q2	Q1
Total investment income	$39,122	$40,641	$42,661	$39,205
Net investment income	$20,031	$20,654	$22,096	$19,477
Net realized and unrealized loss	$(18,646)	$(15,718)	$(14,717)	$(43,423)
Net increase (decrease) in net assets resulting from operations	$1,385	$4,936	$7,379	$(23,946)
Net increase (decrease) in net assets resulting from operations per common share *	$0.02	$0.07	$0.10	$(0.32)
Net asset value per share at the end of the quarter	$9.82	$10.04	$10.25	$10.43
Market value per share at the end of the quarter	$6.47	$8.78	$9.05	$9.53

	2014
	Q4	Q3	Q2	Q1
Total investment income	$40,144	$35,474	$37,879	$34,439
Net investment income	$20,148	$13,197	$20,029	$17,955
Net realized and unrealized (loss) gain	$(21,250)	$18,753	$20,652	$21,500
Net (decrease) increase in net assets resulting from operations	$(1,102)	$31,949	$40,681	$39,455
Net (decrease) increase in net assets resulting from operations per common share *	$(0.02)	$0.48	$0.61	$0.59
Net asset value per share at the end of the quarter	$11.03	$11.33	$11.13	$10.80
Market value per share at the end of the quarter	$10.91	$11.46	$11.05	$11.60

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

filed on January 22, 2013).

4.4	Form of 6.25% Senior Notes due 2025 (included as part of Exhibit 4.3).

4.5	Second Supplemental Indenture, dated as of September 23, 2014, relating to the 4.50% Notes due 2019, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99 (d)(11) to the Registrant’s Post-Effective Amendment No. 2 to Form N-2 (File No. 333-192782), filed on September 23, 2014.

4.6	Form of 4.50% Notes due 2019 (included as part of Exhibit 4.5).

10.1	First Amended and Restated Investment Advisory Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on February 3, 2016).

10.2	Form of Administration Agreement between the Registrant and PennantPark Investment Administration LLC (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.3	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2014, among PennantPark Investment Corporation, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 30, 2014).

10.5*	Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN Arthur H. Penn	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 21, 2016

/s/ AVIV EFRAT Aviv Efrat	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 21, 2016

/s/ ADAM K. BERNSTEIN Adam K. Bernstein	Director	November 21, 2016

/s/ JEFFREY FLUG Jeffrey Flug	Director	November 21, 2016

/s/ MARSHALL BROZOST Marshall Brozost	Director	November 21, 2016

/s/ SAMUEL L. KATZ Samuel L. Katz	Director	November 21, 2016