Form 10-Q
period 2016-12-31
PENNANTPARK INVESTMENT CORP
filed 2017-02-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 8, 2017 was 71,060,836.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2025 Notes” refers to our 6.25% senior notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “our Notes” refers, collectively, to our 2025 Notes and our 2019 Notes; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016 (unaudited)	September 30, 2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$918,332,509 and $805,189,545, respectively)	$946,232,162	$813,467,491
Non-controlled, affiliated investments (cost—$292,491,050 and $262,476,906, respectively)	266,795,326	215,192,547
Controlled, affiliated investments (cost—$189,639,082 and $186,290,695, respectively)	112,516,291	125,019,637

Total of investments (cost—$1,400,462,641 and $1,253,957,146, respectively)	1,325,543,779	1,153,679,675
Cash and cash equivalents (cost—$45,335,225 and $75,617,133, respectively)	45,340,576	75,608,113
Interest receivable	12,749,323	7,032,858
Prepaid expenses and other assets	1,978,725	2,615,232

Total assets	1,385,612,403	1,238,935,878

Liabilities
Distributions payable	19,897,034	19,897,034
Payable for investments purchased	50,399,000	—
Credit Facility payable (cost—$148,118,700 and $50,339,700, respectively) (See Notes 5 and 10)	136,122,503	39,551,187
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	250,635,000	254,175,000
SBA debentures payable, net (par—$197,500,000) (See Notes 5 and 10)	193,413,169	193,244,534
2025 Notes payable (par—$71,250,000) (See Notes 5 and 10)	71,535,000	72,618,000
Base management fee payable, net (See Note 3)	5,270,817	5,074,830
Performance-based incentive fee payable, net (See Note 3)	2,834,336	2,865,444
Interest payable on debt	6,568,212	7,520,113
Accrued other expenses	1,418,383	622,880

Total liabilities	738,093,454	595,569,022

Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,060,836 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	71,061	71,061
Paid-in capital in excess of par value	819,983,676	819,983,676
(Distributions in excess of) undistributed net investment income	(1,736,977)	3,119,380
Accumulated net realized loss on investments	(106,967,154)	(84,771,820)
Net unrealized depreciation on investments	(74,907,854)	(100,280,954)
Net unrealized depreciation on debt	11,076,197	5,245,513

Total net assets	$647,518,949	$643,366,856

Total liabilities and net assets	$1,385,612,403	$1,238,935,878

Net asset value per share	$9.11	$9.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$21,872,130	$28,218,030
Other income	2,102,536	1,667,653
From non-controlled, affiliated investments:
Interest	4,225,681	2,180,576
Other income	22,500	—
From controlled, affiliated investments:
Interest	3,646,064	3,197,033

Total investment income	31,868,911	35,263,292

Expenses:
Base management fee (See Note 3)	6,274,782	6,505,780
Performance-based incentive fee (See Note 3)	3,374,210	3,795,782
Interest and expenses on debt (See Note 10)	6,735,574	6,726,325
Administrative services expenses (See Note 3)	894,000	867,500
Other general and administrative expenses	668,507	884,629

Expenses before Management Fees waiver and provision for taxes	17,947,073	18,780,016

Management Fees waiver (See Note 3)	(1,543,839)	(1,648,254)
Provision for taxes	425,000	1,300,000

Net expenses	16,828,234	18,431,762

Net investment income	15,040,677	16,831,530

Realized and unrealized gain (loss) on investments and debt:
Net realized loss on investments	(22,195,334)	(25,374,963)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	19,636,201	(16,742,815)
Non-controlled and controlled, affiliated investments	5,736,899	(23,129,710)
Debt depreciation (See Notes 5 and 10)	5,830,684	7,660,775

Net change in unrealized appreciation (depreciation) on investments and debt	31,203,784	(32,211,750)

Net realized and unrealized gain (loss) from investments and debt	9,008,450	(57,586,713)

Net increase (decrease) in net assets resulting from operations	$24,049,127	$(40,755,183)

Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.34	$(0.56)

Net investment income per common share	$0.21	$0.23

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net increase (decrease) in net assets from operations:
Net investment income	$15,040,677	$16,831,530
Net realized loss on investments	(22,195,334)	(25,374,963)
Net change in unrealized appreciation (depreciation) on investments	25,373,100	(39,872,525)
Net change in debt depreciation	5,830,684	7,660,775

Net increase (decrease) in net assets resulting from operations	24,049,127	(40,755,183)

Distributions to stockholders:	(19,897,034)	(20,088,799)

Capital transactions:
Repurchase of common stock	—	(8,437,161)

Net increase (decrease) in net assets	4,152,093	(69,281,143)

Net assets:
Beginning of period	643,366,856	716,590,542

End of period	$647,518,949	$647,309,399

Distributions in excess of net investment income, at end of period	$(1,736,977)	$(16,682,155)

Capital share activity:
Shares of common stock repurchased	—	(1,220,333)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,049,127	$(40,755,183)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(25,373,100)	39,872,525
Net change in unrealized depreciation on debt	(5,830,684)	(7,660,775)
Net realized loss on investments	22,195,334	25,374,963
Net accretion of discount and amortization of premium	(938,502)	(1,554,643)
Purchases of investments	(229,234,313)	(130,317,861)
Payment-in-kind income	(2,914,692)	(4,512,413)
Proceeds from dispositions of investments	64,209,266	108,068,736
Amortization of deferred financing costs	168,635	142,975
(Increase) decrease in interest receivable	(5,716,465)	586,198
Decrease in prepaid expenses and other assets	636,507	4,414,695
Increase in payable for investments purchased	50,399,000	8,157,322
Decrease in interest payable on debt	(951,901)	(1,399,934)
Increase (decrease) in management fee payable, net	195,987	(1,137,173)
Decrease in performance-based incentive fee payable, net	(31,108)	(1,819,340)
Increase in accrued other expenses	795,503	1,680,036

Net cash used in operating activities	(108,341,406)	(859,872)

Cash flows from financing activities:
Repurchase of common stock	—	(8,437,161)
Distributions paid to stockholders	(19,897,034)	(20,430,492)
Borrowings under Credit Facility	160,260,000	202,316,923
Repayments under Credit Facility	(62,481,000)	(196,185,900)

Net cash provided by (used in) financing activities	77,881,966	(22,736,630)

Net decrease in cash and cash equivalents	(30,459,440)	(23,596,502)
Effect of exchange rate changes on cash	191,903	232,165
Cash and cash equivalents, beginning of period	75,608,113	49,619,256

Cash and cash equivalents, end of period	$45,340,576	$26,254,919

Supplemental disclosure of cash flow information:
Interest paid	$7,518,840	$7,983,284

Taxes paid	$86,349	$4,760

Non-cash exchanges and conversions	$18,026,006	$39,438,420

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—146.1% (1), (2)
First Lien Secured Debt—55.4%
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,273,378	$23,009,381	$23,118,144
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,093,750	8,942,169	9,093,750
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,187,500	9,029,482	9,187,500
East Valley Tourist Development Authority	01/17/2022	Hotels, Motels, Inns and Gaming	9.00%		L+800		15,000,000	14,625,000	15,000,000
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,372,074	4,326,685	4,284,633
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		24,856,494	24,672,205	24,856,494
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.50%		L+950		14,445,000	14,157,343	14,156,100
Juniper Landscaping of Florida, LLC (Revolver) (8)	12/22/2021	Personal, Food and Miscellaneous Services	—		—		3,600,000	—	—
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900		14,522,529	14,277,953	14,250,687
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		37,898,852	37,422,706	37,898,852
Montreign Operating Company, LLC	01/24/2023	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,800,000	23,324,000	23,978,500
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,162,605	13,929,375
Robertshaw US Holding Corp.	06/18/2019	Electronics	8.50%		L+700		15,921,316	15,855,578	15,711,057
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		37,929,343	37,718,698	36,981,109
Sunborn Oy, Sunborn Saga Oy (9), (11), (12)	07/01/2019	Hotels, Motels, Inns and Gaming	11.50 (PIK 3.50	% %)	L+1,050		€38,300,000	39,444,336	39,993,032
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.02%		L+1,125	(7)	27,036,269	26,581,806	27,036,269
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.87%		L+1,050	(7)	£22,083,433	35,343,737	27,219,664
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,629,688	8,629,688	8,629,688
U.S. Well Services, LLC	05/02/2019	Oil and Gas	14.11 (PIK 14.11	% %)	L+1,350	(7)	15,340,831	15,166,283	13,193,114

Total First Lien Secured Debt								366,689,655	358,517,968

Second Lien Secured Debt—63.3%
Acre Operating Company, LLC	12/12/2023	Electronics	10.50%		L+950		38,800,000	38,125,000	38,121,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%		—		28,500,000	28,263,183	28,500,000
Harbortouch Payments, LLC	10/11/2024	Financial Services	10.50%		L+950		22,500,000	22,104,967	22,162,500
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,513,616	36,712,500
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,887,760	3,739,797	2,932,656
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		51,775,000	51,341,138	50,739,500
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.50%		L+1,050		26,425,000	25,946,574	26,425,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100		44,625,000	44,114,836	44,625,000
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	77,624,421
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		62,750,000	62,216,097	62,906,875
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		12,862,500	12,453,113	12,862,500
WD Wolverine Holdings, LLC	10/17/2024	Healthcare, Education and Childcare	10.50%		L+950		6,750,000	6,480,000	6,488,438

Total Second Lien Secured Debt								409,298,321	410,100,390

Subordinated Debt/Corporate Notes—17.8%
Alegeus Technologies, LLC	02/15/2019	Financial Services	13.00%		L+1,200		8,930,000	8,854,997	8,871,490
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	32,081,286	32,675,553
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.25 (PIK 2.00	% %)	—		11,089,580	10,877,580	10,789,404
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	14.50 (PIK 6.00	% %)	L+1,000		£8,502,267	12,467,484	10,505,835
Randall-Reilly, LLC	04/15/2020	Other Media	12.50%		—		26,500,000	26,612,526	26,325,700
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,100,184	13,300,000
Sonny’s Enterprises, LLC	06/01/2023	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,037,195	13,034,000

Total Subordinated Debt/Corporate Notes								117,031,252	115,501,982

Preferred Equity/Partnership Interests—0.8% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	219,785
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	1,143,745
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,442,879
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	35,890
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%		—		1,197	1,197,000	1,437,268

Total Preferred Equity/Partnership Interests								4,734,171	5,279,567

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—8.8% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—	1	950	1,145
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	1,349,018
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade Environmental LLC (10)	—	Environmental Services	—		—	24,382	2,518,909	5,755,707
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—		—	1,745,639	1,745,639	4,002,115
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	3,044,483
e.l.f. Beauty, Inc.	—	Consumer Products	—		—	938,399	2,513,193	26,371,234
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	4,277	217,635	415,322
HW Holdco, LLC	—	Other Media	—		—	388,378	—	3,881,630
Kadmon Holdings, Inc.	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	1,348,275
LaMi Acquisition, LLC (10)	—	Distribution	—		—	19	493,280	532,622
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—		—	1,000,000	1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	7,455,412
Patriot National, Inc.	—	Insurance	—		—	100,885	238,038	469,115
Roto Holdings, Inc.	—	Manufacturing /Basic Industries	—		—	1,330	133,000	1,451,913
ZS Juniper L.P. (Juniper Landscaping of Florida, LLC) (10)	—	Personal, Food and Miscellaneous Services	—		—	754	754,264	754,264

Total Common Equity/Partnership Interests/Warrants							20,579,110	56,832,255

Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							918,332,509	946,232,162

Investments in Non-Controlled, Affiliated Portfolio Companies—41.2% (1), (2)
First Lien Secured Debt—10.3%
American Gilsonite Company	12/31/2021	Diversified Natural Resources, Precious Metals and Minerals	15.00 (PIK 5.00	% %)	—	3,257,511	3,153,140	3,257,511
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	10.76%		L+1,000	10,260,000	10,005,198	10,003,500
Cano Health, LLC (Revolver) (8)	12/23/2021	Healthcare, Education and Childcare	—		—	900,000	—	—
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,463,000	23,076,650	23,463,000
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
PAS Technologies, Inc.	03/21/2017	Aerospace and Defense	6.01 (PIK 1.00	% %)	L+500	4,437,215	3,906,107	4,437,215
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	22,514,911	22,393,383	22,514,911
TRAK Acquisition Corp. (Revolver)	08/25/2017	Business Services	12.00%		L+1,050	3,000,000	3,000,000	3,000,000

Total First Lien Secured Debt							65,534,478	66,676,137

Second Lien Secured Debt—4.1%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	17,078,401	17,442,000
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,321,997	9,409,740

Total Second Lien Secured Debt							26,400,398	26,851,740

Subordinated Debt/Corporate Notes—14.1%
Affinion International Holdings Limited (5), (9), (12)	07/30/2018	Consumer Products	7.50 (PIK 4.00	% %)	—	10,055,185	9,265,571	9,652,978
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources, Precious Metals and Minerals	17.00 (PIK 17.00	% %)	—	9,407,407	9,407,407	9,407,407
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	15,177,295	12,340,534	1,669,502
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50 (PIK 12.50	% %)	—	25,297,664	35,876,111	42,500,076
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,880,538	27,970,495

Total Subordinated Debt/Corporate Notes							94,770,161	91,200,458

Preferred Equity—0.8% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	5,254,029

Common Equity/Partnership Interests/Warrants—11.9% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	33,758,336
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,972	247,769
American Gilsonite Company	—	Diversified Natural Resources, Precious Metals and Minerals	—		—	25,400	5,465,627	5,465,627
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	2,606,202
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—		—	11,250	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	$21,492,822	$—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	13,350,935
ETX Energy, LLC (10)	—	Oil and Gas	—		—	113,610	—	3,080,591
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—		—	119,603	—	162,155
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—		—	180,000	1,800,000	1,800,000
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	7,567,263
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	5,832,533
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	2,941,551

Total Common Equity/Partnership Interests/Warrants							85,726,673	76,812,962

Total Investments in Non-Controlled, Affiliated Portfolio Companies							292,491,050	266,795,326

Investments in Controlled, Affiliated Portfolio Companies—17.4% (1), (2)
First Lien Secured Debt—15.0%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00 (PIK 10.00	% %)	L+800	86,744,720	85,875,642	70,480,085
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	26,516,321	24,942,081	26,516,321

Total First Lien Secured Debt							110,817,723	96,996,406

Second Lien Secured Debt—0.9%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	6,105,815	6,105,815	5,920,164

Preferred Equity—1.5% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	143,183	14,318,325	9,599,721
Superior Digital Displays Holdings, Inc.	—	Media	15.00%		—	224,282	10,600,000	—

Total Preferred Equity							24,918,325	9,599,721

Common Equity—0.0% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	—

Total Investments in Controlled, Affiliated Portfolio Companies							189,639,082	112,516,291

Total Investments—204.7%							1,400,462,641	1,325,543,779

Cash and Cash Equivalents—7.0%
BlackRock Federal FD Instl 30							9,893,987	9,893,987
BNY Mellon Cash Reserve and Cash							35,441,238	35,446,589

Total Cash and Cash Equivalents							45,335,225	45,340,576

Total Investments and Cash Equivalents—211.7%							$1,445,797,866	$1,370,884,355

Liabilities in Excess of Other Assets—(111.7%)								(723,365,406)
Net Assets—100.0%								$647,518,949

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is not subject to a LIBOR or Prime rate floor.
(8)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)	Non-U.S. company or principal place of business outside the U.S.
(10)	Investment is held through our Taxable Subsidiaries (See Note 1).
(11)	Par amount is denominated in British Pounds (£) or in Euros (€) as denoted.
(12)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—126.4% (1), (2)
First Lien Secured Debt—38.7%
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,333,361	$23,071,460	$22,210,559
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,150,000	8,989,610	9,085,577
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,225,000	9,058,699	9,160,048
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,372,074	4,323,938	4,284,632
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		24,985,195	24,786,989	24,985,195
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900		14,522,529	14,273,869	14,244,486
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		38,391,045	37,888,445	38,391,045
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,156,176	13,359,375
Robertshaw US Holding Corp.	06/18/2019	Electronics	8.50%		L+700		15,948,113	15,875,684	15,970,121
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		18,306,549	18,075,370	18,215,016
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	11.27%		L+1,075	(7)	28,859,421	28,349,720	28,859,421
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.88%		L+1,050	(7)	£22,512,751	35,990,065	28,703,752
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,651,563	8,651,563	8,651,563
U.S. Well Services, LLC	05/02/2019	Oil and Gas	14.02 (PIK 14.02	% %)	L+1,350	(7)	14,988,321	14,796,715	12,912,527

Total First Lien Secured Debt								258,288,303	249,033,317

Second Lien Secured Debt—61.0%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	—	(6)	—		25,400,000	25,400,000	17,780,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%		—		28,500,000	28,253,554	28,500,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	—	(6)	—		26,979,281	25,422,260	8,633,370
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,419,316	37,125,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,887,760	3,739,797	2,932,656
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		51,775,000	51,362,786	51,775,000
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.50%		L+1,050		26,425,000	25,926,258	26,425,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100		41,250,000	40,929,816	41,250,000
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	76,229,058
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		18,270,159	18,101,798	18,201,646
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,202,295	56,087,727
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		14,798,077	14,613,655	15,029,371
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		12,862,500	12,441,130	12,862,500

Total Second Lien Secured Debt								416,812,665	392,831,328

Subordinated Debt/Corporate Notes—15.9%
Alegeus Technologies, LLC	02/15/2019	Financial Services	13.00%		L+1,200		8,930,000	8,844,669	8,831,201
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	32,055,101	32,675,553
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00 (PIK 1.75	% %)	—		11,035,083	10,937,329	10,538,501
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	14.50 (PIK 6.00	% %)	L+1,000		£8,375,600	12,306,414	10,855,976
Randall-Reilly, LLC	04/15/2020	Other Media	12.00%		—		26,500,000	26,617,239	26,309,750
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,090,281	13,300,000

Total Subordinated Debt/Corporate Notes								103,851,033	102,510,981

Preferred Equity/Partnership Interests—0.8% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	128,457
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	1,081,633
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,396,892
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	32,476
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—		1,197	1,197,000	1,404,944

Total Preferred Equity/Partnership Interests								4,734,171	5,044,402

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—19.4% (1), (2)
First Lien Secured Debt—14.7%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00 (PIK 10.00	% %)	L+800	84,606,067	$83,653,689	$68,319,399
Superior Digital Displays, LLC	12/31/2018	Media	14.00 (PIK 14.00	% %)	L+1,300	26,516,321	24,845,647	26,516,321

Total First Lien Secured Debt							108,499,336	94,835,720

Second Lien Secured Debt—1.2%
Superior Digital Displays, LLC	07/01/2019	Media	16.00 (PIK 16.00	% %)	L+1,500	8,675,815	8,675,815	7,346,315

Preferred Equity—3.1% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	143,183	14,318,325	20,151,529
Superior Digital Displays Holdings, Inc.	—	Media	15.00%		—	103,916	7,000,000	—

Total Preferred Equity							21,318,325	20,151,529

Common Equity—0.4% (6)
MidOcean JF Holdings Corp.	—	Distribution	—		—	65,933	24,761,831	2,686,073
RAM Energy Holdings LLC	—	Energy and Utilities	—		—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—		—	11,100	2,211,000	—

Total Common Equity							47,797,219	2,686,073

Total Investments in Controlled, Affiliated Portfolio Companies							186,290,695	125,019,637

Total Investments—179.3%							1,253,957,146	1,153,679,675

Cash and Cash Equivalents—11.8%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares							64,897,736	64,897,736
BNY Mellon Cash Reserve and Cash							10,719,397	10,710,377

Total Cash and Cash Equivalents							75,617,133	75,608,113

Total Investments and Cash Equivalents—191.1%							$1,329,574,279	$1,229,287,788

Liabilities in Excess of Other Assets—(91.1%)								(585,920,932)
Net Assets—100.0%								$643,366,856

(1)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities.
(2)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities (see Note 6).
(3)	Valued based on our accounting policy (see Note 2).
(4)	Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L,” or Prime rate, or “P.” All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK, interest and other fee rates, if any.
(5)	Security is exempt from registration under Rule 144A promulgated under the Securities Act. The security may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.
(6)	Non-income producing securities.
(7)	Coupon is not subject to a LIBOR or Prime rate floor.
(8)	Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.
(9)	Non-U.S. company or principal place of business outside the U.S.
(10)	Investment is held through our consolidated Taxable Subsidiaries (See Note 1).
(11)	Par amount is denominated in British Pounds.
(12)	The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

We have formed and expect to continue to form certain Taxable Subsidiaries, which are subject to tax as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

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

DECEMBER 31, 2016

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

(c)   Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate paying any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC for federal income tax purposes, we may elect to retain a portion of our calendar year income, which may result in an excise tax, or we may incur taxes through our Taxable Subsidiaries. For the three months ended December 31, 2016 and 2015, we recorded a provision for taxes of $0.4 million and $1.3 million, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. We did not have any material uncertain tax positions or any unrecognized tax benefits that met the recognition or measurement criteria of ASC 740-10-25 as of the periods presented herein.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

DECEMBER 31, 2016

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

3. AGREEMENTS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2017. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee, or collectively referred to as Management Fees.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of base management fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three months ended December 31, 2016 and 2015, the Investment Adviser earned a base management fee of $5.3 million (after a waiver of $1.0 million) and $5.5 million (after a waiver of $1.0 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three months ended December 31, 2016 and 2015, the Investment Adviser earned an incentive fee of $2.9 million (after a waiver of $0.5 million) and $3.2 million (after a waiver of $0.6 million), respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2016 and 2015, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For each of the three months ended December 31, 2016 and 2015, the Investment Adviser did not accrue such an incentive fee.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2016 and 2015, the Investment Adviser was reimbursed $0.5 million and $0.3 million, respectively, from us, including expenses incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2016 and 2015 totaled $232.1 million and $134.8 million, respectively. Sales and repayments of investments for the same periods totaled $64.2 million and $108.1 million, respectively. For the three months ended December 31, 2016, the Company bought $5.0 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. The affiliated fund realized a gain of less than $0.1 million.

Investments, cash and cash equivalents consisted of the following:

	December 31, 2016		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$543,041,856	$522,190,511	$418,873,576	$397,102,721
Second lien	441,804,534	442,872,294	451,756,995	425,412,443
Subordinated debt / corporate notes	211,801,413	206,702,440	189,453,101	177,631,517
Equity	203,814,838	153,778,534	193,873,474	153,532,994

Total investments	1,400,462,641	1,325,543,779	1,253,957,146	1,153,679,675

Cash and cash equivalents	45,335,225	45,340,576	75,617,133	75,608,113

Total investments, cash and cash equivalents	$1,445,797,866	$1,370,884,355	$1,329,574,279	$1,229,287,788

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2016	September 30, 2016
Hotels, Motels, Inns and Gaming	17%	13%
Consumer Products	8	9
Personal, Food and Miscellaneous Services	7	8
Aerospace and Defense	6	5
Business Services	6	7
Energy and Utilities	5	6
Environmental Services	5	5
Financial Services	5	3
Distribution	4	6
Electronics	4	2
Manufacturing / Basic Industries	4	4
Oil and Gas	4	5
Auto Sector	3	3
Healthcare, Education and Childcare	3	2
Retail	3	3
Buildings and Real Estate	2	2
Building Materials	2	2
Media	2	5
Other Media	2	3
Printing and Publishing	2	3
Diversified Natural Resources, Precious Metals and Minerals	1	—
Other	5	4

Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the three months ended December 31, 2016 and 2015, our ability to observe valuation inputs resulted in no reclassifications and one reclassification of an asset from Level 2 to 1, respectively.

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

The remainder of our portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an EBITDA multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA will have the opposite effect.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$126,200,242	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	159,739,313	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	9,652,978	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	395,990,269	Market Comparable	Market Yield	9.8% – 18.0% (13.0%)
Second lien	296,166,981	Market Comparable	Market Yield	9.6% – 18.0% (13.5%)
Subordinated debt / corporate notes	184,015,462	Market Comparable	Market Yield	11.0% – 18.6% (10.7%)
Equity	125,589,910	Enterprise Market Value	EBITDA multiple	5.5x – 15.5x (8.8x)

Total Level 3 investments	$1,297,355,155

Long-Term Credit Facility	$136,122,503	Market Comparable	Market Yield	3.7%

Asset Category	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$35,569,934	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	122,923,804	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	8,995,448	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	361,532,787	Market Comparable	Market Yield	8.8% – 21.7% (13.1%)
Second lien	302,488,639	Market Comparable	Market Yield	9.5% – 17.3% (13.1%)
Subordinated debt / corporate notes	168,636,069	Market Comparable	Market Yield	11.0% – 15.7% (10.2%)
Equity	125,633,017	Enterprise Market Value	EBITDA multiple	5.0x – 15.5x (8.2x)

Total Level 3 investments	$1,125,779,698

Long-Term Credit Facility	$39,551,187	Market Comparable	Market Yield	3.8%

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,171,765,245	$—	$—	$1,171,765,245
Equity investments	153,778,534	1,817,390	26,371,234	125,589,910

Total investments	1,325,543,779	1,817,390	26,371,234	1,297,355,155
Cash and cash equivalents	45,340,576	45,340,576	—	—

Total investments, cash and cash equivalents	$1,370,884,355	$47,157,966	$26,371,234	$1,297,355,155

Long-Term Credit Facility	$136,122,503	$—	$—	$136,122,503
2019 Notes	250,635,000	—	250,635,000	—
2025 Notes	71,535,000	71,535,000	—	—

Total debt	$458,292,503	$71,535,000	$250,635,000	$136,122,503

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,000,146,681	$—	$—	$1,000,146,681
Equity investments	153,532,994	2,758,757	25,141,220	125,633,017

Total investments	1,153,679,675	2,758,757	25,141,220	1,125,779,698
Cash and cash equivalents	75,608,113	75,608,113	—	—

Total investments, cash and cash equivalents	$1,229,287,788	$78,366,870	$25,141,220	$1,125,779,698

Long-Term Credit Facility	$39,551,187	$—	$—	$39,551,187
2019 Notes	254,175,000	—	254,175,000	—
2025 Notes	72,618,000	72,618,000	—	—

Total debt	$366,344,187	$72,618,000	$254,175,000	$39,551,187

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized (losses) gains	(34,173,159)	11,800,414	(22,372,745)
Net unrealized appreciation (depreciation)	35,054,433	(9,984,472)	25,069,961
Purchases, PIK interest, net discount accretion and non-cash exchanges	226,774,334	11,778,800	238,553,134
Sales, repayments and non-cash exchanges	(56,037,044)	(13,637,849)	(69,674,893)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,171,765,245	$125,589,910	$1,297,355,155

Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$11,161,106	$252,650	$11,413,756

	Three Months Ended December 31, 2015
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(27,123,807)	1,691,446	(25,432,361)
Net unrealized depreciation	(35,926,407)	(3,177,458)	(39,103,865)
Purchases, PIK interest, net discount accretion and non-cash exchanges	104,756,425	31,628,493	136,384,918
Sales, repayments and non-cash exchanges	(104,127,278)	(3,941,446)	(108,068,724)
Transfers in/out of Level 3	—	—	—

Ending Balance	$1,131,836,802	$129,370,621	$1,261,207,423

Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(59,533,459)	$2,796,027	$(56,737,432)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

Long-Term Credit Facility (1)	Three Months Ended December 31,
	2016	2015
Beginning Balance (cost – $50,339,700 and $106,864,300, respectively)	$39,551,187	$102,356,860
Net change in unrealized depreciation included in earnings	(1,207,684)	(3,805,775)
Borrowings (2)	110,260,000	126,316,923
Repayments (2)	(12,481,000)	(105,185,900)
Transfers in and/or out of Level 3	—	—

Ending Balance (cost – $148,118,700 and $127,995,323, respectively)	$136,122,503	$119,682,108
Temporary draws outstanding, at cost	—	15,000,000

Ending Balance (cost – $148,118,700 and $142,995,323, respectively)	$136,122,503	$134,682,108

(1)	The carrying value of our consolidated financial liabilities approximates fair value.
(2)	Excludes temporary draws.

As of December 31, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$48,858,700	$37,069,530	January 3, 2017	$(11,789,170)
Euro	€44,000,000	45,760,000	46,409,088	January 3, 2017	649,088

		$94,618,700	$83,478,618		$(11,140,082)

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£31,000,000	$50,339,700	$40,180,433	October 3, 2016	$(10,159,267)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2016 and 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $5.8 million and $7.7 million, respectively. As of December 31, 2016 and September 30, 2016, net unrealized depreciation on our Credit Facility and our Notes totaled $11.1 million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2016 were as follows:

Name of Investment	Fair Value at September 30, 2016 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at December 31, 2016 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$22,837,602	$—	$—	$—	$9,599,721	$—
RAM Energy LLC	68,319,399	2,138,653	—	2,264,465	70,480,085	—
Superior Digital Displays Holdings, Inc.	33,862,636	3,600,000	(2,570,000)	1,381,599	32,436,485	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	57,109,394	197,160	—	817,473	61,101,083	—
American Gilsonite Company (3)	—	—	—	5,969	18,130,545	—
Cano Health, LLC (3)	—	11,803,500	—	52,311	11,803,500	—
Corfin Industries LLC	25,853,063	—	(59,250)	675,462	26,069,202	—
DirectBuy Holdings, Inc.	2,799,695	—	—	—	1,669,502	—
EnviroSolutions Holdings, Inc.	22,522,000	—	—	230,873	22,760,675	—
ETX Energy, LLC	35,416,730	—	—	193,544	45,742,822	—
PAS International Holdings, Inc.	8,233,630	14,052	(11,132)	616,258	15,523,777	—
Service Champ, Inc.	34,898,025	—	—	913,797	35,537,758	—
TRAK Acquisition Corp.	28,360,010	9,000,000	(9,250,000)	742,494	28,456,462	—

Total Controlled and Non-Controlled Affiliates	$340,212,184	$26,753,365	$(11,890,382)	$7,894,245	$379,311,617	$—

(1)	Excludes delayed draw investments.
(2)	Includes PIK.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2016.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2016	2015
Numerator for net increase (decrease) in net assets resulting from operations	$24,049,127	$(40,755,183)
Denominator for basic and diluted weighted average shares	71,060,836	72,740,547
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.34	$(0.56)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2016 and September 30, 2016, cash and cash equivalents consisted of $45.3 million and $75.6 million, respectively, at fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$9.05	$9.82
Net investment income (1)	0.21	0.23
Net realized and unrealized gain (loss) (1)	0.13	(0.79)

Net increase (decrease) in net assets resulting from operations (1)	0.34	(0.56)
Distributions to stockholders (1), (2)	(0.28)	(0.28)
Repurchase of common stock (1)	—	0.04

Net asset value, end of period	$9.11	$9.02

Per share market value, end of period	$7.66	$6.18

Total return* (3)	5.51%	(0.28)%
Shares outstanding at end of period	71,060,836	71,745,710

Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5)	6.23%	6.13	% (6)
Ratio of interest and expenses on debt to average net assets	4.15%	3.84%

Ratio of total expenses to average net assets (5)	10.38%	9.97	%(6)
Ratio of net investment income to average net assets	9.28%	10.17	%(6)
Net assets at end of period	$647,518,949	$647,309,399

Weighted average debt outstanding (7)	$597,533,598	$598,313,633

Weighted average debt per share (1), (7)	$8.41	$8.23
Asset coverage per unit (8)	$2,412	$2,422
Portfolio turnover ratio	21.20%	34.28%

*	Not annualized for periods less than one year.

**	Annualized for periods less than one year.

(1)	Based on the weighted average shares outstanding for the respective periods.

(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.

(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(4)	Excludes debt related costs.

(5)	For the three months ended December 31, 2016 and 2015, the ratio of operating expenses before the waiver of Management Fees to average net assets was 7.18% and 7.07%, respectively, and the ratio of total expenses before the waiver of Management Fees to average net assets was 11.33% and 10.91%, respectively.

(6)	Does not annualize provision for taxes.

(7)	Includes SBA debentures outstanding.

(8)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBA debentures from our asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.

10. DEBT

Our annualized weighted average cost of debt for the three months ended December 31, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility and amortized upfront fees on SBA debentures but excluding debt issuance costs, was 4.51% and 4.50%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of December 31, 2016, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2016 and September 30, 2016, there was $148.1 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.63% and 2.76%, as of December 31, 2016 and September 30, 2016, respectively, excluding the undrawn commitments fees of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2016. We have funded SBIC II with $52.5 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2016 and September 30, 2016, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million was drawn, respectively. As of December 31, 2016 and September 30, 2016, the unamortized fees on the SBA debentures was $4.1 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2016 and September 30, 2016 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000

Weighted Average Rate / Total		3.44%	$197,500,000

(1)	Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2016, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of December 31, 2016 and September 30, 2016, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of December 31, 2016 and September 30, 2016, we had $71.3 million in aggregate principal amount of 2025 Notes outstanding. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of December 31, 2016 and September 30, 2016, we had $7.6 million and $3.1 million, respectively, in commitments to fund investments.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a “significant subsidiary” within the meaning of Regulation S-X. We have determined that, as of December 31, 2016 and September 30, 2016, RAM Energy Holdings LLC triggered at least one of the significance tests. RAM Energy Holdings LLC became a controlled affiliated investment as of September 30, 2015. As a result and in accordance with Rule 4-08(g) of Regulation S-K, presented below is summarized unaudited financial information for RAM Energy Holdings LLC as of December 31, 2016 and September 30, 2016 as well as for the three months ended December 31, 2016 and 2015.

Balance Sheet	December 31, 2016	September 30, 2016
Current assets	$1,699,593	$1,871,645
Noncurrent assets	29,503,764	35,306,598
Current liabilities	6,410,604	4,338,002
Noncurrent liabilities	91,208,666	90,737,483

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2016

(Unaudited)

	Three Months Ended December 31,
Income Statement	2016	2015
Total revenue	$1,828,378	$2,402,530
Total expenses	10,347,049	28,237,445

Net loss	(8,518,671)	(25,834,915)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2016, and the consolidated statements of operations, changes in net assets and cash flows for the three months ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities.

/s/ RSM US LLP

New York, New York

February 8, 2017

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2016, our portfolio totaled $1,325.5 million and consisted of $522.2 million of senior secured debt, $442.9 million of second lien secured debt, $206.7 million of subordinated debt and $153.7 million of preferred and common equity. Our debt portfolio consisted of 81% variable-rate investments (including 74% with a floor) and 19% fixed-rate investments. As of December 31, 2016, we had two companies on non-accrual, representing 1.1% and 0.3% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $74.9 million as of December 31, 2016. Our overall portfolio consisted of 60 companies with an average investment size of $22.1 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 39% in senior secured debt, 33% in second lien secured debt, 16% in subordinated debt and 12% in preferred and common equity.

As of September 30, 2016, our portfolio totaled $1,153.7 million and consisted of $397.1 million of senior secured debt, $425.4 million of second lien secured debt, $177.6 million of subordinated debt and $153.6 million of preferred and common equity. Our debt portfolio consisted of 78% variable-rate investments (including 72% with a floor) and 22% fixed-rate investments. As of September 30, 2016, we had four companies on non-accrual, representing 5.3% and 2.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $100.3 million as of September 30, 2016. Our overall portfolio consisted of 56 companies with an average investment size of $20.6 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 35% in senior secured debt, 37% in second lien secured debt, 15% in subordinated debt and 13% in preferred and common equity.

For the three months ended December 31, 2016, we invested $229.2 million in nine new and seven existing portfolio companies with a weighted average yield on debt investments of 11.2%. Sales and repayments of investments for the three months ended December 31, 2016 totaled $64.2 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2016 and 2015, our Credit Facility and our Notes had a net change in unrealized depreciation of $5.8 million and $7.7 million, respectively. As of December 31, 2016 and September 30, 2016, net unrealized depreciation on our Credit Facility and our Notes totaled $11.1 million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

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

Payment-In-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our ability to be treated as RIC for federal income tax purposes, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital net gain income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and net realized gain recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We have formed and expect to continue to form certain Taxable Subsidiaries, which are subject to tax as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2016 and 2015.

Investment Income

Investment income for the three months ended December 31, 2016 was $31.9 million and was attributable to $13.2 million from senior secured debt, $12.7 million from second lien secured debt, $4.9 million from subordinated debt and $1.1 million from preferred and common equity, respectively. Investment income for the three months ended December 31, 2015 was $35.3 million and was attributable to $12.9 million from senior secured debt, $17.4 million from second lien secured debt and $5.0 million from subordinated debt, respectively. The decrease in investment income compared with the same period in the prior year was primarily due to a lower yielding portfolio.

Expenses

Net expenses for the three months ended December 31, 2016 totaled $16.8 million. Base management fee for the same period totaled $5.3 million (after a base management fee waiver of $1.0 million), incentive fee totaled $2.9 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $6.7 million, general and administrative expenses totaled $1.5 million and provision for taxes totaled $0.4 million. Net expenses for the three months ended December 31, 2015 totaled $18.4 million. Base management fee for the same period totaled $5.5 million (after a base management fee waiver of $1.0 million), incentive fee totaled $3.2 million (after an incentive fee waiver of $0.6 million), debt related interest and expenses totaled $6.7 million, general and administrative expenses totaled $1.7 million and provision for taxes totaled $1.3 million. The decrease in expenses compared with the same period in the prior year was primarily due to lower taxes.

Net Investment Income

Net investment income totaled $15.0 million, or $0.21 per share, for the three months ended December 31, 2016, and $16.8 million, or $0.23 per share, for the three months ended December 31, 2015. The decrease in net investment income compared to the same period in the prior year was primarily due to the lower yielding portfolio.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2016 totaled $64.2 million and realized losses totaled $22.2 million. Sales and repayments of investments totaled $108.1 million and realized losses totaled $25.4 million for the three months ended December 31, 2015. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three months ended December 31, 2016 and 2015, we reported net unrealized appreciation (depreciation) on investments of $25.4 million and $(39.9) million, respectively. As of December 31, 2016 and September 30, 2016, our net unrealized depreciation on investments totaled $74.9 million and $100.3 million, respectively. The net change in unrealized appreciation (depreciation) on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) of investments that were realized.

For the three months ended December 31, 2016 and 2015, we reported net unrealized depreciation on our Credit Facility and our Notes of $5.8 million and $7.7 million, respectively. The change compared with the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $24.0 million, or $0.34 per share, for the three months ended December 31, 2016. This compares to a net change in net assets resulting from operations of $(40.8) million, or $(0.56) per share, for the three months ended December 31, 2015. The increase in the net change in net assets from operations compared with the same period in the prior year was primarily due to the continued growth of our portfolio and appreciation of our investments.

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

As of December 31, 2016, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2016 and September 30, 2016, there was $148.1 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.63% and 2.76%, as of December 31, 2016 and September 30, 2016, respectively, excluding the undrawn commitments fees of 0.375%. The annualized weighted average cost of debt for the three months ended December 31, 2016 and 2015, inclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures, was 4.51% and 4.50%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of December 31, 2016 and September 30, 2016, we had $396.9 million and $494.7 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of December 31, 2016, we were in compliance with the terms of our Credit Facility.

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

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2016. We have funded SBIC II with $52.5 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2016 and September 30, 2016, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million was drawn, respectively. As of December 31, 2016 and September 30, 2016, the unamortized fees on the SBA debentures was $4.1 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2016 and September 30, 2016 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000

Weighted Average Rate / Total		3.44%	$197,500,000

(1) Excludes 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2016, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of December 31, 2016 and September 30, 2016, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At December 31, 2016 and September 30, 2016, we had cash and cash equivalents of $45.3 million and $75.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $108.3 million for the three months ended December 31, 2016, and our financing activities provided cash of $77.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net borrowings under our Credit Facility.

Our operating activities used cash of $0.9 million for the three months ended December 31, 2015, and our financing activities used cash of $22.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily for our stock repurchase plan.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2016, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$148.1	$—	$148.1	$—	$—
SBA debentures	197.5	—	—	150.0	47.5
2019 Notes	250.0	—	250.0	—	—
2025 Notes	71.3	—	—	—	71.3

Total debt outstanding (1)	666.9	—	398.1	150.0	118.8
Unfunded investments (2)	7.6	—	—	6.5	1.1

Total contractual obligations	$674.5	$—	$398.1	$156.5	$119.9

(1)	The annualized weighted average cost of debt as of December 31, 2016, excluding debt issuance costs, was 3.96% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2017, PennantPark Investment Advisers serves as our Investment Adviser. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the three months ended December 31, 2016 and 2015, we declared distributions of $0.28 per share for each period for total distributions of $19.9 million and $20.1 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, are ratified by the board of directors.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, our debt portfolio consisted of 81% variable-rate investments (including 74% with a floor) and 19% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$ 3,999	$ 0.06
Up 2%	$ 12,093	$ 0.17
Up 3%	$ 20,187	$ 0.28
Up 4%	$ 28,281	$ 0.40

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None of us, our Investment Adviser or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Investment Adviser or Administrator. From time to time, we, our Investment Adviser or Administrator may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the

Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1	Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 21, 2016).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 8, 2017	By:	/s/ Arthur H. Penn

Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 8, 2017	By:	/s/ Aviv Efrat

Aviv Efrat

Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)