Form 10-K/A
period 2016-09-30
PENNANTPARK INVESTMENT CORP
filed 2017-03-17
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 905-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share 6.25% Senior Notes due 2025	The NASDAQ Stock Market LLC The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2016 based on the closing price on that date of $6.06 on the NASDAQ Global Select Market was approximately $423 million. For purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 71,060,836 shares of the Registrant’s common stock outstanding as of March 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1, or the Amendment, to its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was initially filed with the Securities and Exchange Commission, or the SEC, on November 21, 2016, or the Form 10-K, to provide stand-alone audited financial statements for our investment in an unconsolidated controlled portfolio company, RAM Energy Holdings LLC, as of and for the year ended December 31, 2016 (as Exhibit 99.2).

We have determined that this unconsolidated controlled portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate audited financial statements of RAM Energy Holdings LLC are being filed as an amendment to the Form 10-K, within 90 days after the end of RAM Energy Holdings LLC’s fiscal year.

As required, this Amendment also includes the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 44 of the Registrant’s Annual Report on Form 10-K filed on November 21, 2016.

(2)	Financial Statement Schedules—None.

(3)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No.3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

4.2	Base Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(8) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013.

4.3	First Supplemental Indenture, dated as of January 22, 2013, relating to the 6.25% Senior Notes due 2025, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99(d)(9) to the Registrant’s Post-Effective Amendment No.4 to the Registration Statement on Form N-2/A (File No.333-172524), filed on January 22, 2013.

4.4	Form of 6.25% Senior Notes due 2025 (included as part of Exhibit 4.3).

4.5	Second Supplemental Indenture, dated as of September 23, 2014, relating to the 4.50% Notes due 2019, between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 99 (d)(11) to the Registrant’s Post-Effective Amendment No. 2 to Form N-2 (File No. 333-192782), filed on September 23, 2014.

4.6	Form of 4.50% Notes due 2019 (included as part of Exhibit 4.5).

10.1	First Amended and Restated Investment Advisory Management Agreement between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on February 3, 2016).

10.2	Form of Administration Agreement between the Registrant and PennantPark Investment Administration LLC (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2(File No. 333-150033), filed on April 2, 2008).

10.3	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.4	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 25, 2014, among PennantPark Investment Corporation, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on June 30, 2014).

10.5	Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 21, 2016).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 21, 2016).

14.1	Joint Code of Ethics of Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 21, 2016).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 21, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2*	Audited Financial Statements of RAM Energy Holdings LLC as of and for the year ended December 31, 2016.

*	Filed herewith.

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

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2017
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	March 17, 2017
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Chairman	March 17, 2017
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	March 17, 2017
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	March 17, 2017
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	March 17, 2017
Samuel L. Katz