Form 10-Q
period 2017-03-31
PENNANTPARK INVESTMENT CORP
filed 2017-05-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2017 was 71,060,836.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	September 30, 2016
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$806,381,197 and $805,189,545, respectively)	$827,414,297	$813,467,491
Non-controlled, affiliated investments (cost—$247,342,695 and $262,476,906, respectively)	242,689,039	215,192,547
Controlled, affiliated investments (cost—$195,523,633 and $186,290,695, respectively)	124,376,311	125,019,637
Total of investments (cost—$1,249,247,525 and $1,253,957,146, respectively)	1,194,479,647	1,153,679,675
Cash and cash equivalents (cost—$66,560,479 and $75,617,133, respectively)	66,565,207	75,608,113
Interest receivable	10,167,252	7,032,858
Receivable for investments sold	12,086,044	—
Prepaid expenses and other assets	2,275,115	2,615,232
Total assets	1,285,573,265	1,238,935,878
Liabilities
Distributions payable	12,790,950	19,897,034
Credit Facility payable (cost—$99,586,300 and $50,339,700, respectively) (See Notes 5 and 10)	88,491,651	39,551,187
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	255,137,500	254,175,000
SBA debentures payable, net (par—$197,500,000) (See Notes 5 and 10)	193,579,200	193,244,534
2025 Notes payable (par—$71,250,000) (See Notes 5 and 10)	72,247,500	72,618,000
Base management fee payable, net (See Note 3)	5,319,305	5,074,830
Performance-based incentive fee payable, net (See Note 3)	3,060,280	2,865,444
Interest payable on debt	7,649,300	7,520,113
Accrued other expenses	1,109,912	622,880
Total liabilities	639,385,598	595,569,022
Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,060,836 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	71,061	71,061
Paid-in capital in excess of par value	819,983,676	819,983,676
Undistributed net investment income	1,640,939	3,119,380
Accumulated net realized loss on investments	(125,709,891)	(84,771,820)
Net unrealized depreciation on investments	(54,757,767)	(100,280,954)
Net unrealized depreciation on debt	4,959,649	5,245,513
Total net assets	$646,187,667	$643,366,856
Total liabilities and net assets	$1,285,573,265	$1,238,935,878
Net asset value per share	$9.09	$9.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$24,090,316	$26,649,790	$45,962,445	$54,867,820
Other income	1,565,617	5,860,016	3,668,153	7,527,669
From non-controlled, affiliated investments:
Interest	4,440,386	3,337,000	8,666,067	5,517,576
Other income	—	—	22,500	—
From controlled, affiliated investments:
Interest	3,618,674	3,261,619	7,264,738	6,458,652
Total investment income	33,714,993	39,108,425	65,583,903	74,371,717
Expenses:
Base management fee (See Note 3)	6,332,507	6,115,075	12,607,289	12,620,855
Performance-based incentive fee (See Note 3)	3,643,189	4,772,473	7,017,399	8,568,255
Interest and expenses on debt (See Note 10)	7,179,057	6,942,925	13,914,631	13,669,250
Administrative services expenses (See Note 3)	894,000	900,500	1,788,000	1,768,000
Other general and administrative expenses	668,483	937,563	1,336,990	1,822,192
Expenses before Management Fees waiver and provision for taxes	18,717,236	19,668,536	36,664,309	38,448,552
Management Fees waiver (See Note 3)	(1,596,111)	(1,742,008)	(3,139,950)	(3,390,262)
Provision for taxes	425,000	350,000	850,000	1,650,000
Net expenses	17,546,125	18,276,528	34,374,359	36,708,290
Net investment income	16,168,868	20,831,897	31,209,544	37,663,427
Realized and unrealized (loss) gain on investments and debt:
Net realized loss on investments	(18,742,737)	(11,210,018)	(40,938,071)	(36,584,981)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(6,279,870)	(6,211,252)	13,356,331	(22,954,067)
Non-controlled and controlled, affiliated investments	26,429,957	(9,775,018)	32,166,856	(32,904,728)
Debt (appreciation) depreciation (See Notes 5 and 10)	(6,116,548)	10,314,028	(285,864)	17,974,803
Net change in unrealized appreciation (depreciation) on investments and debt	14,033,539	(5,672,242)	45,237,323	(37,883,992)
Net realized and unrealized (loss) gain from investments and debt	(4,709,198)	(16,882,260)	4,299,252	(74,468,973)
Net increase (decrease) in net assets resulting from operations	$11,459,670	$3,949,637	$35,508,796	$(36,805,546)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.16	$0.06	$0.50	$(0.51)
Net investment income per common share	$0.23	$0.29	$0.44	$0.52

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Net increase (decrease) in net assets from operations:
Net investment income	$31,209,544	$37,663,427
Net realized loss on investments	(40,938,071)	(36,584,981)
Net change in unrealized appreciation (depreciation) on investments	45,523,187	(55,858,795)
Net change in unrealized (appreciation) depreciation on debt	(285,864)	17,974,803
Net increase (decrease) in net assets resulting from operations	35,508,796	(36,805,546)
Distributions to stockholders:	(32,687,985)	(39,985,833)
Capital transactions:
Repurchase of common stock	—	(12,180,491)
Net increase (decrease) in net assets	2,820,811	(88,971,870)
Net assets:
Beginning of period	643,366,856	716,590,542
End of period	$646,187,667	$627,618,672
Undistributed (distributions in excess of) net investment income, at end of period	$1,640,939	$(15,747,292)
Capital share activity:
Shares of common stock repurchased	—	(1,905,207)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$35,508,796	$(36,805,546)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(45,523,187)	55,858,795
Net change in unrealized appreciation (depreciation) on debt	285,864	(17,974,803)
Net realized loss on investments	40,938,071	36,584,981
Net accretion of discount and amortization of premium	(1,791,876)	(2,897,809)
Purchases of investments	(289,692,765)	(216,808,143)
Payment-in-kind income	(11,287,854)	(6,151,360)
Proceeds from dispositions of investments	266,232,636	200,963,008
Amortization of deferred financing costs	334,666	293,819
(Increase) decrease in interest receivable	(3,134,394)	182,936
Increase in receivable for investments sold	(12,086,044)	—
Decrease in prepaid expenses and other assets	340,117	4,965,110
Decrease in payable for investments purchased	—	(3,591,177)
Increase in interest payable on debt	129,187	22,614
Increase (decrease) in base management fee payable, net	244,475	(1,465,365)
Increase (decrease) in performance-based incentive fee payable, net	194,836	(998,916)
Increase (decrease) in accrued other expenses	487,032	(2,322,367)
Net cash (used in) provided by operating activities	(18,820,440)	9,855,777
Cash flows from financing activities:
Repurchase of common stock	—	(12,180,491)
Distributions paid to stockholders	(39,794,068)	(40,519,291)
Borrowings under SBA debentures	—	22,500,000
Capitalized borrowing costs	—	(545,625)
Borrowings under Credit Facility	345,760,000	276,164,923
Repayments under Credit Facility	(296,513,400)	(271,699,400)
Net cash provided by (used in) financing activities	9,452,532	(26,279,884)
Net decrease in cash equivalents	(9,367,908)	(16,424,107)
Effect of exchange rate changes on cash	325,002	(20)
Cash and cash equivalents, beginning of period	75,608,113	49,619,256
Cash and cash equivalents, end of period	$66,565,207	$33,195,129
Supplemental disclosure of cash flow information:
Interest paid	$13,450,777	$13,352,817
Taxes paid	$102,458	$2,157,017
Non-cash exchanges and conversions	$25,049,756	$39,438,420

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—128.1% (1), (2)
First Lien Secured Debt—49.7%
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	8.51%		L+750		19,950,000	$19,658,923	$19,776,358
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,037,500	8,894,361	9,037,500
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,150,000	8,999,849	9,150,000
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.02%		L+700		10,000,000	9,851,491	9,854,227
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,372,074	4,329,154	4,328,353
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		24,727,793	24,555,615	24,975,071
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.50%		L+950		14,264,438	13,990,995	14,264,438
Juniper Landscaping of Florida, LLC (Revolver)	12/22/2021	Personal, Food and Miscellaneous Services	10.50%		L+950		180,000	180,000	180,000
Juniper Landscaping of Florida, LLC (Revolver) (8)	12/22/2021	Personal, Food and Miscellaneous Services	—		—		3,420,000	—	—
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900		14,522,529	14,281,764	14,327,892
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.02%		L+900		37,406,659	36,967,307	38,154,793
One Sixty Over Ninety, LLC	03/03/2022	Media	10.22%		L+922		16,250,000	15,927,812	15,925,000
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,170,818	14,463,750
Robertshaw US Holding Corp.	06/18/2019	Electronics	8.50%		L+700		15,884,843	15,825,004	15,829,611
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		37,929,343	37,890,912	37,360,403
Sunborn Oy, Sunborn Saga Oy (9), (11), (12)	06/28/2019	Hotels, Motels, Inns and Gaming	11.50%		L+1,050		€29,623,798	30,551,086	31,684,222
			(PIK 3.50%)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.23%		L+1,125		26,186,907	25,770,090	26,186,907
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.84%		L+1,050	(7)	£21,520,472	34,514,100	26,955,991
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.15%		L+900		8,607,813	8,607,813	8,521,734
Total First Lien Secured Debt								324,967,094	320,976,250
Second Lien Secured Debt—55.2%
Acre Operating Company, LLC	12/12/2023	Electronics	10.50%		L+950		38,800,000	38,137,869	38,800,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%		—		28,500,000	28,271,082	28,500,000
Harbortouch Payments, LLC	10/11/2024	Financial Services	10.50%		L+950		17,500,000	17,163,491	17,237,500
Howard Berger Co. LLC	09/30/2020	Distribution	11.15%		L+1,000		41,812,500	40,169,970	38,049,375
			(PIK 5.32%)
Intermediate Transportation 100, LLC (5)	06/01/2017	Cargo Transport	—	(6)	—		5,156,586	3,739,798	2,990,819
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.50%		L+1,050		26,425,000	25,964,846	26,689,250
Novitex Acquisition, LLC	07/07/2021	Business Services	12.32%		L+1,100		44,625,000	44,135,394	45,071,250
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	77,781,101
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		62,750,000	62,261,413	62,854,793
Veritext Corp. (f/k/a VT Buyer Acquisition Corp.)	01/30/2023	Business Services	10.15%		L+900		18,834,375	18,319,105	18,457,688
Total Second Lien Secured Debt								353,162,968	356,431,776
Subordinated Debt/Corporate Notes—15.9%
Alegeus Technologies, LLC	02/15/2019	Financial Services	13.15%		L+1,200		8,930,000	8,853,259	8,883,496
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	32,107,388	32,348,798
Credit Infonet, Inc.	10/26/2020	Personal, Food and Miscellaneous Services	13.00%		—		11,110,315	10,898,315	11,014,693
			(PIK 0.75%)
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	18.50%		L+1,400		£8,661,597	12,677,001	10,830,920
			(PIK 10.00%)
Randall-Reilly, LLC	04/15/2020	Other Media	12.50%		—		26,500,000	26,608,064	26,336,240
Sonny’s Enterprises, LLC	06/01/2023	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,045,873	13,233,500
Total Subordinated Debt/Corporate Notes								104,189,900	102,647,647
Preferred Equity/Partnership Interests—0.8% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	385,372
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	1,188,178
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,490,931
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	35,925
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%		—		1,197	1,197,000	1,469,970
Total Preferred Equity/Partnership Interests								4,734,171	5,570,376

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—6.5% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1	950	1,189
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	1,532,451
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—	—	137,923	2,111,588	—
Cascade Environmental LLC (10)	—	Environmental Services	—	—	24,382	2,518,909	3,696,676
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—	—	1,745,639	1,745,639	4,015,299
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375	—	2,997,890
e.l.f. Beauty, Inc.	—	Consumer Products	—	—	470,899	1,261,147	13,094,262
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	4,277	217,635	601,583
HW Holdco, LLC	—	Other Media	—	—	388,378	—	3,885,433
Kadmon Holdings, Inc.	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	912,291
LaMi Acquisition, LLC (10)	—	Distribution	—	—	19	493,280	564,582
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	1,000,000	1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000	3,000,000	7,455,412
Patriot National, Inc.	—	Insurance	—	—	100,885	238,038	284,496
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330	133,000	1,992,420
ZS Juniper L.P. (Juniper Landscaping of Florida, LLC) (10)	—	Personal, Food and Miscellaneous Services	—	—	754	754,264	754,264
Total Common Equity/Partnership Interests/Warrants						19,327,064	41,788,248
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						806,381,197	827,414,297
Investments in Non-Controlled, Affiliated Portfolio Companies—37.6% (1), (2)
First Lien Secured Debt—12.0%
American Gilsonite Company	12/31/2021	Diversified Natural Resources,	15.00%	—	3,257,511	3,158,161	3,257,511
		Precious Metals and Minerals	(PIK 5.00%)
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	10.79%	L+1,000	10,195,875	9,951,350	10,195,875
Cano Health, LLC (Revolver)	12/23/2021	Healthcare, Education and Childcare	10.79%	L+1,000	900,000	900,000	900,000
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%	L+975	23,403,750	23,037,901	23,169,713
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—	—	1,942,623	—	—
PAS Technologies, Inc.	06/19/2017	Aerospace and Defense	6.02%	L+500	4,428,016	4,009,095	4,428,016
			(PIK 1.00%)
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050	22,077,411	21,984,542	22,077,411
TRAK Acquisition Corp. (Revolver)	08/25/2017	Business Services	12.00%	L+1,050	3,000,000	3,000,000	3,000,000
U.S. Well Services, LLC	02/02/2022	Oil and Gas	12.00%	L+1,100	9,175,404	9,090,959	9,175,404
			(PIK 12.00%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.00%	L+600	1,384,812	1,384,812	1,384,812
U.S. Well Services, LLC (Revolver) (8)	02/02/2022	Oil and Gas	—	—	807,609	—	—
Total First Lien Secured Debt						76,516,820	77,588,742
Second Lien Secured Debt—4.2%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%	L+700	18,000,000	17,191,157	17,614,260
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.04%	L+800	9,409,740	9,340,343	9,409,740
Total Second Lien Secured Debt						26,531,500	27,024,000
Subordinated Debt/Corporate Notes—10.1%
Affinion International Holdings Limited (5), (9), (12)	07/30/2018	Consumer Products	7.50%	—	10,055,185	9,383,248	9,753,530
			(PIK 4.00%)
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources,	17.00%	—	9,407,407	9,407,407	9,407,407
		Precious Metals and Minerals	(PIK 17.00%)
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50%	—	26,903,473	36,908,379	45,735,904
			(PIK 12.50%)
Total Subordinated Debt/Corporate Notes						55,699,034	64,896,841
Preferred Equity—0.8% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—	—	53,071	20,059,340	5,254,029
Common Equity/Partnership Interests/Warrants—10.5% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496	30,503,493	17,958,774
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181	10,265,972	39,506
American Gilsonite Company	—	Diversified Natural Resources, Precious Metals and Minerals	—	—	25,400	5,465,627	5,465,627
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	11,250	1,125,000	1,315,694
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—	—	11,250	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—	—	143,668	11,960,702	13,247,132
ETX Energy, LLC (10)	—	Oil and Gas	—	—	113,610	—	3,309,788
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—	—	119,603	—	174,219
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—	—	180,000	1,800,000	1,800,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
PAS International Holdings, Inc.	—	Aerospace and Defense	—	—	53,071	$202,620	$12,375,591
TRAK Acquisition Corp.	—	Business Services	—	—	491,755	188,837	4,712,212
USWS Holdings, LLC - Class A and Class B	—	Oil and Gas	—	—	8,190,817	7,023,750	7,526,884
Total Common Equity/Partnership Interests/Warrants						68,536,001	67,925,427
Total Investments in Non-Controlled, Affiliated Portfolio Companies						247,342,695	242,689,039
Investments in Controlled, Affiliated Portfolio Companies—19.2% (1), (2)
First Lien Secured Debt—15.7%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00%	L+800	88,913,338	88,122,435	72,908,937
			(PIK 10.00%)
Superior Digital Displays, LLC	12/31/2018	Media	14.15%	L+1,300	28,426,231	26,984,627	28,426,231
			(PIK 14.15%)
Total First Lien Secured Debt						115,107,062	101,335,168
Second Lien Secured Debt—0.6%
Superior Digital Displays, LLC	07/01/2019	Media	16.15%	L+1,500	6,701,027	6,701,027	4,010,254
			(PIK 16.15%)
Preferred Equity—2.7% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	143,183	14,318,325	17,545,048
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	257,717	11,600,000	—
Total Preferred Equity						25,918,325	17,545,048
Common Equity—0.2% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	1,485,841
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						47,797,219	1,485,841
Total Investments in Controlled, Affiliated Portfolio Companies						195,523,633	124,376,311
Total Investments—184.9%						1,249,247,525	1,194,479,647
Cash and Cash Equivalents—10.3%
BlackRock Federal FD Instl 30						1,399,462	1,399,462
BNY Mellon Cash Reserve and Cash						65,161,017	65,165,745
Total Cash and Cash Equivalents						66,560,479	66,565,207
Total Investments and Cash Equivalents—195.2%						$1,315,808,004	$1,261,044,854
Liabilities in Excess of Other Assets—(95.2%)							(614,857,187)
Net Assets—100.0%							$646,187,667

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
(12)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, qualifying assets represent 86% of the Company’s total assets and non-qualifying assets represent 14% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—126.4% (1), (2)
First Lien Secured Debt—38.7%
AP Gaming I, LLC	12/21/2020	Hotels, Motels, Inns and Gaming	9.25%		L+825		23,333,361	$23,071,460	$22,210,559
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.00%		L+575		9,150,000	8,989,610	9,085,577
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.50%		L+1,225		9,225,000	9,058,699	9,160,048
Hollander Sleep Products, LLC	10/21/2020	Consumer Products	9.00%		L+800		4,372,074	4,323,938	4,284,632
Interior Specialists, Inc.	06/30/2020	Building Materials	9.00%		L+800		24,985,195	24,786,989	24,985,195
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.00%		L+900		14,522,529	14,273,869	14,244,486
LSF9 Atlantis Holdings, LLC	01/15/2021	Retail	10.00%		L+900		38,391,045	37,888,445	38,391,045
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%		—		14,250,000	14,156,176	13,359,375
Robertshaw US Holding Corp.	06/18/2019	Electronics	8.50%		L+700		15,948,113	15,875,684	15,970,121
Sotera Defense Solutions, Inc.	04/21/2017	Aerospace and Defense	9.00%		L+750		18,306,549	18,075,370	18,215,016
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	11.27%		L+1,075	(7)	28,859,421	28,349,720	28,859,421
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.88%		L+1,050	(7)	£22,512,751	35,990,065	28,703,752
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.00%		L+900		8,651,563	8,651,563	8,651,563
U.S. Well Services, LLC	05/02/2019	Oil and Gas	14.02%		L+1,350	(7)	14,988,321	14,796,715	12,912,527
			(PIK 14.02%)
Total First Lien Secured Debt								258,288,303	249,033,317
Second Lien Secured Debt—61.0%
American Gilsonite Company (5)	09/01/2017	Diversified Natural Resources, Precious Metals and Minerals	—	(6)	—		25,400,000	25,400,000	17,780,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%		—		28,500,000	28,253,554	28,500,000
Bennu Oil & Gas, LLC	11/01/2018	Oil and Gas	—	(6)	—		26,979,281	25,422,260	8,633,370
Howard Berger Co. LLC	09/30/2020	Distribution	11.00%		L+1,000		41,250,000	39,419,316	37,125,000
Intermediate Transportation 100, LLC (5)	03/01/2017	Cargo Transport	—	(6)	—		4,887,760	3,739,797	2,932,656
Jacobs Entertainment, Inc.	10/29/2019	Hotels, Motels, Inns and Gaming	13.00%		L+1,175		51,775,000	51,362,786	51,775,000
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.50%		L+1,050		26,425,000	25,926,258	26,425,000
Novitex Acquisition, LLC	07/07/2021	Business Services	12.25%		L+1,100		41,250,000	40,929,816	41,250,000
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.00%		L+1,200		75,000,000	75,000,000	76,229,058
Penton Media, Inc.	10/02/2020	Media	9.00%		L+775		18,270,159	18,101,798	18,201,646
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%		L+900		56,750,000	56,202,295	56,087,727
Prime Security Services Borrower, LLC	07/01/2022	Personal, Food and Miscellaneous Services	9.75%		L+875		14,798,077	14,613,655	15,029,371
VT Buyer Acquisition Corp.	01/30/2023	Business Services	10.75%		L+975		12,862,500	12,441,130	12,862,500
Total Second Lien Secured Debt								416,812,665	392,831,328
Subordinated Debt/Corporate Notes—15.9%
Alegeus Technologies, LLC	02/15/2019	Financial Services	13.00%		L+1,200		8,930,000	8,844,669	8,831,201
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%		—		32,675,553	32,055,101	32,675,553
Credit Infonet, Inc.	10/26/2018	Personal, Food and Miscellaneous Services	13.00%		—		11,035,083	10,937,329	10,538,501
			(PIK 1.75%)
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	14.50%		L+1,000		£8,375,600	12,306,414	10,855,976
			(PIK 6.00%)
Randall-Reilly, LLC	04/15/2020	Other Media	12.00%		—		26,500,000	26,617,239	26,309,750
Roto Holdings, Inc.	05/13/2021	Manufacturing / Basic Industries	11.00%		—		13,300,000	13,090,281	13,300,000
Total Subordinated Debt/Corporate Notes								103,851,033	102,510,981
Preferred Equity/Partnership Interests—0.8% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—		211	500,000	128,457
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—		949	949,050	1,081,633
Convergint Technologies Holdings, LLC	—	Electronics	8.00%		—		2,375	2,088,121	2,396,892
HW Holdco, LLC	—	Other Media	8.00%		—		3,591	—	32,476
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—		1,197	1,197,000	1,404,944
Total Preferred Equity/Partnership Interests								4,734,171	5,044,402
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—10.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—	1	950	1,083
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	1,192,535
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade Environmental LLC (10)	—	Environmental Services	—		—	23,600	2,360,000	5,194,738
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—		—	1,745,639	1,745,639	3,637,907
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	2,671,422
e.l.f. Beauty, Inc.	—	Consumer Products	—		—	938,399	2,513,193	25,141,220
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	4,277	217,635	354,555
HW Holdco, LLC	—	Other Media	—		—	388,378	—	3,512,420
Kadmon Holdings, Inc.	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	1,849,783
LaMi Acquisition, LLC (10)	—	Distribution	—		—	19	493,280	526,382
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—		—	1,000,000	1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	5,959,292
Patriot National, Inc.	—	Insurance	—		—	100,885	238,038	908,974
Power Products Holdings, LLC, Class A Units (10)	—	Electronics	—		—	1,350,000	901,263	1,223,409
Power Products Holdings, LLC, Class B Units (10)	—	Electronics	—		—	150,000	142,300	2,800,010
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,330	133,000	1,022,594
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—		—	211,797	793,873	8,051,139
Total Common Equity/Partnership Interests/Warrants							21,503,373	64,047,463
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							805,189,545	813,467,491
Investments in Non-Controlled, Affiliated Portfolio Companies—33.5% (1), (2)
First Lien Secured Debt—8.3%
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,522,250	23,114,058	23,522,250
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
PAS Technologies, Inc.	03/21/2017	Aerospace and Defense	6.01%		L+500	4,434,295	3,357,949	3,946,523
			(PIK 1.00%)
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	22,764,911	22,613,930	22,764,911
TRAK Acquisition Corp. (Revolver)	11/22/2016	Business Services	12.00%		L+1,050	3,000,000	3,000,000	3,000,000
Total First Lien Secured Debt							52,085,937	53,233,684
Second Lien Secured Debt—3.9%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	16,960,967	15,825,060
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,307,548	9,409,740
Total Second Lien Secured Debt							26,268,515	25,234,800
Subordinated Debt/Corporate Notes—11.7%
Affinion International Holdings Limited (5), (9), (12)	07/30/2018	Consumer Products	7.50%		—	9,858,025	8,946,674	8,995,448
			(PIK 4.00%)
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	14,735,238	12,340,534	2,799,695
ETX Energy, LLC (f/k/a New Gulf Resources, LLC),	05/03/2021	Oil and Gas	12.50%		—	25,297,664	36,473,119	35,416,730
Convertible Note (5)			(PIK 12.50%)
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,841,741	27,908,663
Total Subordinated Debt/Corporate Notes							85,602,068	75,120,536
Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	4,287,107
Common Equity/Partnership Interests/Warrants—8.9% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	32,115,042
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,972	173,844
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	2,330,813
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—		—	11,250	—	—
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	13,112,260
ETX Energy, LLC (f/k/a New Gulf Resources, LLC) (10)	—	Oil and Gas	—		—	113,610	—	—
ETX Energy Management Company, LLC (f/k/a NGR Management Company LLC) (10)	—	Oil and Gas	—		—	119,603	—	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	6,989,362
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	2,595,099
Total Common Equity/Partnership Interests/Warrants							78,461,046	57,316,420
Total Investments in Non-Controlled, Affiliated Portfolio Companies							262,476,906	215,192,547

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—19.4% (1), (2)
First Lien Secured Debt—14.7%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00%	L+800	84,606,067	$83,653,689	$68,319,399
			(PIK 10.00%)
Superior Digital Displays, LLC	12/31/2018	Media	14.00%	L+1,300	26,516,321	24,845,647	26,516,321
			(PIK 14.00%)
Total First Lien Secured Debt						108,499,336	94,835,720
Second Lien Secured Debt—1.2%
Superior Digital Displays, LLC	07/01/2019	Media	16.00%	L+1,500	8,675,815	8,675,815	7,346,315
			(PIK 16.00%)
Preferred Equity—3.1% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	143,183	14,318,325	20,151,529
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	103,916	7,000,000	—
Total Preferred Equity						21,318,325	20,151,529
Common Equity—0.4% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	2,686,073
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						47,797,219	2,686,073
Total Investments in Controlled, Affiliated Portfolio Companies						186,290,695	125,019,637
Total Investments—179.3%						1,253,957,146	1,153,679,675
Cash and Cash Equivalents—11.8%
BlackRock Liquidity Funds, Temp Cash, Institutional Shares						64,897,736	64,897,736
BNY Mellon Cash Reserve and Cash						10,719,397	10,710,377
Total Cash and Cash Equivalents						75,617,133	75,608,113
Total Investments and Cash Equivalents—191.1%						$1,329,574,279	$1,229,287,788
Liabilities in Excess of Other Assets—(91.1%)							(585,920,932)
Net Assets—100.0%							$643,366,856

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
(12)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016, qualifying assets represent 88% of the Company’s total assets and non-qualifying assets represent 12% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

(a)Investment Valuations

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

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

(b)Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC for federal income tax purposes, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended March 31, 2017, we recorded a provision for taxes of $0.4 million ($0.1 million of excise tax and $0.3 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $0.9 million ($0.3 million of excise tax and $0.6 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively. For the three and six months ended March 31, 2016, we recorded a provision for taxes of $0.4 million ($0.1 million of excise tax and $0.3 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $1.7 million ($0.3 million of excise tax and $1.4 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

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

(d)Distributions and Capital Transactions

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

(e)Foreign Currency Translation

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

(f)Consolidation

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and six months ended March 31, 2017, the Investment Adviser earned base management fees of $5.3 million (after a waiver of $1.0 million) and $10.6 million (after a waiver of $2.0 million), respectively, from us. For the three and six months ended March 31, 2016, the Investment Adviser earned base management fees of $5.1 million (after a waiver of $1.0 million) and $10.6 million (after a waiver of $2.0 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and six months ended March 31, 2017, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $3.1 million (after a waiver of $0.6 million) and $5.9 million (after a waiver of $1.1 million), respectively, from us.  For the three and six months ended March 31, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $4.0 million (after a waiver of $0.7 million) and $7.2 million (after a waiver of $1.4 million), respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2017 and 2016, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For each of the three and six months ended March 31, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2017, the Investment Adviser was reimbursed $1.2 million and $1.7 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.  For the three and six months ended March 31, 2016, the Investment Adviser was reimbursed $1.6 million and $2.4 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2017 totaled $68.8 million and $301.0 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $88.1 million and $223.0 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2017 totaled $202.0 million and $266.2 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $92.9 million and $201.0 million, respectively. For the three and six months ended March 31, 2017, the Company purchased zero and $5.0 million, respectively, and sold $45.6 million and $45.6 million in total investments, respectively, to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act.  Realized gains on those sales amounted to $1.1 million.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2017		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$516,590,976	$499,900,160	$418,873,576	$397,102,721
Second lien	386,395,495	387,466,030	451,756,995	425,412,443
Subordinated debt / corporate notes	159,888,934	167,544,488	189,453,101	177,631,517
Equity	186,372,120	139,568,969	193,873,474	153,532,994
Total investments	1,249,247,525	1,194,479,647	1,253,957,146	1,153,679,675
Cash and cash equivalents	66,560,479	66,565,207	75,617,133	75,608,113
Total investments, cash and cash equivalents	$1,315,808,004	$1,261,044,854	$1,329,574,279	$1,229,287,788

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2017	September 30, 2016
Hotels, Motels, Inns and Gaming	9%	13%
Business Services	8	7
Personal, Food and Miscellaneous Services	8	8
Aerospace and Defense	7	5
Consumer Products	7	9
Energy and Utilities	6	6
Oil and Gas	6	5
Distribution	5	6
Electronics	5	2
Environmental Services	5	5
Financial Services	5	3
Healthcare, Education and Childcare	4	2
Manufacturing / Basic Industries	4	4
Media	4	5
Other Media	3	3
Retail	3	3
Buildings and Real Estate	2	2
Building Materials	2	2
Printing and Publishing	2	3
Auto Sector	—	3
Other	5	4
Total	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the six months ended March 31, 2017 and 2016, our ability to observe valuation inputs resulted no reclassifications and one reclassification of an asset from Level 2 to 1, respectively.

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

Our Level 3 valuations techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$51,824,153	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	97,706,553	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	9,753,530	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	448,076,007	Market Comparable	Market Yield	8.3% – 17.5% (12.9%)
Second lien	289,759,477	Market Comparable	Market Yield	10.5% – 18.0% (13.4%)
Subordinated debt / corporate notes	157,790,958	Market Comparable	Market Yield	11.7% – 19.9% (14.0%)
Equity	125,277,920	Enterprise Market Value	EBITDA multiple	5.2x – 15.5x (8.7x)
Total Level 3 investments	$1,180,188,598
Long-Term Credit Facility	$88,491,651	Market Comparable	Market Yield	4.5%

	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$35,569,934	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	122,923,804	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	8,995,448	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	361,532,787	Market Comparable	Market Yield	8.8% – 21.7% (13.1%)
Second lien	302,488,639	Market Comparable	Market Yield	9.5% – 17.3% (13.6%)
Subordinated debt / corporate notes	168,636,069	Market Comparable	Market Yield	11.0% – 15.7% (13.2%)
Equity	125,633,017	Enterprise Market Value	EBITDA multiple	5.0x – 15.5x (8.2x)
Total Level 3 investments	$1,125,779,698
Long-Term Credit Facility	$39,551,187	Market Comparable	Market Yield	3.8%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,054,910,678	$—	$—	$1,054,910,678
Equity investments	139,568,969	1,196,787	13,094,262	125,277,920
Total investments	1,194,479,647	1,196,787	13,094,262	1,180,188,598
Cash and cash equivalents	66,565,207	66,565,207	—	—
Total investments, cash and cash equivalents	$1,261,044,854	$67,761,994	$13,094,262	$1,180,188,598
Long-Term Credit Facility	$88,491,651	$—	$—	$88,491,651
2019 Notes	255,137,500	—	255,137,500	—
2025 Notes	72,247,500	72,247,500	—	—
Total debt	$415,876,651	$72,247,500	$255,137,500	$88,491,651

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,000,146,681	$—	$—	$1,000,146,681
Equity investments	153,532,994	2,758,757	25,141,220	125,633,017
Total investments	1,153,679,675	2,758,757	25,141,220	1,125,779,698
Cash and cash equivalents	75,608,113	75,608,113	—	—
Total investments, cash and cash equivalents	$1,229,287,788	$78,366,870	$25,141,220	$1,125,779,698
Long-Term Credit Facility	$39,551,187	$—	$—	$39,551,187
2019 Notes	254,175,000	—	254,175,000	—
2025 Notes	72,618,000	72,618,000	—	—
Total debt	$366,344,187	$72,618,000	$254,175,000	$39,551,187

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized losses	(44,208,630)	(7,874,848)	(52,083,478)
Net unrealized appreciation	51,972,266	5,894,209	57,866,475
Purchases, PIK interest, net discount accretion and non-cash exchanges	295,459,322	19,802,551	315,261,873
Sales, repayments and non-cash exchanges	(248,458,961)	(18,177,009)	(266,635,970)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,054,910,678	$125,277,920	$1,180,188,598
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$18,366,054	$(1,093,728)	$17,272,326

	Six Months Ended March 31, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(43,993,771)	7,447,593	(36,546,178)
Net unrealized depreciation	(45,611,871)	(9,442,156)	(55,054,027)
Purchases, PIK interest, net discount accretion and non-cash exchanges	194,118,985	31,738,327	225,857,312
Sales, repayments and non-cash exchanges	(186,769,904)	(14,193,093)	(200,962,997)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,112,001,308	$118,720,257	$1,230,721,565
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(70,921,515)	$2,161,267	$(68,760,248)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

Long-Term Credit Facility	Six Months Ended March 31,
	2017	2016
Beginning Balance (cost – $50,339,700 and $106,864,300, respectively)	$39,551,187	$102,356,860
Net change in unrealized depreciation included in earnings	(306,136)	(8,068,803)
Borrowings (1)	219,760,000	191,164,923
Repayments (1)	(172,513,400)	(156,699,400)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $97,586,300 and $141,329,823, respectively)	$86,491,651	$128,753,580
Temporary draws outstanding, at cost	2,000,000	—
Ending Balance (cost – $99,586,300 and $141,329,823, respectively)	$88,491,651	$128,753,580

 (1)Excludes temporary draws.

As of March 31, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$47,186,300	$36,263,137	April 4, 2017	$(10,923,163)
Euro	€35,000,000	36,400,000	37,434,355	April 7, 2017	1,034,355
		$83,586,300	$73,697,492		$(9,888,808)

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£31,000,000	$50,339,700	$40,180,433	October 3, 2016	$(10,159,267)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2017, our Credit Facility and our Notes had a net change in unrealized appreciation of $6.1 million and $0.3 million, respectively. For the three and six months ended March 31, 2016, our Credit Facility and our Notes had a net change in unrealized depreciation of $10.3 million and $18.0 million, respectively. As of March 31, 2017 and September 30, 2016, net unrealized depreciation on our Credit Facility and our Notes totaled $5.0 million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2017 were as follows:

Name of Investment	Fair Value at September 30, 2016 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at March 31, 2017 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$22,837,602	$—	$—	$—	$19,030,889	$—
RAM Energy LLC	68,319,399	4,307,271	—	4,530,534	72,908,937	—
Superior Digital Displays Holdings, Inc.	33,862,636	7,105,123	(2,570,000)	2,734,204	32,436,487	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	57,109,394	197,160	—	1,618,941	45,366,070	—
American Gilsonite Company (3)	—	—	—	532,961	18,130,545	—
Cano Health, LLC (3)	—	12,703,500	(64,125)	356,805	12,895,875	—
Corfin Industries LLC	25,853,063	—	(118,500)	1,333,799	24,485,407	—
DirectBuy Holdings, Inc.	2,799,695	—	—	—	—	(33,833,356)
EnviroSolutions Holdings, Inc.	22,522,000	—	—	461,566	22,656,872	—
ETX Energy, LLC	35,416,730	1,605,809	—	435,817	49,219,911	—
PAS International Holdings, Inc.	8,233,630	25,420	(31,698)	795,460	22,057,636	—
Service Champ, Inc.	34,898,025	—	(32,483,758)	1,691,931	—	1,842,374
TRAK Acquisition Corp.	28,360,010	18,000,000	(18,687,500)	1,461,287	29,789,623	—
U.S. Well Services, LLC (4)	—	—	—	—	18,087,100	—
Total Controlled and Non-Controlled Affiliates	$340,212,184	$43,944,283	$(53,955,581)	$15,953,305	$367,065,352	$(31,990,982)

(1)	Excludes delayed draw investments.
(2)	Includes PIK.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2016.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2017.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator for net increase (decrease) in net assets resulting from operations	$11,459,670	$3,949,637	$35,508,796	$(36,805,546)
Denominator for basic and diluted weighted average shares	71,060,836	71,617,767	71,060,836	72,182,224
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.16	$0.06	$0.50	$(0.51)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2017 and September 30, 2016, cash and cash equivalents consisted of $66.6 million and $75.6 million, respectively, at fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$9.05	$9.82
Net investment income (1)	0.44	0.52
Net realized and unrealized gain (loss) (1)	0.06	(1.03)
Net decrease in net assets resulting from operations (1)	0.50	(0.51)
Distributions to stockholders (1), (2)	(0.46)	(0.56)
Repurchase of common stock (1)	—	0.08
Net asset value, end of period	$9.09	$8.83
Per share market value, end of period	$8.14	$6.06
Total return* (3)	14.62%	2.15%
Shares outstanding at end of period	71,060,836	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5)	6.30%	6.62	% (6)
Ratio of interest and expenses on debt to average net assets	4.29%	4.04%
Ratio of total expenses to average net assets (5)	10.59%	10.66	% (6)
Ratio of net investment income to average net assets	9.61%	11.33	% (6)
Net assets at end of period	$646,187,667	$627,618,672
Weighted average debt outstanding (7)	$635,354,299	$619,033,076
Weighted average debt per share (1), (7)	$8.94	$8.58
Asset coverage per unit (8)	$2,554	$2,416
Portfolio turnover ratio	44.13%	32.13%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the six months ended March 31, 2017 and 2016, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 7.27% and 7.63%, respectively, and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 11.55% and 11.67%, respectively.

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

10. DEBT

Our annualized weighted average cost of debt for the six months ended March 31, 2017 and 2016, inclusive of the fee on the undrawn commitment on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.38% and 4.42%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of March 31, 2017, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2017 and September 30, 2016, there was $99.6 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.62% and 2.76%, as of March 31, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2017. We have funded SBIC II with $75.0 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures as of March 31, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2017

(Unaudited)

SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of March 31, 2017 and September 30, 2016, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million was drawn. As of March 31, 2017 and September 30, 2016, the unamortized fees on the SBA debentures was $3.9 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2017 and September 30, 2016 were as follows:

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

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2017, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of March 31, 2017 and September 30, 2016, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of March 31, 2017 and September 30, 2016, we had $71.3 million in aggregate principal amount of 2025 Notes outstanding. Interest on the 2025 Notes is paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes mature on February 1, 2025. The 2025 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2025 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of March 31, 2017 and September 30, 2016, we had $7.3 million and $3.1 million, respectively, in commitments to fund investments.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of March 31, 2017 and September 30, 2016, RAM Energy Holdings LLC triggered at least one of the significance tests. RAM Energy Holdings LLC became a controlled affiliated investment as of September 30, 2015. As a result and in accordance with Rule 4-08(g) of Regulation S-K, presented below is summarized unaudited financial information for RAM Energy Holdings LLC as of March 31, 2017 and September 30, 2016 as well as for the three and six months ended March 31, 2017 and 2016.

Balance Sheet	March 31, 2017	September 30, 2016
Current assets	$6,209,236	$1,871,645
Noncurrent assets	20,668,665	35,306,598
Current liabilities	3,995,953	4,338,002
Noncurrent liabilities	91,577,820	90,737,483

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2017	2016	2017	2016
Total revenue	$2,664,665	$1,760,215	$4,493,043	$4,157,682
Total expenses	5,969,174	5,931,163	16,012,183	34,163,544
Net loss	(3,304,509)	(4,170,948)	(11,519,140)	(30,005,862)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2017, the consolidated statements of operations for the three and six months ended March 31, 2017 and 2016, and consolidated statements of changes in net assets and cash flows for the six months ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of March 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities.

/s/ RSM US LLP
New York, New York

May 8, 2017

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured debt or mezzanine debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing cost, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017, our portfolio totaled $1,194.5 million and consisted of $499.9 million of senior secured debt, $387.5 million of second lien secured debt, $167.5 million of subordinated debt and $139.6 million of preferred and common equity. Our debt portfolio consisted of 83% variable-rate investments (including 81% with a floor) and 17% fixed-rate investments. As of March 31, 2017, we had one company on non-accrual, representing 0.3% and 0.3% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $54.8 million as of March 31, 2017. Our overall portfolio consisted of 56 companies with an average investment size of $21.3 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 42% in senior secured debt, 32% in second lien secured debt, 14% in subordinated debt and 12% in preferred and common equity.

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

For the three months ended March 31, 2017, we invested $60.5 million in three new and seven existing portfolio companies with a weighted average yield on debt investments of 9.5%. Sales and repayments of investments for the three months ended March 31, 2017 totaled $202.0 million. For the six months ended March 31, 2017, we invested $289.7 million in 12 new and 14 existing portfolio companies with a weighted average yield on debt investments of 10.8%. Sales and repayments of investments for the six months ended March 31, 2017 totaled $266.2 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2017, our Credit Facility and our Notes had a net change in unrealized appreciation of $6.1 million and $0.3 million, respectively. For the three and six months ended March 31, 2016, our Credit Facility and our Notes had a net change in unrealized depreciation of $10.3 million and $18.0 million, respectively. As of March 31, 2017 and September 30, 2016, net unrealized depreciation on our Credit Facility and our Notes totaled $5.0 million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments. Our 2025 Notes trade on the NYSE under the ticker “PNTA” and we use the closing price on the exchange to determine their fair value.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2017 and 2016.

Investment Income

Investment income for the three and six months ended March 31, 2017 was $33.7 million and $65.6 million, respectively, and was attributable to $15.2 million and $28.3 million from senior secured loans, $13.0 million and $25.6 million from second lien secured debt, $5.5 million and $11.7 million from subordinated debt, preferred and common equity, respectively. This compares to investment income for the three and six months ended March 31, 2016, which was $39.1 million and $74.4 million, respectively, and was attributable to $19.6 million and $32.5 million from senior secured loans, $13.8 million and $31.2 million from second lien secured debt and $5.7 million and $10.7 million from subordinated debt, preferred and common equity, respectively. The decrease in investment income compared with the same periods in the prior year was primarily due to a lower yielding portfolio.

Expenses

Net expenses for the three and six months ended March 31, 2017 totaled $17.5 million and $34.4 million, respectively. Base management fee for the same periods totaled $5.3 million (after a base management fee waiver of $1.0 million) and $10.6 million (after a base management fee waiver of $2.0 million), incentive fee totaled $3.1 million (after an incentive fee waiver of $0.6 million) and $5.9 million (after an incentive fee waiver of $1.1 million), debt related interest and expenses totaled $7.2 million and $13.9 million, general and administrative expenses totaled $1.5 million and $3.1 million and provision for taxes totaled $0.4 million and $0.9 million, respectively. This compares to expenses for the three and six months ended March 31, 2016, which totaled $18.3 million and $36.7 million, respectively. Base management fee for the same periods totaled $5.1 million (after a base management fee waiver of $1.0 million) and $10.6 million (after a base management fee waiver of $2.0 million), incentive fee totaled $4.0 million (after an incentive fee waiver of $0.7 million) and $7.2 million (after an incentive fee waiver of $1.4 million), debt related interest and expenses totaled $6.9 million and $13.7 million, general and administrative expenses totaled $1.9 million and $3.5 million and provision for taxes totaled $0.4 million and $1.7 million, respectively. The decrease in expenses compared with the same periods in the prior year was primarily due to lower incentive fees and general and administrative expenses.

Net Investment Income

Net investment income totaled $16.2 million and $31.2 million, or $0.23 and $0.44 per share, for the three and six months ended March 31, 2017, respectively. Net investment income totaled $20.8 million and $37.7 million, or $0.29 and $0.52 per share, for the three and six months ended March 31, 2016, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to the repayments of higher yielding investments.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2017 totaled $202.0 million and $266.2 million, respectively, and realized losses totaled $18.7 million and $40.9 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2016 totaled $92.9 million and $201.0 million, respectively, and realized losses totaled $11.2 million and $36.6 million, respectively. The increase in realized losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three and six months ended March 31, 2017, we reported a net change in unrealized appreciation on investments of $20.2 million and $45.5 million, respectively. For the three and six months ended March 31, 2016, we reported a net change in unrealized depreciation on investments of $16.0 million and $55.9 million, respectively. As of March 31, 2017 and September 30, 2016, our net unrealized depreciation on investments totaled $54.8 million and $100.3 million, respectively. The net change in unrealized appreciation (depreciation) on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) of investments that were realized.

For the three and six months ended March 31, 2017, we reported a net change in unrealized appreciation on our Credit Facility and our Notes of $6.1 million and $0.3 million, respectively. For the three and six months ended March 31, 2016, we reported a net change in unrealized depreciation on our Credit Facility and our Notes of $10.3 million and $18.0 million, respectively. The change compared with the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $11.5 million and $35.5 million, or $0.16 and $0.50 per share, for the three and six months ended March 31, 2017, respectively. This compares to a net change in net assets resulting from operations of $3.9 million and $(36.8) million, or $0.06 and $(0.51) per share, for the three and six months ended March 31, 2016, respectively. The increase in the net change in net assets from operations compared with the same periods in the prior year reflects the change in portfolio investment values during the reporting periods.

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

Our annualized weighted average cost of debt for the six months ended March 31, 2017 and 2016, inclusive of the fee on the undrawn commitment on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.38% and 4.42%, respectively.

As of March 31, 2017, we had a $545 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2017 and September 30, 2016, there was $99.6 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.62% and 2.76%, as of March 31, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of June 25, 2019, a one-year term-out period following its fourth year and pricing is set at 225 basis points over LIBOR. As of March 31, 2017 and September 30, 2016, we had $445.4 million and $494.7 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see our Form 8-K filed on June 30, 2014 and the Credit Facility agreement filed as Exhibit 99.2 thereto and incorporated by reference herein. As of March 31, 2017, we were in compliance with the terms of our Credit Facility.

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

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2017. We have funded SBIC II with $75.0 million of equity capital, and it had SBA debentures outstanding of $47.5 million and commitments from the SBA for another $27.5 million of debentures as of March 31, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of March 31, 2017 and September 30, 2016, our SBIC Funds had $225.0 million in debt commitments, of which $197.5 million was drawn. As of March 31, 2017 and September 30, 2016, the unamortized fees on the SBA debentures was $3.9 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2017 and September 30, 2016 were as follows:

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

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2017, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of March 31, 2017 and September 30, 2016, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At March 31, 2017 and September 30, 2016, we had cash and cash equivalents of $66.6 million and $75.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $18.8 million for the six months ended March 31, 2017, and our financing activities provided cash of $9.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net borrowings under our Credit Facility.

Our operating activities provided cash of $9.9 million for the six months ended March 31, 2016, and our financing activities used cash of $26.3 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily for our stock repurchase plan.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2017, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$99.6	$—	$99.6	$—	$—
SBA debentures	197.5	—	—	150.0	47.5
2019 Notes	250.0	—	250.0	—	—
2025 Notes	71.3	—	—	—	71.3
Total debt outstanding (1)	618.4	—	349.6	150.0	118.8
Unfunded investments (2)	7.3	—	—	6.2	1.1
Total contractual obligations	$625.7	$—	$349.6	$156.2	$119.9

(1)

The annualized weighted average cost of debt as of March 31, 2017, excluding debt issuance costs, was 4.06% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

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

During the three and six months ended March 31, 2017, we declared distributions of $0.18 and $0.46 per share, respectively, for total distributions of $12.8 million and $32.7 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.56 per share, respectively, for total distributions of $19.9 million and $40.0 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, are determined by the board of directors.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, our debt portfolio consisted of 83% variable-rate investments (including 81% with a floor) and 17% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$5,777	$0.08
Up 2%	$13,524	$0.19
Up 3%	$21,272	$0.30
Up 4%	$29,020	$0.41

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

Item 4.Controls and Procedures

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement onForm N-2 (File No. 333-150033), filed on April 2, 2008).

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 8, 2017	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)