Form 10-Q
period 2017-06-30
PENNANTPARK INVESTMENT CORP
filed 2017-08-07
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2017 was 71,060,836.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	September 30, 2016
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$772,411,106 and $805,189,545, respectively)	$788,252,925	$813,467,491
Non-controlled, affiliated investments (cost—$183,090,652 and $262,476,906, respectively)	185,505,287	215,192,547
Controlled, affiliated investments (cost—$199,972,502 and $186,290,695, respectively)	125,166,048	125,019,637
Total of investments (cost—$1,155,474,260 and $1,253,957,146, respectively)	1,098,924,260	1,153,679,675
Cash and cash equivalents (cost—$103,099,629 and $75,617,133, respectively)	103,196,132	75,608,113
Interest receivable	7,899,440	7,032,858
Receivable for investments sold	12,478,824	—
Prepaid expenses and other assets	5,150,297	2,615,232
Total assets	1,227,648,953	1,238,935,878
Liabilities
Distributions payable	12,790,950	19,897,034
Credit Facility payable (cost—$82,105,300 and $50,339,700, respectively) (See Notes 5 and 10)	75,908,513	39,551,187
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	253,375,000	254,175,000
2025 Notes payable (par—zero and $71,250,000, respectively) (See Notes 5 and 10)	—	72,618,000
SBA debentures payable, net (par—$225,000,000 and $197,500,000, respectively) (See Notes 5 and 10)	220,590,278	193,244,534
Base management fee payable, net (See Note 3)	4,907,784	5,074,830
Performance-based incentive fee payable, net (See Note 3)	1,140,859	2,865,444
Interest payable on debt	5,962,316	7,520,113
Accrued other expenses	797,471	622,880
Total liabilities	575,473,171	595,569,022
Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,060,836 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	71,061	71,061
Paid-in capital in excess of par value	819,983,676	819,983,676
Undistributed net investment income	1,310,399	3,119,380
Accumulated net realized loss on investments	(115,562,130)	(84,771,820)
Net unrealized depreciation on investments	(56,449,011)	(100,280,954)
Net unrealized depreciation on debt	2,821,787	5,245,513
Total net assets	$652,175,782	$643,366,856
Total liabilities and net assets	$1,227,648,953	$1,238,935,878
Net asset value per share	$9.18	$9.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$21,366,729	$26,432,244	$67,329,174	$81,300,064
Other income	946,587	2,151,427	4,614,740	9,679,096
From non-controlled, affiliated investments:
Interest	3,750,616	3,458,232	12,416,683	8,956,381
Other income	1,587,435	61,094	1,609,935	80,521
From controlled, affiliated investments:
Interest	3,432,952	3,436,797	10,697,690	9,895,449
Total investment income	31,084,319	35,539,794	96,668,222	109,911,511
Expenses:
Base management fee (See Note 3)	5,842,601	6,190,579	18,449,890	18,811,434
Performance-based incentive fee (See Note 3)	1,358,165	4,039,292	8,375,564	12,607,547
Interest and expenses on debt (See Note 10)	6,723,980	7,005,077	20,638,611	20,674,327
Administrative services expenses (See Note 3)	894,000	898,167	2,682,000	2,666,167
Other general and administrative expenses	665,653	899,508	2,002,643	2,721,700
Expenses before Management Fees waiver and provision for taxes	15,484,399	19,032,623	52,148,708	57,481,175
Management Fees waiver (See Note 3)	(1,152,123)	(1,636,779)	(4,292,073)	(5,027,041)
Provision for taxes	425,000	350,000	1,275,000	2,000,000
Credit Facility amendment costs (See Notes 5 and 10)	3,866,633	—	3,866,633	—
Net expenses	18,623,909	17,745,844	52,998,268	54,454,134
Net investment income	12,460,410	17,793,950	43,669,954	55,457,377
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments	10,147,761	(45,507,467)	(30,790,310)	(82,092,448)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(5,731,239)	50,184,115	7,625,092	27,230,048
Non-controlled and controlled, affiliated investments	4,039,995	7,770,408	36,206,851	(25,134,320)
Debt (appreciation) depreciation (See Notes 5 and 10)	(2,137,862)	(2,408,132)	(2,423,726)	15,566,671
Net change in unrealized (depreciation) appreciation on investments and debt	(3,829,106)	55,546,391	41,408,217	17,662,399
Net realized and unrealized gain (loss) from investments and debt	6,318,655	10,038,924	10,617,907	(64,430,049)
Net increase (decrease) in net assets resulting from operations	$18,779,065	$27,832,874	$54,287,861	$(8,972,672)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.26	$0.39	$0.77	$(0.12)
Net investment income per common share	$0.18	$0.25	$0.61	$0.77

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Net increase (decrease) in net assets from operations:
Net investment income	$43,669,954	$55,457,377
Net realized loss on investments	(30,790,310)	(82,092,448)
Net change in unrealized appreciation on investments	43,831,943	2,095,728
Net change in unrealized (appreciation) depreciation on debt	(2,423,726)	15,566,671
Net increase (decrease) in net assets resulting from operations	54,287,861	(8,972,672)
Distributions to stockholders:	(45,478,935)	(59,882,867)
Capital transactions:
Repurchase of common stock	—	(12,180,491)
Net increase (decrease) in net assets	8,808,926	(81,036,030)
Net assets:
Beginning of period	643,366,856	716,590,542
End of period	$652,175,782	$635,554,512
Undistributed (distributions in excess of) net investment income, at end of period	$1,310,399	$(17,850,376)
Capital share activity:
Shares of common stock repurchased	—	(1,905,207)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$54,287,861	$(8,972,672)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in net unrealized appreciation on investments	(43,831,943)	(2,095,728)
Net change in unrealized appreciation (depreciation) on debt	2,423,726	(15,566,671)
Net realized loss on investments	30,790,310	82,092,448
Net accretion of discount and amortization of premium	(2,327,068)	(3,992,102)
Purchases of investments	(378,816,543)	(307,264,571)
Payment-in-kind income	(17,060,002)	(10,392,583)
Proceeds from dispositions of investments	465,353,962	304,104,246
Amortization of deferred financing costs	512,619	455,540
(Increase) decrease in interest receivable	(866,582)	193,400
Increase in receivable for investments sold	(12,478,824)	—
(Increase) decrease in prepaid expenses and other assets	(2,535,065)	5,226,264
Decrease in payable for investments purchased	—	(3,591,177)
Decrease in interest payable on debt	(1,557,797)	(1,260,933)
Decrease in base management fee payable, net	(167,046)	(1,401,942)
Decrease in performance-based incentive fee payable, net	(1,724,585)	(1,614,787)
Increase (decrease) in accrued other expenses	174,591	(1,711,098)
Net cash provided by operating activities	92,177,614	34,207,634
Cash flows from financing activities:
Repurchase of common stock	—	(12,180,491)
Distributions paid to stockholders	(52,585,018)	(60,416,325)
Borrowings under SBA debentures	27,500,000	47,500,000
Repayments under 2025 Notes	(71,250,000)	—
Capitalized borrowing costs	(666,875)	(1,151,875)
Borrowings under Credit Facility	363,760,000	365,664,923
Repayments under Credit Facility	(331,994,400)	(385,385,300)
Net cash used in financing activities	(65,236,293)	(45,969,068)
Net increase (decrease) in cash equivalents	26,941,321	(11,761,434)
Effect of exchange rate changes on cash	646,698	15,032
Cash and cash equivalents, beginning of period	75,608,113	49,619,256
Cash and cash equivalents, end of period	$103,196,132	$37,872,854
Supplemental disclosure of cash flow information:
Interest paid	$21,683,789	$21,479,719
Taxes paid	$1,280,898	$2,154,226
Non-cash exchanges and conversions	$37,712,296	$60,438,396

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—120.9% (1), (2)
First Lien Secured Debt—46.1%
ACC of Tamarac, LLC	06/20/2022	Telecommunications	10.77%	L+950		7,500,000	$7,350,868	$7,350,000
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	8.80%	L+750		19,900,000	19,614,550	19,675,001
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.05%	L+575		8,454,352	8,327,362	8,475,488
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.55%	L+1,225		8,761,235	8,623,984	8,783,138
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	11.06%	L+1,000		19,522,688	19,058,944	19,522,688
Cano Health, LLC (Revolver) (8)	12/22/2017	Healthcare, Education and Childcare	—	—		900,000	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.30%	L+700		9,975,000	9,832,201	9,893,191
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	9.10%	L+800		22,500,000	22,051,999	22,050,000
Home Town Cable TV, LLC	06/20/2022	Telecommunications	10.77%	L+950		10,000,000	9,800,809	9,800,000
Interior Specialists, Inc.	06/30/2020	Building Materials	9.06%	L+800		24,599,092	24,439,441	24,599,092
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.56%	L+950		14,083,875	13,824,916	14,048,665
Juniper Landscaping of Florida, LLC (Revolver)	12/22/2021	Personal, Food and Miscellaneous Services	10.61%	L+950		720,000	720,000	720,000
Juniper Landscaping of Florida, LLC (Revolver) (8)	12/22/2021	Personal, Food and Miscellaneous Services	—	—		2,880,000	—	—
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.23%	L+900		14,522,529	14,285,881	14,359,545
One Sixty Over Ninety, LLC	03/03/2022	Media	10.51%	L+921		16,250,000	15,940,214	16,087,500
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%	—		14,250,000	14,178,706	14,606,250
Robertshaw US Holding Corp.	06/18/2019	Electronics	8.50%	L+700		15,631,457	15,578,747	15,616,373
Sunborn Oy, Sunborn Saga Oy (9), (11), (12)	06/28/2019	Hotels, Motels, Inns and Gaming	11.50%	L+1,050		€29,885,887	30,881,670	34,171,564
			(PIK 3.50%)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.48%	L+1,125		25,337,545	24,956,129	25,337,545
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.80%	L+1,050	(7)	£20,820,895	33,487,114	27,315,839
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.30%	L+900		8,585,938	8,585,938	8,414,219
Total First Lien Secured Debt							301,539,473	300,826,098
Second Lien Secured Debt—57.6%
Acre Operating Company, LLC	12/12/2023	Electronics	10.67%	L+950		38,800,000	38,149,962	38,800,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%	—		28,500,000	28,279,535	28,500,000
Harbortouch Payments, LLC	10/11/2024	Financial Services	10.73%	L+950		18,900,000	18,574,663	18,900,000
Howard Berger Co. LLC	09/30/2020	Distribution	11.30%	L+1,000		42,375,000	40,828,535	40,256,250
			(PIK 5.25%)
Infogroup, Inc.	04/03/2024	Other Media	10.40%	L+925		20,400,000	20,003,304	20,196,000
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—		409,672	298,661	409,672
			(PIK 11.00%)
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.65%	L+1,050		26,425,000	25,984,206	26,689,250
Novitex Acquisition, LLC	07/07/2021	Business Services	12.32%	L+1,100		44,625,000	44,157,954	43,732,500
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.23%	L+1,200		75,000,000	75,000,000	76,642,695
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%	L+900		62,750,000	62,264,429	62,985,312
Veritext Corp.	01/30/2023	Business Services	10.30%	L+900		18,834,375	18,335,071	18,457,689
Total Second Lien Secured Debt							371,876,320	375,569,368
Subordinated Debt/Corporate Notes—10.5%
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%	—		32,675,553	32,132,274	32,430,486
Credit Infonet, Inc.	10/26/2020	Personal, Food and Miscellaneous Services	13.00%	—		11,131,090	10,919,090	11,045,140
			(PIK 0.75%)
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	18.50%	L+1,400		£8,872,798	12,959,460	11,525,356
			(PIK 10.00%)
Sonny’s Enterprises, LLC	06/01/2023	Manufacturing / Basic Industries	11.00%	—		13,300,000	13,044,965	13,300,000
Total Subordinated Debt/Corporate Notes							69,055,789	68,300,982
Preferred Equity/Partnership Interests—0.9% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—		211	500,000	337,664
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—		949	949,050	1,138,219
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—		2,375	2,088,121	2,509,939
HW Holdco, LLC	—	Other Media	8.00%	—		3,591	—	33,580
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%	—		1,197	1,197,000	1,469,970
Total Preferred Equity/Partnership Interests							4,734,171	5,489,372

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—5.8% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,139
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,661,384
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—	—	—	(13)	5,411,024	3,299,444
Cascade Environmental LLC (10)	—	Environmental Services	—	—	24,382		2,518,909	3,790,035
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—	—	1,745,639		1,745,639	3,938,004
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375		—	3,845,311
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	4,277		217,635	718,665
HW Holdco, LLC	—	Other Media	—	—	388,378		—	3,631,765
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,040,000
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—	—	180,000		1,800,000	1,967,092
Kadmon Holdings, Inc.	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	980,334
LaMi Acquisition, LLC (10)	—	Distribution	—	—	19		493,280	817,441
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	1,000,000		1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	8,449,091
Patriot National, Inc.	—	Insurance	—	—	100,885		238,038	213,876
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330		133,000	1,969,930
ZS Juniper L.P. (Juniper Landscaping of Florida, LLC) (10)	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	743,594
Total Common Equity/Partnership Interests/Warrants							25,205,353	38,067,105
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							772,411,106	788,252,925
Investments in Non-Controlled, Affiliated Portfolio Companies—28.4% (1), (2)
First Lien Secured Debt—9.4%
American Gilsonite Company	12/31/2021	Diversified Natural Resources,	15.00%	—	3,339,401		3,245,185	3,506,372
		Precious Metals and Minerals	(PIK 5.00%)
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.80%	L+975	22,593,352		22,260,014	22,310,936
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—	—	1,942,623		—	—
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050	21,639,911		21,544,008	21,639,911
TRAK Acquisition Corp. (Revolver)	08/25/2017	Business Services	12.00%	L+1,050	3,000,000		3,000,000	3,000,000
U.S. Well Services, LLC	02/02/2022	Oil and Gas	12.23%	L+1,100	9,450,666		9,369,465	9,450,666
			(PIK 12.23%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.23%	L+600	1,208,314		1,208,314	1,208,314
U.S. Well Services, LLC (Revolver) (8)	02/02/2022	Oil and Gas	—	—	984,106		—	—
Total First Lien Secured Debt							60,626,986	61,116,199
Second Lien Secured Debt—1.4%
EnviroSolutions Real Property Holdings, Inc. - Tranche A	12/23/2019	Environmental Services	9.30%	L+800	4,856,640		4,832,614	4,856,640
EnviroSolutions Real Property Holdings, Inc. - Tranche B	08/03/2020	Environmental Services	9.30%	L+800	4,553,100		4,530,561	4,553,100
			(PIK 9.30%)
Total Second Lien Secured Debt							9,363,175	9,409,740
Subordinated Debt/Corporate Notes—8.1%
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources,	17.00%	—	9,407,407		9,407,407	9,642,592
		Precious Metals and Minerals	(PIK 17.00%)
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50%	—	27,744,207		37,159,703	43,003,521
			(PIK 12.50%)
Total Subordinated Debt/Corporate Notes							46,567,110	52,646,113
Common Equity/Partnership Interests/Warrants—9.5% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	20,321,545
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,972	70,963
American Gilsonite Company	—	Diversified Natural Resources, Precious Metals and Minerals	—	—	25,400		5,465,627	8,053,381
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	11,250		1,125,000	1,194,993
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—	—	11,250		—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—	—	143,668		11,960,702	14,766,453
ETX Energy, LLC (10)	—	Oil and Gas	—	—	113,610		—	2,936,958
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—	—	119,603		—	154,594
TRAK Acquisition Corp.	—	Business Services	—	—	491,755		188,837	5,272,366
USWS Holdings, LLC - Class A and Class B	—	Oil and Gas	—	—	8,190,817		7,023,750	9,561,982
Total Common Equity/Partnership Interests/Warrants							66,533,381	62,333,235
Total Investments in Non-Controlled, Affiliated Portfolio Companies							183,090,652	185,505,287

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—19.2% (1), (2)
First Lien Secured Debt—15.7%
RAM Energy LLC	07/18/2019	Energy and Utilities	10.00%	L+800	91,160,870	$90,440,351	$73,156,598
			(PIK 10.00%)
Superior Digital Displays, LLC	12/31/2018	Media	10.30%	L+900	29,386,130	28,085,580	29,386,130
			(PIK 10.30%)
Total First Lien Secured Debt						118,525,931	102,542,728
Preferred Equity—3.2% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	143,183	14,318,325	17,916,213
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	516,204	19,331,027	3,050,353
Total Preferred Equity						33,649,352	20,966,566
Common Equity—0.3% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	1,656,754
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	23,141	20,824,388	—
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						47,797,219	1,656,754
Total Investments in Controlled, Affiliated Portfolio Companies						199,972,502	125,166,048
Total Investments—168.5%						1,155,474,260	1,098,924,260
Cash and Cash Equivalents—15.8%
BlackRock Federal FD Institutional 30						33,492,976	33,492,976
BNY Mellon Cash Reserve and Cash						69,606,653	69,703,156
Total Cash and Cash Equivalents						103,099,629	103,196,132
Total Investments and Cash Equivalents—184.3%						$1,258,573,889	$1,202,120,392
Liabilities in Excess of Other Assets—(84.3%)							(549,944,610)
Net Assets—100.0%							$652,175,782

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
(12)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2017, qualifying assets represent 85% of the Company’s total assets and non-qualifying assets represent 15% of the Company’s total assets.

(13)	Share amount is 70,443,882,243.

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
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—10.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—	1	950	1,083
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	1,192,535
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade Environmental LLC (10)	—	Environmental Services	—		—	23,600	2,360,000	5,194,738
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—		—	1,745,639	1,745,639	3,637,907
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	2,671,422
e.l.f. Beauty, Inc.	—	Consumer Products	—		—	938,399	2,513,193	25,141,220
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	4,277	217,635	354,555
HW Holdco, LLC	—	Other Media	—		—	388,378	—	3,512,420
Kadmon Holdings, Inc.	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	1,849,783
LaMi Acquisition, LLC (10)	—	Distribution	—		—	19	493,280	526,382
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—		—	1,000,000	1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	5,959,292
Patriot National, Inc.	—	Insurance	—		—	100,885	238,038	908,974
Power Products Holdings, LLC, Class A Units (10)	—	Electronics	—		—	1,350,000	901,263	1,223,409
Power Products Holdings, LLC, Class B Units (10)	—	Electronics	—		—	150,000	142,300	2,800,010
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,330	133,000	1,022,594
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—		—	211,797	793,873	8,051,139
Total Common Equity/Partnership Interests/Warrants							21,503,373	64,047,463
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							805,189,545	813,467,491
Investments in Non-Controlled, Affiliated Portfolio Companies—33.5% (1), (2)
First Lien Secured Debt—8.3%
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,522,250	23,114,058	23,522,250
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
PAS Technologies, Inc.	03/21/2017	Aerospace and Defense	6.01%		L+500	4,434,295	3,357,949	3,946,523
			(PIK 1.00%)
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	22,764,911	22,613,930	22,764,911
TRAK Acquisition Corp. (Revolver)	11/22/2016	Business Services	12.00%		L+1,050	3,000,000	3,000,000	3,000,000
Total First Lien Secured Debt							52,085,937	53,233,684
Second Lien Secured Debt—3.9%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	16,960,967	15,825,060
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,307,548	9,409,740
Total Second Lien Secured Debt							26,268,515	25,234,800
Subordinated Debt/Corporate Notes—11.7%
Affinion International Holdings Limited (5), (9), (12)	07/30/2018	Consumer Products	7.50%		—	9,858,025	8,946,674	8,995,448
			(PIK 4.00%)
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	14,735,238	12,340,534	2,799,695
ETX Energy, LLC (f/k/a New Gulf Resources, LLC),	05/03/2021	Oil and Gas	12.50%		—	25,297,664	36,473,119	35,416,730
'Convertible Note (5)			(PIK 12.50%)
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,841,741	27,908,663
Total Subordinated Debt/Corporate Notes							85,602,068	75,120,536
Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	4,287,107
Common Equity/Partnership Interests/Warrants—8.9% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	32,115,042
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,972	173,844
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	2,330,813
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—		—	11,250	—	—
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	13,112,260
ETX Energy, LLC (f/k/a New Gulf Resources, LLC) (10)	—	Oil and Gas	—		—	113,610	—	—
ETX Energy Management Company, LLC (f/k/a NGR Management Company LLC) (10)	—	Oil and Gas	—		—	119,603	—	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	6,989,362
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	2,595,099
Total Common Equity/Partnership Interests/Warrants							78,461,046	57,316,420
Total Investments in Non-Controlled, Affiliated Portfolio Companies							262,476,906	215,192,547

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

JUNE 30, 2017

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

JUNE 30, 2017

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC for federal income tax purposes, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended June 30, 2017, we recorded a provision for taxes of $0.4 million ($0.1 million of excise tax and $0.3 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $1.3 million ($0.4 million of excise tax and $0.9 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively. For the three and nine months ended June 30, 2016, we recorded a provision for taxes of $0.4 million (zero of excise tax and $0.4 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $2.0 million ($0.9 million of excise tax and $1.1 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

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

JUNE 30, 2017

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2017, the Investment Adviser earned base management fees of $4.9 million (after a waiver of $0.9 million) and $15.5 million (after a waiver of $3.0 million), respectively, from us. For the three and nine months ended June 30, 2016, the Investment Adviser earned base management fees of $5.2 million (after a waiver of $1.0 million) and $15.8 million (after a waiver of $3.0 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2017, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $1.1 million (after a waiver of $0.2 million) and $7.0 million (after a waiver of $1.3 million), respectively, from us.  For the three and nine months ended June 30, 2016, the Investment Adviser earned an incentive fee on net investment income as calculated under the Investment Management Agreement of $3.4 million (after a waiver of $0.6 million) and $10.6 million (after a waiver of $2.0 million), respectively, from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2017 and 2016, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For each of the three and nine months ended June 30, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on PennantPark Investment’s behalf, managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2017, the Investment Adviser was reimbursed $0.4 million and $2.1 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.  For the three and nine months ended June 30, 2016, the Investment Adviser was reimbursed $0.4 million and $2.9 million, respectively, from us, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

For the three and nine months ended June 30, 2017, the Company purchased zero and $5.0 million, respectively, and sold zero and $45.6 million in total investments, respectively, to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act.  Realized gains on those sales amounted to zero and $1.1 million, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2017 totaled $94.9 million and $395.9 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $94.7 million and $317.7 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2017 totaled $199.1 million and $465.4 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $103.1 million and $304.1 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2017		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$480,692,390	$464,485,025	$418,873,576	$397,102,721
Second lien	381,239,495	384,979,108	451,756,995	425,412,443
Subordinated debt / corporate notes	115,622,899	120,947,095	189,453,101	177,631,517
Equity	177,919,476	128,513,032	193,873,474	153,532,994
Total investments	1,155,474,260	1,098,924,260	1,253,957,146	1,153,679,675
Cash and cash equivalents	103,099,629	103,196,132	75,617,133	75,608,113
Total investments, cash and cash equivalents	$1,258,573,889	$1,202,120,392	$1,329,574,279	$1,229,287,788

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2017	September 30, 2016
Hotels, Motels, Inns and Gaming	10%	13%
Personal, Food and Miscellaneous Services	9	8
Business Services	8	7
Energy and Utilities	7	6
Distribution	6	6
Electronics	6	2
Environmental Services	6	5
Healthcare, Education and Childcare	6	2
Oil and Gas	6	5
Consumer Products	5	9
Manufacturing / Basic Industries	5	4
Financial Services	4	3
Media	4	5
Aerospace and Defense	2	5
Building Materials	2	2
Buildings and Real Estate	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	—
Other Media	2	3
Printing and Publishing	2	3
Telecommunications	2	—
Auto Sector	—	3
Retail	—	3
Other	4	4
Total	100%	100%

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the nine months ended June 30, 2017 and 2016, our ability to observe valuation inputs resulted no reclassifications and one reclassification of an asset from Level 2 to 1, respectively.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$14,606,250	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	125,617,812	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	449,878,775	Market Comparable	Market Yield	8.1% – 18.3% (12.3%)
Second lien	259,361,296	Market Comparable	Market Yield	10.0% – 14.6% (13.2%)
Subordinated debt / corporate notes	120,947,095	Market Comparable	Market Yield	11.7% – 20.5% (14.4%)
Equity	127,318,822	Enterprise Market Value	EBITDA multiple	5.3x – 15.5x (8.2x)
Total Level 3 investments	$1,097,730,050
Long-Term Credit Facility	$75,908,513	Market Comparable	Market Yield	4.3%

Asset Category	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$35,569,934	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	122,923,804	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	8,995,448	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	361,532,787	Market Comparable	Market Yield	8.8% – 21.7% (13.1%)
Second lien	302,488,639	Market Comparable	Market Yield	9.5% – 17.3% (13.6%)
Subordinated debt / corporate notes	168,636,069	Market Comparable	Market Yield	11.0% – 15.7% (13.2%)
Equity	125,633,017	Enterprise Market Value	EBITDA multiple	5.0x – 15.5x (8.2x)
Total Level 3 investments	$1,125,779,698
Long-Term Credit Facility	$39,551,187	Market Comparable	Market Yield	3.8%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

Our investments, cash and cash equivalents, Credit Facility and our Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$970,411,228	$—	$—	$970,411,228
Equity investments	128,513,032	1,194,210	—	127,318,822
Total investments	1,098,924,260	1,194,210	—	1,097,730,050
Cash and cash equivalents	103,196,132	103,196,132	—	—
Total investments, cash and cash equivalents	$1,202,120,392	$104,390,342	$—	$1,097,730,050
Long-Term Credit Facility	$75,908,513	$—	$—	$75,908,513
2019 Notes	253,375,000	—	253,375,000	—
Total debt	$329,283,513	$—	$253,375,000	$75,908,513

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,000,146,681	$—	$—	$1,000,146,681
Equity investments	153,532,994	2,758,757	25,141,220	125,633,017
Total investments	1,153,679,675	2,758,757	25,141,220	1,125,779,698
Cash and cash equivalents	75,608,113	75,608,113	—	—
Total investments, cash and cash equivalents	$1,229,287,788	$78,366,870	$25,141,220	$1,125,779,698
Long-Term Credit Facility	$39,551,187	$—	$—	$39,551,187
2019 Notes	254,175,000	—	254,175,000	—
2025 Notes	72,618,000	72,618,000	—	—
Total debt	$366,344,187	$72,618,000	$254,175,000	$39,551,187

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized losses	(42,530,779)	(10,853,430)	(53,384,209)
Net unrealized appreciation	52,793,436	15,126,608	67,920,044
Purchases, PIK interest, net discount accretion and non-cash exchanges	381,119,413	32,873,013	413,992,426
Sales, repayments and non-cash exchanges	(421,117,523)	(35,460,386)	(456,577,909)
Transfers in/out of Level 3	—	—	—
Ending Balance	$970,411,228	$127,318,822	$1,097,730,050
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$15,859,153	$(7,836,181)	$8,022,972

	Nine Months Ended June 30, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(88,191,975)	6,055,002	(82,136,973)
Net unrealized appreciation (depreciation)	8,391,489	(5,471,142)	2,920,347
Purchases, PIK interest, net discount accretion and non-cash exchanges	275,592,605	46,056,651	321,649,256
Sales, repayments and non-cash exchanges	(284,057,941)	(20,046,292)	(304,104,233)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,105,992,047	$129,763,805	$1,235,755,852
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(41,585,936)	$(3,480,364)	$(45,066,300)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $50,339,700 and $106,864,300, respectively)	$39,551,187	$102,356,860
Net change in unrealized appreciation (depreciation) included in earnings	4,591,726	(11,569,171)
Borrowings (1)	237,760,000	242,664,923
Repayments (1)	(205,994,400)	(232,385,300)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $82,105,300 and $117,143,923, respectively)	$75,908,513	$101,067,312
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $82,105,300 and $117,143,923, respectively)	$75,908,513	$101,067,312

(1)	Excludes temporary draws.

As of June 30, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$45,705,300	$36,370,712	July 5, 2017	$(9,334,588)
Euro	€35,000,000	36,400,000	39,919,250	July 3, 2017	3,519,250
		$82,105,300	$76,289,962		$(5,815,338)

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value from foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£31,000,000	$50,339,700	$40,180,433	October 3, 2016	$(10,159,267)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had $3.9 million in expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2017, respectively. For the same periods in the prior year, we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2017, our Credit Facility and our Notes had a net change in unrealized appreciation of $2.1 million and $2.4 million, respectively. For the three and nine months ended June 30, 2016, our Credit Facility and our Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $15.6 million, respectively. As of June 30, 2017 and September 30, 2016, net unrealized depreciation on our Credit Facility and our Notes totaled $2.8 million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2017 were as follows:

Name of Investment	Fair Value at September 30, 2016 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Fair Value at June 30, 2017 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$22,837,602	$—	$—	$—	$19,572,967	$—
RAM Energy LLC	68,319,399	6,554,803	—	6,868,427	73,156,598	—
Superior Digital Displays Holdings, Inc.	33,862,636	15,796,049	(9,271,027)	3,829,263	32,436,483	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	57,109,394	398,263	(28,256,288)	2,431,306	20,392,508	1,338,206
American Gilsonite Company (3)	—	81,890	—	1,061,458	21,202,345	—
Cano Health, LLC (3), (5)	—	21,917,250	(1,087,313)	788,341	—	—
Corfin Industries LLC	25,853,063	—	(928,898)	1,998,027	23,505,929	—
DirectBuy Holdings, Inc.	2,799,695	—	—	—	—	(33,833,356)
EnviroSolutions Holdings, Inc.	22,522,000	—	—	701,698	24,176,193	—
ETX Energy, LLC	35,416,730	2,446,543	—	678,092	46,095,073	—
PAS International Holdings, Inc.	8,233,630	36,540	(21,604,940)	2,223,422	—	(2,884,281)
Service Champ, Inc.	34,898,025	—	(32,483,758)	1,701,654	—	1,842,374
TRAK Acquisition Corp.	28,360,010	27,000,000	(28,125,000)	2,143,622	29,912,277	—
U.S. Well Services, LLC (4)	—	275,263	(176,497)	298,998	20,220,962	—
Total Controlled and Non-Controlled Affiliates	$340,212,184	$74,506,601	$(121,933,721)	$24,724,308	$310,671,335	$(33,537,057)

(1)	Excludes delayed draw investments.
(2)	Includes PIK.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2016.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2017.
(5)	Became a non-controlled, non-affiliate during the three months ended June 30, 2017.

7. CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator for net increase (decrease) in net assets resulting from operations	$18,779,065	$27,832,874	$54,287,861	$(8,972,672)
Denominator for basic and diluted weighted average shares	71,060,836	71,060,836	71,060,836	71,809,792
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.26	$0.39	$0.77	$(0.12)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2017 and September 30, 2016, cash and cash equivalents consisted of $103.2 million and $75.6 million, respectively, at fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$9.05	$9.82
Net investment income (1)	0.61	0.77
Net realized and unrealized gain (loss) (1)	0.16	(0.89)
Net increase (decrease) in net assets resulting from operations (1)	0.77	(0.12)
Distributions to stockholders (1), (2)	(0.64)	(0.84)
Repurchase of common stock (1)	—	0.08
Net asset value, end of period	$9.18	$8.94
Per share market value, end of period	$7.39	$6.83
Total return* (3)	6.56%	19.77%
Shares outstanding at end of period	71,060,836	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	5.84%	6.71%
Ratio of interest and expenses on debt to average net assets	4.83%	4.15%
Ratio of total expenses to average net assets (5), (6)	10.67%	10.86%
Ratio of net investment income to average net assets (6)	9.16%	11.20%
Net assets at end of period	$652,175,782	$635,554,512
Weighted average debt outstanding (7)	$628,559,362	$631,748,088
Weighted average debt per share (1), (7)	$8.85	$8.80
Asset coverage per unit (8)	$2,981	$2,509
Portfolio turnover ratio	42.73%	32.49%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the nine months ended June 30, 2017 and 2016, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 6.73% and 7.72%, respectively, and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 11.55% and 11.87%, respectively.

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

10. DEBT

Our annualized weighted average cost of debt for the nine months ended June 30, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.99% and 4.36%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

On May 25, 2017, we amended and restated our multi-currency Credit Facility to, among other things, extend the final maturity date from June 25, 2019 to May 25, 2022, adjust the size of the Credit Facility from $545 million to $445 million and increased the size of the accordion provision to permit increases to the Credit Facility up to $750 million if certain conditions are satisfied and to include certain restrictions on the borrowing base with respect to investments located in certain countries and equity interests. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2017 and September 30, 2016, there was $82.1 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.45% and 2.76%, as of June 30, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, with a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2017. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $75.0 million as of June 30, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of June 30, 2017 and September 30, 2016, our SBIC Funds had $225.0 million in debt commitments, of which $225.0 and $197.5 million was drawn, respectively. As of June 30, 2017 and September 30, 2016, the unamortized fees on the SBA debentures was $4.4 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of June 30, 2017 and September 30, 2016 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1), (2)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017 (3)	September 1, 2027	1.91 (4)	27,500,000
Weighted Average Rate / Total		3.25%	$225,000,000

(1)	Excludes 3.43% of upfront fees.
(2)	As of September 30, 2016, the fixed all-in coupon rate was 3.44%.
(3)	Represents expected next pooling date and maturity date.
(4)	Represents a temporary financing that will reset to a market-driven rate in September 2017 and remain fixed thereafter for ten years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2017, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of June 30, 2017 and September 30, 2016, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

2025 Notes

As of June 30, 2017 and September 30, 2016, we had zero and $71.3 million in aggregate principal amount of 2025 Notes outstanding, respectively. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. On June 29, 2017, the 2025 Notes were redeemed. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and ranked equal in right of payment with all of our unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. As of June 30, 2017 and September 30, 2016, we had $7.8 million and $3.1 million, respectively, in commitments to fund investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2017

(Unaudited)

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2016, RAM Energy Holdings LLC triggered at least one of the significance tests. RAM Energy Holdings LLC became a controlled affiliated investment as of September 30, 2015. As a result and in accordance with Rule 4-08(g) of Regulation S-X, presented below is summarized unaudited financial information for RAM Energy Holdings LLC as of June 30, 2017 and September 30, 2016 as well as for the three and nine months ended June 30, 2017 and 2016.

Balance Sheet	June 30, 2017	September 30, 2016
Current assets	$5,678,517	$1,871,645
Noncurrent assets	19,846,342	35,306,598
Current liabilities	3,669,949	4,338,002
Noncurrent liabilities	93,923,186	90,737,483

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2017	2016	2017	2016
Total revenue	$2,145,706	$1,169,104	$6,638,749	$5,326,188
Total expenses	5,518,110	5,759,369	21,530,293	39,331,344
Net loss	(3,372,404)	(4,590,265)	(14,891,544)	(34,005,156)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments as of June 30, 2017, the related consolidated statements of operations for the three and nine months ended June 30, 2017 and 2016, and the related consolidated statements of changes in net assets and cash flows for the nine month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of September 30, 2016, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

/s/ RSM US LLP

New York, New York

August 7, 2017

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2017, our portfolio totaled $1,098.9 million and consisted of $464.5 million of senior secured debt, $385.0 million of second lien secured debt, $120.9 million of subordinated debt and $128.5 million of preferred and common equity. Our debt portfolio consisted of 85% variable-rate investments (including 24% where LIBOR was below the floor) and 15% fixed-rate investments. As of June 30, 2017, we had no companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $56.4 million as of June 30, 2017. Our overall portfolio consisted of 53 companies with an average investment size of $20.7 million, had a weighted average yield on interest bearing debt investments of 11.8% and was invested 42% in senior secured debt, 35% in second lien secured debt, 11% in subordinated debt and 12% in preferred and common equity.

As of September 30, 2016, our portfolio totaled $1,153.7 million and consisted of $397.1 million of senior secured debt, $425.4 million of second lien secured debt, $177.6 million of subordinated debt and $153.6 million of preferred and common equity. Our debt portfolio consisted of 78% variable-rate investments (including 72% where LIBOR was below the floor) and 22% fixed-rate investments. As of September 30, 2016, we had four companies on non-accrual, representing 5.3% and 2.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $100.3 million as of September 30, 2016. Our overall portfolio consisted of 56 companies with an average investment size of $20.6 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 35% in senior secured debt, 37% in second lien secured debt, 15% in subordinated debt and 13% in preferred and common equity.

For the three months ended June 30, 2017, we invested $89.1 million in two new and six existing portfolio companies with a weighted average yield on debt investments of 10.6%. Sales and repayments of investments for the three months ended June 30, 2017 totaled $199.1 million. For the nine months ended June 30, 2017, we invested $378.8 million in 14 new and 20 existing portfolio companies with a weighted average yield on debt investments of 10.8%. Sales and repayments of investments for the nine months ended June 30, 2017 totaled $465.4 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and our Notes. We elected to use the fair value option for the Credit Facility and our Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we had $3.9 million in expenses relating to amendment costs on the Credit Facility during both the three and nine months ended June 30, 2017, respectively. For the same periods in the prior year, we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and our Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2017, our Credit Facility and our Notes had a net change in unrealized appreciation of $2.1 million and $2.4 million, respectively. For the three and nine months ended June 30, 2016, our Credit Facility and our Notes had a net change in unrealized (appreciation) depreciation of $(2.4) million and $15.6 million, respectively. As of June 30, 2017 and September 30, 2016, net unrealized depreciation on our Credit Facility and our Notes totaled $2.8 million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value of our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2017 and 2016.

Investment Income

Investment income for the three and nine months ended June 30, 2017 was $31.1 million and $96.7 million, respectively, and was attributable to $14.0 million and $42.3 million from senior secured loans, $12.0 million and $37.7 million from second lien secured debt and $5.1 million and $16.7 million from subordinated debt, preferred and common equity, respectively. This compares to investment income for the three and nine months ended June 30, 2016, which was $35.5 million and $109.9 million, respectively, and was attributable to $14.3 million and $46.7 million from senior secured loans, $14.9 million and $46.2 million from second lien secured debt and the remainder from subordinated debt, preferred and common equity, respectively. The decrease in investment income compared with the same periods in the prior year was primarily due to a lower yielding portfolio.

Expenses

Net expenses for the three and nine months ended June 30, 2017 totaled $18.6 million and $53.0 million, respectively. Base management fee for the same periods totaled $4.9 million (after a base management fee waiver of $0.9 million) and $15.4 million (after a base management fee waiver of $3.0 million), incentive fee totaled $1.2 million (after an incentive fee waiver of $0.2 million) and $7.0 million (after an incentive fee waiver of $1.3 million), debt related interest and expenses totaled $10.6 million (including $3.9 million in amendment costs on the Credit Facility) and $24.5 million (including $3.9 million in amendment costs on the Credit Facility), general and administrative expenses totaled $1.6 million and $4.8 million and provision for taxes totaled $0.4 million and $1.3 million, respectively. This compares to expenses for the three and nine months ended June 30, 2016, which totaled $17.7 million and $54.5 million, respectively. Base management fee for the same periods totaled $5.2 million (after a base management fee waiver of $1.0 million) and $15.8 million (after a base management fee waiver of $3.0 million), incentive fee totaled $3.4 million (after an incentive fee waiver of $0.6 million) and $10.6 million (after an incentive fee waiver of $2.0 million), debt related interest and expenses totaled $7.0 million and $20.7 million, general and administrative expenses totaled $1.7 million and $5.4 million and provision for taxes totaled $0.4 million and $2.0 million, respectively. The increase in expenses when comparing the three months ended June 30, 2017 to the same period in the prior year was primarily due to amendment costs on the Credit Facility. The decrease in expenses when comparing the nine months ended June 30, 2017 to the same period in the prior year was primarily due to lower incentive fees and general and administrative expenses.

Net Investment Income

Net investment income totaled $12.5 million and $43.7 million, or $0.18 and $0.61 per share, for the three and nine months ended June 30, 2017, respectively. Net investment income totaled $17.8 million and $55.5 million, or $0.25 and $0.77 per share, for the three and nine months ended June 30, 2016, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to the repayments of higher yielding investments.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2017 totaled $199.1 million and $465.4 million, respectively, and realized gains (losses) totaled $10.1 million and $(30.8) million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2016 totaled $103.1 million and $304.1 million, respectively, and realized losses totaled $45.5 million and $82.1 million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility and our Notes

For the three and nine months ended June 30, 2017, we reported a net change in unrealized (depreciation) appreciation on investments of $(1.7) million and $43.8 million, respectively. For the three and nine months ended June 30, 2016, we reported a net change in unrealized appreciation on investments of $58.0 million and $2.1 million, respectively. As of June 30, 2017 and September 30, 2016, our net unrealized depreciation on investments totaled $56.4 million and $100.3 million, respectively. The net change in unrealized (depreciation) appreciation on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) of investments that were realized.

For the three and nine months ended June 30, 2017, we reported a net change in unrealized appreciation on our Credit Facility and our 2019 Notes of $2.1 million and $2.4 million, respectively. For the three and nine months ended June 30, 2016, we reported a net change in unrealized (appreciation) depreciation on our Credit Facility and our Notes of $(2.4) million and $15.6 million, respectively. The change compared with the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $18.8 million and $54.3 million, or $0.26 and $0.77 per share, for the three and nine months ended June 30, 2017, respectively. This compares to a net change in net assets resulting from operations of $27.8 million and $(9.0) million, or $0.39 and $(0.12) per share, for the three and nine months ended June 30, 2016, respectively. The decrease/increase in the net change in net assets from operations compared with the same periods in the prior year reflects the change in portfolio investment values during the reporting periods.

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

Our annualized weighted average cost of debt for the nine months ended June 30, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.99% and 4.36%, respectively.

On May 25, 2017, we amended and restated our multi-currency Credit Facility to, among other things, extend the final maturity date from June 25, 2019 to May 25, 2022, adjust the size of the Credit Facility from $545 million to $445 million and increased the size of the accordion provision to permit increases to the Credit Facility up to $750 million if certain conditions are satisfied and to include certain restrictions on the borrowing base with respect to investments located in certain countries and equity interests. This multi-currency Credit Facility is with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2017 and September 30, 2016, there was $82.1 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.45% and 2.76%, as of June 30, 2017 and September 30, 2016, respectively, excluding the undrawn commitment fees of 0.375%. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, with a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of June 30, 2017 and September 30, 2016, we had $362.9 million and $494.7 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see the Credit Facility agreement filed as Exhibit 10.1 in this Report and incorporated by reference herein. As of June 30, 2017, we were in compliance with the terms of our Credit Facility.

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

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. On June 29, 2017, the 2025 Notes were redeemed. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and ranked equal in right of payment with all of our senior unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Please see our Base Indenture and the supplemental indenture filed as Exhibit (d)(9) to our post-effective amendment filed on January 22, 2013 for more information.

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

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2017. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $75.0 million as of June 30, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of June 30, 2017 and September 30, 2016, our SBIC Funds had $225.0 million in debt commitments, of which $225.0 million and $197.5 million was drawn, respectively. As of June 30, 2017 and September 30, 2016, the unamortized fees on the SBA debentures was $4.4 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of June 30, 2017 and September 30, 2016 were as follows:

Issuance Dates	Maturity	Fixed All-in coupon rate (1), (2)	Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017 (3)	September 1, 2027	1.91 (4)	27,500,000
Weighted Average Rate / Total		3.25%	$225,000,000

(1)	Excludes 3.43% of upfront fees.
(2)	As of September 30, 2016, the fixed all-in coupon rate was 3.44%.
(3)	Represents expected next pooling date and maturity date.
(4)	Represents a temporary financing that will reset to a market-driven rate in September 2017 and remain fixed thereafter for ten years.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2017, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of June 30, 2017 and September 30, 2016, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At June 30, 2017 and September 30, 2016, we had cash and cash equivalents of $103.2 million and $75.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $92.2 million for the nine months ended June 30, 2017, and our financing activities used cash of $65.2 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to redeem our 2025 Notes.

Our operating activities provided cash of $34.2 million for the nine months ended June 30, 2016, and our financing activities used cash of $46.0 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily for our stock repurchase plan.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2017, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$82.1	$—	$—	$82.1	$—
SBA debentures	225.0	—	—	150.0	75.0
2019 Notes	250.0	—	250.0	—	—
Total debt outstanding (1)	557.1	—	250.0	232.1	75.0
Unfunded investments (2)	7.8	0.9	—	5.8	1.1
Total contractual obligations	$564.9	$0.9	$250.0	$237.9	$76.1

(1)

The annualized weighted average cost of debt as of June 30, 2017, excluding debt issuance costs, was 3.70% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

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

During the three and nine months ended June 30, 2017, we declared distributions of $0.18 and $0.64 per share, respectively, for total distributions of $12.8 million and $45.5 million, respectively. For the same periods in the prior year, we declared distributions of $0.28 and $0.84 per share, respectively, for total distributions of $19.9 million and $59.9 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, our debt portfolio consisted of 85% variable-rate investments (including 24% where LIBOR was below the floor) and 15% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Up 1%	$6,401	$0.09
Up 2%	$13,861	$0.20
Up 3%	$21,321	$0.30
Up 4%	$28,781	$0.41

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*

First Omnibus Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of May 25, 2017, among PennantPark Investment Corporation, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 7, 2017	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)