Form 10-K
period 2017-09-30
PENNANTPARK INVESTMENT CORP
filed 2017-11-29
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2017 based on the closing price on that date of $8.14 on the NASDAQ Global Select Market was approximately $567 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 71,060,836 shares of the Registrant’s common stock outstanding as of November 29, 2017.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

General Business of PennantPark Investment Corporation

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments primarily made to U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and equity investments.

We believe middle-market companies offer attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and, are made to U.S. and to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized as Delaware limited partnerships in May 2010 and July 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in 2010 and 2013, respectively. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $6.8 billion in 455 companies with almost 180 different financial sponsors through its managed funds.

Our Administrator has experienced professionals with substantial backgrounds in finance and administration of registered investment companies. In addition to furnishing us with clerical, bookkeeping and record keeping services, the Administrator also oversees our financial records as well as the preparation of our reports to stockholders and reports filed with the Securities and Exchange Commission, or the SEC, and the SBA. The Administrator assists in the determination and publication of our net asset value, or NAV, oversees the preparation and filing of our tax returns, and monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our Administrator offers, on our behalf, significant managerial assistance to those portfolio companies to which we are required to offer such assistance. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our capital is well-positioned to partner with such equity investors.

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

Leverage

We maintain a multi-currency $445 million Credit Facility, which matures in May 2022. The Credit Facility is secured by substantially all of our investment portfolio assets (excluding the assets of our SBIC Funds). We had $79.4 million and $50.3 million of debt outstanding under the Credit Facility with a weighted average interest rate of 2.42% and 2.76% as of September 30, 2017 and 2016, respectively, excluding undrawn commitment fees. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, with a one-year term-out period following its fourth year and pricing set at 225 basis points over the London Interbank Offered Rate, or LIBOR. As of September 30, 2017 and 2016, we had $365.6 million and $494.7 million, respectively, of unused borrowing capacity under our Credit Facility subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 60% and 80% of our net assets. As of September 30, 2017, we were in compliance with the terms of our Credit Facility.

As of September 30, 2017 and 2016, our SBIC Funds had $300.0 million and $225.0 million in debt commitments, respectively, of which $199.0 million and $197.5 million was drawn, with a weighted average interest rate of 3.70% and 3.44%, exclusive of the 3.43% of upfront fees. The SBA debentures mature between September 2020 and September 2027. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of our SBIC Funds and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2017 and 2016, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes accrues at a rate of 4.50% per year and is paid semi-annually. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

As of September 30, 2016, we had $71.3 million in aggregate principal amount of 6.25% notes due 2025, or 2025 Notes, outstanding. Interest on the 2025 Notes was paid at a rate of 6.25% per year and was paid quarterly. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2017. The 2025 Notes had been scheduled to mature on February 1, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Investment Policy Overview

We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity by targeting an investment size of $10 million to $50 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. In addition, we expect our debt investments to range in maturity from three to ten years.

Over time, we expect that our portfolio will continue to consist primarily of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments in qualifying assets such as private, or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or have a market capitalization of greater than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. We may acquire investments in the secondary market. See “Regulation—Qualifying Assets” and “Investment Selection Criteria” for more information.

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

First Lien Secured Debt

Structurally, first lien secured debt ranks senior in priority of payment to second lien secured debt, subordinated debt and equity, and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to second lien secured debt and subordinated debt, first lien secured debt generally earns a lower return than second lien secured debt and subordinated debt. In some cases first lien secured lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Second Lien Secured Debt

Second lien secured debt usually ranks junior in priority of payment to first lien secured debt. Second lien secured debt holds a second priority with regard to right of payment in the event of insolvency. Second lien secured debt ranks senior to subordinated debt and common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to first lien secured debt, second lien secured debt generally earns a higher return than first lien secured debt. In many cases, second lien secured debt investors receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Subordinated Debt

Structurally, subordinated debt usually ranks junior in priority of payment to first lien secured debt and second lien secured debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. Subordinated debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to first lien secured debt and second lien secured debt, subordinated debt generally earns a higher return than first lien secured debt and second lien secured debt. In many cases, subordinated debt investors receive opportunities to invest directly in the equity securities of borrowers, and from time to time, may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

We expect our first lien secured debt to have terms of three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first priority liens on the assets of a portfolio company.

Typically, our second lien secured debt and subordinated debt have maturities of three to ten years. Second lien secured debt and subordinated debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our second lien secured debt and subordinated debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

Managerial Assistance

We offer significant managerial assistance to our portfolio companies. As a BDC, we are required to make available such significant managerial assistance within the meaning of Section 55 of the 1940 Act. See “Regulation” for more information.

Staffing

We do not currently have any employees. Our Investment Adviser and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses.

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PNNT.” Our phone number is (212) 905-1000, and our internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. You may read and copy the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.

Our Portfolio

Our principal investment focus is to provide first lien secured debt, second lien secured debt and subordinated debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2017	Portfolio Company	2016
Parq Holdings Limited Partnership	7%	Parq Holdings Limited Partnership	7%
Pre-Paid Legal Services, Inc.	6	RAM Energy LLC	6
RAM Energy Holdings LLC	6	Affinion Group Holdings, Inc.	5
ETX Energy, LLC	4	Pre-Paid Legal Services, Inc.	5
Howard Berger Co. LLC	4	Jacobs Entertainment, Inc.	4
Acre Operating Company, LLC	3	Novitex Acquisition, LLC	4
Cascade Environmental LLC	3	Cascade Environmental LLC	3
DecoPac, Inc.	3	ETX Energy, LLC	3
Lighthouse Network, LLC	3	Howard Berger Co. LLC	3
Sunborn Oy, Sunborn Saga Oy	3	LSF9 Atlantis Holdings, LLC	3

Industry	2017	Industry	2016
Hotels, Motels, Inns and Gaming	10%	Hotels, Motels, Inns and Gaming	13%
Personal, Food and Miscellaneous Services	9	Consumer Products	9
Financial Services	7	Personal, Food and Miscellaneous Services	8
Business Services	6	Business Services	7
Energy and Utilities	6	Distribution	6
Healthcare, Education and Childcare	6	Energy/Utilities	6
Oil and Gas	6	Aerospace and Defense	5
Consumer Products	5	Environmental Services	5
Distribution	5	Media	5
Environmental Services	5	Oil and Gas	5

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

Investment Advisory Fees

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned base management fees of $20.3 million (after a waiver of $3.9 million), $20.9 million (after a waiver of $4.0 million) and $26.7 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized) (we refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up,” which is meant to provide our Investment Adviser with 20% of our Pre-Incentive Fee Net Investment Income, as if a hurdle did not apply, if this net investment income exceeds 2.1875% in any calendar quarter), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter, once the hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Net Fee Investment Income thereafter is allocated to our Investment Adviser. These calculations are prorated for any share issuances or repurchases during the relevant quarter, if applicable. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to waive 16% of incentive fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned $9.3 million (after a waiver of $1.8 million), $13.5 million (after a waiver of $2.5 million) and $20.6 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2017, 2016 and 2015, we did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid or accrued in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For the years ended September 30, 2017, 2016 and 2015, we did not accrue an incentive fee on capital gains as calculated under GAAP.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle (1) = 1.75%

Base management fee (2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle; therefore, there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle (1) = 1.75%

Base management fee (2) = 0.50%

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

Hurdle (1) = 1.75%

Base management fee (2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.30%

Incentive fee  = 20% x Pre-Incentive Fee Net Investment Income, subject to “catch-up” (3)

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2017. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2018. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, amongst other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. For providing these services, facilities and personnel, we reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of the compensation and related expenses for our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2017, 2016 and 2015, we reimbursed the Investment Adviser approximately $2.5 million, $3.7 million and $3.3 million, respectively, including expenses it incurred on behalf of the Administrator for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2018. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We do not intend to acquire securities issued by any registered investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of more than one registered investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. We may enter into hedging transactions to manage the risks associated with interest rate fluctuations. None of these policies are fundamental and they may be changed without stockholder approval.

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

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available significant managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 55 of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance. Making available significant managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator may provide assistance to controlled affiliates.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC's internet site at www.sec.gov. You may also obtain a copy of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Election to be Treated as a RIC

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends for U.S. federal income tax purposes income to our stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, and determined without regard to any deduction for dividends paid out of the assets legally available for distribution, or the Annual Distribution Requirement.

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

Taxation as a RIC

If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gains, determined without regard to any deduction for dividends paid, we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders. Additionally, upon satisfying these requirements, we will be subject to U.S. federal income tax at the regular corporate rates on any investment company taxable income or net capital gains, determined without regard to any deduction for dividends paid, that is not distributed (or not deemed to have been distributed) as dividends for U.S. federal income tax purposes to our stockholders.

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

We invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless debt instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to continue to maintain our qualification to be subject to tax as a RIC.

Gain or loss realized by us from equity securities and warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular equity security or warrant.

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

We may distribute our common stock as a dividend from our taxable income and a stockholder could receive a portion of such distributions declared and distributed by us in shares of our common stock with the remaining amount in cash. A stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared and distributed by us generally would be taxable income to a stockholder even though only a small portion of the dividend was paid in cash to pay any taxes due on the total dividend. We have not yet elected to distribute stock as a dividend but reserve the right to do so.

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

Furthermore, our SBIC Funds are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP pursuant to SBA accounting standards and financial reporting requirements for SBICs. For example, our SBIC Fund do not use fair value accounting on its assets or liabilities under SBA valuation guidelines. If either of our SBIC Funds fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBIC Funds from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, our 2019 Notes, or any securities we may issue, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, uncertainty regarding the United Kingdom referendum decision to leave the European Union (the so called “Brexit”), continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The significant disruptions in the capital markets experienced in the past has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

We could be subject to reduced availability and/or mandatory prepayments under our Credit Facility, the 2019 Notes and SBA debentures.

In addition to the asset coverage ratio requirements, our Credit Facility and the indenture governing our 2019 Notes contain various covenants which, if not complied with, could accelerate repayment under the Credit Facility and our 2019 Notes. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by our SBIC Funds. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholder’s equity; and
•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

In addition to the Credit Facility, we have issued our 2019 Notes and our SBIC Funds have issued SBA debentures that require us and our SBIC Funds to generate sufficient cash flow to make required interest payments. Further, our SBIC Funds must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of our SBIC Funds.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility and our 2019 Notes.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our 2019 Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Our financial condition and results of operation depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of PennantPark Investment Advisers has substantial responsibilities under our Investment Management Agreement. In order for us to grow, our Investment Adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any current or future employees will contribute effectively to the work of, or remain associated with, the Investment Adviser. We caution you that the principals of our Investment Adviser or Administrator may also be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by the Investment Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for preceding years that was not distributed during such years and on which we did not incur any corporate income tax.

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

If we are unable to satisfy the Annual Distribution Requirement, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may lose our ability to be subject to tax as a RIC and thus could be subject to corporate-level income tax.

Because we intend to distribute substantially all of our income to our stockholders to maintain our ability to be subject to tax as a RIC, we will need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

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

As a BDC, we are required to meet a 200% asset coverage ratio of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our SBIC Funds for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC Funds may be limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to fulfill our requirements to be subject to tax as a RIC for federal income tax purposes. We may have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may cause us to incur corporate-level income tax.

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

•

Senior Securities. As a result of issuing senior securities, including our 2019 Notes, we are exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, they would rank “senior” to common stock in our capital structure. Preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. Furthermore, the issuance of preferred securities could have the adverse effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest. Our senior securities may include conversion features that cause them to bear risks more closely associated with an investment in our common stock.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is a time-intensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. The quarterly process includes preliminary valuation conclusions, engagement of independent valuation firms and review by those firms of preliminary valuation conclusions. By contrast, the procedures in connection with an offering may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3 with the approvals noted above. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future, as market conditions and the rules and regulations of the SEC permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. Even though we expect the pool of loans that we contribute to any such securitization vehicle to be rated below investment grade, because the securitization vehicle’s portfolio of loans would secure all of the debt issued by such vehicle, a portion of such debt may be rated investment grade, subject in each case to market conditions that may require such portion of the debt to be over collateralized and various other restrictions. If applicable accounting pronouncements or SEC staff guidance require us to consolidate the securitization vehicle’s financial statements with our financial statements, any debt issued by it would be generally treated as if it were issued by us for purposes of the asset coverage ratio applicable to us. In such case, we would expect to retain all or a portion of the equity and/or subordinated notes in the securitization vehicle. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We may hold subordinated debentures in any such securitization vehicle and, if so, we would not consider such securities to be senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of a portion of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and less liquid.

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

Our current debt is governed by the terms of our 2019 Notes, Credit Facility and the SBA debentures and may in the future be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

We have indebtedness outstanding pursuant to our 2019 Notes, Credit Facility and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of our SBIC Funds, in connection with our Credit Facility borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of our SBIC Funds in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As of September 30, 2017, we had outstanding borrowings of $79.4 million under our Credit Facility, $250.0 million outstanding under our 2019 Notes and $199.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $528.4 million and had a weighted average annual interest rate at the time of 3.70%, exclusive of the fee on undrawn commitment on our Credit Facility and 3.43% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $528.4 million outstanding as of September 30, 2017, at the weighted average annual rate of 3.70%, we would have to receive an annual yield of at least 1.66%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2017 of 44% of total assets (including such borrowed funds), at the weighted average rate at the time of 3.70%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(21.7)%	(12.4)%	(3.0)%	6.3%	15.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of the issuance of our 2019 Notes, SBA debentures and borrowings under our Credit Facility, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly issued debt securities. Our credit ratings may not reflect the potential impact of risks related to market conditions or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our 2019 Notes, if any, or change in the debt markets could cause the liquidity or market value of our 2019 Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when they come due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our 2019 Notes. In August 2017, Egan-Jones Ratings Company, or Egan-Jones, assigned PennantPark Investment a senior unsecured credit rating of “BBB”. Our credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our 2019 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our 2019 Notes of any changes in our credit ratings. We are rated by Standard & Poor’s Ratings Services, Fitch Ratings and Egan-Jones. There can be no assurance that their respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by any of the rating agencies if in their respective judgments future circumstances relating to the basis of the credit rating, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility expires and our 2019 Notes mature in May 2022 and October 2019, respectively. Additionally, our SBA debentures mature between September 2020 and September 2027. We utilize proceeds from the Credit Facility, our 2019 Notes and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility, our 2019 Notes and certain of our SBA debentures. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to extend or refinance our Credit Facility, our 2019 Notes and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

There are significant potential conflicts of interest which could impact our investment returns.

The professionals of the Investment Adviser and Administrator may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by affiliates of us that currently exist or may be formed in the future. The Investment Adviser and Administrator may be engaged by such funds at any time and without the prior approval of our stockholders or our board of directors. Our board of directors monitors any potential conflict that may arise upon such a development. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Currently, the executive officers and directors, as well as the current senior investment professionals of the Investment Adviser, may serve as officers and directors of our controlled affiliates and affiliated funds. In addition, we note that any affiliated investment vehicles currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser. In any such case, when the Investment Adviser identifies an investment, it is forced to choose which investment fund should make the investment. We may co-invest on a concurrent basis with any other affiliates that the Investment Adviser currently has or forms in the future, subject to compliance with applicable regulations and regulatory guidance, our exemptive relief and our allocation procedures.

In the ordinary course of our investing activities, we pay investment advisory and incentive fees to the Investment Adviser, and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict. For example, the Investment Adviser may seek to invest in more speculative investments in order to increase its incentive fee, which practice could result in higher investment losses, particularly during economic downturns.

We have entered into the License Agreement with PennantPark Investment Advisers, pursuant to which the Investment Adviser has agreed to grant us a royalty-free non-exclusive license to use the name “PennantPark.” The License Agreement will expire (i) upon expiration or termination of the Investment Management Agreement, (ii) if the Investment Adviser ceases to serve as our investment adviser, (iii) by either party upon 60 days’ written notice or (iv) by the Investment Adviser at any time in the event we assign or attempt to assign or sublicense the License Agreement or any of our rights or duties thereunder without the prior written consent of the Investment Adviser. Other than with respect to this limited license, we have no legal right to the “PennantPark” name.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility and our 2019 Notes, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility and our 2019 Notes. This is expected to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

If we publicly issue debt or convertible debt securities, they initially will not have an established trading market. We cannot assure investors that a trading market for our publicly issued debt or convertible debt securities would develop or be maintained if developed. In addition to our creditworthiness, many factors may have a material adverse effect on the trading market for, and market value of, our publicly issued debt or convertible debt securities.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. However, the current presidential administration has announced its intention to repeal, amend or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act might be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations or any repeal or revision thereto will have on our business, financial condition and results of operations.

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

We may acquire our investments directly from the issuer in privately negotiated transactions. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We typically exit our investments when the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering of the company, but we are generally not required to do so.

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

We intend to invest primarily in first lien secured debt, second lien secured debt, subordinated debt and selected equity investments issued by U.S. and foreign middle-market companies.

1.

First Lien Secured Debt: When we extend first lien secured debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries, although this may not always be the case. We expect this security interest, if any, to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debts may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a first lien secured debt investment is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

2.

Second Lien Secured Debt: Our second lien secured debt usually ranks junior in priority of payment to first lien secured debt. Second lien secured debt holds a second priority with regard to right of payment in the event of insolvency. Second lien secured debt ranks senior to subordinated debt and common and preferred equity in borrowers’ capital structures. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our second lien secured debt investments, such investments may be of greater risk than cash paying loans.

3.

Subordinated Debt: Our subordinated debt usually ranks junior in priority of payment to first lien secured debt and second lien secured debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. Subordinated debt ranks senior to common and preferred equity in borrowers’ capital structures. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we may not receive cash interest or principal prior to the maturity of some of our subordinated debt investments, such investments may be of greater risk than cash paying loans.

4.

Equity Investments: We have made and expect to continue to make select equity investments, all of which are subordinated to debt investments. In addition, when we invest in first lien secured debt, second lien secured debt or subordinated debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all. Furthermore, we may hold equity investments in partnerships through a taxable subsidiary for federal income tax purposes. Upon sale or exit of such investment, we may pay taxes at regular corporate tax rates, which will reduce the amount of gains or dividends available for distributions to our stockholders.

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

Under the 1940 Act we may invest up to 30% of our assets in investments that are not qualifying assets for BDCs. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We believe that most of our debt and equity investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we have not invested a sufficient portion of our assets in qualifying assets at the time of the proposed investment, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies and compliance with the RIC tax regulations. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Diversification Requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries.

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

We invest primarily in first lien secured debt, second lien secured debt and subordinated debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments, and they may be highly leveraged. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $7.51 and $7.52 on September 30, 2017 and 2016, respectively. Our NAV per share was $9.10 and $9.05 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NASDAQ Stock Market LLC.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, or the Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

Our 2019 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our 2019 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our 2019 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. Effective subordination means that in any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our 2019 Notes. As of September 30, 2017 and 2016, we had $79.4 million and $50.3 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets in our portfolio (other than assets held by our SBIC Funds), and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to our 2019 Notes to the extent of the value of such assets.

Our 2019 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our 2019 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of our 2019 Notes. The 2019 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC Funds. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our 2019 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our 2019 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our 2019 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2017 and 2016, our SBIC Funds had $300.0 million and $225.0 million in debt commitments, respectively, of which $199.0 million and $197.5 million was drawn. All of such indebtedness is structurally senior to our 2019 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our 2019 Notes.

The indenture under which our 2019 Notes were issued contains limited protection for their respective holders.

The indenture under which our 2019 Notes were issued offers limited protection to their respective holders. The terms of the indenture and our 2019 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in our 2019 Notes. In particular, the terms of the indentures and our 2019 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our 2019 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our 2019 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to our 2019 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to our 2019 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•	pay distributions on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to our 2019 Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of distributions or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and our 2019 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our 2019 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to our 2019 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and our 2019 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and our 2019 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our 2019 Notes.

An active trading market for our 2019 Notes may not develop, which could limit their market price or the ability of their respective holders to sell them. If a rating agency assigns our 2019 Notes a non-investment grade rating, they may be subject to greater price volatility than similar securities without such a rating.

We have not and do not intend to list the 2019 Notes on any securities exchange or for quotation on any automated dealer quotation system. We cannot provide any assurances that an active trading market will develop for the 2019 Notes or that their holders will be able to sell them. Our 2019 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns our 2019 Notes a non-investment grade rating, they may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. We cannot assure holders of our 2019 Notes that a liquid trading market will develop for them, that holders will be able to sell their 2019 Notes at a particular time or that the price holders receive upon such sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our 2019 Notes may be harmed. Accordingly, holders of our 2019 Notes may be required to bear the financial risk for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our 2019 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our 2019 Notes and substantially decrease their market value. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our Credit Facility has, and any future debt will likely will have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under our 2019 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under certain provisions of the Code (commonly known as “FATCA”). This withholding tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of our 2019 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders of our 2019 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in our 2019 Notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2017, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2015.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Fiscal Year Ended September 30, 2017
Fourth quarter	$9.10	$7.76	$7.35	(15)%	(19)%	$0.18
Third quarter	9.18	8.14	7.33	(11)	(20)	0.18
Second quarter	9.09	8.58	7.71	(6)	(15)	0.18
First quarter	9.11	8.04	7.08	(12)	(22)	0.28
Fiscal Year Ended September 30, 2016
Fourth quarter	9.05	8.16	6.88	(10)	(24)	0.28
Third quarter	8.94	6.83	6.10	(24)	(32)	0.28
Second quarter	8.83	6.43	4.95	(27)	(44)	0.28
First quarter	9.02	7.31	6.00	(19)	(33)	0.28

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $7.51 and $7.52 as of September 30, 2017 and 2016, respectively. Our NAV per share was $9.10 and $9.05 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 29, 2017, we had 12 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock under our share repurchase plan during the year ended September 30, 2017.

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

		Distributions
Record Dates	Payment Dates	Declared
Fiscal Year Ended September 30, 2017
September 20, 2017	October 2, 2017	$0.18
June 21, 2017	July 3, 2017	0.18
March 22, 2017	April 3, 2017	0.18
December 22, 2016	January 3, 2017	0.28
Total		$0.82
Fiscal Year Ended September 30, 2016
September 21, 2016	October 3, 2016	$0.28
June 20, 2016	July 1, 2016	0.28
March 18, 2016	April 1, 2016	0.28
December 24, 2015	January 4, 2016	0.28
Total		$1.12

In January 2018, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the fiscal years ended September 30, 2017 and 2016 from ordinary income totaled $58.3 million and $58.1 million, or $0.82 and $0.81 per share, respectively, based on weighted average shares outstanding for the respective periods.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2012, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

We have derived the data below from our audited and unaudited financial data. The Consolidated Statements of Operations data, per share data, Consolidated Statements of Assets and Liabilities data and total return data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended September 30,
	2017		2016		2015	2014	2013
(Dollar amounts in thousands, except per share data)
Consolidated Statement of Operations data:
Total investment income	$124,534		$142,071		$161,629	$147,936	$129,187
Total expenses	68,096	(1)	71,456	(1)	79,371	76,608	62,189
Net investment income	56,438		70,615		82,258	71,329	66,998
Net realized and unrealized gain (loss)	5,273		(51,878)		(92,504)	39,655	24,780
Net increase (decrease) in net assets resulting from operations	61,712		18,737		(10,246)	110,983	91,778
Per share data:
Net asset value	9.10		9.05		9.82	11.03	10.49
Net investment income (2)	0.79		0.99		1.10	1.06	1.01
Net realized and unrealized gain (loss) (2)	0.08		(0.73)		(1.24)	0.60	0.38
Net increase (decrease) in net assets resulting from operations (2)	0.87		0.26		(0.14)	1.66	1.39
Distributions declared (2), (3)	0.82		1.11		1.11	1.15	1.12
Consolidated Statement of Assets and Liabilities data:
Total assets	1,202,196		1,238,936		1,368,778	1,411,827	1,153,327
Total investment portfolio	1,153,578		1,153,680		1,299,048	1,318,055	1,078,176
Borrowings outstanding (4)	526,067		559,589		602,865	526,668	363,900
Total net asset value	646,808		643,367		716,591	828,010	697,506
Other data:
Total return (5)	10.80%		36.64%		(32.51)%	6.76%	17.37%
Number of portfolio companies (6)	55		56		61	67	61
Yield on debt portfolio (6)	11.5%		11.9%		12.1%	12.5%	13.0%

(1)	Expenses before base management fee and incentive fee waivers were $73,743 and $77,996 for the years ended September 30, 2017 and 2016, respectively.
(2)	Based on the weighted average shares outstanding for the respective years.
(3)

The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year to stockholders subject to such information reporting.

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

Overview

PennantPark Investment Corporation is a BDC whose objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments primarily made to U.S. middle-market companies in the form of first lien secured debt, second lien secured debt and subordinated debt and equity investments.

We believe middle-market companies offer attractive risk-reward to investors due to the limited amount of capital available for such companies. We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have terms of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID, market discount or premium and deferred financing cost on financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing cost, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2017, our portfolio totaled $1,153.6 million and consisted of $466.1 million of first lien secured debt, $399.5 million of second lien secured debt, $120.7 million of subordinated debt and $167.3 million of preferred and common equity. Our debt portfolio consisted of 82% variable-rate investments (including 13% where LIBOR was below the floor) and 18% fixed-rate investments. As of September 30, 2017, we had no companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $56.4 million as of September 30, 2017. Our overall portfolio consisted of 55 companies with an average investment size of $21.0 million, had a weighted average yield on interest bearing debt investments of 11.5% and was invested 40% in first lien secured debt, 35% in second lien secured debt, 10% in subordinated debt and 15% in preferred and common equity.

As of September 30, 2016, our portfolio totaled $1,153.7 million and consisted of $397.1 million of first lien secured debt, $425.4 million of second lien secured debt, $177.6 million of subordinated debt and $153.6 million of preferred and common equity. Our debt portfolio consisted of 78% variable-rate investments (including 72% with a LIBOR or prime floor) and 22% fixed-rate investments. As of September 30, 2016, we had four companies on non-accrual, representing 5.3% and 2.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $100.3 million as of September 30, 2016. Our overall portfolio consisted of 56 companies with an average investment size of $20.6 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 35% in first lien secured debt, 37% in second lien secured debt, 15% in subordinated debt and 13% in preferred and common equity.

For the fiscal year ended September 30, 2017, we invested $508.3 million of investments in 18 new and 24 existing portfolio companies with a weighted average yield on debt investments of 10.5%. Sales and repayments of investments for the year ended September 30, 2017 totaled $544.0 million.

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

Our portfolio generally consist of illiquid securities, including debt and equity investments. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, our board of directors undertakes a multi-step valuation process each quarter, as described below:

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

In addition to using the above inputs in cash equivalents, investments, our 2019 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $3.9 million, zero, and zero relating to debt issuance costs during the years ended September 30, 2017, 2016 and 2015, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2017, 2016 and 2015, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized (appreciation) depreciation of $(7.6) million, $3.7 million and $1.7 million, respectively. As of September 30, 2017 and 2016, net unrealized (appreciation) depreciation on our Credit Facility, the 2019 Notes and the 2025 Notes totaled $(2.3) million and $5.2 million, respectively. We use a nationally recognized independent valuation service to fair value our Credit Facility and our 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair value of our portfolio investments, our Credit Facility, the 2019 Notes and the 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. For us to maintain our ability to be subject to tax as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

We have formed and expect to continue to form certain Taxable Subsidiaries which are taxed as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are our results of operations for the fiscal years ended September 30, 2017, 2016 and 2015.

Investment Income

Investment income for the fiscal year ended September 30, 2017 was $124.5 million and was attributable to $54.4 million from first lien secured debt, $50.4 million from second lien secured debt, $17.3 million from subordinated debt and $2.4 million from preferred and common equity. The decrease in investment income over the prior year was primarily due to a reduction of our portfolio at cost.

Investment income for the fiscal year ended September 30, 2016 was $142.1 million and was attributable to $59.9 million from first lien secured debt, $60.5 million from second lien secured debt, $20.9 million from subordinated debt and $0.8 million from preferred and common equity. The decrease in investment income over the prior year was primarily due to a reduction of our portfolio at cost.

Investment income for the fiscal year ended September 30, 2015 was $161.6 million and was attributable to $54.3 million from first lien secured debt, $71.1 million from second lien secured debt, $29.8 million from subordinated debt and $6.4 million from preferred and common equity.

Expenses

Net expenses for the fiscal year ended September 30, 2017 totaled $68.1 million. Base management fee for the same period totaled $20.3 million (after a base management fee waiver of $3.9 million), incentive fee totaled $9.3 million (after an incentive fee waiver of $1.8 million), debt related interest and expenses totaled $30.5 million (including $3.9 million in amendment costs on the Credit Facility), general and administrative expenses totaled $6.3 million and provision for taxes totaled $1.7 million. The decrease in expenses over the prior year was primarily due to lower incentive fees and general and administrative expenses.

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

Net Investment Income

Net investment income totaled $56.4 million or $0.79 per share, $70.6 million or $0.99 per share and $82.3 million or $1.10 per share for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The decrease in net investment income per share for fiscal year ended September 30, 2017 compared to the prior year was primarily due to the repayments of higher yielding investments.

Net Realized Gains or Losses

Sales and repayments of investments for the fiscal years ended September 30, 2017, 2016 and 2015 totaled $544.0 million, $439.7 million and $390.5 million, respectively, and net realized (losses) gains totaled $(31.0) million, $(80.5) million and $30.1 million, respectively. The change in realized (losses) gains was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility, the 2019 Notes and the 2025 Notes

Net unrealized appreciation (depreciation) on investments totaled $43.9 million, $24.9 million and $(124.3) million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Net unrealized (appreciation) depreciation on our Credit Facility, the 2019 Notes and the 2025 Notes totaled $(7.6) million, $3.7 million and $1.7 million for the same periods, respectively. The net change in unrealized appreciation (depreciation) on our investments for fiscal year ended September 30, 2017 compared to the prior year was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) of investments that were realized. The change in unrealized (appreciation) depreciation on the Credit Facility, the 2019 Notes and the 2025 Notes for fiscal year ended September 30, 2017 compared to the prior year was due to the fluctuating interest rate environment.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $61.7 million or $0.87 per share, $18.7 million or $0.26 per share and $(10.2) million or $(0.14) per share for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The increase in the net change in net assets from operations for fiscal year ended September 30, 2017 compared to the prior year was primarily due to the change in portfolio investment values offset by lower net investment income.

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

As of September 30, 2017, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2017 and 2016, there was $79.4 million and $50.3, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.42% and 2.76%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2017 and 2016. The annualized weighted average cost of debt for the years ended September 30, 2017, 2016 and 2015, inclusive of the fee on the undrawn commitment of 0.375% on the Credit Facility and upfront fees on SBA debentures, was 5.04%, 4.35% and 4.54%, respectively. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of September 30, 2017 and 2016, we had $365.6 million and $494.7 million of unused borrowing capacity under our Credit Facility, respectively, subject to regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see the Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed on August 7, 2017 and incorporated by reference herein. As of September 30, 2017, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions. Please see our indenture agreement filed as Exhibit (d)(8) in our post-effective amendment filed on January 22, 2013, or the Base Indenture, and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2017. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and ranked equal in right of payment with all of our senior unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Please see our Base Indenture and the supplemental indenture filed as Exhibit (d)(9) in our post-effective amendment filed on January 22, 2013 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility, SBA debentures or our 2019 Notes. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

On May 6, 2015, we announced a share repurchase plan which allowed us to repurchase up to $35.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 6, 2016. For the fiscal year ended September 30, 2017, we did not have a repurchase plan in place. For the fiscal years ended September 30, 2016 and 2015, we repurchased 1.9 million and 2.1 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $12.2 and $17.9 million, respectively.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $120.0 million as of September 30, 2017. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $79.0 million as of September 30, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2017 and 2016, our SBIC Funds had $300.0 million and $225.0 million in debt commitments, respectively, of which $199.0 million and $197.5 million was drawn, respectively. As of September 30, 2017 and 2016, the unamortized fees on the SBA debentures was $4.6 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 2016 Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
Weighted Average Rate / Total		3.44%	$197,500,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2017, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our asset coverage ratio is met after such borrowing. As of September 30, 2017 and 2016, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2017 and 2016, we had cash and cash equivalents of $38.2 million and $75.6 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $69.2 million for the fiscal year ended September 30, 2017, and our financing activities used cash proceeds of $107.6 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily to redeem our 2025 Notes.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2017, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$79.4	$—	$—	$79.4	$—
SBA debentures	199.0	—	—	120.0	79.0
2019 Notes	250.0	—	250.0	—	—
Total debt outstanding (1)	528.4	—	250.0	199.4	79.0
Unfunded investments (2)	21.6	—	0.4	20.1	1.1
Total contractual obligations	$550.0	$—	$250.4	$219.5	$80.1

(1)

The annualized weighted average cost of debt as of September 30, 2017, excluding debt issuance costs, was 5.04% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017, PennantPark Investment Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During the fiscal years ended September 30, 2017, 2016 and 2015, we declared distributions of $0.82 per share, $1.12 per share and $1.12 per share, respectively, for total distributions of $58.3 million, $79.8 million and $83.3 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will have no material impact on its financial statements.

RECENT DEVELOPMENTS

Effective January 1, 2018, PennantPark Investment Advisers, LLC has voluntarily and irrevocably agreed, in consultation with the board of directors, to (i) reduce base management fees to 1.50% of the Company’s “average adjusted gross assets”, (ii) reduce the incentive fee to 17.5% of the Company’s pre-incentive fee net investment income (subject to a 7.00% annualized “hurdle rate” and 100% “catch-up” with a ceiling of 8.4848%) and (iii) reduce the incentive fee to 17.5% of the Company’s cumulative net realized capital gains.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, our debt portfolio consisted of 82% variable-rate investments (including 13% where LIBOR was below the floor) and 18% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Down 1%	$(5,802)	$(0.08)
Up 1%	$6,776	$0.10
Up 2%	$13,860	$0.20
Up 3%	$20,945	$0.29
Up 4%	$28,030	$0.39

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 8.Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2017. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2017. This report appears on page 47.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2017, by correspondence with the custodian and/or portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PennantPark Investment Corporation and its Subsidiaries as of September 30, 2017 and 2016, and the results of their operations, changes in net assets and their cash flows for each of the three years in the period then ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PennantPark Investment Corporation and its Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 29, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

New York, New York

November 29, 2017

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries:

We have audited PennantPark Investment Corporation and its Subsidiaries’ (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PennantPark Investment Corporation and its Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries, including the schedules of investments as of September 30, 2017 and 2016 and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 29, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York

November 29, 2017

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	September 30, 2016
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$824,106,322 and $805,189,545, respectively)	$849,351,548	$813,467,491
Non-controlled, affiliated investments (cost—$185,799,943 and $262,476,906, respectively)	189,674,977	215,192,547
Controlled, affiliated investments (cost—$200,120,407 and $186,290,695, respectively)	114,550,983	125,019,637
Total of investments (cost—$1,210,026,672 and $1,253,957,146, respectively)	1,153,577,508	1,153,679,675
Cash and cash equivalents (cost—$38,182,373 and $75,617,133, respectively)	38,202,068	75,608,113
Interest receivable	5,906,976	7,032,858
Prepaid expenses and other assets	4,509,289	2,615,232
Total assets	1,202,195,841	1,238,935,878
Liabilities
Distributions payable	12,790,950	19,897,034
Payable for investments purchased	1,014,000	—
Credit Facility payable (cost—$79,392,900 and $50,339,700, respectively) (See Notes 5 and 11)	76,037,341	39,551,187
2019 Notes payable (par—$250,000,000) (See Notes 5 and 11)	255,665,000	254,175,000
2025 Notes payable (par—zero and $71,250,000, respectively) (See Notes 5 and 11)	—	72,618,000
SBA debentures payable, net (par—$199,000,000 and $197,500,000, respectively) (See Notes 5 and 11)	194,364,653	193,244,534
Base management fee payable, net (See Note 3)	4,845,237	5,074,830
Performance-based incentive fee payable, net (See Note 3)	2,270,008	2,865,444
Interest payable on debt	6,876,756	7,520,113
Accrued other expenses	1,523,425	622,880
Total liabilities	555,387,370	595,569,022
Commitments and contingencies (See Note 12)
Net assets
Common stock, 71,060,836 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	71,061	71,061
Paid-in capital in excess of par value	818,737,784	819,983,676
Undistributed net investment income	3,333,195	3,119,380
Accumulated net realized loss on investments	(116,598,355)	(84,771,820)
Net unrealized depreciation on investments	(56,425,773)	(100,280,954)
Net unrealized (appreciation) depreciation on debt	(2,309,441)	5,245,513
Total net assets	$646,808,471	$643,366,856
Total liabilities and net assets	$1,202,195,841	$1,238,935,878
Net asset value per share	$9.10	$9.05

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016	2015
Investment income:
From non-controlled, non-affiliated investments:
Interest	$84,685,961	$103,659,182	$122,111,273
Payment in kind	3,819,996	848,834	8,536,315
Other income	7,079,034	10,945,240	9,644,816
From non-controlled, affiliated investments:
Interest	10,339,444	12,374,621	10,045,955
Payment in kind	5,475,491	680,746	1,648,570
Other income	1,609,935	80,521	175,937
From controlled, affiliated investments:
Interest	734,163	731,381	959,810
Payment in kind	10,790,300	12,750,302	4,406,615
Other income	—	—	4,100,000
Total investment income	124,534,324	142,070,827	161,629,291
Expenses:
Base management fee (See Note 3)	24,218,029	24,852,898	26,695,653
Performance-based incentive fee (See Note 3)	11,077,956	16,018,790	20,564,559
Interest and expenses on debt (See Note 11)	26,642,113	27,601,242	26,355,081
Administrative services expenses (See Note 3)	3,576,000	3,566,667	2,686,765
Other general and administrative expenses	2,662,640	3,605,923	3,069,144
Expenses before Management Fees waiver and provision for taxes	68,176,738	75,645,520	79,371,202
Management Fees waiver (See Note 3)	(5,647,358)	(6,539,475)	—
Provision for taxes	1,700,000	2,350,000	—
Credit Facility amendment costs (See Notes 5 and 11)	3,866,633	—	—
Net expenses	68,096,013	71,456,045	79,371,202
Net investment income	56,438,311	70,614,782	82,258,089
Realized and unrealized gain (loss) on investments and debt:
Net realized (loss) gain on investments	(31,027,037)	(80,530,707)	30,111,694
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	16,950,900	48,052,466	(113,376,060)
Non-controlled and controlled, affiliated investments	26,904,281	(23,126,408)	(10,949,885)
Debt (appreciation) depreciation (See Notes 5 and 11)	(7,554,954)	3,726,573	1,710,510
Net change in unrealized appreciation (depreciation) on investments and debt	36,300,227	28,652,631	(122,615,435)
Net realized and unrealized gain (loss) from investments and debt	5,273,190	(51,878,076)	(92,503,741)
Net increase (decrease) in net assets resulting from operations	$61,711,501	$18,736,706	$(10,245,652)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.87	$0.26	$(0.14)
Net investment income per common share	$0.79	$0.99	$1.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2017	2016	2015
Net increase (decrease) in net assets from operations:
Net investment income	$56,438,311	$70,614,782	$82,258,089
Net realized loss (gain) on investments	(31,027,037)	(80,530,707)	30,111,694
Net change in unrealized appreciation (depreciation) on investments	43,855,181	24,926,058	(124,325,945)
Net change in unrealized (appreciation) depreciation on debt	(7,554,954)	3,726,573	1,710,510
Net increase (decrease) in net assets resulting from operations	61,711,501	18,736,706	(10,245,652)
Distributions to stockholders:
Distribution of net investment income	(58,269,886)	(58,068,894)	(83,275,238)
Distribution of realized gains	—	(21,711,007)	—
Total distributions to stockholders	(58,269,886)	(79,779,901)	(83,275,238)
Capital transactions:
Repurchase of common stock	—	(12,180,491)	(17,898,517)
Net increase (decrease) in net assets	3,441,615	(73,223,686)	(111,419,407)
Net assets:
Beginning of year	643,366,856	716,590,542	828,009,949
End of year	$646,808,471	$643,366,856	$716,590,542
Undistributed (distributions in excess of) net investment income, at end of year	$3,333,195	$3,119,380	$(13,424,886)
Capital share activity:
Shares of common stock repurchased	—	(1,905,207)	(2,126,868)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$61,711,501	$18,736,706	$(10,245,652)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in net unrealized appreciation on investments	(43,855,181)	(24,926,058)	124,325,945
Net change in unrealized appreciation (depreciation) on debt	7,554,954	(3,726,573)	(1,710,510)
Net realized loss on investments	31,027,037	80,530,707	(30,111,694)
Net accretion of discount and amortization of premium	(2,514,784)	(5,251,804)	(6,341,502)
Purchases of investments	(508,261,736)	(330,552,035)	(461,293,170)
Payment-in-kind income	(21,200,913)	(15,123,817)	(13,869,582)
Proceeds from dispositions of investments	543,975,791	439,738,846	390,474,733
Amortization of deferred financing costs	1,133,994	626,452	554,756
Decrease in interest receivable	1,125,882	557,339	6,113,328
(Increase) decrease in prepaid expenses and other assets	(1,894,057)	6,175,712	474,481
Increase (decrease) in payable for investments purchased	1,014,000	(3,591,177)	(841,323)
(Decrease) increase in interest payable on debt	(643,357)	(118,401)	5,676,250
(Decrease) increase in base management fee payable, net	(229,593)	(1,527,199)	216,926
(Decrease) increase in performance-based incentive fee payable, net	(595,436)	(2,142,348)	385,038
Increase (decrease) in accrued other expenses	900,545	(1,699,487)	(791,316)
Net cash provided by operating activities	69,248,647	157,706,863	3,016,708
Cash flows from financing activities:
Repurchase of common stock	—	(12,180,491)	(17,898,517)
Distributions paid to stockholders	(65,375,968)	(80,313,359)	(83,870,760)
Borrowings under SBA debentures	31,500,000	47,500,000	—
Repayments under SBA debentures	(30,000,000)	—	—
Repayments under 2025 Notes	(71,250,000)	—	—
Capitalized borrowing costs	(1,513,875)	(1,151,875)	—
Borrowings under Credit Facility	363,760,000	413,664,923	644,000,000
Repayments under Credit Facility	(334,706,800)	(500,189,523)	(562,362,000)
Net cash used in financing activities	(107,586,643)	(132,670,325)	(20,131,277)
Net (decrease) increase in cash equivalents	(38,337,996)	25,036,538	(17,114,569)
Effect of exchange rate changes on cash	931,951	952,319	215,143
Cash and cash equivalents, beginning of year	75,608,113	49,619,256	66,518,682
Cash and cash equivalents, end of year	$38,202,068	$75,608,113	$49,619,256
Supplemental disclosure of cash flow information:
Interest paid	$26,151,475	$27,093,191	$20,124,075
Taxes paid	$1,267,064	$2,549,392	$61,748
Non-cash exchanges and conversions	$93,152,647	$62,949,729	$39,765,183

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—131.3% (1), (2)
First Lien Secured Debt—52.8%
ACC of Tamarac, LLC	06/20/2022	Telecommunications	10.82%	L+950		7,481,250	$7,362,571	$7,331,625
Allied America, Inc.	08/08/2022	Business Services	8.32%	L+700		19,950,000	19,557,525	19,551,000
Allied America, Inc. (Revolver) (8)	08/08/2022	Business Services	—	—		2,000,000	—	—
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	8.83%	L+750		19,850,000	19,573,919	19,773,923
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.08%	L+575		8,398,102	8,279,029	8,398,102
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.58%	L+1,225		8,723,735	8,593,867	8,723,735
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	9.74%	L+850		23,538,688	22,997,008	23,538,687
Cano Health, LLC (Revolver)	09/21/2018	Healthcare, Education and Childcare	9.74%	L+850		540,000	540,000	540,000
Cano Health, LLC (Revolver) (8)	09/21/2018	Healthcare, Education and Childcare	—	—		360,000	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.24%	L+700		9,950,000	9,814,043	9,938,114
eCommission Financial Services, Inc. (12)	08/29/2022	Financial Services	8.74%	L+750		20,000,000	19,605,736	19,600,000
eCommission Financial Services, Inc. (8), (12)	08/29/2022	Financial Services	—	—		4,000,000	—	(80,000)
eCommission Financial Services, Inc. (Revolver) (8), (12)	08/29/2022	Financial Services	—	—		4,000,000	—	(80,000)
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	9.30%	L+800		22,443,750	22,010,693	22,219,312
Home Town Cable TV, LLC	06/20/2022	Telecommunications	10.82%	L+950		10,000,000	9,806,795	9,800,000
Interior Specialists, Inc.	06/30/2020	Building Materials	9.25%	L+800		24,470,390	24,323,542	24,470,390
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.74%	L+950		14,083,875	13,836,409	14,083,875
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.24%	L+900		14,522,529	14,290,133	14,111,098
One Sixty Over Ninety, LLC	03/03/2022	Media	10.52%	L+918		16,250,000	15,953,520	16,250,000
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%	—		14,250,000	14,184,265	14,820,000
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	7.57%	L+625		17,500,000	17,155,691	17,150,000
SFP Holding, Inc. (8)	09/01/2022	Buildings and Real Estate	—	—		5,000,000	—	(100,000)
SFP Holding, Inc. (Revolver) (8)	09/01/2022	Buildings and Real Estate	—	—		2,500,000	—	—
Sunborn Oy, Sunborn Saga Oy (9), (11), (12)	06/28/2019	Hotels, Motels, Inns and Gaming	11.50%	L+1,050		€30,150,294	31,228,529	35,821,926
			(PIK 3.50%)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.49%	L+1,125		24,797,823	24,446,831	24,673,834
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.83%	L+1,050	(7)	£16,890,936	27,246,877	22,817,525
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.33%	L+900		8,564,063	8,564,063	8,135,859
Total First Lien Secured Debt							339,371,046	341,489,005
Second Lien Secured Debt—60.3%
Acre Operating Company, LLC	12/12/2023	Electronics	10.74%	L+950		38,800,000	38,164,636	39,576,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%	—		28,500,000	28,288,480	28,500,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.58%	L+825		35,500,000	34,790,399	34,790,000
Howard Berger Co. LLC	09/30/2020	Distribution	11.34%	L+1,000		42,937,500	41,491,290	41,220,000
			(PIK 5.18%)
Infogroup, Inc.	04/03/2024	Other Media	10.58%	L+925		20,400,000	20,011,940	19,992,000
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—		432,203	334,401	432,203
			(PIK 11.00%)
Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)	10/11/2024	Financial Services	10.74%	L+950		33,900,000	33,633,877	33,900,000
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.80%	L+1,050		26,425,000	26,004,601	26,689,250
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.24%	L+1,200		76,500,000	76,500,000	83,295,634
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%	L+900		62,750,000	62,291,419	62,985,313
Veritext Corp.	01/30/2023	Business Services	10.33%	L+900		18,834,375	18,351,647	18,646,031
Total Second Lien Secured Debt							379,862,690	390,026,431
Subordinated Debt/Corporate Notes—10.6%
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%	—		32,675,553	32,158,389	31,940,353
Credit Infonet, Inc.	10/26/2020	Personal, Food and Miscellaneous Services	13.00%	—		11,151,903	10,939,903	11,151,903
			(PIK 0.75%)
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	20.50%	L+1,600		£9,112,485	13,280,807	12,225,783
			(PIK 12.00%)
Sonny’s Enterprises, LLC	06/01/2023	Manufacturing / Basic Industries	11.00%	—		13,300,000	13,055,456	13,300,000
Total Subordinated Debt/Corporate Notes							69,434,555	68,618,039
Preferred Equity/Partnership Interests—0.9% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—		211	500,000	327,380
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—		949	949,050	1,144,391
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—		2,375	2,088,121	2,552,034
HW Holdco, LLC	—	Other Media	8.00%	—		3,591	—	24,971
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%	—		1,197	1,197,000	1,537,236
Total Preferred Equity/Partnership Interests							4,734,171	5,586,012

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—6.7% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,146
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,752,663
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—	—	—	(13)	5,411,024	3,688,211
Cascade Environmental LLC (10)	—	Environmental Services	—	—	24,382		2,518,909	2,438,193
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—	—	1,745,639		1,745,639	3,928,695
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,000,000
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375		—	4,612,054
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	3,448,658
eCommission Holding Corporation (12)	—	Financial Services	—	—	80,000		800,000	800,000
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	4,277		217,635	767,569
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,700,680
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	1,934,243
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	2,197,752
Kadmon Holdings, Inc. (13)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	844,247
LaMi Acquisition, LLC (10)	—	Distribution	—	—	19		493,280	803,665
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	1,000,000		1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	9,786,996
Patriot National, Inc. (13)	—	Insurance	—	—	100,885		238,038	136,195
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330		133,000	2,036,830
ZS Juniper L.P. (Juniper Landscaping of Florida, LLC) (10)	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	754,264
Total Common Equity/Partnership Interests/Warrants							30,703,860	43,632,061
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							824,106,322	849,351,548
Investments in Non-Controlled, Affiliated Portfolio Companies—29.3% (1), (2)
First Lien Secured Debt—9.8%
American Gilsonite Company	12/31/2021	Diversified Natural Resources,	15.00%	—	3,257,511		3,168,502	3,583,262
		Precious Metals and Minerals	(PIK 5.00%)
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.99%	L+975	22,593,352		22,280,645	22,480,385
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—	—	1,942,623		—	—
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050	21,202,411		21,136,798	21,202,411
TRAK Acquisition Corp. (Revolver)	04/30/2018	Business Services	12.00%	L+1,050	5,000,000		5,000,000	5,000,000
U.S. Well Services, LLC	02/02/2022	Oil and Gas	12.24%	L+1,100	9,644,284		9,566,510	9,644,284
			(PIK 12.24%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.24%	L+600	1,478,151		1,478,151	1,478,151
U.S. Well Services, LLC (Revolver) (8)	02/02/2022	Oil and Gas	—	—	714,270		—	—
Total First Lien Secured Debt							62,630,606	63,388,493
Second Lien Secured Debt—1.5%
EnviroSolutions Real Property Holdings, Inc. - Tranche A	12/23/2019	Environmental Services	9.34%	L+800	4,856,640		4,834,021	4,856,640
EnviroSolutions Real Property Holdings, Inc. - Tranche B	08/03/2020	Environmental Services	9.34%	L+800	4,661,312		4,639,603	4,661,312
			(PIK 9.34%)
Total Second Lien Secured Debt							9,473,624	9,517,952
Subordinated Debt/Corporate Notes—8.0%
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources,	17.00%	—	9,727,948		9,727,948	10,603,464
		Precious Metals and Minerals	(PIK 17.00%)
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50%	—	28,611,214		37,434,384	41,486,260
			(PIK 12.50%)
Total Subordinated Debt/Corporate Notes							47,162,332	52,089,724
Common Equity/Partnership Interests/Warrants—10.0% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	19,648,795
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,972	55,344
American Gilsonite Company	—	Diversified Natural Resources, Precious Metals and Minerals	—	—	25,400		5,465,627	8,620,806
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	11,250		1,125,000	1,609,091
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—	—	11,250		—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—	—	143,668		11,960,702	15,718,184
ETX Energy, LLC (10)	—	Oil and Gas	—	—	113,610		—	2,797,423
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—	—	119,603		—	147,249
TRAK Acquisition Corp.	—	Business Services	—	—	491,755		188,837	5,972,967
USWS Holdings, LLC - Class A and Class B	—	Oil and Gas	—	—	8,190,817		7,023,750	10,108,949
Total Common Equity/Partnership Interests/Warrants							66,533,381	64,678,808
Total Investments in Non-Controlled, Affiliated Portfolio Companies							185,799,943	189,674,977

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—17.8% (1), (2)
First Lien Secured Debt—9.5%
RAM Energy Holdings LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	$35,000,000	$35,000,000
			(PIK 4.00%)
Superior Digital Displays, LLC	12/31/2018	Media	10.30%	L+900	29,386,130	28,233,485	26,198,854
			(PIK 10.30%)
Total First Lien Secured Debt						63,233,485	61,198,854
Preferred Equity—2.5% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	143,183	14,318,325	16,117,208
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	516,204	19,331,027	—
Total Preferred Equity						33,649,352	16,117,208
Common Equity—5.8% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	828,349
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	36,406,572
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,237,570	37,234,921
Total Investments in Controlled, Affiliated Portfolio Companies						200,120,407	114,550,983
Total Investments—178.4%						1,210,026,672	1,153,577,508
Cash and Cash Equivalents—5.9%
BlackRock Federal FD Institutional 30						20,490,740	20,490,740
BNY Mellon Cash Reserve and Cash						17,691,633	17,711,328
Total Cash and Cash Equivalents						38,182,373	38,202,068
Total Investments and Cash Equivalents—184.3%						$1,248,209,045	$1,191,779,576
Liabilities in Excess of Other Assets—(84.3%)							(544,971,105)
Net Assets—100.0%							$646,808,471

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

(9)	Non-U.S. company or principal place of business outside the United States.
(10)	Investment is held through a consolidated taxable subsidiary (see Note 1).
(11)	Par amount is denominated in British Pounds (£) or in Euros (€) as denoted.
(12)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, qualifying assets represent 83% of the Company’s total assets and non-qualifying assets represent 17% of the Company’s total assets.

(13)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (see Note 5).
(14)	Share amount is 70,443,882,243.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2016

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—10.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—		—	1	950	1,083
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	1,192,535
Autumn Games, LLC	—	Broadcasting and Entertainment	—		—	1,333,330	3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—		—	137,923	2,111,588	—
Cascade Environmental LLC (10)	—	Environmental Services	—		—	23,600	2,360,000	5,194,738
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—		—	1,745,639	1,745,639	3,637,907
Convergint Technologies Holdings, LLC	—	Electronics	—		—	2,375	—	2,671,422
e.l.f. Beauty, Inc. (14)	—	Consumer Products	—		—	938,399	2,513,193	25,141,220
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—		—	4,277	217,635	354,555
HW Holdco, LLC	—	Other Media	—		—	388,378	—	3,512,420
Kadmon Holdings, Inc. (14)	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	1,849,783
LaMi Acquisition, LLC (10)	—	Distribution	—		—	19	493,280	526,382
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—		—	1,000,000	1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—		—	3,000	3,000,000	5,959,292
Patriot National, Inc. (14)	—	Insurance	—		—	100,885	238,038	908,974
Power Products Holdings, LLC, Class A Units (10)	—	Electronics	—		—	1,350,000	901,263	1,223,409
Power Products Holdings, LLC, Class B Units (10)	—	Electronics	—		—	150,000	142,300	2,800,010
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—		—	1,330	133,000	1,022,594
Vestcom Parent Holdings, Inc.	—	Printing and Publishing	—		—	211,797	793,873	8,051,139
Total Common Equity/Partnership Interests/Warrants							21,503,373	64,047,463
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							805,189,545	813,467,491
Investments in Non-Controlled, Affiliated Portfolio Companies—33.5% (1), (2)
First Lien Secured Debt—8.3%
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.75%		L+975	23,522,250	23,114,058	23,522,250
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—		—	1,942,623	—	—
PAS Technologies, Inc.	03/21/2017	Aerospace and Defense	6.01%		L+500	4,434,295	3,357,949	3,946,523
			(PIK 1.00%)
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%		L+1,050	22,764,911	22,613,930	22,764,911
TRAK Acquisition Corp. (Revolver)	11/22/2016	Business Services	12.00%		L+1,050	3,000,000	3,000,000	3,000,000
Total First Lien Secured Debt							52,085,937	53,233,684
Second Lien Secured Debt—3.9%
Affinion Group, Inc.	10/31/2018	Consumer Products	8.50%		L+700	18,000,000	16,960,967	15,825,060
EnviroSolutions Real Property Holdings, Inc.	12/26/2017	Environmental Services	9.00%		L+800	9,409,740	9,307,548	9,409,740
Total Second Lien Secured Debt							26,268,515	25,234,800
Subordinated Debt/Corporate Notes—11.7%
Affinion International Holdings Limited (5), (9), (12)	07/30/2018	Consumer Products	7.50%		—	9,858,025	8,946,674	8,995,448
			(PIK 4.00%)
DirectBuy Holdings, Inc.	11/05/2019	Consumer Products	—	(6)	—	14,735,238	12,340,534	2,799,695
ETX Energy, LLC (f/k/a New Gulf Resources, LLC),	05/03/2021	Oil and Gas	12.50%		—	25,297,664	36,473,119	35,416,730
Convertible Note (5)			(PIK 12.50%)
Service Champ, Inc.	10/02/2017	Auto Sector	12.50%		—	28,000,000	27,841,741	27,908,663
Total Subordinated Debt/Corporate Notes							85,602,068	75,120,536
Preferred Equity—0.7% (6)
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	20,059,340	4,287,107
Common Equity/Partnership Interests/Warrants—8.9% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—		—	859,496	30,503,493	32,115,042
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—		—	37,181	10,265,972	173,844
Corfin InvestCo, L.P.	—	Aerospace and Defense	—		—	11,250	1,125,000	2,330,813
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—		—	11,250	—	—
DirectBuy Holdings, Inc.	—	Consumer Products	—		—	104,719	21,492,822	—
DirectBuy Holdings, Inc. (Warrants)	11/05/2022	Consumer Products	—		—	15,486	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—		—	143,668	11,960,702	13,112,260
ETX Energy, LLC (f/k/a New Gulf Resources, LLC) (10)	—	Oil and Gas	—		—	113,610	—	—
ETX Energy Management Company, LLC (f/k/a NGR Management Company LLC) (10)	—	Oil and Gas	—		—	119,603	—	—
New Service Champ Holdings, Inc.	—	Auto Sector	—		—	16,800	2,721,600	6,989,362
PAS International Holdings, Inc.	—	Aerospace and Defense	—		—	53,071	202,620	—
TRAK Acquisition Corp.	—	Business Services	—		—	491,755	188,837	2,595,099
Total Common Equity/Partnership Interests/Warrants							78,461,046	57,316,420
Total Investments in Non-Controlled, Affiliated Portfolio Companies							262,476,906	215,192,547

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

(14)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (see Note 5).

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt and subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.”

We have entered into an Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to each of our SBIC Funds under separate investment management agreements. We have also entered into an Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to each of our SBIC Funds under separate administration agreement. See Note 3.

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

We have formed and expect to continue to form certain Taxable Subsidiaries which are subject to tax as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

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

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Article 6 and 10 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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
(3)

Our board of directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment. The independent valuation firms review management's preliminary valuations in light of their own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker;

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

(b)	Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, our Credit Facility, the 2019 Notes and the 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC for federal income tax purposes, we may elect to retain a portion of our calendar year income, which may result in an imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the fiscal years ended September 30, 2017, 2016 and 2015, we have recorded a provision for taxes of $1.7 million ($0.5 million of excise tax and $1.2 million of U.S. federal and state income taxes related to Taxable Subsidiaries), $2.4 million ($0.9 million of excise tax and $1.5 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and zero, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal. The Company’s tax returns for each of its federal taxable years since 2014 remain subject to examination by the Internal Revenue Service.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

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

(g)Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will have no material impact on its financial statements.

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

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned base management fees of $20.3 million (after a waiver of $3.9 million), $20.9 million (after a waiver of $4.0 million) and $26.7 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2017, 2016 and 2015, the Investment Adviser earned $9.3 million (after a waiver of $1.8 million), $13.5 million (after a waiver of $2.5 million) and $20.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2017, 2016 and 2015, we did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments and foreign currencies held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation, if any, will be realized in the future. For the years ended September 30, 2017, 2016 and 2015, we did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2017. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, PennantPark Investment has agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

under our Administration Agreement, including rent and PennantPark Investment’s allocable portion of the costs of compensation and related expenses for its Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on PennantPark Investment’s behalf, significant managerial assistance to portfolio companies to which PennantPark Investment is required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the fiscal years ended September 30, 2017, 2016 and 2015, we reimbursed the Investment Adviser approximately $2.5 million, $3.7 million and $3.3 million, respectively, including expenses incurred on behalf of the Administrator, for services described above.

For the fiscal year ended September 30, 2017, the Company purchased $5.0 million and sold $45.6 million in total investments to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales amounted to $1.1 million. There were no transactions in accordance with Rule 17a-7 of the 1940 Act during the fiscal years ended September 30, 2016 and 2015.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the fiscal years ended September 30, 2017, 2016 and 2015 totaled $529.5 million, $345.7 million and $475.2 million, respectively. Sales and repayments of investments for the same periods totaled $544.0 million, $439.7 million and $390.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2017		September 30, 2016
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$465,235,137	$466,076,352	$418,873,576	$397,102,721
Second lien	389,336,314	399,544,383	451,756,995	425,412,443
Subordinated debt / corporate notes	116,596,887	120,707,763	189,453,101	177,631,517
Equity	238,858,334	167,249,010	193,873,474	153,532,994
Total investments	1,210,026,672	1,153,577,508	1,253,957,146	1,153,679,675
Cash and cash equivalents	38,182,373	38,202,068	75,617,133	75,608,113
Total investments, cash and cash equivalents	$1,248,209,045	$1,191,779,576	$1,329,574,279	$1,229,287,788

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	September 30, 2017	September 30, 2016
Hotels, Motels, Inns and Gaming	10%	13%
Personal, Food and Miscellaneous Services	9	8
Financial Services	7	3
Business Services	6	7
Energy and Utilities	6	6
Healthcare, Education and Childcare	6	2
Oil and Gas	6	5
Consumer Products	5	9
Distribution	5	6
Environmental Services	5	5
Buildings and Real Estate	4	2
Electronics	4	2
Manufacturing / Basic Industries	4	4
Media	4	5
Beverage, Food and Tobacco	3	—
Aerospace and Defense	2	5
Building Materials	2	2
Diversified Natural Resources, Precious Metals and Minerals	2	—
Other Media	2	3
Printing and Publishing	2	3
Telecommunications	1	—
Auto Sector	—	3
Retail	—	3
Other	5	4
Total	100%	100%

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

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

Our investments are generally structured as debt and equity investments in the form of first lien secured debt, second lien secured debt, subordinated debt and equity co-investments. The transaction price, excluding transaction costs, is typically the best estimate of fair value at inception. Ongoing reviews by our Investment Adviser and independent valuation firms are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information including comparable transactions, performance multiples and yields, among other factors. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During the year ended September 30, 2017, our ability to observe valuation inputs resulted no reclassifications. During the year ended September 30, 2016, there was one reclassification from Level 2 to 1, one reclassification from Level 3 to 1 and one reclassification from Level 3 to 2.

In addition to using the above inputs in cash equivalents, investments, the 2019 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

The remainder of our portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an EBITDA multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$14,820,000	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	96,885,313	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	451,256,352	Market Comparable	Market Yield	8.1% – 14.0% (11.0%)
Second lien	302,659,070	Market Comparable	Market Yield	9.6% – 14.6% (12.2%)
Subordinated debt / corporate notes	120,707,763	Market Comparable	Market Yield	11.6% – 20.5% (14.3%)
Equity	166,268,568	Enterprise Market Value	EBITDA multiple	4.8x – 15.8x (8.2x)
Total Level 3 investments	$1,152,597,066
Long-Term Credit Facility	$76,037,341	Market Comparable	Market Yield	4.3%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

Asset Category	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$35,569,934	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	122,923,804	Market Comparable	Broker/Dealer bids or quotes	N/A
Subordinated debt / corporate notes	8,995,448	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	361,532,787	Market Comparable	Market Yield	8.8% – 21.7% (13.1%)
Second lien	302,488,639	Market Comparable	Market Yield	9.5% – 17.3% (13.6%)
Subordinated debt / corporate notes	168,636,069	Market Comparable	Market Yield	11.0% – 15.7% (13.2%)
Equity	125,633,017	Enterprise Market Value	EBITDA multiple	5.0x – 15.5x (8.2x)
Total Level 3 investments	$1,125,779,698
Long-Term Credit Facility	$39,551,187	Market Comparable	Market Yield	3.8%

Our investments, cash and cash equivalents, Credit Facility, the 2019 Notes and the 2025 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$986,328,498	$—	$—	$986,328,498
Equity investments	167,249,010	980,442	—	166,268,568
Total investments	1,153,577,508	980,442	—	1,152,597,066
Cash and cash equivalents	38,202,068	38,202,068	—	—
Total investments, cash and cash equivalents	$1,191,779,576	$39,182,510	$—	$1,152,597,066
Long-Term Credit Facility	$76,037,341	$—	$—	$76,037,341
2019 Notes	255,665,000	—	255,665,000	—
Total debt	$331,702,341	$—	$255,665,000	$76,037,341

	Fair Value at September 30, 2016
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,000,146,681	$—	$—	$1,000,146,681
Equity investments	153,532,994	2,758,757	25,141,220	125,633,017
Total investments	1,153,679,675	2,758,757	25,141,220	1,125,779,698
Cash and cash equivalents	75,608,113	75,608,113	—	—
Total investments, cash and cash equivalents	$1,229,287,788	$78,366,870	$25,141,220	$1,125,779,698
Long-Term Credit Facility	$39,551,187	$—	$—	$39,551,187
2019 Notes	254,175,000	—	254,175,000	—
2025 Notes	72,618,000	72,618,000	—	—
Total debt	$366,344,187	$72,618,000	$254,175,000	$39,551,187

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized losses	(43,066,781)	(10,910,451)	(53,977,232)
Net unrealized appreciation (depreciation)	75,097,153	(6,862,504)	68,234,649
Purchases, PIK interest, net discount accretion and non-cash exchanges	509,394,726	93,811,871	603,206,597
Sales, repayments and non-cash exchanges	(555,243,281)	(35,403,365)	(590,646,646)
Transfers in/out of Level 3	—	—	—
Ending Balance	$986,328,498	$166,268,568	$1,152,597,066
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$40,461,680	$(29,825,294)	$10,636,386

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

	Year Ended September 30, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,194,257,869	$103,169,586	$1,297,427,455
Net realized (losses) gains	(91,185,306)	5,717,455	(85,467,851)
Net unrealized appreciation	9,948,715	15,492,038	25,440,753
Purchases, PIK interest, net discount accretion and non-cash exchanges	302,824,970	48,102,684	350,927,654
Sales, repayments and non-cash exchanges	(415,699,567)	(19,857,743)	(435,557,310)
Transfers in/out of Level 3	—	(26,991,003)	(26,991,003)
Ending Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(38,844,736)	$3,040,478	$(35,804,258)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $50,339,700 and $106,864,300, respectively)	$39,551,187	$102,356,860
Net change in unrealized appreciation (depreciation) included in earnings	7,432,954	(6,281,073)
Borrowings (1)	237,760,000	272,664,923
Repayments (1)	(208,706,800)	(329,189,523)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $79,392,900 and $50,339,700, respectively)	$76,037,341	$39,551,187
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $79,392,900 and $50,339,700, respectively)	$76,037,341	$39,551,187

(1)	Excluding temporary draws.

As of September 30, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£27,000,000	$44,032,900	$36,224,604	October 4, 2017	$(7,808,296)
Euro	€34,000,000	35,360,000	40,194,834	October 4, 2017	4,834,834
		$79,392,900	$76,419,438		$(2,973,462)

As of September 30, 2016, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£31,000,000	$50,339,700	$40,180,433	October 3, 2016	$(10,159,267)

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred $3.9 million, zero and zero in expenses relating to amendment costs on the Credit Facility during the years ended September 30, 2017, 2016 and 2015, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the fiscal years ended September 30, 2017, 2016 and 2015, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized (appreciation) depreciation of $(7.6) million, $3.7 million and $1.7 million, respectively. As of September 30, 2017 and 2016, net unrealized (appreciation) depreciation on our Credit Facility, the 2019 Notes and the 2025 Notes totaled $(2.3) million and $5.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2017 were as follows:

Name of Investment	Fair Value at September 30, 2016 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2017 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$22,837,602	$—	$—	$—	$(5,892,045)	$16,945,557	$—
RAM Energy LLC	68,319,399	6,554,803	—	6,773,665	(3,699,489)	71,406,572	—
Superior Digital Displays Holdings, Inc.	33,862,636	15,796,049	(9,271,027)	4,750,798	(14,706,832)	26,198,854	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	57,109,394	398,263	(28,256,288)	2,431,306	(11,497,614)	19,704,139	1,338,206
American Gilsonite Company (3)	—	320,541	—	1,602,821	4,445,455	22,807,532	—
Cano Health, LLC (3), (4)	—	21,917,250	(1,087,313)	1,444,295	—	—	—
Corfin Industries LLC	25,853,063	—	(928,898)	2,659,966	(930,174)	24,089,476	—
DirectBuy Holdings, Inc.	2,799,695	—	—	—	31,033,661	—	(33,833,356)
EnviroSolutions Holdings, Inc.	22,522,000	108,212	—	927,689	2,548,060	25,236,136	—
ETX Energy, LLC	35,416,730	3,313,550	—	953,074	8,052,937	44,430,932	—
PAS International Holdings, Inc.	8,233,630	36,540	(21,604,940)	2,223,422	15,386,279	—	(2,884,281)
Service Champ, Inc.	34,898,025	—	(32,426,737)	1,701,654	(4,334,684)	—	1,785,353
TRAK Acquisition Corp.	28,360,010	40,000,000	(39,562,500)	2,860,473	3,292,500	32,175,378	—
U.S. Well Services, LLC (5)	—	738,717	(176,497)	620,170	3,162,973	21,231,384	—
Total Controlled and Non-Controlled Affiliates	$340,212,184	$89,183,925	$(133,314,200)	$28,949,333	$26,861,027	$304,225,960	$(33,594,078)

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Became a non-controlled affiliate during the three months ended December 31, 2016.
(4)	Ceased to be an affiliate during the three months ended June 30, 2017.
(5)	Became a non-controlled affiliate during the three months ended March 31, 2017.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2017	2016	2015
Numerator for net increase (decrease) in net assets resulting from operations	$61,711,501	$18,736,706	$(10,245,652)
Denominator for basic and diluted weighted average shares	71,060,836	71,621,530	74,755,139
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.87	$0.26	$(0.14)

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

As of September 30, 2017 and 2016, the cost of investments for federal income tax purposes was $1,206.4 million and $1,254.1 million, respectively, resulting in a gross unrealized appreciation of $67.0 million and $75.1 million, respectively, and depreciation of $119.9 million and $175.5 million, respectively.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2017	2016	2015
(Decrease) increase in paid-in capital	$(1,245,892)	$(2,548,967)	$142,244
(Decrease) increase in accumulated net realized gain	(799,498)	(1,449,411)	462,913
Increase (decrease) in undistributed net investment income	2,045,390	3,998,378	(605,157)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$61,711,501	$18,736,706	$(10,245,652)
Net realized loss (gain) on investments	31,027,037	80,530,707	(8,249,375)
Net change in unrealized (appreciation) depreciation on investments and debt	(36,300,227)	(28,652,631)	122,615,435
Other book-to-tax differences	(6,838,039)	(1,438,839)	2,294,934
Other non-deductible expenses	3,026,409	3,648,098	—
Taxable income before dividends paid deduction	$52,626,681	$72,824,041	$106,415,342

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2017	2016	2015
Undistributed ordinary income – tax basis	$18,388,023	$31,137,312	$16,915,624
Undistributed long-term capital (loss carryforward) gain	(113,198,158)	(81,242,318)	21,711,007
Distributions payable and other book to tax differences	(18,455,025)	(31,547,434)	(33,132,212)
Net unrealized depreciation of investments and debt	(58,735,214)	(95,035,441)	(123,688,072)
Total accumulated deficit – book basis	$(172,000,374)	$(176,687,881)	$(118,193,653)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2017	2016	2015
Ordinary income	$58,269,886	$58,068,894	$83,275,238
Long-term capital gain	—	21,711,007	—
Total distributions	$58,269,886	$79,779,901	$83,275,238
Total distributions per share based on weighted average shares	$0.82	$1.11	$1.11

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out our positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2017 and 2016, cash and cash equivalents consisted of $38.2 million and $75.6 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2017	2016	2015	2014	2013 (9)
Per Share Data:
Net asset value, beginning of year	$9.05	$9.82	$11.03	$10.49	$10.22
Net investment income (1)	0.79	0.99	1.10	1.06	1.01
Net realized and unrealized gain (loss) (1)	0.08	(0.73)	(1.24)	0.60	0.38
Net increase (decrease) in net assets resulting from operations (1)	0.87	0.26	(0.14)	1.66	1.39
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.82)	(0.81)	(1.11)	(1.15)	(1.12)
Distribution of realized gains	—	(0.30)	—	—	—
Total distributions to stockholders	(0.82)	(1.11)	(1.11)	(1.15)	(1.12)
Repurchase of common stock (1)	—	0.08	0.04	—	—
Accretive (dilutive) effect of common stock issuance (1)	—	—	—	0.03	—
Net asset value, end of year	$9.10	$9.05	$9.82	$11.03	$10.49
Per share market value, end of year	$7.51	$7.52	$6.47	$10.91	$11.28
Total return (3)	10.80%	36.64%	(32.51)%	6.76%	17.37%
Shares outstanding at end of year	71,060,836	71,060,836	72,966,043	75,092,911	66,499,327
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (5)	5.78%	6.65%	6.81%	6.43%	6.31%
Ratio of interest and expenses on debt to average net assets	4.69%	4.18%	3.39%	3.83%	2.60%
Ratio of total expenses to average net assets (5)	10.47%	10.83%	10.20%	10.26%	8.91%
Ratio of net investment income to average net assets	8.67%	10.70%	10.57%	9.55%	9.60%
Net assets at end of year	$646,808,471	$643,366,856	$716,590,542	$828,009,949	$697,506,199
Weighted average debt outstanding (6)	$605,661,674	$634,769,508	$580,367,750	$526,252,068	$363,246,849
Weighted average debt per share (1), (6)	$8.52	$8.86	$7.76	$7.85	$5.47
Asset coverage per unit (7)	$2,950	$2,756	$2,569	$3,198	$4,261
Average market value per unit (8)	$—	$24.68	$25.13	$24.51	$24.79
Portfolio turnover ratio	43.60%	26.50%	30.17%	50.66%	40.91%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the years ended September 30, 2017 and 2016, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 6.65% and 7.64%, respectively, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 11.33% and 11.82%, respectively.

(6)	Includes SBA debentures outstanding.
(7)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBA debentures from our asset coverage per unit computation pursuant to exemptive relief received from the SEC in June 2011.

(8)

The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2017.

(9)	Audited by predecessor auditors.

11. DEBT

Our annualized weighted average cost of debt for the fiscal years ended September 30, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 5.04% and 4.35%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of September 30, 2017, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2017 and 2016, there was $79.4 million and $50.3 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.42% and 2.76%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of September 30, 2017 and 2016. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $120.0 million as of September 30, 2017. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $79.0 million as of September 30,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2017 and 2016, our SBIC Funds had $300.0 million and $225.0 million in debt commitments, respectively, of which $199.0 million and $197.5 million was drawn, respectively. As of September 30, 2017 and 2016, the unamortized fees on the SBA debentures was $4.6 million and $4.3 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 2016 Principal Balance
September 22, 2010	September 1, 2020	3.50%	$500,000
March 29, 2011	March 1, 2021	4.46	44,500,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
Weighted Average Rate / Total		3.44%	$197,500,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2017, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of September 30, 2017 and 2016, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

2025 Notes

As of September 30, 2016, we had $71.3 million in aggregate principal amount of 2025 Notes outstanding. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2017. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and rank equal in right of payment with all of our unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2017 and 2016, we had $21.6 million and $3.1 million, respectively, in commitments to fund investments. For the same periods, there were no letter of credits issued.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2017, Superior Digital Displays, LLC triggered at least one of the significance tests. Superior Digital Displays, LLC became a controlled affiliated investment as of December 31, 2013. As a result and in accordance with Rule 4-08(g) of Regulation S-K, presented below is summarized unaudited financial information for Superior Digital Displays, LLC as of September 30, 2017 and 2016 as well as for the year ended September 30, 2017, 2016 and 2015.

Balance Sheet (1)	September 30, 2017	September 30, 2016
Current assets	$712,024	$779,347
Noncurrent assets	11,744,382	16,310,556
Current liabilities	1,261,443	265,009
Noncurrent liabilities	28,754,950	34,132,913

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2017

	Years Ended September 30,
Income Statement (1)	2017	2016	2015
Total revenue	$1,180,744	$507,797	$348,938
Total expenses	13,666,607	13,265,150	8,345,000
Net loss	(12,485,863)	(12,757,353)	(7,996,062)

(1)	Amounts unaudited.

14. SUBSEQUENT EVENTS

Effective January 1, 2018, PennantPark Investment Advisers, LLC has voluntarily and irrevocably agreed, in consultation with the board of directors, to (i) reduce base management fees to 1.50% of the Company’s “average adjusted gross assets”, (ii) reduce the incentive fee to 17.5% of the Company’s pre-incentive fee net investment income (subject to a 7.00% annualized “hurdle rate” and 100% “catch-up” with a ceiling of 8.4848%) and (iii) reduce the incentive fee to 17.5% of the Company’s cumulative net realized capital gains.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2017
	Q4	Q3	Q2	Q1
Total investment income	$27,866	$31,084	$33,715	$31,869
Net investment income	$12,768	$12,460	$16,169	$15,041
Net realized and unrealized (loss) gain	$(5,344)	$6,319	$(4,709)	$9,008
Net increase in net assets resulting from operations	$7,424	$18,779	$11,460	$24,049
Net increase in net assets resulting from operations per common share *	$0.10	$0.26	$0.16	$0.34
Net asset value per share at the end of the quarter	$9.10	$9.18	$9.09	$9.11
Market value per share at the end of the quarter	$7.51	$7.39	$8.14	$7.66

	2016
	Q4	Q3	Q2	Q1
Total investment income	$32,160	$35,540	$39,108	$35,263
Net investment income	$15,157	$17,794	$20,832	$16,832
Net realized and unrealized gain (loss)	$12,552	$10,039	$(16,882)	$(57,587)
Net increase (decrease) in net assets resulting from operations	$27,709	$27,833	$3,950	$(40,755)
Net increase (decrease) in net assets resulting from operations per common share *	$0.37	$0.39	$0.06	$(0.56)
Net asset value per share at the end of the quarter	$9.05	$8.94	$8.83	$9.02
Market value per share at the end of the quarter	$7.52	$6.83	$6.06	$6.18

	2015
	Q4	Q3	Q2	Q1
Total investment income	$39,122	$40,641	$42,661	$39,205
Net investment income	$20,031	$20,654	$22,096	$19,477
Net realized and unrealized loss	$(18,646)	$(15,718)	$(14,717)	$(43,423)
Net increase (decrease) in net assets resulting from operations	$1,385	$4,936	$7,379	$(23,946)
Net increase (decrease) in net assets resulting from operations per common share *	$0.02	$0.07	$0.10	$(0.32)
Net asset value per share at the end of the quarter	$9.82	$10.04	$10.25	$10.43
Market value per share at the end of the quarter	$6.47	$8.78	$9.05	$9.53

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.4	Form of 4.50% Notes due 2019 (included as part of Exhibit 4.3).

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

10.4

First Omnibus Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of May 25, 2017, among the Registrant, the lenders party thereto and SunTrust Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on August 7, 2017).

10.5

Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 21, 2016).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 29, 2017.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 29, 2017
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 29, 2017
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 29, 2017
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 29, 2017
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 29, 2017
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 29, 2017
Samuel L. Katz