Form 10-Q
period 2017-12-31
PENNANTPARK INVESTMENT CORP
filed 2018-02-07
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 7, 2018 was 71,060,836.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

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

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$774,071,408 and $824,106,322, respectively)	$801,023,017	$849,351,548
Non-controlled, affiliated investments (cost—$186,604,156 and $185,799,943, respectively)	192,144,595	189,674,977
Controlled, affiliated investments (cost—$203,199,235 and $200,120,407, respectively)	107,453,444	114,550,983
Total of investments (cost—$1,163,874,799 and $1,210,026,672, respectively)	1,100,621,056	1,153,577,508
Cash and cash equivalents (cost—$72,781,092 and $38,182,373, respectively)	72,832,675	38,202,068
Interest receivable	7,759,810	5,906,976
Prepaid expenses and other assets	2,979,549	4,509,289
Total assets	1,184,193,090	1,202,195,841
Liabilities
Distributions payable	12,790,950	12,790,950
Payable for investments purchased	—	1,014,000
Credit Facility payable (cost—$79,392,900 and $79,392,900, respectively) (See Notes 5 and 10)	76,578,075	76,037,341
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	253,997,500	255,665,000
SBA debentures payable, net (par—$184,000,000 and $199,000,000, respectively) (See Notes 5 and 10)	179,739,718	194,364,653
Base management fee payable, net (See Note 3)	4,817,516	4,845,237
Performance-based incentive fee payable, net (See Note 3)	2,675,573	2,270,008
Interest payable on debt	5,507,033	6,876,756
Accrued other expenses	1,773,807	1,523,425
Total liabilities	537,880,172	555,387,370
Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,060,836 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	71,061	71,061
Paid-in capital in excess of par value	818,737,784	818,737,784
Undistributed net investment income	4,710,289	3,333,195
Accumulated net realized loss on investments	(112,824,872)	(116,598,355)
Net unrealized depreciation on investments	(63,198,669)	(56,425,773)
Net unrealized appreciation on debt	(1,182,675)	(2,309,441)
Total net assets	$646,312,918	$646,808,471
Total liabilities and net assets	$1,184,193,090	$1,202,195,841
Net asset value per share	$9.10	$9.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$21,383,219	$21,651,426
Payment in kind	1,284,909	220,704
Other income	1,586,642	2,102,536
From non-controlled, affiliated investments:
Interest	1,215,834	2,790,932
Payment in kind	1,573,306	1,434,749
Other income	—	22,500
From controlled, affiliated investments:
Interest	480,430	179,735
Payment in kind	1,144,085	3,466,329
Total investment income	28,668,425	31,868,911
Expenses:
Base management fee (See Note 3)	5,735,137	6,274,782
Performance-based incentive fee (See Note 3)	3,185,204	3,374,210
Interest and expenses on debt (See Note 10)	5,857,378	6,735,574
Administrative services expenses (See Note 3)	521,625	894,000
Other general and administrative expenses	628,290	668,507
Expenses before Management Fees waiver and provision for taxes	15,927,634	17,947,073
Management Fees waiver (See Note 3)	(1,427,253)	(1,543,839)
Provision for taxes	—	425,000
Net expenses	14,500,381	16,828,234
Net investment income	14,168,044	15,040,677
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	1,793,043	(22,195,334)
Non-controlled and controlled, affiliated investments	1,980,440	—
Net realized gain (loss) on investments	3,773,483	(22,195,334)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	1,738,065	19,636,201
Non-controlled and controlled, affiliated investments	(8,510,961)	5,736,899
Debt depreciation (See Notes 5 and 10)	1,126,766	5,830,684
Net change in unrealized (depreciation) appreciation on investments and debt	(5,646,130)	31,203,784
Net realized and unrealized (loss) gain from investments and debt	(1,872,647)	9,008,450
Net increase in net assets resulting from operations	$12,295,397	$24,049,127
Net increase in net assets resulting from operations per common share (See Note 7)	$0.18	$0.34
Net investment income per common share	$0.20	$0.21

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net increase in net assets resulting from operations:
Net investment income	$14,168,044	$15,040,677
Net realized gain (loss) on investments	3,773,483	(22,195,334)
Net change in unrealized (depreciation) appreciation on investments	(6,772,896)	25,373,100
Net change in unrealized depreciation on debt	1,126,766	5,830,684
Net increase in net assets resulting from operations	12,295,397	24,049,127
Distributions to stockholders:	(12,790,950)	(19,897,034)
Net (decrease) increase in net assets	(495,553)	4,152,093
Net assets:
Beginning of period	646,808,471	643,366,856
End of period	$646,312,918	$647,518,949
Undistributed (distributions in excess of) net investment income, at end of period	$4,710,289	$(1,736,977)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,295,397	$24,049,127
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized depreciation (appreciation) on investments	6,772,896	(25,373,100)
Net change in unrealized depreciation on debt	(1,126,766)	(5,830,684)
Net realized (gain) loss on investments	(3,773,483)	22,195,334
Net accretion of discount and amortization of premium	(239,321)	(938,502)
Purchases of investments	(138,433,423)	(229,234,313)
Payment-in-kind income	(3,706,405)	(2,914,692)
Proceeds from dispositions of investments	192,303,018	64,209,266
Amortization of deferred financing costs	375,065	168,635
Increase in interest receivable	(1,852,834)	(5,716,465)
Decrease in prepaid expenses and other assets	1,529,740	636,507
(Decrease) increase in payable for investments purchased	(1,014,000)	50,399,000
Decrease in interest payable on debt	(1,369,723)	(951,901)
(Decrease) increase in base management fee payable, net	(27,721)	195,987
Increase (decrease) in performance-based incentive fee payable, net	405,565	(31,108)
Increase in accrued other expenses	250,382	795,503
Net cash provided by (used in) operating activities	62,388,387	(108,341,406)
Cash flows from financing activities:
Distributions paid to stockholders	(12,790,950)	(19,897,034)
Repayments under SBA debentures	(15,000,000)	—
Borrowings under Credit Facility	91,000,000	160,260,000
Repayments under Credit Facility	(91,000,000)	(62,481,000)
Net cash (used in) provided by financing activities	(27,790,950)	77,881,966
Net increase (decrease) in cash equivalents	34,597,437	(30,459,440)
Effect of exchange rate changes on cash	33,170	191,903
Cash and cash equivalents, beginning of period	38,202,068	75,608,113
Cash and cash equivalents, end of period	$72,832,675	$45,340,576
Supplemental disclosure of cash flow information:
Interest paid	$6,852,037	$7,518,840
Taxes paid	$—	$86,349
Non-cash exchanges and conversions	$—	$18,026,006

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—123.9% (1), (2)
First Lien Secured Debt—49.9%
ACC of Tamarac, LLC	06/20/2022	Telecommunications	11.18%	3M L+950		7,462,500	$7,347,875	$7,462,500
Allied America, Inc.	08/08/2022	Business Services	8.70%	3M L+700		20,598,254	20,221,622	20,598,254
Allied America, Inc. (Revolver) (8)	08/08/2022	Business Services	—	—		2,000,000	—	—
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	9.19%	3M L+750		19,800,000	19,534,457	19,800,000
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	9.87%	1M L+850		23,397,021	22,883,876	23,397,021
Cano Health, LLC (Revolver)	09/21/2018	Healthcare, Education and Childcare	9.87%	1M L+850		540,000	540,000	540,000
Cano Health, LLC (Revolver) (8)	09/21/2018	Healthcare, Education and Childcare	—	—		360,000	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.57%	1M L+700		9,925,000	9,794,823	9,855,591
Deva Holdings, Inc.	10/31/2023	Consumer Products	8.32%	3M L+675		5,000,000	4,902,195	4,900,000
Deva Holdings, Inc. (8)	10/31/2023	Consumer Products	—	—		385,000	—	—
eCommission Financial Services, Inc. (12)	08/29/2022	Financial Services	9.07%	1M L+750		19,950,000	19,572,894	19,950,000
eCommission Financial Services, Inc. (8), (12)	08/29/2022	Financial Services	—	—		4,000,000	—	—
eCommission Financial Services, Inc. (Revolver) (8), (12)	08/29/2022	Financial Services	—	—		4,000,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	9.69%	3M L+800		19,755,213	19,386,938	19,360,109
Home Town Cable TV, LLC	06/20/2022	Telecommunications	11.18%	3M L+950		10,000,000	9,815,803	10,000,000
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.87%	1M L+950		13,903,313	13,670,663	13,903,313
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.57%	1M L+900		14,522,529	14,294,511	14,404,242
One Sixty Over Ninety, LLC	03/03/2022	Media	10.84%	3M L+918		16,250,000	15,966,825	16,250,000
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%	—		11,875,000	11,825,258	12,231,250
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	7.73%	3M L+625		17,500,000	17,172,080	17,500,000
SFP Holding, Inc. (8)	09/01/2022	Buildings and Real Estate	—	—		5,000,000	—	—
SFP Holding, Inc. (Revolver) (8)	09/01/2022	Buildings and Real Estate	—	—		2,500,000	—	—
Sunborn Oy, Sunborn Saga Oy (9), (11), (12)	06/28/2019	Hotels, Motels, Inns and Gaming	11.50%	3M L+1,050		€30,417,040	31,583,845	37,620,431
			(PIK 3.50%)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.82%	1M L+1,125		24,258,101	23,930,878	24,258,101
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	9.02%	3M L+850	(7)	£16,670,198	26,958,555	22,562,106
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.69%	1M L+900		8,542,188	8,542,188	8,115,078
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	10.57%	1M L+900		19,451,250	19,074,851	19,256,737
Whitney, Bradley & Brown, Inc. (Revolver)	10/18/2022	Aerospace and Defense	10.57%	1M L+900		440,000	440,000	435,600
Whitney, Bradley & Brown, Inc. (Revolver) (8)	10/18/2022	Aerospace and Defense	—	—		1,026,667	—	(10,267)
Total First Lien Secured Debt							317,460,137	322,390,066
Second Lien Secured Debt—56.5%
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%	—		28,500,000	28,297,616	28,500,000
Condor Borrower, LLC	04/25/2025	Business Services	10.12%	3M L+875		12,500,000	12,252,319	12,312,500
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.94%	3M L+825		23,024,259	22,573,436	22,794,017
Howard Berger Co. LLC	09/30/2020	Distribution	11.70%	3M L+1,000		43,500,000	42,156,867	41,325,000
			(PIK 5.12%)
Infogroup, Inc.	04/03/2024	Other Media	10.94%	3M L+925		20,400,000	20,022,599	20,094,000
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—		432,203	349,328	432,203
			(PIK 11.00%)
Lighthouse Network, LLC	11/28/2025	Financial Services	10.07%	3M L+850		22,000,000	21,781,290	21,890,000
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.84%	3M L+1,050		26,425,000	26,025,392	26,689,250
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.69%	3M L+1,200		76,500,000	76,500,000	83,322,358
Pathway Partners Vet Management LLC	10/10/2025	Healthcare, Education and Childcare	9.57%	1M L+800		5,888,889	5,830,883	5,830,000
Pathway Partners Vet Management LLC (8)	10/10/2025	Healthcare, Education and Childcare	—	—		6,111,111	—	(61,111)
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.57%	1M L+900		42,750,000	42,474,904	42,696,563
PT Network, LLC	04/12/2023	Healthcare, Education and Childcare	11.36%	3M L+1,000		41,666,667	40,865,252	40,833,333
PT Network, LLC (8)	04/12/2023	Healthcare, Education and Childcare	—	—		8,333,333	—	(166,667)
Veritext Corp.	01/30/2023	Business Services	10.69%	3M L+900		18,834,375	18,368,715	18,834,375
Total Second Lien Secured Debt							357,498,601	365,325,821
Subordinated Debt/Corporate Notes—8.5%
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%	—		32,675,553	32,185,324	31,531,909
Credit Infonet, Inc.	10/26/2020	Personal, Food and Miscellaneous Services	13.00%	—		11,172,756	10,960,756	11,172,756
			(PIK 0.75%)
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	20.50%	3M L+1,600		£9,388,106	13,643,988	12,414,099
			(PIK 12.00%)
Total Subordinated Debt/Corporate Notes							56,790,068	55,118,764
Preferred Equity/Partnership Interests—1.0% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—		211	500,000	406,023
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—		949	949,050	1,129,470
Condor Holdings Limited (9), (12)	—	Business Services	—			556,000	64,277	64,277
Condor Top Holdco Limited (9), (12)	—	Business Services	—			556,000	491,723	491,723
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—		2,375	2,088,121	2,615,887
HW Holdco, LLC	—	Other Media	8.00%	—		3,591	—	25,264
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%	—		1,197	1,197,000	1,572,604
Total Preferred Equity/Partnership Interests							5,290,171	6,305,248

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—8.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,131
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,786,524
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—	—	—	(14)	5,411,024	4,234,459
Cascade Environmental LLC (10)	—	Environmental Services	—	—	24,382		2,518,909	1,281,303
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	70,000		700,000	700,000
(Allied America, Inc.)
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—	—	1,745,639		1,745,639	4,680,778
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,079,199
(SFP Holdings, Inc.)
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375		—	5,436,210
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	3,448,658
eCommission Holding Corporation (12)	—	Financial Services	—	—	80		800,000	966,297
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	4,277		217,635	827,695
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,732,404
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	1,641,926
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	2,918,499
Kadmon Holdings, Inc. (13)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	912,291
LaMi Acquisition, LLC (10)	—	Distribution	—	—	19		493,280	754,663
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	1,000,000		1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	9,860,064
Patriot National, Inc. (13)	—	Insurance	—	—	100,885		238,038	3,733
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330		133,000	2,187,210
WBB Equity, LLC (Whitney, Bradley & Brown, Inc.)		Aerospace and Defense	—	—	628,571		628,571	622,286
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	807,788
(Juniper Landscaping of Florida, LLC) (10)
Total Common Equity/Partnership Interests/Warrants							37,032,431	51,883,118
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							774,071,408	801,023,017
Investments in Non-Controlled, Affiliated Portfolio Companies—29.8% (1), (2)
First Lien Secured Debt—9.8%
American Gilsonite Company	12/31/2021	Diversified Natural Resources,	15.00%	—	3,257,511		3,173,709	3,680,987
Corfin Industries LLC	11/25/2020	Aerospace and Defense	11.11%	1M L+975	22,210,332		21,923,817	22,210,332
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—	—	1,942,623		—	—
TRAK Acquisition Corp.	04/30/2018	Business Services	12.19%	3M L+1,050	20,764,911		20,729,297	20,764,911
TRAK Acquisition Corp. (Revolver)	04/30/2018	Business Services	12.07%	1M L+1,050	5,000,000		5,000,000	5,000,000
U.S. Well Services, LLC	02/02/2022	Oil and Gas	12.35%	1M L+1,100	9,942,386		9,868,145	9,942,386
			(PIK 12.35%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.35%	1M L+600	1,680,528		1,680,528	1,680,528
U.S. Well Services, LLC (Revolver) (8)	02/02/2022	Oil and Gas	—	—	511,893		—	—
Total First Lien Secured Debt							62,375,496	63,279,144
Second Lien Secured Debt—1.6%
EnviroSolutions Real Property Holdings, Inc. -	12/23/2019	Environmental Services	9.69%	3M L+800	4,856,640		4,836,780	4,856,640
Tranche A
EnviroSolutions Real Property Holdings, Inc. -	08/03/2020	Environmental Services	9.69%	3M L+800	4,771,363		4,750,868	4,771,363
Tranche B			(PIK 9.69%)
EnviroSolutions Real Property Holdings, Inc. -	10/10/2023		9.36%	3M L+800	678,428		653,171	678,428
Tranche C			(PIK 9.36%)
EnviroSolutions Real Property Holdings, Inc. -	10/10/2023		—	—	182,124		—	—
Tranche C (8)
Total Second Lien Secured Debt							10,240,819	10,306,431
Subordinated Debt/Corporate Notes—8.1%
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources,	17.00%	—	9,727,948		9,727,948	10,798,023
		Precious Metals and Minerals	(PIK 10.37%)
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50%	—	29,505,314		37,726,511	41,307,441
			(PIK 12.50%)
Total Subordinated Debt/Corporate Notes							47,454,459	52,105,464

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—10.3% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496	$30,503,493	$16,748,845
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181	10,265,972	43,349
American Gilsonite Company	—	Diversified Natural Resources, Precious Metals and Minerals	—	—	25,400	5,465,627	9,173,757
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	11,250	1,125,000	4,128,814
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—	—	11,250	—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—	—	143,668	11,960,702	16,787,547
ETX Energy, LLC (10)	—	Oil and Gas	—	—	113,610	—	2,740,605
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—	—	119,603	—	144,259
TRAK Acquisition Corp.	—	Business Services	—	—	491,755	188,837	6,780,758
USWS Holdings, LLC - Class A and Class B	—	Oil and Gas	—	—	8,190,817	7,023,751	9,905,622
Total Common Equity/Partnership Interests/Warrants						66,533,382	66,453,556
Total Investments in Non-Controlled, Affiliated Portfolio Companies						186,604,156	192,144,595
Investments in Controlled, Affiliated Portfolio Companies—16.6% (1), (2)
First Lien Secured Debt—9.2%
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,350,000	35,350,000	35,350,000
			(PIK 4.00%)
Superior Digital Displays, LLC	12/31/2018	Media	10.30%	3M L+900	30,176,453	29,138,450	23,833,333
			(PIK 10.30%)
Total First Lien Secured Debt						64,488,450	59,183,333
Preferred Equity—2.1% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,188	13,506,781
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	541,280	20,081,027	—
Total Preferred Equity						35,473,215	13,506,781
Common Equity—5.3% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	34,763,330
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,237,570	34,763,330
Total Investments in Controlled, Affiliated Portfolio Companies						203,199,235	107,453,444
Total Investments—170.3%						1,163,874,799	1,100,621,056
Cash and Cash Equivalents—11.3%
BlackRock Federal FD Institutional 30						21,487,041	21,487,041
BNY Mellon Cash Reserve and Cash						51,294,051	51,345,634
Total Cash and Cash Equivalents						72,781,092	72,832,675
Total Investments and Cash Equivalents—181.6%						$1,236,655,891	$1,173,453,731
Liabilities in Excess of Other Assets—(81.6%)							(527,140,813)
Net Assets—100.0%							$646,312,918

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
(4)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E,” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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
(12)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2017, qualifying assets represent 83% of the Company’s total assets and non-qualifying assets represent 17% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—6.7% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,146
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,752,663
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC (10) (Intermediate Transportation 100, LLC)	—	Cargo Transport	—	—	—	(14)	5,411,024	3,688,211
Cascade Environmental LLC (10)	—	Environmental Services	—	—	24,382		2,518,909	2,438,193
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—	—	1,745,639		1,745,639	3,928,695
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,000,000
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375		—	4,612,054
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	3,448,658
eCommission Holding Corporation (12)	—	Financial Services	—	—	80,000		800,000	800,000
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	4,277		217,635	767,569
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,700,680
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	1,934,243
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	2,197,752
Kadmon Holdings, Inc. (13)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	844,247
LaMi Acquisition, LLC (10)	—	Distribution	—	—	19		493,280	803,665
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	1,000,000		1,000,000	—
MidOcean PPL Holdings, Corp. (Pre-Paid Legal Services, Inc.)	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	9,786,996
Patriot National, Inc. (13)	—	Insurance	—	—	100,885		238,038	136,195
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330		133,000	2,036,830
ZS Juniper L.P. (Juniper Landscaping of Florida, LLC) (10)	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	754,264
Total Common Equity/Partnership Interests/Warrants							30,703,860	43,632,061
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							824,106,322	849,351,548
Investments in Non-Controlled, Affiliated Portfolio Companies—29.3% (1), (2)
First Lien Secured Debt—9.8%
American Gilsonite Company	12/31/2021	Diversified Natural Resources,	15.00%	—	3,257,511		3,168,502	3,583,262
		Precious Metals and Minerals	(PIK 5.00%)
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.99%	L+975	22,593,352		22,280,645	22,480,385
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—	—	1,942,623		—	—
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050	21,202,411		21,136,798	21,202,411
TRAK Acquisition Corp. (Revolver)	04/30/2018	Business Services	12.00%	L+1,050	5,000,000		5,000,000	5,000,000
U.S. Well Services, LLC	02/02/2022	Oil and Gas	12.24%	L+1,100	9,644,284		9,566,510	9,644,284
			(PIK 12.24%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.24%	L+600	1,478,151		1,478,151	1,478,151
U.S. Well Services, LLC (Revolver) (8)	02/02/2022	Oil and Gas	—	—	714,270		—	—
Total First Lien Secured Debt							62,630,606	63,388,493
Second Lien Secured Debt—1.5%
EnviroSolutions Real Property Holdings, Inc. - Tranche A	12/23/2019	Environmental Services	9.34%	L+800	4,856,640		4,834,021	4,856,640
EnviroSolutions Real Property Holdings, Inc. - Tranche B	08/03/2020	Environmental Services	9.34%	L+800	4,661,312		4,639,603	4,661,312
			(PIK 9.34%)
Total Second Lien Secured Debt							9,473,624	9,517,952
Subordinated Debt/Corporate Notes—8.0%
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources,	17.00%	—	9,727,948		9,727,948	10,603,464
		Precious Metals and Minerals	(PIK 17.00%)
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50%	—	28,611,214		37,434,384	41,486,260
			(PIK 12.50%)
Total Subordinated Debt/Corporate Notes							47,162,332	52,089,724
Common Equity/Partnership Interests/Warrants—10.0% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	19,648,795
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,972	55,344
American Gilsonite Company	—	Diversified Natural Resources, Precious Metals and Minerals	—	—	25,400		5,465,627	8,620,806
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	11,250		1,125,000	1,609,091
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—	—	11,250		—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—	—	143,668		11,960,702	15,718,184
ETX Energy, LLC (10)	—	Oil and Gas	—	—	113,610		—	2,797,423
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—	—	119,603		—	147,249
TRAK Acquisition Corp.	—	Business Services	—	—	491,755		188,837	5,972,967
USWS Holdings, LLC - Class A and Class B	—	Oil and Gas	—	—	8,190,817		7,023,750	10,108,949
Total Common Equity/Partnership Interests/Warrants							66,533,381	64,678,808
Total Investments in Non-Controlled, Affiliated Portfolio Companies							185,799,943	189,674,977

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

DECEMBER 31, 2017

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

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Articles 6, 10 and 12 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

DECEMBER 31, 2017

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

(b)Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, our Credit Facility, the 2019 Notes and the 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. As a result, we account for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material level of federal income taxes. Although we generally do not incur federal income taxes as a RIC for federal income tax purposes, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended December 31, 2017 and 2016, we recorded a provision for taxes of zero and $0.4 million, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2017, there were no uncertain tax positions and no amounts accrued for interest or penalties. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

DECEMBER 31, 2017

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

The base management fee is calculated at an annual rate of 2.00% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three months ended December 31, 2017 and 2016, the Investment Adviser earned a base management fee of $4.8 million (after a waiver of $0.9 million) and $5.3 million (after a waiver of $1.0 million), respectively, from us. Effective January 1, 2018, the Investment Adviser has voluntarily and irrevocably agreed, in consultation with the board of directors, to reduce base management fees to 1.50% of the Company’s average adjusted gross assets.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. Since December 31, 2015 and through December 31, 2017, the Investment Adviser has voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three months ended December 31, 2017 and 2016, the Investment Adviser earned $2.7 million (after a waiver of $0.5 million) and $2.9 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us. Effective January 1, 2018, the Investment Adviser has voluntarily and irrevocably agreed, in consultation with the board of directors, to reduce the incentive fee to 17.5% of the Company’s pre-incentive fee net investment income (subject to a 7.00% annualized “hurdle rate” and 100% “catch-up” with a ceiling of 8.4848%).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2017 and 2016, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above). Effective January 1, 2018, the Investment Adviser has voluntarily and irrevocably agreed, in consultation with the board of directors, to reduce the incentive fee to 17.5% of the Company’s cumulative net realized capital gains.

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount (17.5% for periods after January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2017 and 2016, we reimbursed the Investment Adviser approximately $0.3 million and $0.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the three months ended December 31, 2017 and 2016, the Company purchased zero and $5.0 million, respectively in total investments to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act.  The affiliated fund realized a gain of zero and less than $0.1 million, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2017 and 2016 totaled $142.1 million and $232.1 million, respectively. Sales and repayments of investments for the same periods totaled $192.3 million and $64.2 million, respectively.

Investments, cash and cash equivalents consisted of the following:

	December 31, 2017		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$444,324,083	$444,852,543	$465,235,137	$466,076,352
Second lien	367,739,420	375,632,252	389,336,314	399,544,383
Subordinated debt / corporate notes	104,244,527	107,224,228	116,596,887	120,707,763
Equity	247,566,769	172,912,033	238,858,334	167,249,010
Total investments	1,163,874,799	1,100,621,056	1,210,026,672	1,153,577,508
Cash and cash equivalents	72,781,092	72,832,675	38,182,373	38,202,068
Total investments, cash and cash equivalents	$1,236,655,891	$1,173,453,731	$1,248,209,045	$1,191,779,576

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2017	September 30, 2017
Healthcare, Education and Childcare	11%	6%
Hotels, Motels, Inns and Gaming	11	10
Business Services	8	6
Financial Services	7	7
Personal, Food and Miscellaneous Services	7	9
Energy and Utilities	6	6
Oil and Gas	6	6
Distribution	5	5
Environmental Services	5	5
Aerospace and Defense	4	2
Buildings and Real Estate	4	4
Consumer Products	4	5
Media	4	4
Manufacturing / Basic Industries	3	4
Beverage, Food and Tobacco	2	3
Diversified Natural Resources, Precious Metals and Minerals	2	2
Other Media	2	2
Printing and Publishing	2	2
Telecommunications	2	1
Electronics	1	4
Building Materials	—	2
Other	4	5
Total	100%	100%

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

DECEMBER 31, 2017

(Unaudited)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the three months ended December 31, 2017 and 2016, our ability to observe valuation inputs resulted in no reclassifications.

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

The remainder of our investment portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an EBITDA multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$12,231,250	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	90,449,452	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	432,621,293	Market Comparable	Market Yield	8.0% – 14.3% (10.9%)
Second lien	285,182,800	Market Comparable	Market Yield	8.6% – 15.1% (12.1%)
Subordinated debt / corporate notes	107,224,228	Market Comparable	Market Yield	13.3% – 21.3% (15.1%)
Equity	171,996,009	Enterprise Market Value	EBITDA multiple	4.8x – 15.8x (8.3x)
Total Level 3 investments	$1,099,705,032
Long-Term Credit Facility	$76,578,075	Market Comparable	Market Yield	4.7%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

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

Our investments, cash and cash equivalents, Credit Facility and the 2019 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$927,709,023	$—	$—	$927,709,023
Equity investments	172,912,033	916,024	—	171,996,009
Total investments	1,100,621,056	916,024	—	1,099,705,032
Cash and cash equivalents	72,832,675	72,832,675	—	—
Total investments, cash and cash equivalents	$1,173,453,731	$73,748,699	$—	$1,099,705,032
Long-Term Credit Facility	$76,578,075	$—	$—	$76,578,075
2019 Notes	253,997,500	—	253,997,500	—
Total debt	$330,575,575	$—	$253,997,500	$76,578,075

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$986,328,498	$—	$—	$986,328,498
Equity investments	167,249,010	980,442	—	166,268,568
Total investments	1,153,577,508	980,442	—	1,152,597,066
Cash and cash equivalents	38,202,068	38,202,068	—	—
Total investments, cash and cash equivalents	$1,191,779,576	$39,182,510	$—	$1,152,597,066
Long-Term Credit Facility	$76,037,341	$—	$—	$76,037,341
2019 Notes	255,665,000	—	255,665,000	—
Total debt	$331,702,341	$—	$255,665,000	$76,037,341

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	1,961,209	1,810,786	3,771,995
Net unrealized depreciation	(3,759,168)	(2,980,993)	(6,740,161)
Purchases, PIK interest, and net discount accretion	133,670,716	8,708,434	142,379,150
Sales and repayments	(190,492,232)	(1,810,786)	(192,303,018)
Transfers in/out of Level 3	—	—	—
Ending Balance	$927,709,023	$171,996,009	$1,099,705,032
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,441,348)	$(2,980,993)	$(4,422,341)

	Three Months Ended December 31, 2016
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized (losses) gains	(34,173,159)	11,800,414	(22,372,745)
Net unrealized appreciation (depreciation)	35,054,433	(9,984,472)	25,069,961
Purchases, PIK interest, net discount accretion and non-cash exchanges	226,774,334	11,778,800	238,553,134
Sales, repayments and non-cash exchanges	(56,037,044)	(13,637,849)	(69,674,893)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,171,765,245	$125,589,910	$1,297,355,155
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$11,161,106	$252,650	$11,413,756

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility	2017	2016
Beginning Balance (cost – $79,392,900 and $50,339,700, respectively)	$76,037,341	$39,551,187
Net change in unrealized appreciation (depreciation) included in earnings	540,734	(1,207,684)
Borrowings (1)	35,000,000	110,260,000
Repayments (1)	(35,000,000)	(12,481,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $79,392,900 and $148,118,700, respectively)	$76,578,075	$136,122,503
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $79,392,900 and $148,118,700, respectively)	$76,578,075	$136,122,503

(1)	Excludes temporary draws.

As of December 31, 2017, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£27,000,000	$44,032,900	$36,524,493	January 3, 2018	$(7,508,407)
Euro	€34,000,000	35,360,000	40,827,098	January 3, 2018	5,467,098
		$79,392,900	$77,351,591		$(2,041,309)

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During both the three months ended December 31, 2017 and 2016 we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2017, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.1 million. For the three months ended December 31, 2016, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized depreciation of $5.8 million. As of December 31, 2017 and September 30, 2017, net unrealized appreciation on our Credit Facility and the 2019 Notes totaled $1.2 million and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2017 were as follows:

Name of Investment	Fair Value at September 30, 2017 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2017 (1)	Net Realized Gains (Losses)
Controlled Affiliates
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	$16,945,557	$1,073,864	$—	$—	$(4,512,639)	$13,506,781	$—
RAM Energy LLC	71,406,572	350,000	—	715,789	(1,643,242)	70,113,330	—
Superior Digital Displays Holdings, Inc.	26,198,854	1,540,324	—	908,726	(4,020,486)	23,833,333	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	19,704,139	—	—	—	(2,911,945)	16,792,194	—
American Gilsonite Company	22,807,532	—	—	543,516	840,028	23,652,767	—
Corfin Industries LLC	24,089,476	—	(383,020)	665,333	2,606,498	26,339,146	—
EnviroSolutions Holdings, Inc.	25,236,136	762,662	—	245,257	1,090,647	27,093,978	—
ETX Energy, LLC	44,430,932	894,100	—	292,437	(530,754)	44,192,305	—
TRAK Acquisition Corp.	32,175,378	15,000,000	(15,437,500)	706,738	777,792	32,545,669	—
U.S. Well Services, LLC	21,231,384	500,479	—	335,859	(206,861)	21,528,536	—
Total Controlled and Non-Controlled Affiliates	$304,225,960	$20,121,429	$(15,820,520)	$4,413,655	$(8,510,962)	$299,598,039	$—

(1)	Excluding delayed draw investments.
(2)	Includes PIK.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2017	2016
Numerator for net increase in net assets resulting from operations	$12,295,397	$24,049,127
Denominator for basic and diluted weighted average shares	71,060,836	71,060,836
Basic and diluted net increase in net assets per share resulting from operations	$0.18	$0.34

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2017 and September 30, 2017, cash and cash equivalents consisted of money market funds in the amounts of $72.8 million and $38.2 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$9.10	$9.05
Net investment income (1)	0.20	0.21
Net realized and unrealized (loss) gain (1)	(0.02)	0.13
Net increase in net assets resulting from operations (1)	0.18	0.34
Distributions to stockholders (1), (2)	(0.18)	(0.28)
Net asset value, end of period	$9.10	$9.11
Per share market value, end of period	$6.91	$7.66
Total return* (3)	(5.62)%	5.51%
Shares outstanding at end of period	71,060,836	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	5.32%	6.23%
Ratio of interest and expenses on debt to average net assets	3.61%	4.15%
Ratio of total expenses to average net assets (5), (6)	8.93%	10.38%
Ratio of net investment income to average net assets (6)	8.73%	9.28%
Net assets at end of period	$646,312,918	$647,518,949
Weighted average debt outstanding (7)	$541,820,206	$597,533,598
Weighted average debt per share (1), (7)	$7.62	$8.41
Asset coverage per unit (8)	$2,955	$2,412
Portfolio turnover ratio	48.71%	21.20%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the three months ended December 31, 2017 and 2016, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 6.20% and 7.18%, respectively, and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 9.81% and 11.33%, respectively.

(6)	Does not annualize non-recurring provision for taxes.
(7)	Includes SBA debentures outstanding.
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

10. DEBT

Our annualized weighted average cost of debt for the three months ended December 31, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.32% and 4.51%, respectively. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with our asset coverage ratio after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of December 31, 2017, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2017 and September 30, 2017, there was $79.4 million in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.47% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of December 31, 2017 and September 30, 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $105.0 million as of December 31, 2017. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $79.0 million as of December 31, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2017

(Unaudited)

to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2017 and September 30, 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $184.0 million and $199.0 million was drawn, respectively. As of December 31, 2017 and September 30, 2017, the unamortized fees on the SBA debentures was $4.3 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2017 Principal Balance
September 21, 2011	September 1, 2021	3.38%	$105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$184,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2017, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of December 31, 2017 and September 30, 2017, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2017 and September 30, 2017, we had $37.5 million and $21.6 million, respectively, in commitments to fund investments. For the same periods, there were no letter of credits issued.

12. SUBSEQUENT EVENTS

We entered into the Second Amended and Restated Investment Advisory Management Agreement, dated February 6, 2018, between the Company and the Investment Adviser to implement the previously announced permanent reductions in base management and incentive fees. Under the agreement, (i) base management fees are 1.50% of the Company’s “average adjusted gross assets”, (ii) the income-based incentive fee is 17.5% of the Company’s pre-incentive fee net investment income (subject to a 7.00% annualized “hurdle rate” and 100% “catch-up” with a ceiling of 8.4848%) and (iii) the capital gains incentive fee is 17.5% of the Company’s cumulative net realized capital gains.

Subsequent to quarter-end, $21.2 million of our equity investments have been monetized.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the "Company"), including the consolidated schedule of investments as of December 31, 2017, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended December 31, 2017 and 2016, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 29, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments as of September 30, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the company's management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ RSM US LLP

New York, New York

February 7, 2018

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

You should understand that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

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

Our investment activity depends on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds’ under their investment management agreements. Our SBIC Funds investment management agreements do not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium and deferred financing cost on financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2017, our portfolio totaled $1,100.6 million and consisted of $444.9 million of first lien secured debt, $375.6 million of second lien secured debt, $107.2 million of subordinated debt and $172.9 million of preferred and common equity. Our debt portfolio consisted of 82% variable-rate investments (including 12% where LIBOR was below the floor) and 18% fixed-rate investments. As of December 31, 2017, we had no companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $63.2 million as of December 31, 2017. Our overall portfolio consisted of 57 companies with an average investment size of $19.3 million, had a weighted average yield on interest bearing debt investments of 11.8% and was invested 40% in first lien secured debt, 34% in second lien secured debt, 10% in subordinated debt and 16% in preferred and common equity.

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

For the three months ended December 31, 2017, we invested $138.4 million in five new and seven existing portfolio companies with a weighted average yield on debt investments of 10.8%. Sales and repayments of investments for the three months ended December 31, 2017 totaled $192.3 million.

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

Investment Valuations

We expect that there may not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material.

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

The carrying value of our consolidated financial liabilities approximates fair value. We adopted ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During both the three months ended December 31, 2017 and 2016 we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2017, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.1 million. For the three months ended December 31, 2016, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized depreciation of $5.8 million. As of December 31, 2017 and September 30, 2017, net unrealized appreciation on our Credit Facility and the 2019 Notes totaled $1.2 million and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments, our Credit Facility, the 2019 Notes and the 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair value of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

Payment-in-Kind Interest or PIK

We have investments in our portfolio which contain a PIK interest provision. PIK interest is added to the principal balance of the investment and is recorded as income. In order for us to maintain our ability to be subject to tax as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends for U.S. federal income tax purposes, even though we may not have collected any cash with respect to interest on PIK securities.

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

We have formed and expect to continue to form certain Taxable Subsidiaries, which are taxed as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while allowing us to maintain our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2017 and 2016.

Investment Income

Investment income for the three months ended December 31, 2017 was $28.7 million and was attributable to $12.7 million from first lien secured debt, $12.9 million from second lien secured debt and $3.1 million from subordinated debt, respectively. Investment income for the three months ended December 31, 2016 was $31.9 million and was attributable to $13.2 million from first lien secured debt, $12.7 million from second lien secured debt, $4.9 million from subordinated debt and $1.1 million from preferred and common equity. The decrease in investment income compared to the same period in the prior year was primarily due to a reduction of our portfolio at cost.

Expenses

Net expenses for the three months ended December 31, 2017 totaled $14.5 million. Base management fee for the same period totaled $4.8 million (after a base management fee waiver of $0.9 million), incentive fee totaled $2.7 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $5.9 million and general and administrative expenses totaled $1.1 million. Net expenses for the three months ended December 31, 2016 totaled $16.8 million. Base management fee for the same period totaled $5.3 million (after a base management fee waiver of $1.0 million), incentive fee totaled $2.9 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $6.7 million, general and administrative expenses totaled $1.5 million and provision for taxes totaled $0.4 million. The decrease in expenses compared to the same period in the prior year was primarily due to a decrease in debt related interest and expenses and base management fees.

Net Investment Income

Net investment income totaled $14.2 million, or $0.20 per share, for the three months ended December 31, 2017, and $15.0 million, or $0.21 per share, for the three months ended December 31, 2016. The decrease in net investment income per share compared to the same period in the prior year was primarily due to a reduction of our portfolio at cost.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2017 totaled $192.3 million and net realized gains totaled $3.8 million. Sales and repayments of investments for the three months ended December 31, 2016 totaled $64.2 million and net realized losses totaled $22.2 million. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility, the 2019 Notes and the 2025 Notes

For the three months ended December 31, 2017 and 2016, we reported net change in unrealized (depreciation) appreciation on investments of $(6.8) million and $25.4 million, respectively. As of December 31, 2017 and September 30, 2017, our net unrealized depreciation on investments totaled $63.2 million and $56.4 million, respectively. The net change in unrealized (depreciation) appreciation on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized depreciation (appreciation) of investments that were realized.

For the three months ended December 31, 2017, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.1 million. For the three months ended December 31, 2016, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized depreciation of $5.8 million. As of December 31, 2017 and September 30, 2017, net unrealized appreciation on the Credit Facility and the 2019 Notes totaled $1.2 million and $2.3 million, respectively. The change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $12.3 million, or $0.18 per share, for the three months ended December 31, 2017. This compares to a net change in net assets resulting from operations of $24.0 million, or $0.34 per share, for the three months ended December 31, 2016. The decrease in the net change in net assets from operations compared to the same period in the prior year was primarily due to the reduction of our portfolio and depreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

The annualized weighted average cost of debt for the three months ended December 31, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.32% and 4.51%, respectively.

As of December 31, 2017, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2017 and September 30, 2017, there was $79.4 million in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.47% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of December 31, 2017 and September 30, 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of December 31, 2017 and September 30, 2017, we had $365.6 million of unused borrowing capacity under our Credit Facility, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see the Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed August 7, 2017 and incorporated by reference therein. As of December 31, 2017, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions. Please see our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $105.0 million as of December 31, 2017. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $79.0 million as of December 31, 2017. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2017 and September 30, 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $184.0 million and $199.0 million was drawn, respectively. As of December 31, 2017 and September 30, 2017, the unamortized fees on the SBA debentures was $4.3 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2017 and September 30, 2017 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2017 Principal Balance
September 21, 2011	September 1, 2021	3.38%	$105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$184,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2017, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required asset coverage ratio is met after such borrowing. As of December 31, 2017 and September 30, 2017, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

At December 31, 2017 and September 30, 2017, we had cash and cash equivalents of $72.8 million and $38.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $62.4 million for the three months ended December 31, 2017, and our financing activities used cash of $27.8 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and repay the SBA debentures.

Our operating activities used cash of $108.3 million for the three months ended December 31, 2016, and our financing activities provided cash of $77.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net borrowings under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2017, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$79.4	$—	$—	$79.4	$—
SBA debentures	184.0	—	—	105.0	79.0
2019 Notes	250.0	—	250.0	—	—
Total debt outstanding (1)	513.4	—	250.0	184.4	79.0
Unfunded investments (2)	37.5	0.4	1.9	19.4	15.8
Total contractual obligations	$550.9	$0.4	$251.9	$203.8	$94.8

(1)

The annualized weighted average cost of debt as of December 31, 2017, excluding debt issuance costs, was 3.68% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018, the Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During the three months ended December 31, 2017 and 2016, we declared distributions of $0.18 and $0.28 per share, respectively, for total distributions of $12.8 million and $19.9 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, common stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of the calendar year and in our periodic reports filed with the SEC.

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

Recent Developments

We entered into the Second Amended and Restated Investment Advisory Management Agreement, dated February 6, 2018, between the Company and the Investment Adviser to implement the previously announced permanent reductions in base management and incentive fees. Under the agreement, (i) base management fees are 1.50% of the Company’s “average adjusted gross assets”, (ii) the income-based incentive fee is 17.5% of the Company’s pre-incentive fee net investment income (subject to a 7.00% annualized “hurdle rate” and 100% “catch-up” with a ceiling of 8.4848%) and (iii) the capital gains incentive fee is 17.5% of the Company’s cumulative net realized capital gains.

Subsequent to quarter-end, $21.2 million of our equity investments have been monetized.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, our debt portfolio consisted of 82% variable-rate investments (including 12% where LIBOR was below the floor) and 18% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (In Thousands)	Change In Interest Income, Net Of Interest Expense Per Share
Down 1%	$(5,595)	$(0.08)
Up 1%	$6,725	$0.09
Up 2%	$13,403	$0.19
Up 3%	$20,081	$0.28
Up 4%	$26,760	$0.38

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on December 2, 2015).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1*	Second Amended and Restated Investment Advisory Management Agreement, dated as of February 6, 2018, between the Registrant and PennantPark Investment Advisers, LLC.

11	Computation of Per Share Earnings (included in the notes to the Consolidated Financial Statements contained in this Report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 7, 2018	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 7, 2018	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)