Form 10-Q
period 2018-03-31
PENNANTPARK INVESTMENT CORP
filed 2018-05-09
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2018 was 71,060,836.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries unless the context suggests otherwise. “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2025 Notes” refers to our 6.25% notes due 2025; “2019 Notes” refers to our 4.50% notes due 2019; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio or investments include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$705,364,389 and $824,106,322, respectively)	$728,195,206	$849,351,548
Non-controlled, affiliated investments (cost—$91,601,721 and $185,799,943, respectively)	74,902,002	189,674,977
Controlled, affiliated investments (cost—$243,662,176 and $200,120,407, respectively)	144,842,821	114,550,983
Total of investments (cost—$1,040,628,286 and $1,210,026,672, respectively)	947,940,029	1,153,577,508
Cash and cash equivalents (cost—$170,265,666 and $38,182,373, respectively)	170,219,549	38,202,068
Interest receivable	6,118,899	5,906,976
Receivable for investments sold	26,983,525	—
Prepaid expenses and other assets	2,285,185	4,509,289
Total assets	1,153,547,187	1,202,195,841
Liabilities
Distributions payable	12,790,950	12,790,950
Payable for investments purchased	—	1,014,000
Credit Facility payable (cost—$41,520,000 and $79,392,900, respectively) (See Notes 5 and 10)	41,685,939	76,037,341
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	250,617,500	255,665,000
SBA debentures payable, net (par—$200,000,000 and $199,000,000, respectively) (See Notes 5 and 10)	194,866,410	194,364,653
Base management fee payable, net (See Note 3)	3,873,738	4,845,237
Performance-based incentive fee payable, net (See Note 3)	2,845,616	2,270,008
Interest payable on debt	6,444,374	6,876,756
Accrued other expenses	865,683	1,523,425
Total liabilities	513,990,210	555,387,370
Commitments and contingencies (See Note 11)
Net assets
Common stock, 71,060,836 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	71,061	71,061
Paid-in capital in excess of par value	818,737,784	818,737,784
Undistributed net investment income	5,334,784	3,333,195
Accumulated net realized loss on investments	(91,071,422)	(116,598,355)
Net unrealized depreciation on investments	(92,731,791)	(56,425,773)
Net unrealized appreciation on debt	(783,439)	(2,309,441)
Total net assets	$639,556,977	$646,808,471
Total liabilities and net assets	$1,153,547,187	$1,202,195,841
Net asset value per share	$9.00	$9.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$19,734,120	$22,881,267	$41,117,339	$44,532,692
Payment in kind	1,675,075	1,209,049	2,959,984	1,429,753
Other income	2,486,424	1,565,617	4,073,066	3,668,153
From non-controlled, affiliated investments:
Interest	1,376,065	2,990,507	2,591,899	5,781,439
Payment in kind	234,349	1,449,879	1,807,655	2,884,628
Other income	—	—	—	22,500
From controlled, affiliated investments:
Interest	970,264	210,809	1,450,694	390,544
Payment in kind	749,312	3,407,865	1,893,397	6,874,194
Total investment income	27,225,609	33,714,993	55,894,034	65,583,903
Expenses:
Base management fee (See Note 3)	3,873,739	6,332,507	9,608,876	12,607,289
Performance-based incentive fee (See Note 3)	2,845,616	3,643,189	6,030,820	7,017,399
Interest and expenses on debt (See Note 10)	5,940,893	7,179,057	11,798,271	13,914,631
Administrative services expenses (See Note 3)	521,625	894,000	1,043,250	1,788,000
Other general and administrative expenses	628,290	668,483	1,256,580	1,336,990
Expenses before Management Fees waiver and provision for taxes	13,810,163	18,717,236	29,737,797	36,664,309
Management Fees waiver (See Note 3)	—	(1,596,111)	(1,427,253)	(3,139,950)
Provision for taxes	—	425,000	—	850,000
Net expenses	13,810,163	17,546,125	28,310,544	34,374,359
Net investment income	13,415,446	16,168,868	27,583,490	31,209,544
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	12,876,286	13,248,244	14,669,329	(8,947,090)
Non-controlled and controlled, affiliated investments	8,877,164	(31,990,981)	10,857,604	(31,990,981)
Net realized gain (loss) on investments	21,753,450	(18,742,737)	25,526,933	(40,938,071)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(4,219,398)	(6,279,870)	(2,481,333)	13,356,331
Non-controlled and controlled, affiliated investments	(25,313,724)	26,429,957	(33,824,685)	32,166,856
Debt depreciation (appreciation) (See Notes 5 and 10)	399,236	(6,116,548)	1,526,002	(285,864)
Net change in unrealized (depreciation) appreciation on investments and debt	(29,133,886)	14,033,539	(34,780,016)	45,237,323
Net realized and unrealized (loss) gain from investments and debt	(7,380,436)	(4,709,198)	(9,253,083)	4,299,252
Net increase in net assets resulting from operations	$6,035,010	$11,459,670	$18,330,407	$35,508,796
Net increase in net assets resulting from operations per common share (See Note 7)	$0.08	$0.16	$0.26	$0.50
Net investment income per common share	$0.19	$0.23	$0.39	$0.44

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Net increase in net assets resulting from operations:
Net investment income	$27,583,490	$31,209,544
Net realized gain (loss) on investments	25,526,933	(40,938,071)
Net change in unrealized (depreciation) appreciation on investments	(36,306,018)	45,523,187
Net change in unrealized depreciation (appreciation) on debt	1,526,002	(285,864)
Net increase in net assets resulting from operations	18,330,407	35,508,796
Distributions to stockholders:	(25,581,901)	(32,687,985)
Net (decrease) increase in net assets	(7,251,494)	2,820,811
Net assets:
Beginning of period	646,808,471	643,366,856
End of period	$639,556,977	$646,187,667
Undistributed net investment income, at end of period	$5,334,784	$1,640,939

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$18,330,407	$35,508,796
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized depreciation (appreciation) on investments	36,306,018	(45,523,187)
Net change in unrealized (depreciation) appreciation on debt	(1,526,002)	285,864
Net realized (gain) loss on investments	(25,526,933)	40,938,071
Net accretion of discount and amortization of premium	(1,065,571)	(1,791,876)
Purchases of investments	(235,438,471)	(289,692,765)
Payment-in-kind income	(7,374,499)	(11,287,854)
Proceeds from dispositions of investments	438,686,113	266,232,636
Amortization of deferred financing costs	1,223,507	334,666
Increase in interest receivable	(211,923)	(3,134,394)
Increase in receivable for investments sold	(26,983,525)	(12,086,044)
Decrease in prepaid expenses and other assets	2,224,104	340,117
Decrease in payable for investments purchased	(1,014,000)	—
(Decrease) increase in interest payable on debt	(432,382)	129,187
(Decrease) increase in base management fee payable, net	(971,499)	244,475
Increase in performance-based incentive fee payable, net	575,608	194,836
(Decrease) increase in accrued other expenses	(657,742)	487,032
Net cash provided by (used in) operating activities	196,143,210	(18,820,440)
Cash flows from financing activities:
Capitalized borrowing costs	(1,721,750)	—
Distributions paid to stockholders	(25,581,900)	(39,794,068)
Borrowings under SBA debentures	71,000,000	—
Repayments under SBA debentures	(70,000,000)	—
Borrowings under Credit Facility	132,520,000	345,760,000
Repayments under Credit Facility	(170,392,900)	(296,513,400)
Net cash (used in) provided by financing activities	(64,176,550)	9,452,532
Net increase (decrease) in cash equivalents	131,966,660	(9,367,908)
Effect of exchange rate changes on cash	50,821	325,002
Cash and cash equivalents, beginning of period	38,202,068	75,608,113
Cash and cash equivalents, end of period	$170,219,549	$66,565,207
Supplemental disclosure of cash flow information:
Interest paid	$11,007,147	$13,450,777
Taxes paid	$498,102	$102,458
Non-cash exchanges and conversions	$31,942,605	$25,049,756

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—113.9% (1), (2)
First Lien Secured Debt—43.2%
ACC of Tamarac, LLC	06/20/2022	Telecommunications	11.52%	3M L+950	7,443,750	$7,336,636	$7,518,188
Allied America, Inc.	08/08/2022	Business Services	9.31%	3M L+700	21,548,654	21,193,027	21,656,397
Allied America, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	9.77%	3M L+800	15,000,000	14,858,965	14,850,000
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	9.19%	3M L+750	19,750,000	19,494,826	19,750,000
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	10.17%	1M L+850	25,512,022	24,954,691	25,512,022
Cano Health, LLC (Revolver) (7)	09/21/2018	Healthcare, Education and Childcare	—	—	900,000	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.88%	1M L+700	9,900,000	9,775,710	9,706,178
Deva Holdings, Inc.	10/31/2023	Consumer Products	8.14%	3M L+675	4,987,500	4,894,011	4,937,625
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—	—	385,000	—	—
eCommission Financial Services, Inc. (11)	08/29/2022	Financial Services	9.39%	1M L+750	19,900,000	19,539,982	19,900,000
eCommission Financial Services, Inc. (7), (11)	08/29/2022	Financial Services	—	—	4,000,000	—	—
eCommission Financial Services, Inc. (Revolver) (7), (11)	08/29/2022	Financial Services	—	—	4,000,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	10.30%	3M L+800	19,713,838	19,359,189	19,713,838
Home Town Cable TV, LLC	06/20/2022	Telecommunications	11.52%	3M L+950	10,000,000	9,826,816	10,100,000
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	11.17%	1M L+950	13,722,750	13,504,645	13,722,750
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.65%	1M L+900	14,522,529	14,298,884	14,522,529
Ox Two, LLC	02/27/2023	Building Materials	12.00%	P+725	22,500,000	22,059,559	22,050,000
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.00%	P+725	500,000	500,000	500,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	2,000,000	—	—
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	8.19%	3M L+625	20,581,250	20,270,628	20,581,250
SFP Holding, Inc. (7)	09/01/2022	Buildings and Real Estate	—	—	1,875,000	—	—
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Buildings and Real Estate	—	—	2,500,000	—	—
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	13.13%	1M L+1,125	23,718,379	23,419,360	23,599,787
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.31%	1M L+900	8,520,313	8,520,313	8,094,297
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	10.89%	1M L+900	19,402,500	19,042,032	19,208,475
Whitney, Bradley & Brown, Inc. (Revolver)	10/18/2022	Aerospace and Defense	10.89%	1M L+900	550,000	550,000	544,500
Whitney, Bradley & Brown, Inc. (Revolver) (7)	10/18/2022	Aerospace and Defense	—	—	916,667	—	(9,167)
Total First Lien Secured Debt						273,399,274	276,458,669
Second Lien Secured Debt—57.7%
Balboa Capital Corporation (11)	03/04/2022	Financial Services	13.75%	—	28,500,000	28,306,638	28,500,000
Condor Borrower, LLC	04/25/2025	Business Services	10.51%	3M L+875	12,500,000	12,260,065	12,500,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.56%	3M L+825	23,024,259	22,585,242	23,024,259
Howard Berger Co. LLC	09/30/2020	Distribution	12.31%	3M L+1,000	44,062,500	42,823,514	41,859,375
			(PIK 5.05%)
Infogroup, Inc.	04/03/2024	Other Media	10.94%	3M L+925	20,400,000	20,033,258	20,094,000
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—	455,974	388,125	455,974
			(PIK 11.00%)
MailSouth, Inc.	10/22/2021	Printing and Publishing	12.19%	3M L+1,050	26,425,000	26,046,330	26,425,000
Parq Holdings Limited Partnership (8), (11)	12/17/2021	Hotels, Motels, Inns and Gaming	14.45%	6M L+1,200	76,500,000	76,500,000	83,516,878
Pathway Partners Vet Management LLC	10/10/2025	Healthcare, Education and Childcare	9.87%	1M L+800	7,634,259	7,577,518	7,557,917
Pathway Partners Vet Management LLC (7)	10/10/2025	Healthcare, Education and Childcare	—	—	4,365,741	—	(43,657)
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.88%	1M L+900	42,750,000	42,506,857	42,750,000
PT Network, LLC	04/12/2023	Healthcare, Education and Childcare	11.71%	3M L+1,000	41,666,667	40,904,881	41,250,000
PT Network, LLC (7)	04/12/2023	Healthcare, Education and Childcare	—	—	8,333,333	—	(83,333)
Shift4 Payments, LLC (f/k/a Lighthouse	11/28/2025	Financial Services	10.38%	—	22,000,000	21,785,817	21,917,500
Network, LLC)
Veritext Corp.	01/30/2023	Business Services	11.30%	3M L+900	18,834,375	18,384,530	18,834,374
Total Second Lien Secured Debt						360,102,775	368,558,287
Subordinated Debt/Corporate Notes—5.0%
Cascade Environmental LLC	08/20/2021	Environmental Services	14.00%	—	33,696,872	33,233,494	32,348,997
			(PIK 12.00%)
Preferred Equity/Partnership Interests—0.7% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	582,040
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	949	949,050	1,400,905
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	64,277
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	491,723
HW Holdco, LLC	—	Other Media	8.00%	—	3,591	—	25,264
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%	—	1,197	1,197,000	1,608,385
Total Preferred Equity/Partnership Interests						3,202,050	4,172,594

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—7.3% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,402
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,643,285
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC	—	Cargo Transport	—	—	—	(13)	5,411,024	3,950,525
(Intermediate Transportation 100, LLC) (9)
Cascade Environmental LLC (9)	—	Environmental Services	—	—	24,382		2,518,909	853,368
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000		840,004	881,389
(Allied America, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,179,510
(SFP Holdings, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	3,747,129
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		800,000	1,080,768
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	927,598
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,732,404
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,018,487
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	3,220,651
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	1,071,060
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	601,032
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	1,000,000		1,000,000	—
MidOcean PPL Holdings, Corp.	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	14,000,000
(Pre-Paid Legal Services, Inc.)
Patriot National, Inc. (12)	—	Insurance	—	—	100,885		238,038	1,402
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330		133,000	2,335,734
WBB Equity, LLC		Aerospace and Defense	—	—	628,571		628,571	647,429
(Whitney, Bradley & Brown, Inc.) (9)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	763,486
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants							35,426,796	46,656,659
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							705,364,389	728,195,206
Investments in Non-Controlled, Affiliated Portfolio Companies—11.7% (1), (2)
First Lien Secured Debt—1.9%
U.S. Well Services, LLC	02/02/2022	Oil and Gas	10.65%	1M L+900	10,256,131		10,185,372	10,256,131
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.65%	1M L+600	1,680,528		1,680,528	1,680,528
U.S. Well Services, LLC (Revolver) (7)	02/02/2022	Oil and Gas	—	—	511,893		—	—
Total First Lien Secured Debt							11,865,900	11,936,659
Common Equity/Partnership Interests/Warrants—9.8% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	17,867,050
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,973	44,498
Big Run, Inc.	—	Environmental Services	—	—	143,668		674,943	674,943
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389		29,711,576	31,896,700
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104		1,556,086	1,676,319
USWS Holdings, LLC - Class A and Class B (9)	—	Oil and Gas	—	—	8,190,817		7,023,750	10,805,833
Total Common Equity/Partnership Interests/Warrants							79,735,821	62,965,343
Total Investments in Non-Controlled, Affiliated Portfolio Companies							91,601,721	74,902,002

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—22.6% (1), (2)
First Lien Secured Debt—14.7%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.35%	3M L+575	£28,000,000	$39,051,600	$39,250,316
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
Superior Digital Displays, LLC	12/31/2018	Media	7.20%	3M L+550	23,970,765	23,267,294	19,800,000
			(PIK 7.20%)
Total First Lien Secured Debt						97,318,894	94,050,316
Preferred Equity—2.2% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	14,302,880
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	792,042	27,581,026	—
Total Preferred Equity						42,973,215	14,302,880
Common Equity—5.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	133,171
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	36,356,454
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,370,067	36,489,625
Total Investments in Controlled, Affiliated Portfolio Companies						243,662,176	144,842,821
Total Investments—148.2%						1,040,628,286	947,940,029
Cash and Cash Equivalents—26.6%
BlackRock Federal FD Institutional 30						91,864,773	91,864,773
BNY Mellon Cash Reserve and Cash						78,400,893	78,354,776
Total Cash and Cash Equivalents						170,265,666	170,219,549
Total Investments and Cash Equivalents—174.8%						$1,210,893,952	$1,118,159,578
Liabilities in Excess of Other Assets—(74.8%)							(478,602,601)
Net Assets—100.0%							$639,556,977

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

(8)	Non-U.S. company or principal place of business outside the United States.
(9)	Investment is held through our Taxable Subsidiaries (See Note 1).
(10)	Par / Shares amount is denominated in British Pounds (£) as denoted.
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, qualifying assets represent 85% of the Company’s total assets and non-qualifying assets represent 15% of the Company’s total assets.

(12)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (See Note 5).
(13)	Share amount is 70,443,882,243.

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

MARCH 31, 2018

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

We have formed and expect to continue to form certain Taxable Subsidiaries, which are subject to tax as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

Our Consolidated Financial Statements are prepared in accordance with GAAP, consistent with ASC Topic 946, Financial Services – Investment Companies, and pursuant to the requirements for reporting on Form 10-K/Q and Articles 6, 10 and 12 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X, we have provided a Consolidated Statement of Changes in Net Assets in lieu of a Consolidated Statement of Changes in Stockholders’ Equity.

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

MARCH 31, 2018

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

(b)Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material level of federal income taxes. However, we may elect to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For both the three and six months ended March 31, 2018, we did not record a provision for taxes. For the three and six months ended March 31, 2017, we recorded a provision for taxes of $0.4 million ($0.1 million of excise tax and $0.3 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $0.9 million ($0.3 million of excise tax and $0.6 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for interest or penalties. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

(d)Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include certain tax-qualified dividends and/or a return of capital.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

(f)Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiaries in our Consolidated Financial Statements.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Investment Management Agreement, as amended and restated on February 6, 2018, we implemented the previously announced permanent reductions in base management and incentive fees, effective January 1, 2018. The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and adjusted to exclude cash, cash equivalents and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and six months ended March 31, 2018, the Investment Adviser earned a base management fee of $3.9 million and $8.7 million (after a waiver of $0.9 million), respectively, from us. For the three and six months ended March 31, 2017, the Investment Adviser earned a base management fee of $5.3 million (after a waiver of $1.0 million) and $10.6 million (after a waiver of $2.0 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and six months ended March 31, 2018, the Investment Adviser earned $2.8 million and $5.5 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2017, the Investment Adviser earned $3.1 million (after a waiver of $0.6 million) and $5.9 million (after a waiver of $1.1 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2018 and 2017, the Investment Adviser did not earn an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2018, we reimbursed the Investment Adviser approximately $0.7 million and $1.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2017, we reimbursed the Investment Adviser approximately $1.2 million and $1.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the three and six months ended March 31, 2018, there were no transactions with any affiliated fund managed by our Investment Adviser. During the three and six months ended March 31, 2017, the Company purchased zero and $5.0 million, respectively, from and sold $45.6 million and $45.6 million in total investments, respectively, to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 under the 1940 Act. Realized gains on those sales amounted to $1.1 million.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2018 totaled $100.7 million and $242.8 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $68.8 million and $301.0 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2018 totaled $246.4 million and $438.7 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $202.0 million and $266.2 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2018		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$382,584,068	$382,445,644	$465,235,137	$466,076,352
Second lien	360,102,775	368,558,287	389,336,314	399,544,383
Subordinated debt / corporate notes	33,233,494	32,348,997	116,596,887	120,707,763
Equity	264,707,949	164,587,101	238,858,334	167,249,010
Total investments	1,040,628,286	947,940,029	1,210,026,672	1,153,577,508
Cash and cash equivalents	170,265,666	170,219,549	38,182,373	38,202,068
Total investments and cash and cash equivalents	$1,210,893,952	$1,118,159,578	$1,248,209,045	$1,191,779,576

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2018	September 30, 2017
Healthcare, Education and Childcare	16%	6%
Hotels, Motels, Inns and Gaming	9	10
Energy and Utilities	8	6
Financial Services	8	7
Personal, Food and Miscellaneous Services	8	9
Business Services	6	6
Distribution	6	5
Oil and Gas	6	6
Consumer Products	4	5
Environmental Services	4	5
Manufacturing / Basic Industries	4	4
Printing and Publishing	4	2
Beverage, Food and Tobacco	3	3
Other Media	3	2
Aerospace and Defense	2	2
Building Materials	2	2
Buildings and Real Estate	2	4
Media	2	4
Telecommunications	2	1
Diversified Natural Resources, Precious Metals and Minerals	—	2
Electronics	—	4
Other	1	5
Total	100%	100%

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC Topic 820, Fair Value Measurement, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the six months ended March 31, 2018 and 2017, our ability to observe valuation inputs resulted in no reclassifications.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$92,275,760	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	382,445,644	Market Comparable	Market Yield	6.4% – 15.2% (10.4%)
Second lien	276,282,527	Market Comparable	Market Yield	10.5% – 16.8% (13.5%)
Subordinated debt / corporate notes	32,348,997	Market Comparable	Market Yield	13.5% – 13.5% (13.5%)
Equity	163,514,639	Enterprise Market Value	EBITDA multiple	3.0x – 16.3x (8.5x)
Total Level 3 investments	$946,867,567
Long-Term Credit Facility	$41,685,939	Market Comparable	Market Yield	5.2%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

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

Our investments, cash and cash equivalents, Credit Facility and the 2019 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$783,352,928	$—	$—	$783,352,928
Equity investments	164,587,101	1,072,462	—	163,514,639
Total investments	947,940,029	1,072,462	—	946,867,567
Cash and cash equivalents	170,219,549	170,219,549	—	—
Total investments and cash and cash equivalents	$1,118,159,578	$171,292,011	$—	$946,867,567
Long-Term Credit Facility	$41,685,939	$—	$—	$41,685,939
2019 Notes	250,617,500	—	250,617,500	—
Total debt	$292,303,439	$—	$250,617,500	$41,685,939

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$986,328,498	$—	$—	$986,328,498
Equity investments	167,249,010	980,442	—	166,268,568
Total investments	1,153,577,508	980,442	—	1,152,597,066
Cash and cash equivalents	38,202,068	38,202,068	—	—
Total investments and cash and cash equivalents	$1,191,779,576	$39,182,510	$—	$1,152,597,066
Long-Term Credit Facility	$76,037,341	$—	$—	$76,037,341
2019 Notes	255,665,000	—	255,665,000	—
Total debt	$331,702,341	$—	$255,665,000	$76,037,341

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	228,516	25,180,672	25,409,188
Net unrealized depreciation	(7,727,570)	(28,603,544)	(36,331,114)
Purchases, PIK interest, net discount accretion and non-cash exchanges	196,129,942	47,748,598	243,878,540
Sales, repayments and non-cash exchanges	(391,606,458)	(47,079,655)	(438,686,113)
Transfers in/out of Level 3	—	—	—
Ending Balance	$783,352,928	$163,514,639	$946,867,567
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$495,319	$(8,163,639)	$(7,668,320)

	Six Months Ended March 31, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized losses	(44,208,630)	(7,874,848)	(52,083,478)
Net unrealized appreciation	51,972,266	5,894,209	57,866,475
Purchases, PIK interest, net discount accretion and non-cash exchanges	295,459,322	19,802,551	315,261,873
Sales, repayments and non-cash exchanges	(248,458,961)	(18,177,009)	(266,635,970)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,054,910,678	$125,277,920	$1,180,188,598
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized appreciation (depreciation) on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$18,366,054	$(1,093,728)	$17,272,326

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $79,392,900 and $50,339,700, respectively)	$76,037,341	$39,551,187
Net change in unrealized appreciation (depreciation) included in earnings	3,521,498	(306,136)
Borrowings (1)	76,520,000	219,760,000
Repayments (1)	(114,392,900)	(172,513,400)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $41,520,000 and $97,586,300, respectively)	$41,685,939	$86,491,651
Temporary draws outstanding, at cost	—	2,000,000
Ending Balance (cost – $41,520,000 and $99,586,300, respectively)	$41,685,939	$88,491,651

(1)	Excludes temporary draws.

As of March 31, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,520,000	$42,053,910	April 3, 2018	$533,910

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During both the three and six months ended March 31, 2018 and 2017, we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $0.4 million and $1.5 million, respectively. For the three and six months ended March 31, 2017, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized appreciation of $6.1 million and $0.3 million, respectively. As of March 31, 2018 and September 30, 2017, net unrealized appreciation on our Credit Facility and the 2019 Notes totaled $0.8 million and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2017 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2018 (1)	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited (3)	$—	$39,184,097	$—	$116,122	$199,390	$39,383,487	$—
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	16,945,557	1,073,864	—	—	(3,716,541)	14,302,880	—
RAM Energy LLC	71,406,572	350,000	(350,000)	1,422,633	(50,118)	71,356,454	—
Superior Digital Displays Holdings, Inc.	26,198,854	9,834,635	(7,000,000)	1,805,336	(9,682,663)	19,800,000	187,236
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	19,704,139	—	—	—	(1,792,591)	17,911,548	—
American Gilsonite Company	22,807,532	504,246	(26,983,525)	1,102,999	(4,445,455)	—	8,106,203
Big Run, Inc. (4)	—	674,943	—	—	—	674,943	—
Corfin Industries LLC	24,089,476	—	(26,718,516)	993,423	(683,831)	—	3,275,558
EnviroSolutions Holdings, Inc.	25,236,136	103,947	(18,941,616)	454,098	(3,801,810)	—	(2,607,337)
ETX Energy, LLC	44,430,932	894,101	—	281,289	(4,691,191)	33,573,019	(6,458,849)
TRAK Acquisition Corp.	32,175,378	15,000,000	(48,318,847)	895,459	(5,849,743)	—	6,955,332
U.S. Well Services, LLC	21,231,384	814,224	—	672,285	689,868	22,742,492	—
Total Controlled and Non-Controlled Affiliates	$304,225,960	$68,434,057	$(128,312,504)	$7,743,644	$(33,824,685)	$219,744,823	$9,458,143

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Became a controlled affiliate during the three months ended March 31, 2018.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2018.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator for net increase in net assets resulting from operations	$6,035,010	$11,459,670	$18,330,407	$35,508,796
Denominator for basic and diluted weighted average shares	71,060,836	71,060,836	71,060,836	71,060,836
Basic and diluted net increase in net assets per share resulting from operations	$0.08	$0.16	$0.26	$0.50

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2018 and September 30, 2017, cash and cash equivalents consisted of money market funds in the amounts of $170.2 million and $38.2 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$9.10	$9.05
Net investment income (1)	0.39	0.44
Net realized and unrealized (loss) gain (1)	(0.13)	0.06
Net increase in net assets resulting from operations (1)	0.26	0.50
Distributions to stockholders (1), (2)	(0.36)	(0.46)
Net asset value, end of period	$9.00	$9.09
Per share market value, end of period	$6.68	$8.14
Total return* (3)	(6.38)%	14.62%
Shares outstanding at end of period	71,060,836	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	5.09%	6.30%
Ratio of interest and expenses on debt to average net assets	3.64%	4.29%
Ratio of total expenses to average net assets (5), (6)	8.73%	10.59%
Ratio of net investment income to average net assets (6)	8.51%	9.61%
Net assets at end of period	$639,556,977	$646,187,667
Weighted average debt outstanding (7)	$515,320,931	$635,354,299
Weighted average debt per share (1), (7)	$7.25	$8.94
Asset coverage per unit (8)	$3,188	$2,554
Portfolio turnover ratio	43.45%	44.13%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the six months ended March 31, 2018 and 2017, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 5.53% and 7.27%, respectively, and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 9.17% and 11.55%, respectively.

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

10. DEBT

Our annualized weighted average cost of debt for the six months ended March 31, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.58% and 4.38%, respectively. As of March 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of March 31, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2018 and September 30, 2017, there was $41.5 million and $79.4 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.88% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of March 31, 2018 and September 30, 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $50.0 million as of March 31, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2018

(Unaudited)

pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of March 31, 2018 and September 30, 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $200.0 million and $199.0 million was drawn, respectively. As of March 31, 2018 and September 30, 2017, the unamortized fees on the SBA debentures was $5.1 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.36%	$50,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.17%	$200,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2018, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of March 31, 2018 and September 30, 2017, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2018 and September 30, 2017, we had $31.8 million and $21.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

12. SUBSEQUENT EVENTS

Subsequent to quarter-end, we announced a share repurchase plan which allows us to repurchase up to $30.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program will expire on May 8, 2019.

Subsequent to quarter-end, we repaid $15.0 million of SBA debentures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2018, the related consolidated statements of operations for the three-month and six-month periods ended March 31, 2018 and 2017, the related consolidated statements of changes in net assets and cash flows for the six-month periods ended March 31, 2018 and 2017 and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2017, and the related  consolidated statement of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 29, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of September 30, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP

New York, New York

May 9, 2018

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2018, our portfolio totaled $947.9 million and consisted of $382.4 million of first lien secured debt, $368.6 million of second lien secured debt, $32.3 million of subordinated debt and $164.6 million of preferred and common equity. Our debt portfolio consisted of 87% variable-rate investments (including 8% where LIBOR was below the floor) and 13% fixed-rate investments. As of March 31, 2018, we had no companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $92.7 million as of March 31, 2018. Our overall portfolio consisted of 49 companies with an average investment size of $19.3 million, had a weighted average yield on interest bearing debt investments of 11.5% and was invested 40% in first lien secured debt, 39% in second lien secured debt, 4% in subordinated debt and 17% in preferred and common equity.

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

For the three months ended March 31, 2018, we invested $97.0 million in three new and six existing portfolio companies with a weighted average yield on debt investments of 8.9%. Sales and repayments of investments for the three months ended March 31, 2018 totaled $246.4 million. For the six months ended March 31, 2018, we invested $235.4 million in eight new and 13 existing portfolio companies with a weighted average yield on debt investments of 10.0%. Sales and repayments of investments for the six months ended March 31, 2018 totaled $438.7 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facility are classified as Level 3. Our 2019 Notes are classified as Level 2. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs in cash equivalents, investments, our 2019 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During both the three and six months ended March 31, 2018 and 2017, we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $0.4 million and $1.5 million, respectively. For the three  and six months ended March 31, 2017, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized appreciation of $6.1 million and $0.3 million, respectively. As of March 31, 2018 and September 30, 2017, net unrealized appreciation on our Credit Facility and the 2019 Notes totaled $0.8 million and $2.3 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments, our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Payment-in-Kind or PIK Interest

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2018 and 2017.

Investment Income

Investment income for the three and six months ended March 31, 2018 was $27.2 million and $55.9 million, respectively, and was attributable to $12.7 million and $25.4 million from first lien secured debt, $11.3 million and $24.2 million from second lien secured debt and $3.2 million and $6.3 million from subordinated debt, preferred and common equity, respectively. This compares to investment income for the three and six months ended March 31, 2017, which was $33.7 million and $65.6 million, respectively, and was attributable to $15.2 million and $28.3 million from first lien secured debt, $13.0 million and $25.6 million from second lien secured debt and $5.5 million and $11.7 million from subordinated debt, preferred and common equity, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to a reduction of our portfolio at cost.

Expenses

Net expenses for the three and six months ended March 31, 2018 totaled $13.8 million and $28.3 million, respectively. Base management fee for the same periods totaled $3.9 million and $8.7 million (after a base management fee waiver of $0.9 million), incentive fee totaled $2.8 million and $5.5 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $5.9 million and $11.8 million and general and administrative expenses totaled $1.2 million and $2.3 million, respectively. This compares to net expenses for the three and six months ended March 31, 2017, which totaled $17.5 million and $34.4 million, respectively. Base management fee for the same periods totaled $5.3 million (after a base management fee waiver of $1.0 million) and $10.6 million (after a base management fee waiver of $2.0 million), incentive fee totaled $3.1 million (after an incentive fee waiver of $0.6 million) and $5.9 million (after an incentive fee waiver of $1.1 million), debt related interest and expenses totaled $7.2 million and $13.9 million, general and administrative expenses totaled $1.5 million and $3.1 million and provision for taxes totaled $0.4 million and $0.9 million, respectively. The decrease in expenses compared to the same periods in the prior year was primarily due to a reduction of our portfolio at cost, a decrease in debt related interest and expenses and base management fees.

Net Investment Income

Net investment income totaled $13.4 million and $27.6 million, or $0.19 and $0.39 per share, for the three and six months ended March 31, 2018, respectively. Net investment income totaled $16.2 million and $31.2 million, or $0.23 and $0.44 per share, for the three and six months ended March 31, 2017, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to a reduction of our portfolio at cost.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2018 totaled $246.4 million and $438.7 million, respectively, and net realized gains totaled $21.8 million and $25.5 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2017 totaled $202.0 million and $266.2 million, respectively, and net realized losses totaled $18.7 million and $40.9 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility, the 2019 Notes and the 2025 Notes

For the three and six months ended March 31, 2018, we reported net change in unrealized depreciation on investments of $29.5 million and $36.3 million, respectively. For the three and six months ended March 31, 2017, we reported net change in unrealized appreciation on investments of $20.2 million and $45.5 million, respectively. As of March 31, 2018 and September 30, 2017, our net unrealized depreciation on investments totaled $92.7 million and $56.4 million, respectively. The net change in unrealized depreciation on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation of investments that were realized.

For the three and six months ended March 31, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $0.4 million and $1.5 million, respectively. For the three and six months ended March 31, 2017, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized appreciation of $6.1 million and $0.3 million, respectively. As of March 31, 2018 and September 30, 2017, our net unrealized appreciation on the Credit Facility and the 2019 Notes totaled $0.8 million and $2.3 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $6.0 million and $18.3 million, or $0.08 and $0.26 per share, for the three and six months ended March 31, 2018, respectively. This compares to a net change in net assets resulting from operations of $11.5 million and $35.5 million, or $0.16 and $0.50 per share, for the three and six months ended March 31, 2017, respectively. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to a reduction of our portfolio and depreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

The annualized weighted average cost of debt for the six months ended March 31, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.58% and 4.38%, respectively.

As of March 31, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2018 and September 30, 2017, we had $41.5 million and $79.4 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.88% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of March 31, 2018 and September 30, 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of March 31, 2018 and September 30, 2017, we had $403.5 million and $365.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, see the Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed August 7, 2017 and incorporated by reference therein. As of March 31, 2018, we were in compliance with the terms of our Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $50.0 million as of March 31, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of March 31, 2018 and September 30, 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $200.0 million and $199.0 million was drawn, respectively. As of March 31, 2018 and September 30, 2017, the unamortized fees on the SBA debentures was $5.1 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.36%	$50,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.17%	$200,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2018, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 200% asset coverage ratio is met after such borrowing. As of March 31, 2018 and September 30, 2017, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2018 and September 30, 2017, we had cash and cash equivalents of $170.2 million and $38.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $196.1 million for the six months ended March 31, 2018, and our financing activities used cash of $64.2 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and for net repayments under the Credit Facility.

Our operating activities used cash of $18.8 million for the six months ended March 31, 2017, and our financing activities provided cash of $9.5 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net borrowings under the Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2018, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$41.5	$—	$—	$41.5	$—
SBA debentures	200.0	—	—	50.0	150.0
2019 Notes	250.0	—	250.0	—	—
Total debt outstanding (1)	491.5	—	250.0	91.5	150.0
Unfunded investments (2)	31.8	0.9	—	18.2	12.7
Total contractual obligations	$523.3	$0.9	$250.0	$109.7	$162.7

(1)

The annualized weighted average cost of debt as of March 31, 2018, excluding debt issuance costs, was 3.82% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

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

Recent Developments

Subsequent to quarter-end, we announced a share repurchase plan which allows us to repurchase up to $30.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program will expire on May 8, 2019.

Subsequent to quarter-end, we repaid $15.0 million of SBA debentures.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to be treated as a RIC for federal income tax purposes and to not be subject to corporate-level tax on our undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid.

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the three and six months ended March 31, 2018, we declared distributions of $0.18 and $0.36 per share, respectively, for total distributions of $12.8 million and $25.6 million, respectively. For the same periods in the prior year, we declared distributions of $0.18 and $0.46 per share, respectively, for total distributions of $12.8 million and $32.7 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, our debt portfolio consisted of 87% variable-rate investments (including 8% where LIBOR was below the floor) and 13% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net of Interest Expense (In Thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,815)	$(0.08)
Up 1%	$6,141	$0.09
Up 2%	$12,613	$0.18
Up 3%	$19,085	$0.27
Up 4%	$25,557	$0.36

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

Item 4.Controls and Procedures

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently passed legislation may allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. As a result, if we receive the relevant approval and we comply with the applicable disclosure requirements, we will be able to incur additional indebtedness on April 5, 2019, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

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

10.1

Second Amended and Restated Investment Advisory Management Agreement, dated as of February 6, 2018, between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on February 7, 2018).

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 9, 2018	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)