Form 10-Q
period 2018-06-30
PENNANTPARK INVESTMENT CORP
filed 2018-08-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2018 was 69,988,077.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$790,789,351 and $824,106,322, respectively)	$800,681,196	$849,351,548
Non-controlled, affiliated investments (cost—$91,509,529 and $185,799,943, respectively)	75,815,977	189,674,977
Controlled, affiliated investments (cost—$249,001,007 and $200,120,407, respectively)	148,247,663	114,550,983
Total of investments (cost—$1,131,299,887 and $1,210,026,672, respectively)	1,024,744,836	1,153,577,508
Cash and cash equivalents (cost—$107,125,512 and $38,182,373, respectively)	107,091,091	38,202,068
Interest receivable	7,967,079	5,906,976
Prepaid expenses and other assets	1,578,759	4,509,289
Total assets	1,141,381,765	1,202,195,841
Liabilities
Distributions payable	12,597,854	12,790,950
Payable for investments purchased	14,700,000	1,014,000
Credit Facility payable (cost—$41,520,000 and $79,392,900, respectively) (See Notes 5 and 10)	39,310,563	76,037,341
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	251,432,500	255,665,000
SBA debentures payable, net (par—$180,000,000 and $199,000,000, respectively) (See Notes 5 and 10)	175,240,289	194,364,653
Base management fee payable, net (See Note 3)	3,772,670	4,845,237
Performance-based incentive fee payable, net (See Note 3)	2,497,843	2,270,008
Interest payable on debt	5,001,613	6,876,756
Accrued other expenses	735,749	1,523,425
Total liabilities	505,289,081	555,387,370
Commitments and contingencies (See Note 11)
Net assets
Common stock, 69,988,077 and 71,060,836 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized	69,988	71,061
Paid-in capital in excess of par value	810,962,271	818,737,784
Undistributed net investment income	4,512,842	3,333,195
Accumulated net realized loss on investments	(73,643,974)	(116,598,355)
Net unrealized depreciation on investments	(106,585,380)	(56,425,773)
Net unrealized depreciation (appreciation) on debt	776,937	(2,309,441)
Total net assets	$636,092,684	$646,808,471
Total liabilities and net assets	$1,141,381,765	$1,202,195,841
Net asset value per share	$9.09	$9.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$19,491,552	$20,154,976	$60,608,891	$64,687,668
Payment in kind	1,585,945	1,211,753	4,545,929	2,641,506
Other income	1,494,072	946,587	5,567,138	4,614,740
From non-controlled, affiliated investments:
Interest	253,191	2,415,807	2,845,090	8,197,246
Payment in kind	—	1,334,809	1,807,655	4,219,437
Other income	—	1,587,435	—	1,609,935
From controlled, affiliated investments:
Interest	1,480,768	208,432	2,931,462	598,976
Payment in kind	453,974	3,224,520	2,347,371	10,098,714
Total investment income	24,759,502	31,084,319	80,653,536	96,668,222
Expenses:
Base management fee (See Note 3)	3,772,669	5,842,601	13,381,545	18,449,890
Performance-based incentive fee (See Note 3)	2,497,843	1,358,165	8,528,663	8,375,564
Interest and expenses on debt (See Note 10)	5,565,240	6,723,980	17,363,511	20,638,611
Administrative services expenses (See Note 3)	521,625	894,000	1,564,875	2,682,000
Other general and administrative expenses	626,213	665,653	1,882,793	2,002,643
Expenses before Management Fees waiver and provision for taxes	12,983,590	15,484,399	42,721,387	52,148,708
Management Fees waiver (See Note 3)	—	(1,152,123)	(1,427,253)	(4,292,073)
Provision for taxes	—	425,000	—	1,275,000
Credit Facility amendment costs (See Notes 5 and 10)	—	3,866,633	—	3,866,633
Net expenses	12,983,590	18,623,909	41,294,134	52,998,268
Net investment income	11,775,912	12,460,410	39,359,402	43,669,954
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	17,085,362	11,693,836	31,754,691	2,746,747
Non-controlled and controlled, affiliated investments	342,086	(1,546,075)	11,199,690	(33,537,057)
Net realized gain (loss) on investments	17,427,448	10,147,761	42,954,381	(30,790,310)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(12,925,765)	(5,731,239)	(15,407,098)	7,625,092
Non-controlled and controlled, affiliated investments	(927,824)	4,039,995	(34,752,509)	36,206,851
Debt depreciation (appreciation) (See Notes 5 and 10)	1,560,376	(2,137,862)	3,086,378	(2,423,726)
Net change in unrealized (depreciation) appreciation on investments and debt	(12,293,213)	(3,829,106)	(47,073,229)	41,408,217
Net realized and unrealized gain (loss) from investments and debt	5,134,235	6,318,655	(4,118,848)	10,617,907
Net increase in net assets resulting from operations	$16,910,147	$18,779,065	$35,240,554	$54,287,861
Net increase in net assets resulting from operations per common share (See Note 7)	$0.24	$0.26	$0.50	$0.77
Net investment income per common share	$0.17	$0.18	$0.55	$0.61

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Net increase in net assets resulting from operations:
Net investment income	$39,359,402	$43,669,954
Net realized gain (loss) on investments	42,954,381	(30,790,310)
Net change in unrealized (depreciation) appreciation on investments	(50,159,607)	43,831,943
Net change in unrealized depreciation (appreciation) on debt	3,086,378	(2,423,726)
Net increase in net assets resulting from operations	35,240,554	54,287,861
Distributions to stockholders:	(38,179,755)	(45,478,935)
Capital transactions:
Repurchase of common stock (See Note 12)	(7,776,586)	—
Net (decrease) increase in net assets	(10,715,787)	8,808,926
Net assets:
Beginning of period	646,808,471	643,366,856
End of period	$636,092,684	$652,175,782
Undistributed net investment income, at end of period	$4,512,842	$1,310,399
Capital share activity:
Shares of common stock repurchased	(1,072,759)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$35,240,554	$54,287,861
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in net unrealized depreciation (appreciation) on investments	50,159,607	(43,831,943)
Net change in unrealized (depreciation) appreciation on debt	(3,086,378)	2,423,726
Net realized (gain) loss on investments	(42,954,381)	30,790,310
Net accretion of discount and amortization of premium	(1,684,494)	(2,327,068)
Purchases of investments	(423,297,254)	(378,816,543)
Payment-in-kind income	(9,698,374)	(17,060,002)
Proceeds from dispositions of investments	556,356,780	465,353,962
Amortization of deferred financing costs	1,597,386	512,619
Increase in interest receivable	(2,060,103)	(866,582)
Increase in receivable for investments sold	—	(12,478,824)
Decrease (increase) in prepaid expenses and other assets	2,930,530	(2,535,065)
Increase in payable for investments purchased	13,686,000	—
Decrease in interest payable on debt	(1,875,143)	(1,557,797)
Decrease in base management fee payable, net	(1,072,567)	(167,046)
Increase (decrease) in performance-based incentive fee payable, net	227,835	(1,724,585)
(Decrease) increase in accrued other expenses	(787,676)	174,591
Net cash provided by operating activities	173,682,322	92,177,614
Cash flows from financing activities:
Repurchase of common stock	(7,776,586)	—
Capitalized borrowing costs	(1,721,750)	(666,875)
Distributions paid to stockholders	(38,372,850)	(52,585,018)
Repayments under 2025 Notes	—	(71,250,000)
Borrowings under SBA debentures	71,000,000	27,500,000
Repayments under SBA debentures	(90,000,000)	—
Borrowings under Credit Facility	132,520,000	363,760,000
Repayments under Credit Facility	(170,392,900)	(331,994,400)
Net cash used in by financing activities	(104,744,086)	(65,236,293)
Net increase in cash and cash equivalents	68,938,236	26,941,321
Effect of exchange rate changes on cash	(49,213)	646,698
Cash and cash equivalents, beginning of period	38,202,068	75,608,113
Cash and cash equivalents, end of period	$107,091,091	$103,196,132
Supplemental disclosure of cash flow information:
Interest paid	$17,641,268	$21,683,789
Taxes paid	$322,693	$1,280,898
Non-cash exchanges and conversions	$31,942,605	$37,712,296

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—125.9% (1), (2)
First Lien Secured Debt—52.9%
Allied America, Inc.	08/08/2022	Business Services	9.34%	3M L+700	21,489,783	$21,152,064	$21,597,231
Allied America, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	10.09%	1M L+800	14,962,500	14,818,609	14,812,875
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	9.59%	1M L+750	19,583,330	19,337,572	19,583,330
Broder Bros., Co.	12/02/2022	Consumer Products	10.31%	3M L+800	31,838,384	31,838,384	31,838,384
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	10.49%	1M L+850	24,973,016	24,443,469	24,973,016
Cano Health, LLC (Revolver)	09/21/2018	Healthcare, Education and Childcare	10.51%	1M L+850	1,305,000	1,305,000	1,305,000
Cano Health, LLC (Revolver) (7)	09/21/2018	Healthcare, Education and Childcare	—	—	1,845,000	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.09%	1M L+700	9,875,000	9,756,920	9,719,077
Deva Holdings, Inc.	10/31/2023	Consumer Products	8.34%	3M L+625	4,975,000	4,885,570	4,975,000
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—	—	385,000	—	—
eCommission Financial Services, Inc. (11)	08/29/2022	Financial Services	9.59%	1M L+750	19,850,000	19,507,541	19,850,000
eCommission Financial Services, Inc. (7), (11)	08/29/2022	Financial Services	—	—	4,000,000	—	—
eCommission Financial Services, Inc. (Revolver) (7), (11)	08/29/2022	Financial Services	—	—	4,000,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	10.33%	3M L+800	19,713,838	19,372,604	19,713,838
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	8.84%	3M L+650	20,427,156	20,183,705	20,183,437
Impact Group, LLC (7)	06/27/2023	Personal, Food and Miscellaneous Services	—	—	14,572,844	—	—
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	11.49%	1M L+950	13,361,625	13,160,932	13,361,625
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.98%	1M L+900	14,522,529	14,303,451	14,522,529
Ox Two, LLC	02/27/2023	Building Materials	12.25%	P+725	22,359,375	21,912,188	22,135,782
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.25%	P+725	750,000	750,000	750,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	1,750,000	—	—
Research Horizons, LLC	06/28/2022	Media	8.35%	3M L+625	22,500,000	22,050,431	22,050,000
Research Horizons, LLC (7)	06/28/2022	Media	—	—	9,121,622	—	—
Research Horizons, LLC (Revolver)	06/28/2022	Media	8.35%	3M L+625	1,783,784	1,783,784	1,783,784
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media	—	—	2,270,270	—	—
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	8.19%	3M L+625	20,529,688	20,232,051	20,529,688
SFP Holding, Inc. (7)	09/01/2022	Buildings and Real Estate	—	—	1,875,000	—	—
SFP Holding, Inc. (Revolver)	09/01/2022	Buildings and Real Estate	8.62%	3M L+625	2,000,000	2,000,000	2,000,000
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Buildings and Real Estate	—	—	500,000	—	—
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	13.34%	1M L+1,125	23,718,379	23,441,530	23,125,419
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.33%	1M L+900	8,498,438	8,498,438	8,073,515
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.10%	1M L+900	19,353,750	19,009,708	19,353,750
Total First Lien Secured Debt						333,743,951	336,237,280
Second Lien Secured Debt—61.5%
Condor Borrower, LLC	04/25/2025	Business Services	11.11%	3M L+875	12,500,000	12,265,646	12,500,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.58%	3M L+825	23,024,259	22,596,259	23,024,259
Howard Berger Co. LLC	09/30/2020	Distribution	12.34%	3M L+1,000	44,625,000	43,494,412	42,393,750
			(PIK 4.99%)
Infogroup, Inc.	04/03/2024	Other Media	11.58%	3M L+925	20,400,000	20,044,407	20,196,000
Integrity Marketing Partners, LLC	01/02/2023	Banking, Finance, Insurance and Real Estate	11.09%	1M L+900	6,000,000	5,910,275	5,910,000
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—	455,974	404,907	455,974
			(PIK 11.00%)
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	3M L+925	48,425,000	47,478,662	47,456,500
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.59%	1M L+850	15,000,000	14,700,000	14,700,000
Parq Holdings Limited Partnership (8), (11)	12/17/2021	Hotels, Motels, Inns and Gaming	14.45%	3M L+1,200	76,500,000	76,500,000	83,235,362
Pathway Partners Vet Management LLC	10/10/2025	Healthcare, Education and Childcare	10.09%	1M L+800	13,360,700	13,305,284	13,227,093
Pathway Partners Vet Management LLC (7)	10/10/2025	Healthcare, Education and Childcare	—	—	10,639,300	—	(106,393)
PT Network, LLC	04/12/2023	Healthcare, Education and Childcare	12.34%	3M L+1,000	41,666,667	40,937,919	41,250,000
Shift4 Payments, LLC	11/28/2025	Financial Services	10.59%	1M L+850	37,000,000	36,827,761	36,722,500
Veritext Corp.	01/30/2023	Business Services	11.33%	3M L+900	18,834,375	18,402,262	18,834,375
Winter Park Intermediate, Inc.	04/03/2026	Auto Sector	10.50%	1M L+850	32,000,000	31,367,579	31,680,000
Total Second Lien Secured Debt						384,235,373	391,479,420
Subordinated Debt/Corporate Notes—5.3%
Cascade Environmental LLC	08/20/2021	Environmental Services	14.50%	—	34,707,778	34,272,557	33,840,084
			(PIK 12.50%)
Preferred Equity/Partnership Interests—0.5% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	477,479
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	949	949,050	1,295,211
CI (PTN) Investment Holdings II, LLC (9)	—	Healthcare, Education and Childcare	—	—	36,450	546,750	554,161
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	64,277
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	491,723
HW Holdco, LLC	—	Other Media	8.00%	—	3,591	—	26,032
Total Preferred Equity/Partnership Interests						2,551,800	2,908,883

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—5.7% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,297
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,651,653
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC	—	Cargo Transport	—	—	—	(13)	5,411,024	3,789,585
(Intermediate Transportation 100, LLC) (9)
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901		2,852,080	1,186,539
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000		840,004	1,089,223
(Allied America, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,138,832
(SFP Holdings, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	3,953,298
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		800,000	1,116,857
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	1,273,251
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,815,458
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,128,192
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	3,504,860
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	1,005,536
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	563,764
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	1,148,703		1,158,703	575,835
Patriot National, Inc. (12)	—	Insurance	—	—	100,885		238,038	3,380
WBB Equity, LLC		Aerospace and Defense	—	—	628,571		628,571	886,286
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.		Auto Sector			3,200,000		3,200,000	3,741,770
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	789,913
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants							35,985,670	36,215,529
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							790,789,351	800,681,196
Investments in Non-Controlled, Affiliated Portfolio Companies—11.9% (1), (2)
First Lien Secured Debt—1.9%
U.S. Well Services, LLC	02/02/2022	Oil and Gas	10.98%	1M L+900	10,153,569		10,087,246	10,153,569
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.98%	1M L+600	1,680,528		1,680,528	1,680,528
U.S. Well Services, LLC (Revolver) (7)	02/02/2022	Oil and Gas	—	—	511,893		—	—
Total First Lien Secured Debt							11,767,774	11,834,097
Common Equity/Partnership Interests/Warrants—10.0% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	16,610,368
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,973	28,839
Big Run, Inc.	—	Environmental Services	—	—	143,668		674,943	449,962
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389		29,711,576	32,977,668
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104		1,562,020	1,733,129
USWS Holdings, LLC - Class A and Class B (9)	—	Oil and Gas	—	—	8,190,817		7,023,750	12,181,914
Total Common Equity/Partnership Interests/Warrants							79,741,755	63,981,880
Total Investments in Non-Controlled, Affiliated Portfolio Companies							91,509,529	75,815,977

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—23.3% (1), (2)
First Lien Secured Debt—14.8%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.37%	3M L+575	£28,000,000	$39,051,600	$36,967,112
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	4,000,000	4,000,000	4,000,000
RAM Energy LLC (Revolver) (7)	07/01/2022	Energy and Utilities	—	—	11,000,000	—	—
Superior Digital Displays, LLC	12/31/2018	Media	7.82%	3M L+550	22,721,234	22,176,125	18,450,000
			(PIK 7.82%)
Total First Lien Secured Debt						100,227,725	94,417,112
Preferred Equity—2.1% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,188	13,124,124
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	873,289	30,011,027	—
Total Preferred Equity						45,403,215	13,124,124
Common Equity—6.4% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	1,560,804
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	39,145,623
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,370,067	40,706,427
Total Investments in Controlled, Affiliated Portfolio Companies						249,001,007	148,247,663
Total Investments—161.1%						1,131,299,887	1,024,744,836
Cash and Cash Equivalents—16.8%
BlackRock Federal FD Institutional 30						48,111,205	48,111,205
BNY Mellon Cash Reserve and Cash						59,014,307	58,979,886
Total Cash and Cash Equivalents						107,125,512	107,091,091
Total Investments and Cash Equivalents—177.9%						$1,238,425,399	$1,131,835,927
Liabilities in Excess of Other Assets—(77.9%)							(495,743,243)
Net Assets—100.0%							$636,092,684

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 13% of the Company’s total assets.

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

JUNE 30, 2018

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

JUNE 30, 2018

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For both the three and nine months ended June 30, 2018, we did not record a provision for taxes. For the three and nine months ended June 30, 2017, we recorded a provision for taxes of $0.4 million ($0.1 million of excise tax and $0.3 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $1.3 million ($0.4 million of excise tax and $0.9 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

JUNE 30, 2018

(Unaudited)

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

(g) Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply this guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will not have a material impact on its financial statements.

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

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2018, the Investment Adviser earned a base management fee of $3.8 million and $12.5 million (after a waiver of $0.9 million), respectively, from us. For the three and nine months ended June 30, 2017, the Investment Adviser earned a base management fee of $4.9 million (after a waiver of $0.9 million) and $15.5 million (after a waiver of $3.0 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2018, the Investment Adviser earned $2.5 million and $8.0 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2017, the Investment Adviser earned $1.1 million (after a waiver of $0.2 million) and $7.0 million (after a waiver of $1.3 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2018, we reimbursed the Investment Adviser approximately $0.5 million and $1.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2017, we reimbursed the Investment Adviser approximately $0.4 million and $2.1 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

During the three and nine months ended June 30, 2018, there were no transactions with any affiliated fund managed by our Investment Adviser. During the three and nine months ended June 30, 2017, the Company purchased zero and $5.0 million, respectively, from and sold zero and $45.6 million in total investments, respectively, to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 under the 1940 Act. Realized gains on those sales amounted to zero and $1.1 million, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2018 totaled $190.2 million and $433.0 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $94.9 million and $395.9 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2018 totaled $117.7 million and $556.4 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $199.1 million and $465.4 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2018		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$445,739,450	$442,488,489	$465,235,137	$466,076,352
Second lien	384,235,373	391,479,420	389,336,314	399,544,383
Subordinated debt / corporate notes	34,272,557	33,840,084	116,596,887	120,707,763
Equity	267,052,507	156,936,843	238,858,334	167,249,010
Total investments	1,131,299,887	1,024,744,836	1,210,026,672	1,153,577,508
Cash and cash equivalents	107,125,512	107,091,091	38,182,373	38,202,068
Total investments and cash and cash equivalents	$1,238,425,399	$1,131,835,927	$1,248,209,045	$1,191,779,576

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2018	September 30, 2017
Healthcare, Education and Childcare	15%	6%
Energy and Utilities	8	6
Hotels, Motels, Inns and Gaming	8	10
Consumer Products	7	5
Financial Services	6	7
Oil and Gas	6	6
Printing and Publishing	6	2
Business Services	5	6
Distribution	5	5
Environmental Services	4	5
Media	4	4
Auto Sector	3	—
Beverage, Food and Tobacco	3	3
Manufacturing / Basic Industries	3	4
Personal, Food and Miscellaneous Services	3	9
Aerospace and Defense	2	2
Building Materials	2	2
Buildings and Real Estate	2	4
Other Media	2	2
Telecommunications	1	1
Electronics	—	4
Diversified Natural Resources, Precious Metals and Minerals	—	2
Other	5	5
Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the nine months ended June 30, 2018 and 2017, our ability to observe valuation inputs resulted in no reclassifications.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$81,523,200	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	442,488,489	Market Comparable	Market Yield	7.1% – 16.9% (10.1%)
Second lien	309,956,220	Market Comparable	Market Yield	10.6% – 16.4% (13.2%)
Subordinated debt / corporate notes	33,840,084	Market Comparable	Market Yield	15.3% – 15.3% (15.3%)
Equity	155,927,927	Enterprise Market Value	EBITDA multiple	2.0x – 16.3x (8.1x)
Total Level 3 investments	$1,023,735,920
Long-Term Credit Facility	$39,310,563	Market Comparable	Market Yield	5.3%

Asset Category	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$14,820,000	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	96,885,313	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	451,256,352	Market Comparable	Market Yield	8.1% – 14.0% (11.0%)
Second lien	302,659,070	Market Comparable	Market Yield	9.6% – 14.6% (12.2%)
Subordinated debt / corporate notes	120,707,763	Market Comparable	Market Yield	11.6% – 20.5% (14.3%)
Equity	166,268,568	Enterprise Market Value	EBITDA multiple	4.8x – 15.8x (8.2x)
Total Level 3 investments	$1,152,597,066
Long-Term Credit Facility	$76,037,341	Market Comparable	Market Yield	4.3%

Our investments, cash and cash equivalents, Credit Facility and the 2019 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$867,807,993	$—	$—	$867,807,993
Equity investments	156,936,843	1,008,916	—	155,927,927
Total investments	1,024,744,836	1,008,916	—	1,023,735,920
Cash and cash equivalents	107,091,091	107,091,091	—	—
Total investments and cash and cash equivalents	$1,131,835,927	$108,100,007	$—	$1,023,735,920
Long-Term Credit Facility	$39,310,563	$—	$—	$39,310,563
2019 Notes	251,432,500	—	251,432,500	—
Total debt	$290,743,063	$—	$251,432,500	$39,310,563

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$986,328,498	$—	$—	$986,328,498
Equity investments	167,249,010	980,442	—	166,268,568
Total investments	1,153,577,508	980,442	—	1,152,597,066
Cash and cash equivalents	38,202,068	38,202,068	—	—
Total investments and cash and cash equivalents	$1,191,779,576	$39,182,510	$—	$1,152,597,066
Long-Term Credit Facility	$76,037,341	$—	$—	$76,037,341
2019 Notes	255,665,000	—	255,665,000	—
Total debt	$331,702,341	$—	$255,665,000	$76,037,341

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	1,340,858	41,609,016	42,949,874
Net unrealized depreciation	(11,599,547)	(38,534,814)	(50,134,361)
Purchases, PIK interest, net discount accretion and non-cash exchanges	380,262,900	54,417,222	434,680,122
Sales, repayments and non-cash exchanges	(488,524,716)	(67,832,065)	(556,356,781)
Transfers in/out of Level 3	—	—	—
Ending Balance	$867,807,993	$155,927,927	$1,023,735,920
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,824,337)	$(9,063,847)	$(10,888,184)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

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

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $79,392,900 and $50,339,700, respectively)	$76,037,341	$39,551,187
Net change in unrealized appreciation included in earnings	1,146,122	4,591,726
Borrowings (1)	76,520,000	237,760,000
Repayments (1)	(114,392,900)	(205,994,400)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $41,520,000 and $82,105,300, respectively)	$39,310,563	$75,908,513
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $41,520,000 and $82,105,300, respectively)	$39,310,563	$75,908,513

(1)	Excludes temporary draws.

As of June 30, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,520,000	$39,607,620	September 14, 2018	$(1,912,380)

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During the three and nine months ended June 30, 2018, we did not incur any expenses relating to amendment costs on the Credit Facility. For both of the same periods in the prior year, we incurred $3.9 million in expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.6 million and $3.1 million, respectively. For the three and nine months ended June 30, 2017, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized appreciation of $2.1 million and $2.4 million, respectively. As of June 30, 2018 and September 30, 2017, net unrealized depreciation (appreciation) on our Credit Facility and the 2019 Notes totaled $0.8 million and $(2.3) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2017 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2018 (1)	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited (3)	$—	$39,184,097	$—	$708,529	$(656,181)	$38,527,916	$—
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	16,945,557	1,073,864	—	—	(4,895,296)	13,124,124	—
RAM Energy LLC	71,406,572	4,350,000	(350,000)	2,152,633	2,739,051	78,145,623	—
Superior Digital Displays Holdings, Inc.	26,198,854	13,015,104	(9,000,000)	2,417,671	(12,371,494)	18,450,000	187,236
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	19,704,139	—	—	—	(3,064,932)	16,639,207	—
American Gilsonite Company	22,807,532	504,246	(26,983,525)	1,029,966	(4,445,455)	—	8,106,827
Big Run, Inc. (4)	—	674,943	—	—	(224,981)	449,962	—
Corfin Industries LLC	24,089,476	—	(26,718,516)	993,423	(683,831)	—	3,275,558
EnviroSolutions Holdings, Inc.	25,236,136	103,947	(19,277,142)	454,098	(3,801,810)	—	(2,271,811)
ETX Energy, LLC	44,430,932	894,101	—	291,534	(3,559,348)	34,710,797	(6,452,914)
TRAK Acquisition Corp.	32,175,378	15,000,000	(48,318,847)	895,459	(5,849,743)	—	6,955,332
U.S. Well Services, LLC	21,231,384	814,224	(102,561)	988,265	2,061,514	24,016,011	—
Total Controlled and Non-Controlled Affiliates	$304,225,960	$75,614,526	$(130,750,591)	$9,931,578	$(34,752,506)	$224,063,640	$9,800,228

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Became a controlled affiliate during the three months ended March 31, 2018.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2018.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator for net increase in net assets resulting from operations	$16,910,147	$18,779,065	$35,240,554	$54,287,861
Denominator for basic and diluted weighted average shares	70,848,642	71,060,836	70,990,105	71,060,836
Basic and diluted net increase in net assets per share resulting from operations	$0.24	$0.26	$0.50	$0.77

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2018 and September 30, 2017, cash and cash equivalents consisted of money market funds in the amounts of $107.1 million and $38.2 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$9.10	$9.05
Net investment income (1)	0.55	0.61
Net realized and unrealized (loss) gain (1)	(0.05)	0.16
Net increase in net assets resulting from operations (1)	0.50	0.77
Distributions to stockholders (1), (2)	(0.54)	(0.64)
Repurchase of common stock (1)	0.03	—
Net asset value, end of period	$9.09	$9.18
Per share market value, end of period	$7.01	$7.39
Total return* (3)	0.64%	6.56%
Shares outstanding at end of period	69,988,077	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	4.94%	5.84%
Ratio of interest and expenses on debt to average net assets	3.59%	4.83%
Ratio of total expenses to average net assets (5), (6)	8.53%	10.67%
Ratio of net investment income to average net assets (6)	8.13%	9.16%
Net assets at end of period	$636,092,684	$652,175,782
Weighted average debt outstanding (7)	$503,885,801	$628,559,362
Weighted average debt per share (1), (7)	$7.10	$8.85
Asset coverage per unit (8)	$3,188	$2,981
Portfolio turnover ratio	53.32%	42.73%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the nine months ended June 30, 2018 and 2017, the ratio of operating expenses before the waiver of certain Management Fees to average net assets was 5.24% and 6.73%, respectively, and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 8.83% and 11.55%, respectively.

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

10. DEBT

Our annualized weighted average cost of debt for the nine months ended June 30, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.59% and 4.99%, respectively. As of June 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

Credit Facility

As of June 30, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2018 and September 30, 2017, there was $41.5 million and $79.4 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.94% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of June 30, 2018 and September 30, 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $30.0 million as of June 30, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2018. SBA

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2018

(Unaudited)

debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of June 30, 2018 and September 30, 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $180.0 million and $199.0 million was drawn, respectively. As of June 30, 2018 and September 30, 2017, the unamortized fees on the SBA debentures was $4.8 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2018, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of June 30, 2018 and September 30, 2017, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2018 and September 30, 2017, we had $64.5 million and $21.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

12. STOCK REPURCHASE PROGRAM

           On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. During both the three and nine months ended June 30, 2018, we repurchased 1.1 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.8 million. During both the three and nine months ended June 30, 2017, we did not make any repurchases of shares of our common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended June 30, 2018 and 2017, the related consolidated statements of changes in net assets and cash flows for the nine-month periods ended June 30, 2018 and 2017 and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 8, 2018

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2018, our portfolio totaled $1,024.7 million and consisted of $442.5 million of first lien secured debt, $391.5 million of second lien secured debt, $33.8 million of subordinated debt and $156.9 million of preferred and common equity. Our debt portfolio consisted of 91% variable-rate investments and 9% fixed-rate investments. As of June 30, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $106.6 million as of June 30, 2018. Our overall portfolio consisted of 51 companies with an average investment size of $20.1 million, had a weighted average yield on interest bearing debt investments of 11.4% and was invested 43% in first lien secured debt, 38% in second lien secured debt, 3% in subordinated debt and 16% in preferred and common equity.

As of September 30, 2017, our portfolio totaled $1,153.6 million and consisted of $466.1 million of first lien secured debt, $399.5 million of second lien secured debt, $120.7 million of subordinated debt and $167.3 million of preferred and common equity. Our debt portfolio consisted of 82% variable-rate investments (including 13% where LIBOR was below the floor) and 18% fixed-rate investments. As of September 30, 2017, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $56.4 million as of September 30, 2017. Our overall portfolio consisted of 55 companies with an average investment size of $21.0 million, had a weighted average yield on interest bearing debt investments of 11.5% and was invested 40% in first lien secured debt, 35% in second lien secured debt, 10% in subordinated debt and 15% in preferred and common equity.

For the three months ended June 30, 2018, we invested $187.9 million in five new and 12 existing portfolio companies with a weighted average yield on debt investments of 10.5%. Sales and repayments of investments for the three months ended June 30, 2018 totaled $117.7 million. For the nine months ended June 30, 2018, we invested $423.3 million in 13 new and 25 existing portfolio companies with a weighted average yield on debt investments of 10.2%. Sales and repayments of investments for the nine months ended June 30, 2018 totaled $556.4 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During the three and nine months ended June 30, 2018, we did not incur any expenses relating to amendment costs on the Credit Facility. For both of the same periods in the prior year, we incurred $3.9 million in expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.6 million and $3.1 million, respectively. For the three and nine months ended June 30, 2017, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized appreciation of $2.1 million and $2.4 million, respectively. As of June 30, 2018 and September 30, 2017, net unrealized depreciation (appreciation) on our Credit Facility and the 2019 Notes totaled $0.8 million and $(2.3) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Payment-in-Kind, or, PIK Interest

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2018 and 2017.

Investment Income

Investment income for the three and nine months ended June 30, 2018 was $24.8 million and $80.7 million, respectively, and was attributable to $11.4 million and $36.7 million from first lien secured debt, $12.2 million and $36.4 million from second lien secured debt and $1.2 million and $7.6 million from subordinated debt, preferred and common equity, respectively. This compares to investment income for the three and nine months ended June 30, 2017, which was $31.1 million and $96.7 million, respectively, and was attributable to $14.0 million and $42.3 million from first lien secured debt, $12.0 million and $37.7 million from second lien secured debt and $5.1 million and $16.7 million from subordinated debt, preferred and common equity, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to a reduction of our portfolio at cost.

Expenses

Net expenses for the three and nine months ended June 30, 2018 totaled $13.0 million and $41.3 million, respectively. Base management fee for the same periods totaled $3.8 million and $12.5 million (after a base management fee waiver of $0.9 million), incentive fee totaled $2.5 million and $8.0 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $5.6 million and $17.4 million and general and administrative expenses totaled $1.1 million and $3.4 million, respectively. This compares to net expenses for the three and nine months ended June 30, 2017, which totaled $18.6 million and $53.0 million, respectively. Base management fee for the same periods totaled $4.9 million (after a base management fee waiver of $0.9 million) and $15.4 million (after a base management fee waiver of $3.0 million), incentive fee totaled $1.2 million (after an incentive fee waiver of $0.2 million) and $7.0 million (after an incentive fee waiver of $1.3 million), debt related interest and expenses totaled $10.6 million (including $3.9 million in amendment costs on the Credit Facility) and $24.5 million (including $3.9 million in amendment costs on the Credit Facility), general and administrative expenses totaled $1.6 million and $4.8 million and provision for taxes totaled $0.4 million and $1.3 million, respectively. The decrease in expenses compared to the same periods in the prior year was primarily due to a decrease in debt related expenses and base management fees, which were partially offset by an increase in incentive fees.

Net Investment Income

Net investment income totaled $11.8 million and $39.4 million, or $0.17 and $0.55 per share, for the three and nine months ended June 30, 2018, respectively. Net investment income totaled $12.5 million and $43.7 million, or $0.18 and $0.61 per share, for the three and nine months ended June 30, 2017, respectively. The decrease in net investment income per share compared to the same periods in the prior year was primarily due to a lower yielding portfolio partially offset by a decrease in debt related expenses and base management fees.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2018 totaled $117.7 million and $556.4 million, respectively, and net realized gains totaled $17.4 million and $43.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2017 totaled $199.1 million and $465.4 million, respectively, and net realized gains (losses) totaled $10.1 million and $(30.8) million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility, the 2019 Notes and the 2025 Notes

For the three and nine months ended June 30, 2018, we reported net change in unrealized depreciation on investments of $13.9 million and $50.2 million, respectively. For the three and nine months ended June 30, 2017, we reported net change in unrealized (depreciation) appreciation on investments of $(1.7) million and $43.8 million, respectively. As of June 30, 2018 and September 30, 2017, our net unrealized depreciation on investments totaled $106.6 million and $56.4 million, respectively. The net change in unrealized depreciation on our investments was driven primarily by changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation of investments that were realized.

For the three and nine months ended June 30, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.6 million and $3.1 million, respectively. For the three and nine months ended June 30, 2017, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized appreciation of $2.1 million and $2.4 million, respectively. As of June 30, 2018 and September 30, 2017, our net unrealized depreciation (appreciation) on the Credit Facility and the 2019 Notes totaled $0.8 million and $(2.3) million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $16.9 million and $35.2 million, or $0.24 and $0.50 per share, for the three and nine months ended June 30, 2018, respectively. This compares to a net change in net assets resulting from operations of $18.8 million and $54.3 million, or $0.26 and $0.77 per share, for the three and nine months ended June 30, 2017, respectively. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to a lower yielding portfolio and depreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

The annualized weighted average cost of debt for the nine months ended June 30, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.59% and 4.99%, respectively.

As of June 30, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2018 and September 30, 2017, we had $41.5 million and $79.4 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.94% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of June 30, 2018 and September 30, 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of June 30, 2018 and September 30, 2017, we had $403.5 million and $365.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, please refer to the Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed August 7, 2017 and incorporated by reference therein. As of June 30, 2018, we were in compliance with the terms of our Credit Facility.

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

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $30.0 million as of June 30, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $150.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of June 30, 2018 and September 30, 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $180.0 million and $199.0 million was drawn, respectively. As of June 30, 2018 and September 30, 2017, the unamortized fees on the SBA debentures was $4.8 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2018, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 200% asset coverage ratio is met after such borrowing. As of June 30, 2018 and September 30, 2017, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of June 30, 2018 and September 30, 2017, we had cash and cash equivalents of $107.1 million and $38.2 million at fair value, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $173.7 million for the nine months ended June 30, 2018, and our financing activities used cash of $104.7 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and net repayments under the Credit Facility and SBA debentures.

Our operating activities provided cash of $92.2 million for the nine months ended June 30, 2017, and our financing activities used cash of $65.2 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to redeem our 2025 Notes.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2018, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$41.5	$—	$—	$41.5	$—
SBA debentures	180.0	—	—	30.0	150.0
2019 Notes	250.0	—	250.0	—	—
Total debt outstanding (1)	471.5	—	250.0	71.5	150.0
Unfunded investments (2)	64.5	1.9	—	52.0	10.6
Total contractual obligations	$536.0	$1.9	$250.0	$123.5	$160.6

(1)

The annualized weighted average cost of debt as of June 30, 2018, excluding debt issuance costs, was 3.85% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to our ability to be taxed as a RIC, in order to provide us with additional liquidity.

During the three and nine months ended June 30, 2018, we declared distributions of $0.18 and $0.54 per share, respectively, for total distributions of $12.6 million and $38.2 million, respectively. For the same periods in the prior year, we declared distributions of $0.18 and $0.64 per share, respectively, for total distributions of $12.8 million and $45.5 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage ratio for borrowings applicable to us as a BDC under the 1940 Act and/or due to provisions in future credit facilities. If we do not distribute at least a certain percentage of our income annually, we could suffer adverse tax consequences, including possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. An amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply this guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company has evaluated this guidance and determined it will not have a material impact on its financial statements.

STOCK REPURCHASE PROGRAM

           On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. During both the three and nine months ended June 30, 2018, we repurchased 1.1 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.8 million. During both the three and nine months ended June 30, 2017, we did not make any repurchases of shares of our common stock.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, our debt portfolio consisted of 91% variable-rate investments and 9% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net of Interest Expense (In Thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(7,346)	$(0.10)
Up 1%	$7,346	$0.10
Up 2%	$14,692	$0.21
Up 3%	$22,174	$0.32
Up 4%	$29,751	$0.43

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidation Appropriations Act of 2018 (which includes the Small Business Credit Availability Act) was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. As a result, if we receive the relevant approval and we comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which would potentially increase the risk of investing in us. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage in excess of our current 200% asset coverage requirement.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 through April 30, 2018	—	$	N/A	—	$30.0
May 1, 2018 through May 31, 2018	742,925		7.21	742,925	24.6
June 1, 2018 through June 30, 2018	329,834		7.34	329,834	22.2
Total	1,072,759			1,072,759

(1)

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30.0 million of our outstanding common stock. Unless extended by our board of directors, the program will expire on the earlier of May 9, 2019 and the repurchase of $30.0 million of common stock.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 8, 2018	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)