Form 10-K
period 2018-09-30
PENNANTPARK INVESTMENT CORP
filed 2018-11-15
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2018 based on the closing price on that date of $6.68 on the NASDAQ Global Select Market was approximately $464 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 69,053,958 shares of the Registrant’s common stock outstanding as of November 15, 2018.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

We believe U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized in Delaware as limited partnerships in May 2010 and July 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958, as amended, or the 1958 Act, in 2010 and 2013, respectively. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested $8.3 billion in 496 companies with approximately 180 different financial sponsors through its managed funds.

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

•

We believe there is a large pool of uninvested private equity capital likely to seek to combine their capital with sources of debt capital to complete private investments. We expect that private equity firms will continue to be active investors in middle-market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that we are well-positioned to partner with such equity investors.

•

We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and from time to time the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-reward to investors.

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

Leverage

As of September 30, 2018, we maintained a multi-currency $445 million Credit Facility, which matures in May 2022. The Credit Facility is secured by substantially all of our investment portfolio assets (excluding the assets of our SBIC Funds). We had $80.5 million (including a $2.0 million temporary draw) and $79.4 million of debt outstanding under the Credit Facility with a weighted average interest rate of 3.79% and 2.42% as of September 30, 2018 and 2017, respectively, excluding undrawn commitment fees. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, with a one-year term-out period following its fourth year and pricing set at 225 basis points over the London Interbank Offered Rate, or LIBOR. As of September 30, 2018 and 2017, we had $364.5 million and $365.6 million, respectively, of unused borrowing capacity under our Credit Facility subject to the regulatory restrictions. We believe that our capital resources will provide us with the flexibility to take advantage of market opportunities when they arise. Our use of leverage, as calculated under the asset coverage requirements of the 1940 Act, may generally range between 60% and 80% of our net assets. As of September 30, 2018, we were in compliance with the terms of our Credit Facility.

As of September 30, 2018 and 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $180.0 million and $199.0 million was drawn, with a weighted average interest rate of 3.15% and 3.70%, exclusive of the 3.43% of upfront fees. The SBA debentures mature between September 2020 and September 2027. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of our SBIC Funds and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2018 and 2017, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes accrues at a rate of 4.50% per year and is paid semi-annually. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions or fully redeemed.

On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2018 or 2017. Interest on the 2025 Notes was paid at a rate of 6.25% per year and was paid quarterly. The 2025 Notes had been scheduled to mature on February 1, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Over time, we expect that our portfolio will continue to consist primarily of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments in qualifying assets such as private, or thinly traded or small market-capitalization, U.S. middle-market public companies. In addition, we may invest up to 30% of our portfolio in non-qualifying assets. These non-qualifying assets may include investments in public companies whose securities are not thinly traded or have a market capitalization of greater than $250 million, securities of middle-market companies located outside of the United States and investment companies as defined in the 1940 Act. We may acquire investments in the secondary markets. See “Regulation—Qualifying Assets” and “Investment Selection Criteria” for more information.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects of changes to our operating policies and strategies may adversely affect our business, our ability to make distributions and the value of our common stock.

First Lien Secured Debt

Structurally, first lien secured debt ranks senior in priority of payment to second lien secured debt, subordinated debt and equity, and benefits from a senior security interest in the assets of the borrower. As such, other creditors rank junior to our investments in these securities in the event of insolvency. Due to its lower risk profile and often more restrictive covenants as compared to second lien secured debt and subordinated debt, first lien secured debt generally earns a lower return than second lien secured debt and subordinated debt. In some cases first lien secured debt lenders receive opportunities to invest directly in the equity securities of borrowers and from time to time may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

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

a)	Leading and defensible competitive market positions

The Investment Adviser invests in portfolio companies that it believes have developed strong positions within their markets. The Investment Adviser also seeks to invest in portfolio companies that it believes possess competitive advantages, for example, in scale, scope, customer loyalty, product pricing or product quality as compared to their competitors to protect their market position.

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

Typically, our second lien secured debt and subordinated debt investments have maturities of three to ten years. Second lien secured debt and subordinated debt may take the form of a second priority lien on the assets of a portfolio company and have interest-only payments in the early years with cash or payment-in-kind, or PIK, payments with amortization of principal deferred to the later years. In some cases, we may invest in debt securities that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases, our second lien secured debt and subordinated debt may be collateralized by a subordinated lien on some or all of the assets of the borrower.

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

Ongoing Relationships with Portfolio Companies

Monitoring

The Investment Adviser monitors our portfolio companies on an ongoing basis. The Investment Adviser also monitors the financial trends of each portfolio company to determine if it is meeting its respective business plans and to assess the appropriate course of action for each portfolio company.

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

Managerial Assistance

We offer significant managerial assistance to our portfolio companies. As a BDC, we are required to make available such significant managerial assistance within the meaning of Section 2(a)(47) of the 1940 Act. See “Regulation” for more information.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2018	Portfolio Company	2017
Parq Holdings Limited Partnership	7%	Parq Holdings Limited Partnership	7%
RAM Energy Holdings LLC	7	Pre-Paid Legal Services, Inc.	6
AKW Holdings Limited	4	RAM Energy Holdings LLC	6
Halo Buyer, Inc.	4	ETX Energy, LLC	4
MailSouth, Inc.	4	Howard Berger Co. LLC	4
PT Network, LLC	4	Acre Operating Company, LLC	3
Cano Health, LLC	3	Cascade Environmental LLC	3
Cascade Environmental LLC	3	DecoPac, Inc.	3
Shift4 Payments, LLC	3	Lighthouse Network, LLC	3
Winter Park Intermediate, Inc.	3	Sunborn Oy, Sunborn Saga Oy	3

Industry	2018	Industry	2017
Healthcare, Education and Childcare	15%	Hotels, Motels, Inns and Gaming	10%
Consumer Products	10	Personal, Food and Miscellaneous Services	9
Energy and Utilities	7	Financial Services	7
Hotels, Motels, Inns and Gaming	7	Business Services	6
Media	6	Energy and Utilities	6
Printing and Publishing	6	Healthcare, Education and Childcare	6
Financial Services	5	Oil and Gas	6
Oil and Gas	5	Consumer Products	5
Business Services	4	Distribution	5
Personal, Food and Miscellaneous Services	3	Environmental Services	5

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

PennantPark Investment Advisers’ services under our Investment Management Agreement are not exclusive, and it is free to furnish similar services, without the prior approval of our stockholders or our board of directors, to other entities so long as its services to us are not impaired. Our board of directors monitors for any potential conflicts that may arise upon such a development. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee or, collectively, Management Fees.

Investment Advisory Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned base management fees of $16.5 million (after a waiver of $0.9 million), $20.3 million (after a waiver of $3.9 million) and $20.9 million (after a waiver of $4.0 million), respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2018, 2017 and 2016, the Investment

Adviser earned $11.0 million (after a waiver of $0.5 million), $9.3 million (after a waiver of $1.8 million) and $13.5 million (after a waiver of $2.5 million), respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle (1) = 1.75%

Base management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 0.675%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle; therefore, there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle (1) = 1.75%

Base management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.125%

Incentive fee  = 17.5% x Pre-Incentive Fee Net Investment Income, subject to “catch-up”

   = 2.125% - 1.75%

   = 0.375%

   = 100% x 0.375%

   = 0.375%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%

Hurdle (1) = 1.75%

Base management fee (2) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income

(investment income—(base management fee + other expenses)) = 2.425%

Incentive fee  = 17.5% x Pre-Incentive Fee Net Investment Income, subject to “catch-up” (3)

Incentive fee  = 100% x “catch-up” + (17.5% x (Pre-Incentive Fee Net Investment Income - 2.1212%))

Catch-up  = 2.1212% - 1.75%

   = 0.3712%

   = (100% x 0.3712%) + (17.5% x (2.425% - 2.1212%))

   = 0.3712% + (17.5% x 0.3038%)

   = 0.3712% + 0.053165%

   = 0.424365%

*	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets.
(1)	Represents 7.0% annualized hurdle.
(2)	Represents 1.5% annualized base management fee.
(3)

The “catch-up” provision is intended to provide the Investment Adviser with an incentive fee of 17.5% on all of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when our net investment income exceeds 2.1212% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Assumptions

Year 1 = no net realized capital gains or losses

Year 2 = 6% realized capital gains and 1% realized capital losses and unrealized capital depreciation, capital gain incentive fee = 17.5% x (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 incentive fee  = 17.5% x (0)

   = 0

   = no incentive fee

Year 2 incentive fee  = 17.5% x (6% - 1%)

   = 17.5% x 5%

   = 0.875%

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 590 Madison Avenue, 15th Floor, New York, NY 10022.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2019. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2018, 2017 and 2016, we reimbursed the Investment Adviser approximately $2.0 million, $2.5 million and $3.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2019. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Indemnification

Our Investment Management Agreement and Administration Agreement provide that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations, PennantPark Investment Advisers and PennantPark Investment Administration and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PennantPark Investment Advisers’ and PennantPark Investment Administration’s services under our Investment Management Agreement or Administration Agreement or otherwise as Investment Adviser or Administrator for us.

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

Managerial Assistance to Portfolio Companies

As a BDC, we are required to make available significant managerial assistance to our portfolio companies that constitute a qualifying asset within the meaning of Section 2(a)(47) of the 1940 Act. However, if a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such significant managerial assistance. Making available significant managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Administrator may provide such assistance on our behalf to portfolio companies that request such assistance. Officers of our Investment Adviser and Administrator may provide assistance to controlled affiliates.

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

Election to be Treated as a RIC

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements (as described below). We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders of an amount generally at least equal to 90% of the sum of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, and determined without regard to any deduction for dividends paid out of the assets legally available for distribution, or the Annual Distribution Requirement.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute in respect of each calendar year dividends to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (i.e., the excess, if any, of our capital gains over capital losses), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of the calendar year plus (3) any net ordinary income or capital gain net income for the preceding years that was not distributed during such years on which we did not incur any corporate income tax, or the Excise Tax Avoidance Requirement. Although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we may retain and incur tax on such net capital gains or investment company taxable income, subject to maintaining our ability to be treated as a RIC for federal income tax purposes, in order to provide us with additional liquidity.

While we intend to make sufficient distributions each taxable year to avoid incurring any material U.S. federal excise tax on our earnings, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement. Under certain circumstances, however, we may, in our sole discretion, determine that it is in our best interests to retain a portion of our income or capital gains rather than distribute such amount as dividends and accordingly cause us to bear the excise tax burden associated therewith.

We may invest in partnerships which may result in our being subject to additional state, local or foreign income, franchise or other tax liabilities. In addition, some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through the Taxable Subsidiaries, which are classified as corporations for U.S. federal income tax purposes. The Taxable Subsidiaries generally will be subject to corporate income taxes on their earnings, which ultimately will reduce our return on such income and fees.

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

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, U.S. non-corporate stockholders generally would be eligible to treat such dividends as “qualified dividend income,” which generally would be subject to reduced rates of U.S. federal income tax, and dividends paid by us to certain U.S. corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be treated as a RIC for federal income tax purposes in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that an SBIC may borrow to a maximum of $175.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control.

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues.

We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement.

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

If we are unable to satisfy the Annual Distribution Requirement, we may have to sell some of our investments at times or prices we would not consider advantageous, or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements, which could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain cash from other sources, we may lose our ability to be subject to tax as a RIC and thus be subject to corporate-level income tax.

Recently passed legislation will allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act (the “SBCAA”) was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On November 13, 2018, our board of directors approved such reduction. If we comply with the applicable disclosure requirements, we will be able to incur additional indebtedness on November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), which may increase the risk of investing in us. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage.

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

As a BDC, we are required to meet a 200% asset coverage ratio up to November 13, 2019 and 150% thereafter (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to certain disclosure requirements, of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is a an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. The quarterly process includes preliminary valuation conclusions, engagement of independent valuation firms and review by those firms of preliminary valuation conclusions. By contrast, the procedures in connection with an offering may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

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

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any single SBIC may borrow to a maximum of $175.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control.

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

Our current debt is governed by the terms of our 2019 Notes, the Credit Facility and the SBA debentures and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

Up to November 13, 2019 (unless our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us on an earlier date, in which case, through such earlier date), we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, through such date we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200% before November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On November 13, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). Our board of directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at the 2019 annual meeting of stockholders. As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to compliance with certain disclosure requirements. As of such date, we will be able to incur additional indebtedness as a result of this new law and therefore, your risk of an investment in us may increase.

As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 291% and 295%, respectively. Since our leverage, including SBA debentures outstanding, was 80% and 81% of our net assets as of September 30, 2018 and 2017, respectively, we would have to receive an annual return of at least 1.75% and 1.66%, respectively, to cover annual interest payments.

As of September 30, 2018, we had outstanding borrowings of $80.5 million (including a $2.0 million temporary draw) under our Credit Facility, $250.0 million outstanding under our 2019 Notes and $180.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $510.5 million and had a weighted average annual interest rate at the time of 3.91%, exclusive of the fee on undrawn commitment on our Credit Facility and 3.43% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $510.5 million outstanding as of September 30, 2018, at the weighted average annual rate of 3.91%, we would have to receive an annual yield of at least 1.75%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2018 of 43% of total assets (including such borrowed funds), at the current interest rate at the time of 3.91%, and assumes hypothetical annual returns on our portfolio of minus

10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(21.6)%	(12.4)%	(3.2)%	6.0%	15.3%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

Our credit ratings, if any, are an assessment of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of any publicly issued debt securities. Our credit ratings may not reflect the potential impact of risks related to market conditions or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities. Rating agencies have reviewed, and may continue to review, our credit ratings and those of other business development companies in light of the SBCAA as well as any corresponding changes to asset coverage ratios and, in certain cases, downgrade such ratings. Such a downgrade in our credit ratings may adversely affect our securities.

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

Our Credit Facility expires and our 2019 Notes mature in May 2022 and October 2019, respectively. Additionally, our SBA debentures mature between September 2020 and September 2027. We utilize proceeds from the Credit Facility, our 2019 Notes and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility, our 2019 Notes and certain of our SBA debentures. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility, our 2019 Notes and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

If we issue preferred stock, debt securities or convertible debt securities, the NAV and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities and/or convertible debt would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced or entirely eliminated. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock, debt securities or convertible debt. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios or other covenants which may be required by the preferred stock, debt securities and/or convertible debt or risk a downgrade in the ratings of the preferred stock, debt securities and/or convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities, convertible debt or any combination of these securities may have different interests than holders of common stock and may at times have disproportionate influence over our business.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. However, the current presidential administration has announced its intention to repeal, amend or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder, and has implemented certain appeals. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act might be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations or any repeal or revision thereto will have on our business, financial condition and results of operations.

Changes in laws or regulations governing our operations or those of our portfolio companies may adversely affect our business.

We and our portfolio companies are subject to laws and regulation at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations that govern our operations or those of our portfolio companies could have a material adverse effect on our business, financial condition and results of operations. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain. See “Business—Regulation” for more information.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, under the 1940 Act, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair values of our portfolio investments and Credit Facility borrowings will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

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

All of our investments are recorded at fair value as determined in good faith by our board of directors. Our board of directors uses the services of nationally recognized independent valuation firms to aid it in determining the fair value of our investments. The factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flows, the markets in which the portfolio company does business, comparison to publicly traded companies and other relevant factors. Because valuations may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the value received in an actual transaction. Additionally, valuations of private securities and private companies are inherently uncertain. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially lower than the values that we ultimately realize upon the disposal of such investments.

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

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may be named as defendants in litigation arising from our investments in the portfolio companies; and

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

We believe that most of our debt and equity investments do and will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we have not invested a sufficient portion of our assets in qualifying assets at the time of a proposed investment, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies and compliance with the RIC tax regulations. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Diversification Requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

An investment strategy focused primarily on privately held companies, including controlling equity interests, presents certain challenges, including the lack of available or comparable information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and companies that would be investment companies but are excluded from the definition of an investment company provided in Section 3(c) of the 1940 Act. To the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay investment advisory fees, consisting of a base management fee and an incentive fee, to PennantPark Investment Advisers with respect to investments in the securities and instruments of other investment companies under our Investment Management Agreement. With respect to any such investments, each of our stockholders will bear his or her share of the investment advisory fees of PennantPark Investment Advisers as well as indirectly bearing the investment advisory fees and other expenses of any investment companies in which we invest.

We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our Consolidated Statements of Operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio, NAV or we incur a net loss for that quarter. In addition, increases in interest rates may increase the amount of incentive fees we pay to the Investment Adviser even though our performance relative to the market has not increased.

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

We may seek to obtain from our stockholders and they may approve a proposal that authorizes us to issue shares of our common stock at prices below the then current NAV per share of our common stock in one or more offerings for a 12-month period. Such approval would allow us to access the capital markets in a way that we were previously unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below NAV per share will result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offerings we make at a price below our then current NAV in the future in a prospectus supplement issued in connection with any such offering.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $7.46 and $7.51 on September 30, 2018 and 2017, respectively. Our NAV per share was $9.11 and $9.10 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

The 2019 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2019 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2019 Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2019 Notes. As of September 30, 2018 and 2017, we had $80.5 million (including a $2.0 million temporary draw) and $79.4 million, respectively, outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets in our portfolio (other than assets held by our SBIC Funds), and the indebtedness under the Credit Facility is therefore effectively senior in right of payment to our 2019 Notes to the extent of the value of such assets.

The 2019 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2019 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2019 Notes and the 2019 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC Funds. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our 2019 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2019 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2019 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2018 and 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $180.0 million and $199.0 million was drawn. All of such indebtedness is structurally senior to the 2019 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2019 Notes.

The indenture under which the 2019 Notes were issued contains limited protection for their respective holders.

The indenture under which the 2019 Notes were issued offers limited protection to holders. The terms of the indenture and the 2019 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2019 Notes. In particular, the terms of the indentures and the 2019 Notes will not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2019 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2019 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2019 Notes;
•	sell assets;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

Furthermore, the terms of the indenture and the 2019 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2019 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2019 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2019 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2019 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2019 Notes.

An active trading market for the 2019 Notes may not develop, which could limit their market price or the ability of their respective holders to sell them. If a rating agency assigns the 2019 Notes a non-investment grade rating, they may be subject to greater price volatility than similar securities without such a rating.

We have not and do not intend to list the 2019 Notes on any securities exchange or for quotation on any automated dealer quotation system. We cannot provide any assurances that an active trading market will develop for the 2019 Notes or that their holders will be able to sell them. The 2019 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns the 2019 Notes a non-investment grade rating, they may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. We cannot assure holders of the 2019 Notes that a liquid trading market will develop for them, that holders will be able to sell their 2019 Notes at a particular time or that the price holders receive upon such sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our 2019 Notes may be harmed. Accordingly, holders of the 2019 Notes may be required to bear the financial risk for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2019 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and substantially decrease the market value of the 2019 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2019 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2019 Notes as well as, after December 31, 2018, scheduled payments of principal, early redemption, or sale of the 2019 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes as well as any proceeds from the sale or other disposition of the notes. Holders of the 2019 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2018, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions declared per share since October 1, 2016.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2018
Fourth quarter	$9.11	$7.84	$7.04	(14)%	(23)%	$0.18
Third quarter	9.09	7.45	6.64	(18)	(27)	0.18
Second quarter	9.00	7.17	6.41	(20)	(29)	0.18
First quarter	9.10	7.79	6.91	(14)	(24)	0.18
Year Ended September 30, 2017
Fourth quarter	9.10	7.76	7.35	(15)	(19)	0.18
Third quarter	9.18	8.14	7.33	(11)	(20)	0.18
Second quarter	9.09	8.58	7.71	(6)	(15)	0.18
First quarter	9.11	8.04	7.08	(12)	(22)	0.28

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sale prices less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on the NASDAQ Global Select Market at $7.46 and $7.51 as of September 30, 2018 and 2017, respectively. Our NAV per share was $9.11 and $9.10 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 15, 2018, we had 11 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2018.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program during the year ended September 30, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 through April 30, 2018	—	$	N/A	—	$30.0
May 1, 2018 through May 31, 2018	742,925		7.21	742,925	24.6
June 1, 2018 through June 30, 2018	329,834		7.34	329,834	22.2
July 1, 2018 through July 31, 2018	—		N/A	—	22.2
August 1, 2018 through August 31, 2018	849,119		7.74	849,119	15.7
September 1, 2018 through September 30, 2018	85,000		7.80	85,000	15.0
Total	2,006,878			2,006,878

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

		Distributions
Record Dates	Payment Dates	Declared
Year Ended September 30, 2018
September 17, 2018	October 1, 2018	$0.18
June 18, 2018	July 2, 2018	0.18
March 19, 2018	April 2, 2018	0.18
December 26, 2017	January 2, 2018	0.18
Total		$0.72
Year Ended September 30, 2017
September 20, 2017	October 2, 2017	$0.18
June 21, 2017	July 3, 2017	0.18
March 22, 2017	April 3, 2017	0.18
December 22, 2016	January 3, 2017	0.28
Total		$0.82

In January 2019, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2018 and 2017 from ordinary income (including short-term gains), if any, totaled $50.6 million and $58.3 million, or $0.72 and $0.82 per share, respectively, based on the weighted average shares outstanding for the respective periods.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2013, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

We have derived the data below from our audited and unaudited financial data. The Consolidated Statements of Operations data, per share data and Consolidated Statements of Assets and Liabilities data presented are derived from our audited Consolidated Financial Statements. These selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended September 30,
	2018		2017		2016		2015	2014
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$108,278		$124,534		$142,071		$161,629	$147,936
Total expenses	54,944	(1)	68,096	(1)	71,456	(1)	79,371	76,608
Net investment income	53,334		56,438		70,615		82,258	71,329
Net realized and unrealized (loss) gain	(5,621)		5,273		(51,878)		(92,504)	39,655
Net increase (decrease) in net assets resulting from operations	47,713		61,712		18,737		(10,246)	110,983
Per share data:
Net asset value	9.11		9.10		9.05		9.82	11.03
Net investment income (2)	0.75		0.79		0.99		1.10	1.06
Net realized and unrealized (loss) gain (2)	(0.07)		0.08		(0.73)		(1.24)	0.60
Net increase (decrease) in net assets resulting from operations (2)	0.68		0.87		0.26		(0.14)	1.66
Distributions declared (2), (3)	0.72		0.82		1.11		1.11	1.15
Consolidated Statements of Assets and Liabilities data:
Total assets	1,160,119		1,202,196		1,238,936		1,368,778	1,411,827
Total investment portfolio	1,132,085		1,153,578		1,153,680		1,299,048	1,318,055
Borrowings outstanding (4)	504,342		526,067		559,589		602,865	526,668
Total net asset value	628,902		646,808		643,367		716,591	828,010
Other data:
Total return (5)	9.70%		10.80%		36.64%		(32.51)%	6.76%
Number of portfolio companies (6)	53		55		56		61	67
Yield on debt portfolio (6)	11.2%		11.5%		11.9%		12.1%	12.5%

(1)	Expenses before base management fee and incentive fee waivers were $56,371, $73,743 and $77,996 for the years ended September 30, 2018, 2017 and 2016, respectively.
(2)	Based on the weighted average shares outstanding for the respective years.
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

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of investments that we expect to make;
•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;
•	the impact of price and volume fluctuations in the stock market;
•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the impact of future legislation and regulation on our business and our portfolio companies; and
•	the impact of Brexit and other world economic and political issues.

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

We believe middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies and the potential for rising interest rates. We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2018, our portfolio totaled $1,132.1 million and consisted of $531.4 million of first lien secured debt, $391.1 million of second lien secured debt, $48.1 million of subordinated debt and $161.5 million of preferred and common equity. Our debt portfolio consisted of 90% variable-rate investments and 10% fixed-rate investments. As of September 30, 2018, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $111.8 million as of September 30, 2018. Our overall portfolio consisted of 53 companies with an average investment size of $21.4 million, had a weighted average yield on interest bearing debt investments of 11.2% and was invested 47% in first lien secured debt, 35% in second lien secured debt, 4% in subordinated debt and 14% in preferred and common equity.

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

For the year ended September 30, 2018, we invested $604.7 million of investments in 17 new and 33 existing portfolio companies with a weighted average yield on debt investments of 10.2%. Sales and repayments of investments for the year ended September 30, 2018 totaled $630.5 million.

For the year ended September 30, 2017, we invested $508.3 million of investments in 18 new and 24 existing portfolio companies with a weighted average yield on debt investments of 10.5%. Sales and repayments of investments for the year ended September 30, 2018 totaled $544.0 million.

For the year ended September 30, 2016, we invested $330.6 million of investments in four new and 25 existing portfolio companies with a weighted average yield on debt investments of 11.9%. Sales and repayments of investments for the year ended September 30, 2017 totaled $439.7 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $3.9 million and zero relating to amendment costs on the Credit Facility during the years ended September 30, 2018, 2017 and 2016, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the year ended September 30, 2018, the Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $3.9 million. For the years ended September 30, 2017 and 2016, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized (appreciation) depreciation of $(7.6) million and $3.7 million, respectively. As of September 30, 2018 and 2017, net unrealized depreciation (appreciation) on our Credit Facility and the 2019 Notes totaled $1.6 million and $(2.3) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

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

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiaries, which are taxed as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2018, 2017 and 2016.

Investment Income

Investment income for the year ended September 30, 2018 was $108.3 million and was attributable to $49.5 million from first lien secured debt, $49.8 million from second lien secured debt and $9.0 million from subordinated debt and preferred and common equity. The decrease in investment income over the prior year was primarily due to a reduction of our portfolio at cost.

Investment income for the year ended September 30, 2017 was $124.5 million and was attributable to $54.4 million from first lien secured debt, $50.4 million from second lien secured debt, $19.7 million from subordinated debt and preferred and common equity. The decrease in investment income over the prior year was primarily due to a reduction of our portfolio at cost.

Investment income for the year ended September 30, 2016 was $142.1 million and was attributable to $59.9 million from first lien secured debt, $60.5 million from second lien secured debt, $21.7 million from subordinated debt and preferred and common equity.

Expenses

Net expenses for the year ended September 30, 2018 totaled $54.9 million. Base management fee for the same period totaled $16.5 million (after a base management fee waiver of $0.9 million), incentive fee totaled $11.0 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $22.8 million and general and administrative expenses totaled $4.6 million. The decrease in expenses over the prior year was primarily due to a decrease in debt related expenses and base management fees.

Net expenses for the year ended September 30, 2017 totaled $68.1 million. Base management fee for the same period totaled $20.3 million (after a base management fee waiver of $3.9 million), incentive fee totaled $9.3 million (after an incentive fee waiver of $1.8 million), debt related interest and expenses totaled $30.5 million (including $3.9 million in amendment costs on the Credit Facility), general and administrative expenses totaled $6.3 million and provision for taxes totaled $1.7 million. The decrease in expenses over the prior year was primarily due to lower incentive fees and general and administrative expenses.

Net expenses for the year ended September 30, 2016 totaled $71.5 million. Base management fee for the same period totaled $20.9 million (after a base management fee waiver of $4.0 million), incentive fee totaled $13.5 million (after an incentive fee waiver of $2.5 million), debt related interest and expenses totaled $27.6 million, general and administrative expenses totaled $7.1 million and provision for taxes totaled $2.4 million.

Net Investment Income

Net investment income totaled $53.3 million or $0.75 per share, $56.4 million or $0.79 per share and $70.6 million or $0.99 per share for the years ended September 30, 2018, 2017 and 2016, respectively. The decrease in net investment income per share compared to the prior year was primarily due to a lower yielding portfolio partially offset by a decrease in debt related expenses and base management fees.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2018, 2017 and 2016 totaled $630.5 million, $544.0 million and $439.7 million, respectively, and net realized gains (losses) totaled $45.9 million, $(31.0) million and $(80.5) million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, Credit Facility, the 2019 Notes and the 2025 Notes

For the years ended September 30, 2018, 2017 and 2016, we reported net change in unrealized (depreciation) appreciation on investments of $(55.3) million, $43.9 million and $24.9 million, respectively. As of September 30, 2018 and 2017, our net unrealized depreciation on investments totaled $111.8 million and $56.4 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2018 compared to the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the year ended September 30, 2018, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $3.9 million. For the years ended September 30, 2017 and 2016, our Credit Facility, 2019 Notes and 2025 Notes had a net change in unrealized (appreciation) depreciation of $(7.6) million and $3.7 million. As of September 30, 2018 and 2017, our net unrealized depreciation (appreciation) on our Credit Facility and the 2019 Notes totaled $1.6 million and $(2.3) million, respectively. The net change in unrealized depreciation for the year ended September 30, 2018 compared to the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $47.7 million or $0.68 per share, $61.7 million or $0.87 per share and $18.7 million or $0.26 per share for the years ended September 30, 2018, 2017 and 2016, respectively. The decrease in the net change in net assets from operations for year ended September 30, 2018 compared to the prior year was primarily due to a lower yielding portfolio and depreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

On November 13, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). Our board of directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at the 2019 annual meeting of stockholders. As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to compliance with certain disclosure requirements. As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 291% and 295%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2018, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.52%, 5.04% and 4.35%, respectively.

As of September 30, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2018 and 2017, we had $80.5 million (including a $2.0 million temporary draw) and $79.4 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 3.79% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of September 30, 2018 and 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of September 30, 2018 and 2017, we had $364.5 million and $365.6 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, please refer to the Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed August 7, 2017 and incorporated by reference therein. As of September 30, 2018, we were in compliance with the terms of our Credit Facility.

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

In January 2013, we issued $71.3 million in aggregate principal amount of 2025 Notes. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2018. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and ranked equal in right of payment with all of our senior unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. Please see our Base Indenture and the supplemental indenture filed as Exhibit (d)(9) in our post-effective amendment filed on January 22, 2013 for more information.

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

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. For the years ended September 30, 2018, 2017 and 2016, we repurchased 2.0 million, zero and 1.9 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $15.0 million, zero and $12.2 million, respectively.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $30.0 million as of September 30, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2018 and 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $180.0 million and $199.0 million was drawn, respectively. As of both September 30, 2018 and 2017, the unamortized fees on the SBA debentures was $4.6 million. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2018, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 200% (up to November 13, 2019 and 150% thereafter (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to certain disclosure requirements) asset coverage ratio is met after such borrowing. As of September 30, 2018 and 2017, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2018 and 2017, we had cash and cash equivalents of $19.5 million and $38.2 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $66.9 million for the year ended September 30, 2018, and our financing activities used cash of $85.6 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily for net repayments of the SBA debentures and our stock repurchase program.

Our operating activities provided cash of $69.2 million for the year ended September 30, 2017, and our financing activities used cash proceeds of $107.6 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily to redeem our 2025 Notes.

Our operating activities provided cash of $157.7 million for the year ended September 30, 2016, and our financing activities used cash proceeds of $132.7 million for the same period. Our operating activities provided cash primarily from sales and repayments on our investments and our financing activities used cash primarily for net repayments on our Credit Facility and our stock repurchase program.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of September 30, 2018, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$80.5	$—	$—	$80.5	$—
SBA debentures	180.0	—	30.0	—	150.0
2019 Notes	250.0	—	250.0	—	—
Total debt outstanding (1)	510.5	—	280.0	80.5	150.0
Unfunded investments (2)	60.6	—	—	45.4	15.2
Total contractual obligations	$571.1	$—	$280.0	$125.9	$165.2

(1)

The annualized weighted average cost of debt as of September 30, 2018, excluding debt issuance costs, was 4.52% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Recent Developments

On November 13, 2018, our board of directors authorized the Company to redeem $250.0 million outstanding aggregate principal amount of its 2019 Notes with a rate of 4.50% per year due October 1, 2019. The 2019 Notes will be prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as a make-whole premium. We currently expect the redemption to occur in early 2019.

On November 13, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). Our board of directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at the 2019 annual meeting of stockholders. As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to compliance with certain disclosure requirements. As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 291% and 295%, respectively.

On November 13, 2018, our board of directors approved the reduction of the asset coverage requirement following the Company’s analysis of how the increased leverage flexibility could affect the Company’s strategic priorities and positive long-term value creation for shareholders, as well as an assessment of the associated risks and how they can be managed or mitigated. Our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Advisor’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the years ended September 30, 2018, 2017 and 2016, we declared distributions of $0.72 per share, $0.82 per share and $1.12 per share, respectively, for total distributions of $50.6 million, $58.3 million and $79.8 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, our debt portfolio consisted of 90% variable-rate investments and 10% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(8,038)	$(0.12)
Up 1%	$8,038	$0.12
Up 2%	$16,075	$0.23
Up 3%	$24,113	$0.35
Up 4%	$32,159	$0.47

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

Item 8.Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2018. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2018, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2018. This report appears on page 47.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements of the Company (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), PennantPark Investment Corporation and its Subsidiaries’  internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 15, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 15, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and its Subsidiaries' (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York

November 15, 2018

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	September 30, 2017
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$896,720,950 and $824,106,322, respectively)	$905,271,258	$849,351,548
Non-controlled, affiliated investments (cost—$91,520,908 and $185,799,943, respectively)	78,078,331	189,674,977
Controlled, affiliated investments (cost—$255,574,317 and $200,120,407, respectively)	148,735,885	114,550,983
Total of investments (cost—$1,243,816,175 and $1,210,026,672, respectively)	1,132,085,474	1,153,577,508
Cash and cash equivalents (cost—$19,543,625 and $38,182,373, respectively)	19,506,154	38,202,068
Interest receivable	7,606,964	5,906,976
Prepaid expenses and other assets	920,235	4,509,289
Total assets	1,160,118,827	1,202,195,841
Liabilities
Distributions payable	12,429,712	12,790,950
Payable for investments purchased	—	1,014,000
Credit Facility payable (cost—$80,520,000 and $79,392,900, respectively) (See Notes 5 and 11)	77,645,830	76,037,341
2019 Notes payable (par—$250,000,000) (See Notes 5 and 11)	251,322,500	255,665,000
SBA debentures payable, net (par—$180,000,000 and $199,000,000, respectively) (See Notes 5 and 11)	175,373,229	194,364,653
Base management fee payable, net (See Note 3)	4,086,831	4,845,237
Performance-based incentive fee payable, net (See Note 3)	2,964,265	2,270,008
Interest payable on debt	6,576,393	6,876,756
Accrued other expenses	818,172	1,523,425
Total liabilities	531,216,932	555,387,370
Commitments and contingencies (See Note 12)
Net assets
Common stock, 69,053,958 and 71,060,836 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized	69,054	71,061
Paid-in capital in excess of par value	803,729,220	818,737,784
Undistributed net investment income	6,003,360	3,333,195
Accumulated net realized loss on investments	(70,687,629)	(116,598,355)
Net unrealized depreciation on investments	(111,763,780)	(56,425,773)
Net unrealized depreciation (appreciation) on debt	1,551,670	(2,309,441)
Total net assets	$628,901,895	$646,808,471
Total liabilities and net assets	$1,160,118,827	$1,202,195,841
Net asset value per share	$9.11	$9.10

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2018	2017	2016
Investment income:
From non-controlled, non-affiliated investments:
Interest	$83,255,593	$84,685,961	$103,659,182
Payment in kind	5,645,535	3,819,996	848,834
Other income	6,981,507	7,079,034	10,945,240
From non-controlled, affiliated investments:
Interest	3,013,976	10,339,444	12,374,621
Payment in kind	2,031,589	5,475,491	680,746
Other income	—	1,609,935	80,521
From controlled, affiliated investments:
Interest	4,499,350	734,163	731,381
Payment in kind	2,850,498	10,790,300	12,750,302
Other income	—	—	—
Total investment income	108,278,048	124,534,324	142,070,827
Expenses:
Base management fee (See Note 3)	17,468,376	24,218,029	24,852,898
Performance-based incentive fee (See Note 3)	11,492,928	11,077,956	16,018,790
Interest and expenses on debt (See Note 11)	22,818,492	26,642,113	27,601,242
Administrative services expenses (See Note 3)	2,086,500	3,576,000	3,566,667
Other general and administrative expenses	2,504,853	2,662,640	3,605,923
Expenses before Management Fees waiver, provision for taxes and Credit Facility amendment costs	56,371,149	68,176,738	75,645,520
Management Fees waiver (See Note 3)	(1,427,253)	(5,647,358)	(6,539,475)
Provision for taxes	—	1,700,000	2,350,000
Credit Facility amendment costs (See Notes 5 and 11)	—	3,866,633	—
Net expenses	54,943,896	68,096,013	71,456,045
Net investment income	53,334,152	56,438,311	70,614,782
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	34,813,876	2,567,041	(76,780,707)
Non-controlled and controlled, affiliated investments	11,042,330	(33,594,078)	(3,750,000)
Net realized gain (loss) on investments	45,856,206	(31,027,037)	(80,530,707)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(16,751,386)	16,950,900	48,052,466
Non-controlled and controlled, affiliated investments	(38,586,621)	26,904,281	(23,126,408)
Debt depreciation (appreciation) (See Notes 5 and 11)	3,861,111	(7,554,954)	3,726,573
Net change in unrealized (depreciation) appreciation on investments and debt	(51,476,896)	36,300,227	28,652,631
Net realized and unrealized (loss) gain from investments and debt	(5,620,690)	5,273,190	(51,878,076)
Net increase in net assets resulting from operations	$47,713,462	$61,711,501	$18,736,706
Net increase in net assets resulting from operations per common share (See Note 7)	$0.68	$0.87	$0.26
Net investment income per common share	$0.75	$0.79	$0.99

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2018	2017	2016
Net increase in net assets resulting from operations:
Net investment income	$53,334,152	$56,438,311	$70,614,782
Net realized gain (loss) on investments	45,856,206	(31,027,037)	(80,530,707)
Net change in unrealized (depreciation) appreciation on investments	(55,338,007)	43,855,181	24,926,058
Net change in unrealized depreciation (appreciation) on debt	3,861,111	(7,554,954)	3,726,573
Net increase in net assets resulting from operations	47,713,462	61,711,501	18,736,706
Distributions to stockholders:
Distribution of net investment income	(50,609,467)	(58,269,886)	(58,068,894)
Distribution of realized gains	—	—	(21,711,007)
Total distributions to stockholders	(50,609,467)	(58,269,886)	(79,779,901)
Capital transactions:
Repurchase of common stock	(15,010,571)	—	(12,180,491)
Net (decrease) increase in net assets	(17,906,576)	3,441,615	(73,223,686)
Net assets:
Beginning of year	646,808,471	643,366,856	716,590,542
End of year	$628,901,895	$646,808,471	$643,366,856
Undistributed net investment income, at end of year	$6,003,360	$3,333,195	$3,119,380
Capital share activity:
Shares of common stock repurchased	(2,006,878)	—	(1,905,207)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$47,713,462	$61,711,501	$18,736,706
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in net unrealized depreciation (appreciation) on investments	55,338,007	(43,855,181)	(24,926,058)
Net change in unrealized (depreciation) appreciation on debt	(3,861,111)	7,554,954	(3,726,573)
Net realized (gain) loss on investments	(45,856,206)	31,027,037	80,530,707
Net accretion of discount and amortization of premium	(2,285,720)	(2,514,784)	(5,251,804)
Purchases of investments	(604,740,676)	(508,261,736)	(330,552,035)
Payment-in-kind income	(11,404,966)	(21,200,913)	(15,123,817)
Proceeds from dispositions of investments	630,502,386	543,975,791	439,738,846
Amortization of deferred financing costs	1,730,326	1,133,994	626,452
(Increase) decrease in interest receivable	(1,699,988)	1,125,882	557,339
Decrease (increase) in prepaid expenses and other assets	3,589,054	(1,894,057)	6,175,712
(Decrease) increase in payable for investments purchased	(1,014,000)	1,014,000	(3,591,177)
Decrease in interest payable on debt	(300,363)	(643,357)	(118,401)
Decrease in base management fee payable, net	(758,406)	(229,593)	(1,527,199)
Increase (decrease) in performance-based incentive fee payable, net	694,257	(595,436)	(2,142,348)
(Decrease) increase in accrued other expenses	(705,253)	900,545	(1,699,487)
Net cash provided by operating activities	66,940,803	69,248,647	157,706,863
Cash flows from financing activities:
Repurchase of common stock	(15,010,571)	—	(12,180,491)
Distributions paid to stockholders	(50,970,704)	(65,375,968)	(80,313,359)
Borrowings under SBA debentures	71,000,000	31,500,000	47,500,000
Repayments under SBA debentures	(90,000,000)	(30,000,000)	—
Repayments under 2025 Notes	—	(71,250,000)	—
Capitalized borrowing costs	(1,721,750)	(1,513,875)	(1,151,875)
Borrowings under Credit Facility	235,520,000	363,760,000	413,664,923
Repayments under Credit Facility	(234,392,900)	(334,706,800)	(500,189,523)
Net cash used in financing activities	(85,575,925)	(107,586,643)	(132,670,325)
Net (decrease) increase in cash and cash equivalents	(18,635,122)	(38,337,996)	25,036,538
Effect of exchange rate changes on cash	(60,792)	931,951	952,319
Cash and cash equivalents, beginning of year	38,202,068	75,608,113	49,619,256
Cash and cash equivalents, end of year	$19,506,154	$38,202,068	$75,608,113
Supplemental disclosure of cash flow information:
Interest paid	$21,388,530	$26,151,475	$27,093,191
Taxes paid	$327,253	$1,267,064	$2,549,392
Non-cash exchanges and conversions	$31,942,605	$93,152,647	$62,949,729

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—144.0% (1), (2)
First Lien Secured Debt—66.9%
Allied America, Inc.	08/08/2022	Business Services	9.39%	3M L+700	21,435,548	$21,116,138	$21,478,419
Allied America, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	10.24%	1M L+800	14,925,000	14,783,825	14,925,000
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	9.74%	1M L+750	19,583,330	19,345,650	19,583,330
Broder Bros., Co.	12/02/2022	Consumer Products	10.33%	3M L+800	31,676,768	31,678,078	31,676,768
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	10.61%	1M L+850	32,813,941	32,240,776	32,813,941
Cano Health, LLC (Revolver)	11/05/2018	Healthcare, Education and Childcare	10.68%	1M L+850	3,150,000	3,150,000	3,150,000
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.24%	1M L+700	9,850,000	9,738,431	9,683,465
Deva Holdings, Inc.	10/31/2023	Consumer Products	7.74%	3M L+550	4,962,500	4,877,212	4,962,500
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—	—	385,000	—	—
eCommission Financial Services, Inc. (11)	08/29/2022	Financial Services	9.74%	1M L+750	19,800,000	19,475,599	19,800,000
eCommission Financial Services, Inc. (7), (11)	08/29/2022	Financial Services	—	—	4,000,000	—	—
eCommission Financial Services, Inc. (Revolver) (7), (11)	08/29/2022	Financial Services	—	—	4,000,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	10.39%	3M L+800	19,713,838	19,386,443	19,516,699
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	8.64%	1M L+625	22,457,923	22,225,155	22,345,634
Impact Group, LLC (7)	06/27/2023	Personal, Food and Miscellaneous Services	—	—	12,491,009	—	(62,455)
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	11.61%	1M L+950	14,350,500	14,140,360	14,350,500
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	11.24%	1M L+900	14,243,249	14,033,015	14,243,249
Ox Two, LLC	02/27/2023	Building Materials	8.49%	1M L+625	22,218,750	21,819,701	22,218,750
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.50%	P+725	750,000	750,000	750,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	1,750,000	—	—
Questex, LLC	09/09/2024	Media	8.57%	3M L+625	22,500,000	22,054,120	22,050,000
Questex, LLC (Revolver)	09/09/2024	Media	8.57%	3M L+625	598,404	598,404	586,436
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	2,992,021	—	(59,840)
Research Horizons, LLC	06/28/2022	Media	8.36%	1M L+625	22,500,000	22,071,351	22,050,000
Research Horizons, LLC (7)	06/28/2022	Media	—	—	9,121,622	—	(182,432)
Research Horizons, LLC (Revolver)	06/28/2022	Media	8.36%	1M L+625	1,783,784	1,783,784	1,748,108
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media	—	—	2,270,270	—	(45,405)
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	8.59%	3M L+625	20,925,313	20,642,473	20,925,313
SFP Holding, Inc. (7)	09/01/2022	Buildings and Real Estate	—	—	1,375,000	—	—
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Buildings and Real Estate	—	—	2,500,000	—	—
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	15.49%	1M L+1,325	23,718,379	23,464,517	23,006,827
US Dominion, Inc.	07/15/2024	Electronics	9.14%	3M L+675	29,925,000	29,415,076	29,925,000
US Dominion, Inc. (Revolver) (7)	07/15/2024	Electronics	—	—	7,500,000	—	—
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.39%	1M L+900	8,476,563	8,476,563	8,052,732
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	8.88%	3M L+650	22,500,000	22,050,866	22,050,000
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.25%	1M L+900	19,305,000	18,977,907	19,305,000
Total First Lien Secured Debt						418,295,444	420,847,539
Second Lien Secured Debt—62.2%
Condor Borrower, LLC	04/25/2025	Business Services	11.09%	3M L+875	12,500,000	12,271,734	12,500,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.64%	3M L+825	23,024,259	22,607,675	23,024,259
Halo Buyer, Inc.	07/06/2026	Consumer Products	10.49%	1M L+825	45,000,000	44,338,109	44,325,000
Infogroup, Inc.	04/03/2024	Other Media	11.64%	3M L+925	20,400,000	20,056,087	20,400,000
Integrity Marketing Partners, LLC	01/02/2023	Banking, Finance, Insurance and Real Estate	11.17%	1M L+900	6,000,000	5,913,341	5,987,443
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—	481,052	447,988	481,052
			(PIK 11.00%)
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	3M L+925	48,425,000	47,496,549	47,456,500
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.60%	1M L+850	15,000,000	14,710,035	14,700,000
Parq Holdings Limited Partnership (8), (11)	12/17/2021	Hotels, Motels, Inns and Gaming	14.39%	3M L+1,200	76,500,000	76,500,000	80,904,325
Pathway Partners Vet Management LLC	10/10/2025	Healthcare, Education and Childcare	10.24%	1M L+800	19,300,700	19,246,644	19,107,693
Pathway Partners Vet Management LLC (7)	10/10/2025	Healthcare, Education and Childcare	—	—	4,699,300	—	(46,993)
PT Network, LLC	04/12/2023	Healthcare, Education and Childcare	12.34%	3M L+1,000	41,666,667	40,959,198	41,250,000
Shift4 Payments, LLC	11/28/2025	Financial Services	10.84%	3M L+850	37,000,000	36,835,458	36,768,750
VT Topco, Inc.	08/24/2026	Business Services	9.34%	3M L+700	12,500,000	12,437,500	12,500,000
Winter Park Intermediate, Inc.	04/03/2026	Auto Sector	10.62%	1M L+850	32,000,000	31,380,959	31,680,000
Total Second Lien Secured Debt						385,201,277	391,038,029
Subordinated Debt/Corporate Notes—7.7%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,500,000	13,230,411	13,230,000
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	35,792,396	35,386,702	34,897,586
			(PIK 13.00%)			48,617,113	48,127,586
Preferred Equity/Partnership Interests—0.2% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	396,898
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	565,339
(PT Network, LLC) (9)
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	64,277
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	491,723
HW Holdco, LLC	—	Other Media	8.00%	—	3,591	—	25,771
Total Preferred Equity/Partnership Interests						1,602,750	1,544,008

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—7.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,651,653
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC	—	Cargo Transport	—	—	—	(13)	5,411,024	2,776,777
(Intermediate Transportation 100, LLC) (9)
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901		2,852,080	1,186,539
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000		840,004	957,866
(Allied America, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,245,827
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	2,250,000		2,250,000	2,250,000
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	4,165,759
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		800,000	1,049,378
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	1,147,011
Green Veracity Holdings, LP - Class A (VT Topco, Inc.)	—	Business Services	—	—	15,000		1,500,000	1,500,000
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,787,265
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,167,874
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	3,654,472
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433		1,906,433	1,906,433
(Walker Edison Furniture Company LLC)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	841,727
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	522,889
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	1,148,703		1,158,703	672,195
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		1,500,000	1,500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		—	—
Class B (US Dominion, Inc.)
WBB Equity, LLC		Aerospace and Defense	—	—	628,571		628,571	1,181,714
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.		Auto Sector			3,200,000		3,200,000	4,513,118
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	856		855,515	1,035,599
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants							43,004,366	43,714,096
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							896,720,950	905,271,258
Investments in Non-Controlled, Affiliated Portfolio Companies—12.4% (1), (2)
First Lien Secured Debt—1.9%
U.S. Well Services, LLC	02/02/2022	Oil and Gas	13.08%	1M L+1,100	10,160,537		10,098,625	10,160,537
			(PIK 13.08%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	8.08%	1M L+600	1,680,528		1,680,528	1,680,528
U.S. Well Services, LLC (Revolver) (7)	02/02/2022	Oil and Gas	—	—	511,893		—	—
Total First Lien Secured Debt							11,779,153	11,841,065
Common Equity/Partnership Interests/Warrants—10.5% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	18,137,081
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,973	29,841
Big Run, Inc.	—	Environmental Services	—	—	143,668		674,943	397,025
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389		29,711,576	33,040,294
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104		1,562,020	1,761,079
USWS Holdings, LLC - Class A and Class B (9)	—	Oil and Gas	—	—	8,190,817		7,023,750	12,871,946
Total Common Equity/Partnership Interests/Warrants							79,741,755	66,237,266
Total Investments in Non-Controlled, Affiliated Portfolio Companies							91,520,908	78,078,331

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—23.6% (1), (2)
First Lien Secured Debt—15.7%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.55%	3M L+575	£28,000,000	$39,051,600	$36,513,484
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	10,000,000	10,000,000	10,000,000
RAM Energy LLC (Revolver) (7)	07/01/2022	Energy and Utilities	—	—	5,000,000	—	—
Superior Digital Displays, LLC	12/31/2018	Media	7.84%	3M L+550	23,208,601	22,749,435	17,220,000
			(PIK 7.84%)
Total First Lien Secured Debt						106,801,035	98,733,484
Preferred Equity—1.9% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	12,099,647
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	873,289	30,011,026	—
Total Preferred Equity						45,403,215	12,099,647
Common Equity—6.0% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	950	132,497	3,987,794
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	33,914,960
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,370,067	37,902,754
Total Investments in Controlled, Affiliated Portfolio Companies						255,574,317	148,735,885
Total Investments—180.0%						1,243,816,175	1,132,085,474
Cash and Cash Equivalents—3.1%
BlackRock Federal FD Institutional 30						531,379	531,379
BNY Mellon Cash Reserve and Cash						19,012,246	18,974,775
Total Cash and Cash Equivalents						19,543,625	19,506,154
Total Investments and Cash Equivalents—183.1%						$1,263,359,800	$1,151,591,628
Liabilities in Excess of Other Assets—(83.1%)							(522,689,733)
Net Assets—100.0%							$628,901,895

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

(8)	Non-U.S. company or principal place of business outside the United States.
(9)	Investment is held through our Taxable Subsidiaries (See Note 1).
(10)	Par / Shares amount is denominated in British Pounds (£) or in Euros (€) as denoted.
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, qualifying assets represent 88% of the Company’s total assets and non-qualifying assets represent 12% of the Company’s total assets.

(12)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (See Note 5).
(13)	Share amount is 70,443,882,243.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)		Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—131.3% (1), (2)
First Lien Secured Debt—52.8%
ACC of Tamarac, LLC	06/20/2022	Telecommunications	10.82%	L+950		7,481,250	$7,362,571	$7,331,625
Allied America, Inc.	08/08/2022	Business Services	8.32%	L+700		19,950,000	19,557,525	19,551,000
Allied America, Inc. (Revolver) (8)	08/08/2022	Business Services	—	—		2,000,000	—	—
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	8.83%	L+750		19,850,000	19,573,919	19,773,923
Broder Bros., Co., Tranche A	06/03/2021	Consumer Products	7.08%	L+575		8,398,102	8,279,029	8,398,102
Broder Bros., Co., Tranche B	06/03/2021	Consumer Products	13.58%	L+1,225		8,723,735	8,593,867	8,723,735
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	9.74%	L+850		23,538,688	22,997,008	23,538,687
Cano Health, LLC (Revolver)	09/21/2018	Healthcare, Education and Childcare	9.74%	L+850		540,000	540,000	540,000
Cano Health, LLC (Revolver) (8)	09/21/2018	Healthcare, Education and Childcare	—	—		360,000	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.24%	L+700		9,950,000	9,814,043	9,938,114
eCommission Financial Services, Inc. (12)	08/29/2022	Financial Services	8.74%	L+750		20,000,000	19,605,736	19,600,000
eCommission Financial Services, Inc. (8), (12)	08/29/2022	Financial Services	—	—		4,000,000	—	(80,000)
eCommission Financial Services, Inc. (Revolver) (8), (12)	08/29/2022	Financial Services	—	—		4,000,000	—	(80,000)
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	9.30%	L+800		22,443,750	22,010,693	22,219,312
Home Town Cable TV, LLC	06/20/2022	Telecommunications	10.82%	L+950		10,000,000	9,806,795	9,800,000
Interior Specialists, Inc.	06/30/2020	Building Materials	9.25%	L+800		24,470,390	24,323,542	24,470,390
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.74%	L+950		14,083,875	13,836,409	14,083,875
K2 Pure Solutions NoCal, L.P.	02/19/2021	Chemicals, Plastics and Rubber	10.24%	L+900		14,522,529	14,290,133	14,111,098
One Sixty Over Ninety, LLC	03/03/2022	Media	10.52%	L+918		16,250,000	15,953,520	16,250,000
Prince Mineral Holding Corp. (5)	12/16/2019	Mining, Steel, Iron and Non-Precious Metals	11.50%	—		14,250,000	14,184,265	14,820,000
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	7.57%	L+625		17,500,000	17,155,691	17,150,000
SFP Holding, Inc. (8)	09/01/2022	Buildings and Real Estate	—	—		5,000,000	—	(100,000)
SFP Holding, Inc. (Revolver) (8)	09/01/2022	Buildings and Real Estate	—	—		2,500,000	—	—
Sunborn Oy, Sunborn Saga Oy (9), (11), (12)	06/28/2019	Hotels, Motels, Inns and Gaming	11.50%	L+1,050		€30,150,294	31,228,529	35,821,926
			(PIK 3.50%)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.49%	L+1,125		24,797,823	24,446,831	24,673,834
Trust Inns Limited (9), (11), (12)	02/12/2020	Buildings and Real Estate	10.83%	L+1,050	(7)	£16,890,936	27,246,877	22,817,525
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.33%	L+900		8,564,063	8,564,063	8,135,859
Total First Lien Secured Debt							339,371,046	341,489,005
Second Lien Secured Debt—60.3%
Acre Operating Company, LLC	12/12/2023	Electronics	10.74%	L+950		38,800,000	38,164,636	39,576,000
Balboa Capital Corporation (12)	03/04/2022	Financial Services	13.75%	—		28,500,000	28,288,480	28,500,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.58%	L+825		35,500,000	34,790,399	34,790,000
Howard Berger Co. LLC	09/30/2020	Distribution	11.34%	L+1,000		42,937,500	41,491,290	41,220,000
			(PIK 5.18%)
Infogroup, Inc.	04/03/2024	Other Media	10.58%	L+925		20,400,000	20,011,940	19,992,000
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—		432,203	334,401	432,203
			(PIK 11.00%)
Lighthouse Network, LLC	10/11/2024	Financial Services	10.74%	L+950		33,900,000	33,633,877	33,900,000
(f/k/a Harbortouch Payments, LLC)
MailSouth, Inc.	10/22/2021	Printing and Publishing	11.80%	L+1,050		26,425,000	26,004,601	26,689,250
Parq Holdings Limited Partnership (9), (12)	12/17/2021	Hotels, Motels, Inns and Gaming	13.24%	L+1,200		76,500,000	76,500,000	83,295,634
Pre-Paid Legal Services, Inc.	07/01/2020	Personal, Food and Miscellaneous Services	10.25%	L+900		62,750,000	62,291,419	62,985,313
Veritext Corp.	01/30/2023	Business Services	10.33%	L+900		18,834,375	18,351,647	18,646,031
Total Second Lien Secured Debt							379,862,690	390,026,431
Subordinated Debt/Corporate Notes—10.6%
Cascade Environmental LLC	08/20/2021	Environmental Services	12.00%	—		32,675,553	32,158,389	31,940,353
Credit Infonet, Inc.	10/26/2020	Personal, Food and Miscellaneous Services	13.00%	—		11,151,903	10,939,903	11,151,903
			(PIK 0.75%)
Goldsun Trading Limited (9), (11), (12)	02/19/2018	Healthcare, Education and Childcare	20.50%	L+1,600		£9,112,485	13,280,807	12,225,783
			(PIK 12.00%)
Sonny’s Enterprises, LLC	06/01/2023	Manufacturing / Basic Industries	11.00%	—		13,300,000	13,055,456	13,300,000
Total Subordinated Debt/Corporate Notes							69,434,555	68,618,039
Preferred Equity/Partnership Interests—0.9% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—		211	500,000	327,380
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—		949	949,050	1,144,391
Convergint Technologies Holdings, LLC	—	Electronics	8.00%	—		2,375	2,088,121	2,552,034
HW Holdco, LLC	—	Other Media	8.00%	—		3,591	—	24,971
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	9.00%	—		1,197	1,197,000	1,537,236
Total Preferred Equity/Partnership Interests							4,734,171	5,586,012

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2017

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—6.7% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
Alegeus Technologies Holdings Corp.	—	Financial Services	—	—	1		950	1,146
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,752,663
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC (10)	—	Cargo Transport	—	—	—	(14)	5,411,024	3,688,211
(Intermediate Transportation 100, LLC)
Cascade Environmental LLC (10)	—	Environmental Services	—	—	24,382		2,518,909	2,438,193
CI (Galls) Prime Investment Holdings, LLC (10)	—	Distribution	—	—	1,745,639		1,745,639	3,928,695
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,000,000
Convergint Technologies Holdings, LLC	—	Electronics	—	—	2,375		—	4,612,054
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	3,448,658
eCommission Holding Corporation (12)	—	Financial Services	—	—	80,000		800,000	800,000
Faraday Holdings, LLC (Interior Specialists, Inc.)	—	Building Materials	—	—	4,277		217,635	767,569
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,700,680
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	1,934,243
ITC Rumba, LLC (Cano Health, LLC) (10)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	2,197,752
Kadmon Holdings, Inc. (13)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	844,247
LaMi Acquisition, LLC (10)	—	Distribution	—	—	19		493,280	803,665
Lariat ecoserv Co-Invest Holdings, LLC (10)	—	Environmental Services	—	—	1,000,000		1,000,000	—
MidOcean PPL Holdings, Corp.	—	Personal, Food and Miscellaneous Services	—	—	3,000		3,000,000	9,786,996
(Pre-Paid Legal Services, Inc.)
Patriot National, Inc. (13)	—	Insurance	—	—	100,885		238,038	136,195
Roto Holdings, Inc.	—	Manufacturing / Basic Industries	—	—	1,330		133,000	2,036,830
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	754		754,264	754,264
(Juniper Landscaping of Florida, LLC) (10)
Total Common Equity/Partnership Interests/Warrants							30,703,860	43,632,061
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							824,106,322	849,351,548
Investments in Non-Controlled, Affiliated Portfolio Companies—29.3% (1), (2)
First Lien Secured Debt—9.8%
American Gilsonite Company	12/31/2021	Diversified Natural Resources,	15.00%	—	3,257,511		3,168,502	3,583,262
		Precious Metals and Minerals	(PIK 5.00%)
Corfin Industries LLC	11/25/2020	Aerospace and Defense	10.99%	L+975	22,593,352		22,280,645	22,480,385
Corfin Industries LLC (Revolver) (8)	11/25/2020	Aerospace and Defense	—	—	1,942,623		—	—
TRAK Acquisition Corp.	04/30/2018	Business Services	12.00%	L+1,050	21,202,411		21,136,798	21,202,411
TRAK Acquisition Corp. (Revolver)	04/30/2018	Business Services	12.00%	L+1,050	5,000,000		5,000,000	5,000,000
U.S. Well Services, LLC	02/02/2022	Oil and Gas	12.24%	L+1,100	9,644,284		9,566,510	9,644,284
			(PIK 12.24%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	7.24%	L+600	1,478,151		1,478,151	1,478,151
U.S. Well Services, LLC (Revolver) (8)	02/02/2022	Oil and Gas	—	—	714,270		—	—
Total First Lien Secured Debt							62,630,606	63,388,493
Second Lien Secured Debt—1.5%
EnviroSolutions Real Property Holdings, Inc. -	12/23/2019	Environmental Services	9.34%	L+800	4,856,640		4,834,021	4,856,640
Tranche A
EnviroSolutions Real Property Holdings, Inc. -	08/03/2020	Environmental Services	9.34%	L+800	4,661,312		4,639,603	4,661,312
Tranche B			(PIK 9.34%)
Total Second Lien Secured Debt							9,473,624	9,517,952
Subordinated Debt/Corporate Notes—8.0%
American Gilsonite Company (5)	12/31/2021	Diversified Natural Resources,	17.00%	—	9,727,948		9,727,948	10,603,464
		Precious Metals and Minerals	(PIK 17.00%)
ETX Energy, LLC, Convertible Note (5)	05/03/2021	Oil and Gas	12.50%	—	28,611,214		37,434,384	41,486,260
			(PIK 12.50%)
Total Subordinated Debt/Corporate Notes							47,162,332	52,089,724
Common Equity/Partnership Interests/Warrants—10.0% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	19,648,795
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,972	55,344
American Gilsonite Company	—	Diversified Natural Resources,	—	—	25,400		5,465,627	8,620,806
		Precious Metals and Minerals
Corfin InvestCo, L.P.	—	Aerospace and Defense	—	—	11,250		1,125,000	1,609,091
Corfin InvestCo, L.P. (8)	—	Aerospace and Defense	—	—	11,250		—	—
EnviroSolutions Holdings, Inc.	—	Environmental Services	—	—	143,668		11,960,702	15,718,184
ETX Energy, LLC (10)	—	Oil and Gas	—	—	113,610		—	2,797,423
ETX Energy Management Company, LLC (10)	—	Oil and Gas	—	—	119,603		—	147,249
TRAK Acquisition Corp.	—	Business Services	—	—	491,755		188,837	5,972,967
USWS Holdings, LLC - Class A and Class B	—	Oil and Gas	—	—	8,190,817		7,023,750	10,108,949
Total Common Equity/Partnership Interests/Warrants							66,533,381	64,678,808
Total Investments in Non-Controlled, Affiliated Portfolio Companies							185,799,943	189,674,977

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

(9)	Non-U.S. company or principal place of business outside the United States.
(10)	Investment is held through our Taxable Subsidiaries (See Note 1).
(11)	Par denominated in British Pounds (£) or in Euros (€) as denoted.
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

SEPTEMBER 30, 2018

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

We have entered into the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to each of our SBIC Funds under separate investment management agreements. We have also entered into the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to each of our SBIC Funds under a separate administration agreement. See Note 3.

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

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiaries, which are subject to tax as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

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

We expect that there may not be readily available market values for many of the investments, which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Investment Adviser;
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

SEPTEMBER 30, 2018

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended September 30, 2018, 2017 and 2016, we recorded a provision for taxes of zero, $1.7 million ($0.5 million of excise tax and $1.2 million of U.S. federal and state income taxes related to Taxable Subsidiaries) and $2.4 million ($0.9 million of excise tax and $1.5 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include certain tax-qualified dividends and/or return of capital.

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

SEPTEMBER 30, 2018

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Investment Management Agreement, as amended and restated on February 6, 2018, we implemented the previously announced permanent reductions in base management and incentive fees, effective January 1, 2018. The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2018. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components—a base management fee and an incentive fee or, collectively, Management Fees.

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (net of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned base management fees of $16.5 million (after a waiver of $0.9 million), $20.3 million (after a waiver of $3.9 million) and $20.9 million (after a waiver of $4.0 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser earned $11.0 million (after a waiver of $0.5 million), $9.3 million (after a waiver of $1.8 million) and $13.5 million (after a waiver of $2.5 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2018, 2017 and 2016, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2018. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2018, 2017 and 2016, we reimbursed the Investment Adviser approximately $2.0 million, $2.5 million and $3.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions in accordance with Rule 17a-7 of the 1940 Act during the years ended September 30, 2018 and 2016. For the year ended September 30, 2017, the Company purchased $5.0 million from and sold $45.6 million in total investments to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales amounted to $1.1 million.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2018, 2017 and 2016 totaled $616.1 million, $529.5 million and $345.7 million, respectively. Sales and repayments of investments for the same periods totaled $630.5 million, $544.0 million and $439.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2018		September 30, 2017
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$536,875,632	$531,422,088	$465,235,137	$466,076,352
Second lien	385,201,277	391,038,029	389,336,314	399,544,383
Subordinated debt / corporate notes	48,617,113	48,127,586	116,596,887	120,707,763
Equity	273,122,153	161,497,771	238,858,334	167,249,010
Total investments	1,243,816,175	1,132,085,474	1,210,026,672	1,153,577,508
Cash and cash equivalents	19,543,625	19,506,154	38,182,373	38,202,068
Total investments and cash and cash equivalents	$1,263,359,800	$1,151,591,628	$1,248,209,045	$1,191,779,576

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2018	September 30, 2017
Healthcare, Education and Childcare	15%	6%
Consumer Products	10	5
Energy and Utilities	7	6
Hotels, Motels, Inns and Gaming	7	10
Media	6	4
Printing and Publishing	6	2
Financial Services	5	7
Oil and Gas	5	6
Business Services	4	6
Auto Sector	3	—
Electronics	3	4
Environmental Services	3	5
Manufacturing / Basic Industries	3	4
Personal, Food and Miscellaneous Services	3	9
Aerospace and Defense	2	2
Beverage, Food and Tobacco	2	3
Building Materials	2	2
Buildings and Real Estate	2	4
Distribution	2	5
Home and Office Furnishings	2	—
Other Media	2	2
Telecommunications	1	1
Diversified Natural Resources, Precious Metal and Minerals	—	2
Other	5	5
Total	100%	100%

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

SEPTEMBER 30, 2018

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in no reclassifications during the years ended September 30, 2018 and 2017. During the year ended September 30, 2016, there was one reclassification from Level 2 to 1, one reclassification from Level 3 to 1 and one reclassification from Level 3 to 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$164,734,450	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	531,422,088	Market Comparable	Market Yield	7.4% – 17.5% (10.1%)
Second lien	226,303,579	Market Comparable	Market Yield	10.7% – 14.1% (13.3%)
Subordinated debt / corporate notes	48,127,586	Market Comparable	Market Yield	12.5% – 15.3% (14.5%)
Equity	160,656,044	Enterprise Market Value	EBITDA multiple	3.9x – 13.8x (8.2x)
Total Level 3 investments	$1,131,243,747
Long-Term Credit Facility	$77,645,830	Market Comparable	Market Yield	5.5%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

Asset Category	Fair value at September 30, 2017	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$14,820,000	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	96,885,313	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	451,256,352	Market Comparable	Market Yield	8.1% – 14.0% (11.0%)
Second lien	302,659,070	Market Comparable	Market Yield	9.6% – 14.6% (12.2%)
Subordinated debt / corporate notes	120,707,763	Market Comparable	Market Yield	11.6% – 20.5% (14.3%)
Equity	166,268,568	Enterprise Market Value	EBITDA multiple	4.8x – 15.8x (8.2x)
Total Level 3 investments	$1,152,597,066
Long-Term Credit Facility	$76,037,341	Market Comparable	Market Yield	4.3%

Our investments, cash and cash equivalents, Credit Facility and the 2019 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$970,587,703	$—	$—	$970,587,703
Equity investments	161,497,771	841,727	—	160,656,044
Total investments	1,132,085,474	841,727	—	1,131,243,747
Cash and cash equivalents	19,506,154	19,506,154	—	—
Total investments and cash and cash equivalents	$1,151,591,628	$20,347,881	$—	$1,131,243,747
Long-Term Credit Facility	$77,645,830	$—	$—	$77,645,830
2019 Notes	251,322,500	—	251,322,500	—
Total debt	$328,968,330	$—	$251,322,500	$77,645,830

	Fair Value at September 30, 2017
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$986,328,498	$—	$—	$986,328,498
Equity investments	167,249,010	980,442	—	166,268,568
Total investments	1,153,577,508	980,442	—	1,152,597,066
Cash and cash equivalents	38,202,068	38,202,068	—	—
Total investments and cash and cash equivalents	$1,191,779,576	$39,182,510	$—	$1,152,597,066
Long-Term Credit Facility	$76,037,341	$—	$—	$76,037,341
2019 Notes	255,665,000	—	255,665,000	—
Total debt	$331,702,341	$—	$255,665,000	$76,037,341

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	2,847,904	43,250,660	46,098,564
Net unrealized depreciation	(15,266,479)	(40,114,380)	(55,380,859)
Purchases, PIK interest, net discount accretion and non-cash exchanges	556,756,457	61,674,905	618,431,362
Sales, repayments and non-cash exchanges	(560,078,677)	(70,423,709)	(630,502,386)
Transfers in/out of Level 3	—	—	—
Ending Balance	$970,587,703	$160,656,044	$1,131,243,747
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(5,468,175)	$(10,447,877)	$(15,916,052)

	Year Ended September 30, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,000,146,681	$125,633,017	$1,125,779,698
Net realized losses	(43,066,781)	(10,910,451)	(53,977,232)
Net unrealized appreciation (depreciation)	75,097,153	(6,862,504)	68,234,649
Purchases, PIK interest, net discount accretion and non-cash exchanges	509,394,726	93,811,871	603,206,597
Sales, repayments and non-cash exchanges	(555,243,281)	(35,403,365)	(590,646,646)
Transfers in/out of Level 3	—	—	—
Ending Balance	$986,328,498	$166,268,568	$1,152,597,066
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$40,461,680	$(29,825,294)	$10,636,386

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $79,392,900 and $50,339,700, respectively)	$76,037,341	$39,551,187
Net change in unrealized appreciation included in earnings	481,389	7,432,954
Borrowings (1)	161,520,000	237,760,000
Repayments (1)	(162,392,900)	(208,706,800)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $80,520,000 and $79,392,900, respectively)	$75,645,830	$76,037,341
Temporary draws outstanding, at cost	2,000,000	—
Ending Balance (cost – $80,520,000 and $79,392,900, respectively)	$77,645,830	$76,037,341

(1)	Excludes temporary draws.

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,520,000	$39,121,590	December 14, 2018	$(2,398,410)

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes. We elected to use the fair value option for the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $3.9 million and zero relating to amendment costs on the Credit Facility during the years ended September 30, 2018, 2017 and 2016, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the year ended September 30, 2018, the Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $3.9 million. For the years ended September 30, 2017 and 2016, our Credit Facility, the 2019 Notes and the 2025 Notes had a net change in unrealized (appreciation) depreciation of $(7.6) million and $3.7 million, respectively. As of September 30, 2018 and 2017, net unrealized depreciation (appreciation) on our Credit Facility and the 2019 Notes totaled $1.6 million and $(2.3) million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2017 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2018 (1)	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited (3)	$—	$39,184,097	$—	$1,299,807	$1,317,181	$40,501,278	$—
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	16,945,557	1,073,864	—	—	(5,919,774)	12,099,647	—
RAM Energy LLC	71,406,572	10,350,000	(350,000)	3,043,300	(2,491,612)	78,914,960	—
Superior Digital Displays Holdings, Inc.	26,198,854	13,502,471	(9,000,000)	3,006,741	(14,174,803)	17,220,000	187,236
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	19,704,139	—	—	—	(1,537,218)	18,166,922	—
American Gilsonite Company	22,807,532	504,246	(26,983,525)	1,070,685	(4,445,455)	—	8,106,827
Big Run, Inc. (4)	—	674,943	—	—	(277,918)	397,025	—
Corfin Industries LLC	24,089,476	—	(26,739,059)	993,423	(683,831)	—	3,296,101
EnviroSolutions Holdings, Inc.	25,236,136	103,947	(19,310,228)	454,098	(3,801,810)	—	(2,238,725)
ETX Energy, LLC	44,430,932	894,101	—	291,534	(3,468,771)	34,801,373	(6,452,914)
TRAK Acquisition Corp.	32,175,378	15,000,000	(48,318,847)	895,459	(5,849,743)	—	6,955,332
U.S. Well Services, LLC	21,231,384	923,753	(205,123)	1,340,366	2,747,135	24,713,011	—
Total Controlled and Non-Controlled Affiliates	$304,225,960	$82,211,422	$(130,906,782)	$12,395,413	$(38,586,619)	$226,814,216	$9,853,857

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Became a controlled affiliate during the three months ended March 31, 2018.
(4)	Became a non-controlled affiliate during the three months ended March 31, 2018.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2018	2017	2016
Numerator for net increase in net assets resulting from operations	$47,713,462	$61,711,501	$18,736,706
Denominator for basic and diluted weighted average shares	70,686,354	71,060,836	71,621,530
Basic and diluted net increase in net assets per share resulting from operations	$0.68	$0.87	$0.26

8. TAXES AND DISTRIBUTIONS

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may materially differ from amounts determined in accordance with GAAP. These book-to-tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are reclassified to undistributed net investment income, accumulated net realized gain or paid-in-capital, as appropriate. Distributions from net realized capital gains, if any, are normally declared and paid annually, but the Company may make distributions on a more frequent basis to comply with the distribution requirements for RICs under the Code.

As of September 30, 2018 and 2017, the cost of investments for federal income tax purposes was $1,240.6 million and $1,206.4 million, respectively, resulting in a gross unrealized appreciation of $37.7 million and $67.0 million, respectively, and depreciation of $146.1 million and $119.9 million, respectively.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2018	2017	2016
Decrease in paid-in capital	$—	$(1,245,892)	$(2,548,967)
Increase (decrease) in accumulated net realized gain	54,520	(799,498)	(1,449,411)
(Decrease) increase in undistributed net investment income	(54,520)	2,045,390	3,998,378

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2018	2017	2016
Net increase in net assets resulting from operations	$47,713,462	$61,711,501	$18,736,706
Net realized (gain) loss on investments	(45,856,206)	31,027,037	80,530,707
Net change in unrealized depreciation (appreciation) on investments and debt	51,476,896	(36,300,227)	(28,652,631)
Other book-to-tax differences	(722,661)	(6,838,039)	(1,438,839)
Other non-deductible expenses	343,083	3,026,409	3,648,098
Taxable income before dividends paid deduction	$52,954,574	$52,626,681	$72,824,041

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2018	2017	2016
Undistributed net investment income – tax basis	$20,714,977	$18,388,023	$31,137,312
Realized loss carried forward	(68,819,477)	(113,198,158)	(81,242,318)
Distributions payable and other book to tax differences	(16,579,769)	(18,455,025)	(31,547,434)
Net unrealized depreciation of investments and debt	(110,212,110)	(58,735,214)	(95,035,441)
Total accumulated deficit – book basis	$(174,896,379)	$(172,000,374)	$(176,687,881)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2018	2017	2016
Ordinary income (including short-term gains, if any)	$50,609,467	$58,269,886	$58,068,894
Long-term capital gain	—	—	21,711,007
Total distributions	$50,609,467	$58,269,886	$79,779,901
Total distributions per share based on weighted average shares	$0.72	$0.82	$1.11

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2018 and 2017, cash and cash equivalents consisted of money market funds in the amounts of $19.5 million and $38.2 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for the years ended September 30:

	2018	2017	2016	2015	2014
Per Share Data:
Net asset value, beginning of year	$9.10	$9.05	$9.82	$11.03	$10.49
Net investment income (1)	0.75	0.79	0.99	1.10	1.06
Net realized and unrealized gain (loss) (1)	(0.07)	0.08	(0.73)	(1.24)	0.60
Net increase (decrease) in net assets resulting from operations (1)	0.68	0.87	0.26	(0.14)	1.66
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.72)	(0.82)	(0.81)	(1.11)	(1.15)
Distribution of realized gains	—	—	(0.30)	—	—
Total distributions to stockholders	(0.72)	(0.82)	(1.11)	(1.11)	(1.15)
Repurchase of common stock (1)	0.05	—	0.08	0.04	—
Accretive (dilutive) effect of common stock issuance (1)	—	—	—	—	0.03
Net asset value, end of year	$9.11	$9.10	$9.05	$9.82	$11.03
Per share market value, end of year	$7.46	$7.51	$7.52	$6.47	$10.91
Total return (3)	9.70%	10.80%	36.64%	(32.51)%	6.76%
Shares outstanding at end of year	69,053,958	71,060,836	71,060,836	72,966,043	75,092,911
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (5)	4.99%	5.78%	6.65%	6.81%	6.43%
Ratio of interest and expenses on debt to average net assets	3.54%	4.69%	4.18%	3.39%	3.83%
Ratio of total expenses to average net assets (5)	8.53%	10.47%	10.83%	10.20%	10.26%
Ratio of net investment income to average net assets	8.28%	8.67%	10.70%	10.57%	9.55%
Net assets at end of year	$628,901,895	$646,808,471	$643,366,856	$716,590,542	$828,009,949
Weighted average debt outstanding (6)	$504,963,762	$605,661,674	$634,769,508	$580,367,750	$526,252,068
Weighted average debt per share (1), (6)	$7.14	$8.52	$8.86	$7.76	$7.85
Asset coverage per unit (7)	$2,912	$2,950	$2,756	$2,569	$3,198
Average market value per unit (8)	$—	$—	$24.68	$25.13	$24.51
Portfolio turnover ratio	56.51%	43.60%	26.50%	30.17%	50.66%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the years ended September 30, 2018, 2017 and 2016, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 5.21%, 6.65% and 7.64%, respectively, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 8.75%, 11.33% and 11.82%, respectively.

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

(8)

The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2018.

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2018, 2017 and 2016, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.52%, 5.04% and 4.35%, respectively. As of September 30, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On November 13, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). Our board of directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at the 2019 annual meeting of stockholders. As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to compliance with certain disclosure requirements. As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 291% and 295%, respectively.

Credit Facility

As of September 30, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2018 and 2017, we had $80.5 million (including a $2.0 million temporary draw) and $79.4 million, respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 3.79% and 2.42%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of September 30, 2018 and 2017. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had SBA debentures outstanding of $30.0 million as of September 30, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2018 and 2017, our SBIC Funds had $300.0 million in debt commitments, respectively, of which $180.0 million and $199.0 million was drawn, respectively. As of both September 30, 2018 and 2017, the unamortized fees on the SBA debentures was $4.6 million. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2017 Principal Balance
March 29, 2011	March 1, 2021	4.37%	$15,000,000
September 21, 2011	September 1, 2021	3.38	105,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
Weighted Average Rate / Total		3.19%	$199,000,000

(1)	Excluding 3.43% of upfront fees.

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

2019 Notes

As of September 30, 2018 and 2017, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

2025 Notes

On June 29, 2017, the 6.25% notes due 2025, or 2025 Notes, were redeemed in full and no amounts were outstanding as of September 30, 2018 or 2017. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and ranked equal in right of payment with all of our senior unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2018 and 2017, we had $60.6 million and $21.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2018

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. Superior Digital Displays, LLC became a controlled affiliated investment as of December 31, 2013. We have determined that, as of September 30, 2018, Superior Digital Displays, LLC triggered at least one of the significance tests by 20%. As a result and in accordance with Rule 4-08(g) of Regulation S-K, presented below is summarized unaudited financial information for Superior Digital Displays, LLC as of September 30, 2018 and 2017 as well as for the year ended September 30, 2018, 2017 and 2016. In accordance with rule 3-09(b)(1), the separate audited financial statements of Superior Digital Displays, LLC are being filed herewith, as Exhibit 99.2.

Balance Sheet (1)	September 30, 2018	September 30, 2017
Current assets	$1,033.7	$712.0
Noncurrent assets	6,663.1	11,744.4
Current liabilities	1,206.7	1,261.4
Noncurrent liabilities	23,065.9	28,755.0

	Years Ended September 30,
Income Statement (1)	2018	2017	2016
Total revenue	$1,985.7	$1,180.7	$507.8
Total expenses	11,240.4	13,666.6	13,265.2
Net loss	(9,254.7)	(12,485.9)	(12,757.4)

(1)	All amounts are in thousands and unaudited.

14. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. For the years ended September 30, 2018, 2017 and 2016, we repurchased 2.0 million, zero and 1.9 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $15.0 million, zero and $12.2 million, respectively.

15. SUBSEQUENT EVENTS

On November 13, 2018, our board of directors authorized the Company to redeem $250.0 million outstanding aggregate principal amount of its 2019 Notes with a rate of 4.50% per year due October 1, 2019. The 2019 Notes will be prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as a make-whole premium.

On November 13, 2018, our board of directors approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA). Our board of directors also authorized the submission of a proposal for stockholders to accelerate the application of the 150% minimum asset coverage ratio to us at the 2019 annual meeting of stockholders. As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, effective as of November 13, 2019 (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to compliance with certain disclosure requirements. As of September 30, 2018 and 2017, our asset coverage ratio, as computed in accordance with the 1940 Act, was 291% and 295%, respectively.

On November 13, 2018, our board of directors approved the reduction of the asset coverage requirement following the Company’s analysis of how the increased leverage flexibility could affect the Company’s strategic priorities and positive long-term value creation for shareholders, as well as an assessment of the associated risks and how they can be managed or mitigated. Our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Advisor’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2018
	Q4	Q3	Q2	Q1
Total investment income	$27,624	$24,760	$27,226	$28,668
Net investment income	$13,975	$11,776	$13,415	$14,168
Net realized and unrealized (loss) gain	$(1,502)	$5,134	$(7,380)	$(1,873)
Net increase in net assets resulting from operations	$12,473	$16,910	$6,035	$12,295
Net increase in net assets resulting from operations per common share *	$0.18	$0.24	$0.08	$0.18
Net asset value per share at the end of the quarter	$9.11	$9.09	$9.00	$9.10
Market value per share at the end of the quarter	$7.46	$7.01	$6.68	$6.91

	2017
	Q4	Q3	Q2	Q1
Total investment income	$27,866	$31,084	$33,715	$31,869
Net investment income	$12,768	$12,460	$16,169	$15,041
Net realized and unrealized (loss) gain	$(5,344)	$6,319	$(4,709)	$9,008
Net increase in net assets resulting from operations	$7,424	$18,779	$11,460	$24,049
Net increase in net assets resulting from operations per common share *	$0.10	$0.26	$0.16	$0.34
Net asset value per share at the end of the quarter	$9.10	$9.18	$9.09	$9.11
Market value per share at the end of the quarter	$7.51	$7.39	$8.14	$7.66

	2016
	Q4	Q3	Q2	Q1
Total investment income	$32,160	$35,540	$39,108	$35,263
Net investment income	$15,157	$17,794	$20,832	$16,832
Net realized and unrealized gain (loss)	$12,552	$10,039	$(16,882)	$(57,587)
Net increase (decrease) in net assets resulting from operations	$27,709	$27,833	$3,950	$(40,755)
Net increase (decrease) in net assets resulting from operations per common share *	$0.37	$0.39	$0.06	$(0.56)
Net asset value per share at the end of the quarter	$9.05	$8.94	$8.83	$9.02
Market value per share at the end of the quarter	$7.52	$6.83	$6.06	$6.18

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.6

Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 21, 2016).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this Report).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).
99.2*	Audited Consolidated Financial Statements of Superior Digital Displays Holdings, Inc. and Subsidiaries for the Year Ended September 30, 2018.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2018.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 15, 2018
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 15, 2018
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 15, 2018
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 15, 2018
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 15, 2018
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 15, 2018
Samuel L. Katz