Form 10-Q
period 2018-12-31
PENNANTPARK INVESTMENT CORP
filed 2019-02-07
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 7, 2019 was 68,027,537.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “Credit Facility” refers to our multi-currency, senior secured revolving credit facility, as amended and restated; “2019 Notes” refers to our 4.50% notes due 2019; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	September 30, 2018
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$987,929,505 and $896,720,950, respectively)	$989,515,879	$905,271,258
Non-controlled, affiliated investments (cost—$74,369,962 and $91,520,908, respectively)	49,057,619	78,078,331
Controlled, affiliated investments (cost—$261,311,677 and $255,574,317, respectively)	152,880,313	148,735,885
Total of investments (cost—$1,323,611,144 and $1,243,816,175, respectively)	1,191,453,811	1,132,085,474
Cash and cash equivalents (cost—$24,657,870 and $19,543,625, respectively)	24,653,889	19,506,154
Interest receivable	5,506,564	7,606,964
Prepaid expenses and other assets	152,544	920,235
Total assets	1,221,766,808	1,160,118,827
Liabilities
Distributions payable	12,244,957	12,429,712
Payable for investments purchased	18,172,125	—
Credit Facility payable (cost—$174,136,000 and $80,520,000, respectively) (See Notes 5 and 10)	167,088,178	77,645,830
2019 Notes payable (par—$250,000,000) (See Notes 5 and 10)	249,430,000	251,322,500
SBA debentures payable, net (par—$150,000,000 and $180,000,000, respectively) (See Notes 5 and 10)	145,789,777	175,373,229
Base management fee payable, net (See Note 3)	4,419,262	4,086,831
Performance-based incentive fee payable, net (See Note 3)	2,667,270	2,964,265
Interest payable on debt	5,007,094	6,576,393
Accrued other expenses	1,007,040	818,172
Total liabilities	605,825,703	531,216,932
Commitments and contingencies (See Note 11)
Net assets
Common stock, 68,027,537 and 69,053,958 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	68,028	69,054
Paid-in capital in excess of par value	796,236,224	803,729,220
Undistributed net investment income	6,333,033	6,003,360
Accumulated net realized loss on investments	(62,157,643)	(70,687,629)
Net unrealized depreciation on investments	(132,156,359)	(111,763,780)
Net unrealized depreciation on debt	7,617,822	1,551,670
Total net assets	$615,941,105	$628,901,895
Total liabilities and net assets	$1,221,766,808	$1,160,118,827
Net asset value per share	$9.05	$9.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$23,508,581	$21,383,219
Payment in kind	1,246,016	1,284,909
Other income	618,071	1,586,642
From non-controlled, affiliated investments:
Interest	105,105	1,215,834
Payment in kind	108,625	1,573,306
From controlled, affiliated investments:
Interest	1,788,603	480,430
Payment in kind	5,000	1,144,085
Total investment income	27,380,001	28,668,425
Expenses:
Base management fee (See Note 3)	4,419,262	5,735,137
Performance-based incentive fee (See Note 3)	2,667,270	3,185,204
Interest and expenses on debt (See Note 10)	6,278,847	5,857,378
Administrative services expenses (See Note 3)	521,625	521,625
Other general and administrative expenses	618,367	628,290
Expenses before Management Fees waiver and provision for taxes	14,505,371	15,927,634
Management Fees waiver (See Note 3)	—	(1,427,253)
Provision for taxes	300,000	—
Net expenses	14,805,371	14,500,381
Net investment income	12,574,630	14,168,044
Realized and unrealized loss on investments and debt:
Net realized gain on investments on:
Non-controlled, non-affiliated investments	3,737,919	1,793,043
Non-controlled and controlled, affiliated investments	4,792,067	1,980,440
Net realized gain on investments	8,529,986	3,773,483
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(6,929,882)	1,738,065
Non-controlled and controlled, affiliated investments	(13,462,697)	(8,510,961)
Debt depreciation (See Notes 5 and 10)	6,066,152	1,126,766
Net change in unrealized depreciation on investments and debt	(14,326,427)	(5,646,130)
Net realized and unrealized loss from investments and debt	(5,796,441)	(1,872,647)
Net increase in net assets resulting from operations	$6,778,189	$12,295,397
Net increase in net assets resulting from operations per common share (See Note 7)	$0.10	$0.18
Net investment income per common share	$0.18	$0.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net increase in net assets resulting from operations:
Net investment income	$12,574,630	$14,168,044
Net realized gain on investments	8,529,986	3,773,483
Net change in unrealized depreciation on investments	(20,392,579)	(6,772,896)
Net change in unrealized depreciation on debt	6,066,152	1,126,766
Net increase in net assets resulting from operations	6,778,189	12,295,397
Distributions to stockholders:	(12,244,957)	(12,790,950)
Capital transactions:
Repurchase of common stock	(7,494,022)	—
Net decrease in net assets	(12,960,790)	(495,553)
Net assets:
Beginning of period	628,901,895	646,808,471
End of period	$615,941,105	$646,312,918
Undistributed net investment income, at end of period	$6,333,033	$4,710,289
Capital share activity:
Shares of common stock repurchased	(1,026,421)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,778,189	$12,295,397
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized depreciation on investments	20,392,579	6,772,896
Net change in unrealized depreciation on debt	(6,066,152)	(1,126,766)
Net realized gain on investments	(8,529,986)	(3,773,483)
Net accretion of discount and amortization of premium	(729,769)	(239,321)
Purchases of investments	(194,455,970)	(138,433,423)
Payment-in-kind income	(1,922,358)	(3,706,405)
Proceeds from dispositions of investments	125,791,017	192,303,018
Amortization of deferred financing costs	416,548	375,065
Decrease (increase) in interest receivable	2,100,400	(1,852,834)
Decrease in prepaid expenses and other assets	767,691	1,529,740
Increase (decrease) in payable for investments purchased	18,172,125	(1,014,000)
Decrease in interest payable on debt	(1,569,299)	(1,369,723)
Increase (decrease) in base management fee payable, net	332,431	(27,721)
(Decrease) increase in performance-based incentive fee payable, net	(296,995)	405,565
Increase in accrued other expenses	188,868	250,382
Net cash (used in) provided by operating activities	(38,630,681)	62,388,387
Cash flows from financing activities:
Repurchase of common stock	(7,494,022)	—
Distributions paid to stockholders	(12,429,712)	(12,790,950)
Repayments under SBA debentures	(30,000,000)	(15,000,000)
Borrowings under Credit Facility	217,000,000	91,000,000
Repayments under Credit Facility	(123,384,000)	(91,000,000)
Net cash provided by (used in) financing activities	43,692,266	(27,790,950)
Net increase in cash equivalents	5,061,585	34,597,437
Effect of exchange rate changes on cash	86,150	33,170
Cash and cash equivalents, beginning of period	19,506,154	38,202,068
Cash and cash equivalents, end of period	$24,653,889	$72,832,675
Supplemental disclosure of cash flow information:
Interest paid	$7,431,597	$6,852,037
Taxes paid	$3,617	$—
Non-cash exchanges and conversions	$12,697,510	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—160.7% (1), (2)
First Lien Secured Debt—78.6%
Allied America, Inc.	08/08/2022	Business Services	9.81%	3M L+700	21,358,192	$21,057,856	$21,384,889
Allied America, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
American Insulated Glass, LLC	12/21/2023	Building Materials	7.98%	3M L+550	31,200,000	30,580,416	30,576,000
American Insulated Glass, LLC (7)	12/21/2023	Building Materials	—	—	1,350,649	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	8.10%	1M L+575	14,887,500	14,749,371	14,738,625
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	10.02%	1M L+750	19,583,330	19,354,443	19,583,330
Broder Bros., Co.	12/02/2022	Consumer Products	11.31%	3M L+850	31,515,152	31,516,838	31,515,152
Cano Health, LLC	12/23/2021	Healthcare, Education and Childcare	8.58%	1M L+625	37,358,331	36,817,568	37,358,331
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.52%	1M L+700	9,825,000	9,720,195	9,557,457
Deva Holdings, Inc.	10/31/2023	Consumer Products	8.77%	3M L+625	4,520,316	4,446,372	4,520,316
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—	—	385,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	10.80%	3M L+800	19,713,838	19,400,776	18,728,146
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	9.30%	3M L+650	27,410,052	27,221,921	27,273,002
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	11.85%	1M L+950	14,171,119	13,977,311	14,171,119
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	7.84%	1M L+525	27,133,333	26,727,301	26,726,333
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938,095	—	—
Ox Two, LLC	02/27/2023	Building Materials	8.77%	1M L+625	22,110,425	21,729,644	22,110,425
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.75%	P+725	750,000	750,000	750,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	1,750,000	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	9.71%	3M L+725	7,200,000	7,183,125	7,128,000
Peninsula Pacific Entertainment LLC (7)	11/13/2024	Hotels, Motels, Inns and Gaming	—	—	800,000	—	(8,000)
Pestell Minerals and Ingredients Inc. (11)	06/01/2023	Beverage, Food and Tobacco	7.68%	1M L+525	5,500,000	5,445,567	5,422,576
Provation Medical, Inc.	03/11/2024	Electronics	9.42%	1M L+700	27,000,000	26,396,785	26,392,500
Questex, LLC	09/09/2024	Media	9.02%	3M L+625	22,443,750	22,016,571	21,994,875
Questex, LLC (Revolver)	09/09/2024	Media	9.02%	3M L+625	598,404	598,404	586,436
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	2,992,021	—	(59,841)
Research Horizons, LLC	06/28/2022	Media	8.60%	1M L+625	22,359,375	21,955,122	21,800,390
Research Horizons, LLC (7)	06/28/2022	Media	—	—	9,121,622	—	(228,041)
Research Horizons, LLC (Revolver)	06/28/2022	Media	8.60%	1M L+625	810,811	810,811	790,541
Research Horizons, LLC (Revolver) (7)	06/28/2022	Media	—	—	3,243,243	—	(81,081)
SFP Holding, Inc.	09/01/2022	Buildings and Real Estate	9.04%	3M L+625	20,227,284	19,982,458	20,227,284
SFP Holding, Inc. (7)	09/01/2022	Buildings and Real Estate	—	—	5,506,214	—	—
SFP Holding, Inc. (Revolver)	09/01/2022	Buildings and Real Estate	9.04%	3M L+625	833,333	833,333	833,333
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Buildings and Real Estate	—	—	1,666,667	—	—
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	15.77%	3M L+1,325	22,099,213	21,885,003	21,325,740
US Dominion, Inc.	07/15/2024	Electronics	9.28%	3M L+675	29,850,000	29,358,834	29,850,000
US Dominion, Inc. (Revolver) (7)	07/15/2024	Electronics	—	—	7,500,000	—	—
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.80%	1M L+900	8,454,688	8,454,688	8,031,952
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	8.88%	3M L+650	22,500,000	22,065,139	22,050,000
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	11.53%	1M L+900	19,183,125	18,874,578	19,183,125
Total First Lien Secured Debt						483,910,430	484,232,914
Second Lien Secured Debt—65.5%
Condor Borrower, LLC	04/25/2025	Business Services	11.28%	3M L+875	12,500,000	12,277,984	12,437,500
Confie Seguros Holding Co.	10/31/2025	Insurance	11.24%	3M L+850	14,500,000	14,211,122	14,040,785
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	11.05%	3M L+825	23,024,259	22,619,598	23,024,259
Halo Buyer, Inc.	07/06/2026	Consumer Products	10.77%	1M L+825	45,000,000	44,337,844	44,325,000
Infogroup, Inc.	04/03/2024	Other Media	12.05%	3M L+925	20,400,000	20,068,042	20,400,000
Integrity Marketing Partners, LLC	11/30/2026	Insurance	11.21%	3M L+850	20,769,231	20,474,544	20,561,538
Integrity Marketing Partners, LLC (7)	11/30/2026	Insurance	—	—	2,373,626	—	(23,736)
Intermediate Transportation 100, LLC (5)	03/01/2019	Cargo Transport	11.00%	—	481,052	468,352	481,052
			(PIK 11.00%)
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	6M L+925	48,425,000	47,511,267	47,456,500
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.85%	1M L+850	15,000,000	14,720,490	14,700,000
Parq Holdings Limited Partnership (8), (11)	12/17/2021	Hotels, Motels, Inns and Gaming	14.80%	3M L+1,200	76,500,000	76,500,000	83,062,990
PT Network, LLC	04/12/2023	Healthcare, Education and Childcare	12.43%	3M L+1,000	41,666,667	40,989,222	41,041,667
Shift4 Payments, LLC	11/28/2025	Financial Services	11.03%	3M L+850	37,000,000	36,844,123	36,722,500
VT Topco, Inc.	08/24/2026	Business Services	9.80%	1M L+700	12,500,000	12,437,500	12,468,750
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	11.02%	1M L+850	32,800,000	32,186,662	32,472,000
Total Second Lien Secured Debt						395,646,750	403,170,805
Subordinated Debt/Corporate Notes—7.8%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,569,534	13,307,183	13,569,534
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	36,955,649	36,580,410	34,553,533
			(PIK 13.00%)			49,887,593	48,123,067
Preferred Equity/Partnership Interests—0.3% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	462,602
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	584,633
(PT Network, LLC) (9)
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	68,981
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	527,701
Total Preferred Equity/Partnership Interests						1,602,750	1,643,917

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—8.5% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
AG Investco LP (9)	—	Business Services	—	—	650,000		650,000	650,000
AG Investco LP (7), (9)	—	Business Services	—	—	350,000		—	—
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,866,067
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC	—	Cargo Transport	—	—	—	(13)	5,411,024	3,611,080
(Intermediate Transportation 100, LLC) (9)
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901		2,852,080	520,736
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	112,001		1,153,614	1,312,852
(Allied America, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,287,386
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500		2,250,000	2,535,289
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	5,212,753
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		1,004,625	1,012,082
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	1,177,113
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325		675,325	675,325
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000		1,500,000	1,308,318
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	1,940,195
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	3,839,997
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433		1,906,433	1,906,433
(Walker Edison Furniture Company LLC)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	524,189
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	686,222
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	495,249		495,249	623,125
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		1,500,000	1,500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		—	552,896
Class B (US Dominion, Inc.)
U.S. Well Services, Inc. - Class A (11), (12)	—	Oil and Gas	—	—	81,383		813,830	528,990
USWS Holdings, LLC (9), (11)	—	Oil and Gas	—	—	1,188,368		11,883,680	6,372,623
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571		628,571	1,269,714
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector			3,200,000		3,200,000	5,592,775
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	856		855,515	839,016
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants							56,881,982	52,345,176
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							987,929,505	989,515,879
Investments in Non-Controlled, Affiliated Portfolio Companies—8.0% (1), (2)
Preferred Equity—1.5% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	23,269		2,326,900	9,307,600
Total Preferred Equity							2,326,900	9,307,600
Common Equity/Partnership Interests/Warrants—6.5% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	16,804,236
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,973	16,571
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389		29,711,576	21,768,908
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104		1,562,020	1,160,304
Total Common Equity/Partnership Interests/Warrants							72,043,062	39,750,019
Total Investments in Non-Controlled, Affiliated Portfolio Companies							74,369,962	49,057,619

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—24.7% (1), (2)
First Lien Secured Debt—15.1%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.65%	3M L+575	£28,000,000	$39,051,600	$35,660,604
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	15,000,000	15,000,000	15,000,000
Superior Digital Displays, LLC	12/31/2019	Media	3.00%	—	7,504,371	7,243,236	7,500,000
			(PIK 3.00%)
Total First Lien Secured Debt						96,294,836	93,160,604
Preferred Equity—1.4% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,188	9,082,240
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	1,416,392	46,254,586	—
Total Preferred Equity						61,646,774	9,082,240
Common Equity—8.2% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	7,307,469
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	43,330,000
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,370,067	50,637,469
Total Investments in Controlled, Affiliated Portfolio Companies						261,311,677	152,880,313
Total Investments—193.4%						1,323,611,144	1,191,453,811
Cash and Cash Equivalents—4.0%
BlackRock Federal FD Institutional 30						4,846,547	4,846,547
BNY Mellon Cash Reserve and Cash						19,811,323	19,807,342
Total Cash and Cash Equivalents						24,657,870	24,653,889
Total Investments and Cash Equivalents—197.4%						$1,348,269,014	$1,216,107,700
Liabilities in Excess of Other Assets—(97.4%)							(600,166,595)
Net Assets—100.0%							$615,941,105

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
(4)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread includes payment-in-kind, or PIK, interest and other fee rates, if any.

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2018, qualifying assets represent 89% of the Company’s total assets and non-qualifying assets represent 11% of the Company’s total assets.

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
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—7.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,651,653
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC	—	Cargo Transport	—	—	—	(13)	5,411,024	2,776,777
(Intermediate Transportation 100, LLC) (9)
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901		2,852,080	1,186,539
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000		840,004	957,866
(Allied America, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,245,827
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	2,250,000		2,250,000	2,250,000
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	4,165,759
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		800,000	1,049,378
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	1,147,011
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000		1,500,000	1,500,000
(VT Topco, Inc.)
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,787,265
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,167,874
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	3,654,472
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433		1,906,433	1,906,433
(Walker Edison Furniture Company LLC)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	841,727
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	522,889
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	1,148,703		1,158,703	672,195
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		1,500,000	1,500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		—	—
Class B (US Dominion, Inc.)
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571		628,571	1,181,714
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector			3,200,000		3,200,000	4,513,118
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	856		855,515	1,035,599
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants							43,004,366	43,714,096
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							896,720,950	905,271,258
Investments in Non-Controlled, Affiliated Portfolio Companies—12.4% (1), (2)
First Lien Secured Debt—1.9%
U.S. Well Services, LLC	02/02/2022	Oil and Gas	13.08%	1M L+1,100	10,160,537		10,098,625	10,160,537
			(PIK 13.08%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	8.08%	1M L+600	1,680,528		1,680,528	1,680,528
U.S. Well Services, LLC (Revolver) (7)	02/02/2022	Oil and Gas	—	—	511,893		—	—
Total First Lien Secured Debt							11,779,153	11,841,065
Common Equity/Partnership Interests/Warrants—10.5% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	18,137,081
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,973	29,841
Big Run, Inc.	—	Environmental Services	—	—	143,668		674,943	397,025
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389		29,711,576	33,040,294
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104		1,562,020	1,761,079
USWS Holdings, LLC - Class A and Class B (9)	—	Oil and Gas	—	—	8,190,817		7,023,750	12,871,946
Total Common Equity/Partnership Interests/Warrants							79,741,755	66,237,266
Total Investments in Non-Controlled, Affiliated Portfolio Companies							91,520,908	78,078,331

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—23.6% (1), (2)
First Lien Secured Debt—15.7%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.55%	3M L+575	£28,000,000	$39,051,600	$36,513,484
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	10,000,000	10,000,000	10,000,000
RAM Energy LLC (Revolver) (7)	07/01/2022	Energy and Utilities	—	—	5,000,000	—	—
Superior Digital Displays, LLC	12/31/2018	Media	7.84%	3M L+550	23,208,601	22,749,435	17,220,000
			(PIK 7.84%)
Total First Lien Secured Debt						106,801,035	98,733,484
Preferred Equity—1.9% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	12,099,647
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	873,289	30,011,026	—
Total Preferred Equity						45,403,215	12,099,647
Common Equity—6.0% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	3,987,794
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	33,914,960
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,370,067	37,902,754
Total Investments in Controlled, Affiliated Portfolio Companies						255,574,317	148,735,885
Total Investments—180.0%						1,243,816,175	1,132,085,474
Cash and Cash Equivalents—3.1%
BlackRock Federal FD Institutional 30						531,379	531,379
BNY Mellon Cash Reserve and Cash						19,012,246	18,974,775
Total Cash and Cash Equivalents						19,543,625	19,506,154
Total Investments and Cash Equivalents—183.1%						$1,263,359,800	$1,151,591,628
Liabilities in Excess of Other Assets—(83.1%)							(522,689,733)
Net Assets—100.0%							$628,901,895

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
(4)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR “L” or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread includes PIK interest and other fee rates, if any.

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

(b)Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, the Credit Facility and the 2019 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended December 31, 2018 and 2017, we recorded a provision for taxes of $0.3 million ($0.1 million of excise tax and $0.2 million of U.S. federal and state income taxes related to the Taxable Subsidiaries) and zero, respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

DECEMBER 31, 2018

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

(g)Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. We but do not anticipate the impact of this final rule to have a material impact on our consolidated financial statements.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Investment Management Agreement, as amended and restated on February 5, 2019, we implemented the previously announced permanent reductions in base management and incentive fees, effective January 1, 2018. The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Advisor’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three months ended December 31, 2018 and 2017, the Investment Adviser earned a base management fee of $4.4 million and $4.8 million (after a waiver of $0.9 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three months ended December 31, 2018 and 2017, the Investment Adviser earned $2.7 million and $2.7 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For both the three months ended December 31, 2018 and 2017, we reimbursed the Investment Adviser approximately $0.3 million, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three months ended December 31, 2018 and 2017.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2018 and 2017 totaled $196.4 million and $142.1 million, respectively. Sales and repayments of investments for the same periods totaled $125.8 million and $192.3 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2018		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$580,205,266	$577,393,518	$536,875,632	$531,422,088
Second lien	395,646,750	403,170,805	385,201,277	391,038,029
Subordinated debt / corporate notes	49,887,593	48,123,067	48,617,113	48,127,586
Equity	297,871,535	162,766,421	273,122,153	161,497,771
Total investments	1,323,611,144	1,191,453,811	1,243,816,175	1,132,085,474
Cash and cash equivalents	24,657,870	24,653,889	19,543,625	19,506,154
Total investments and cash and cash equivalents	$1,348,269,014	$1,216,107,700	$1,263,359,800	$1,151,591,628

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2018	September 30, 2018
Healthcare, Education and Childcare	13%	15%
Consumer Products	10	10
Energy and Utilities	8	7
Hotels, Motels, Inns and Gaming	8	7
Building Materials	5	2
Electronics	5	3
Printing and Publishing	5	6
Business Services	4	4
Media	4	6
Personal, Food and Miscellaneous Services	4	3
Auto Sector	3	3
Beverage, Food and Tobacco	3	2
Environmental Services	3	3
Financial Services	3	5
Insurance	3	—
Manufacturing / Basic Industries	3	3
Oil and Gas	3	5
Aerospace and Defense	2	2
Buildings and Real Estate	2	2
Chemicals, Plastics and Rubber	2	1
Distribution	2	2
Home and Office Furnishings	2	2
Other Media	2	2
Other	1	5
Total	100%	100%

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined under ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us on the reporting period date.

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

The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information, disorderly transactions or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence were available. Corroborating evidence that would result in classifying these non-binding broker/dealer bids as a Level 2 asset includes observable orderly market-based transactions for the same or similar assets or other relevant observable market-based inputs that may be used in pricing an asset.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the three months ended December 31, 2018 and 2017, our ability to observe valuation inputs resulted in no reclassifications.

In addition to using the above inputs in cash equivalents, investments, the 2019 Notes and our Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If the board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

The remainder of our investment portfolio and our long-term Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

Asset Category	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$7,120,000	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	180,966,837	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	570,273,518	Market Comparable	Market Yield	7.5% – 17.6% (10.0%)
Second lien	222,203,968	Market Comparable	Market Yield	11.0% – 14.1% (13.1%)
Subordinated debt / corporate notes	48,123,067	Market Comparable	Market Yield	12.0% – 17.0% (15.6%)
Equity	161,713,242	Enterprise Market Value	EBITDA multiple	6.0x – 13.0x (9.0x)
Total Level 3 investments	$1,190,400,632
Long-Term Credit Facility	$167,088,178	Market Comparable	Market Yield	5.6%

Asset Category	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$164,734,450	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	531,422,088	Market Comparable	Market Yield	7.4% – 17.5% (10.1%)
Second lien	226,303,579	Market Comparable	Market Yield	10.7% – 14.1% (13.3%)
Subordinated debt / corporate notes	48,127,586	Market Comparable	Market Yield	12.5% – 15.3% (14.5%)
Equity	160,656,044	Enterprise Market Value	EBITDA multiple	3.9x – 13.8x (8.2x)
Total Level 3 investments	$1,131,243,747
Long-Term Credit Facility	$77,645,830	Market Comparable	Market Yield	5.5%

Our investments, cash and cash equivalents, Credit Facility and the 2019 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,028,687,390	$—	$—	$1,028,687,390
Equity investments	162,766,421	1,053,179	—	161,713,242
Total investments	1,191,453,811	1,053,179	—	1,190,400,632
Cash and cash equivalents	24,653,889	24,653,889	—	—
Total investments and cash and cash equivalents	$1,216,107,700	$25,707,068	$—	$1,190,400,632
Long-Term Credit Facility	$167,088,178	$—	$—	$167,088,178
2019 Notes	249,430,000	—	249,430,000	—
Total debt	$416,518,178	$—	$249,430,000	$167,088,178

	Fair Value at September 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$970,587,703	$—	$—	$970,587,703
Equity investments	161,497,771	841,727	—	160,656,044
Total investments	1,132,085,474	841,727	—	1,131,243,747
Cash and cash equivalents	19,506,154	19,506,154	—	—
Total investments and cash and cash equivalents	$1,151,591,628	$20,347,881	$—	$1,131,243,747
Long-Term Credit Facility	$77,645,830	$—	$—	$77,645,830
2019 Notes	251,322,500	—	251,322,500	—
Total debt	$328,968,330	$—	$251,322,500	$77,645,830

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized gains	805,044	7,672,845	8,477,889
Net unrealized appreciation (depreciation)	3,054,099	(22,878,354)	(19,824,255)
Purchases, PIK interest, net discount accretion and non-cash exchanges	175,080,250	21,214,018	196,294,268
Sales, repayments and non-cash exchanges	(120,839,706)	(4,951,311)	(125,791,017)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,028,687,390	$161,713,242	$1,190,400,632
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$3,476,349	$(14,245,662)	$(10,769,313)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

	Three Months Ended December 31, 2017
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	1,961,209	1,810,786	3,771,995
Net unrealized depreciation	(3,759,168)	(2,980,993)	(6,740,161)
Purchases, PIK interest, net discount accretion and non-cash exchanges	133,670,716	8,708,434	142,379,150
Sales, repayments and non-cash exchanges	(190,492,232)	(1,810,786)	(192,303,018)
Transfers in/out of Level 3	—	—	—
Ending Balance	$927,709,023	$171,996,009	$1,099,705,032
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,441,348)	$(2,980,993)	$(4,422,341)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Long-Term Credit Facility	2018	2017
Beginning Balance (cost – $80,520,000 and $79,392,900, respectively)	$77,645,830	$76,037,341
Net change in unrealized (depreciation) appreciation included in earnings	(4,173,652)	540,734
Borrowings (1)	217,000,000	35,000,000
Repayments (1)	(123,384,000)	(35,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $174,136,000 and $79,392,900, respectively)	$167,088,178	$76,578,075
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $174,136,000 and $79,392,900, respectively)	$167,088,178	$76,578,075

(1)	Excludes temporary draws.

As of December 31, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$36,934,197	March 15, 2019	$(3,201,803)

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,520,000	$39,121,590	December 14, 2018	$(2,398,410)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic ASC 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2019 Notes. We elected to use the fair value option for the Credit Facility and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During both the three months ended December 31, 2018 and 2017 we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2018 and 2017, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $6.1 million and $1.1 million, respectively. As of December 31, 2018 and September 30, 2018, the net unrealized depreciation on our Credit Facility and the 2019 Notes totaled $7.6 million and $1.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2018 were as follows:

Name of Investment	Fair Value at September 30, 2018 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2018 (1)	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$40,501,278	$—	$—	$580,572	$2,466,795	$42,968,073	$—
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	12,099,647	—	—	—	(3,017,406)	9,082,240	—
RAM Energy LLC	78,914,960	5,000,000	—	1,010,000	9,415,040	93,330,000	—
Superior Digital Displays Holdings, Inc.	17,220,000	16,707,877	(16,168,548)	203,031	(10,457,361)	7,500,000	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	18,166,922	—	—	—	(1,346,115)	16,820,807	—
Big Run, Inc.	397,025	—	(447,844)	—	277,918	—	(227,099)
ETX Energy, LLC	34,801,373	2,326,900	—	—	(4,891,461)	32,236,812	—
U.S. Well Services, LLC (3)	24,713,011	225,253	(11,252,488)	213,730	(5,910,108)	—	4,859,930
Total Controlled and Non-Controlled Affiliates	$226,814,216	$24,260,030	$(27,868,880)	$2,007,333	$(13,462,698)	$201,937,932	$4,632,831

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Ceased to be an affiliate during the three months ended December 31, 2018.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2018	2017
Numerator for net increase in net assets resulting from operations	$6,778,189	$12,295,397
Denominator for basic and diluted weighted average shares	68,908,920	71,060,836
Basic and diluted net increase in net assets per share resulting from operations	$0.10	$0.18

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2018 and September 30, 2018, cash and cash equivalents consisted of money market funds in the amounts of $24.7 million and $19.5 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$9.11	$9.10
Net investment income (1)	0.18	0.20
Net change in realized and unrealized loss (1)	(0.08)	(0.02)
Net increase in net assets resulting from operations (1)	0.10	0.18
Distributions to stockholders (1), (2)	(0.18)	(0.18)
Repurchase of common stock (1)	0.02	—
Net asset value, end of period	$9.05	$9.10
Per share market value, end of period	$6.37	$6.91
Total return* (3)	(12.39)%	(5.62)%
Shares outstanding at end of period	68,027,537	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	5.43%	5.32%
Ratio of interest and expenses on debt to average net assets	4.00%	3.61%
Ratio of total expenses to average net assets (5), (6)	9.43%	8.93%
Ratio of net investment income to average net assets (6)	8.01%	8.73%
Net assets at end of period	$615,941,105	$646,312,918
Weighted average debt outstanding (7)	$532,965,659	$541,820,206
Weighted average debt per share (1), (7)	$7.73	$7.62
Asset coverage per unit (8)	$2,479	$2,955
Portfolio turnover ratio	44.50%	48.71%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the three months ended December 31, 2017, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 6.20% and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 9.81%.

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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.71% and 4.32%, respectively. As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirements applicable to us for senior securities have been reduced from 200% to 150%, subject to compliance with certain disclosure requirements. As of December 31, 2018 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 248% and 291%, respectively.

Credit Facility

As of December 31, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2018 and September 30, 2018, we had $174.1 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 4.39% and 3.79%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of December 31, 2018 and September 30, 2018. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had zero SBA debentures outstanding as of December 31, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150 million as of December 31, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2018 and September 30, 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of December 31, 2018 and September 30, 2018, the unamortized fees on the SBA debentures was $4.2 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2018 Principal Balance
March 23, 2016	March 1, 2026	2.86%	$22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.11%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2018, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

As of December 31, 2018 and September 30, 2018, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes is paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes mature on October 1, 2019. The 2019 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2019 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

On November 13, 2018, our board of directors authorized the Company to redeem $250.0 million outstanding aggregate principal amount of its 2019 Notes. Upon the delivery of a notice of redemption, the 2019 Notes will be prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as a make-whole premium.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2018 and September 30, 2018, we had $41.0 million and $60.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2018

(Unaudited)

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. Superior Digital Displays, LLC became a controlled affiliated investment as of December 31, 2013. We have determined that, as of December 31, 2018, Superior Digital Displays, LLC triggered at least one of the significance tests by 20%. As a result and in accordance with Rule 4-08(g) of Regulation S-K, presented below is summarized unaudited financial information for Superior Digital Displays, LLC as of December 31, 2018 and September 30, 2018 as well as for the three months ended December 31, 2018 and 2017.

Balance Sheet (1)	December 31, 2018 (2)	September 30, 2018
Current assets	$739.5	$1,033.7
Noncurrent assets	5,923.5	6,663.1
Current liabilities	1,599.0	1,206.7
Noncurrent liabilities	7,225.0	23,065.9

	Three Months Ended December 31,
Income Statement (1)	2018 (2)	2017
Total revenue	$367.7	$413.1
Total expenses	2,255.3	2,992.1
Net loss	(1,887.6)	(2,579.0)

(1)	All amounts are in thousands.
(2)	Unaudited.

13. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. For the three months ended December 31, 2018 and 2017 we repurchased 1.0 million and zero shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.5 million and zero, respectively.

14. SUBSEQUENT EVENTS

On February 5, 2019, our stockholders approved the adoption of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the minimum asset coverage requirements applicable to us for senior securities has been reduced from 200% to 150%, subject to compliance with certain disclosure requirements. In connection with this reduction, our annual base management fee has also been reduced from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

On January 31, 2019, the Company announced the redemption of $250.0 million outstanding aggregate principal amount of its 2019 Notes due October 1, 2019. The 2019 Notes will be prepaid at 100% of the principal amount, plus accrued and unpaid interest through the payment date of March 4, 2019, as well as a make-whole premium.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2018, and the related consolidated statements of operations, the related consolidated statements of changes in net assets, and cash flows for the three-month periods ended December 31, 2018 and 2017, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated November 15, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

February 7, 2019

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

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2018, our portfolio totaled $1,191.5 million and consisted of $577.4 million of first lien secured debt, $403.2 million of second lien secured debt, $48.1 million of subordinated debt and $162.8 million of preferred and common equity. Our debt portfolio consisted of 90% variable-rate investments and 10% fixed-rate investments. As of December 31, 2018, we had no companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $132.2 million as of December 31, 2018. Our overall portfolio consisted of 56 companies with an average investment size of $21.3 million, had a weighted average yield on interest bearing debt investments of 10.9% and was invested 48% in first lien secured debt, 34% in second lien secured debt, 4% in subordinated debt and 14% in preferred and common equity.

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

For the three months ended December 31, 2018, we invested $194.5 million in six new and 13 existing portfolio companies with a weighted average yield on debt investments of 9.5%. Sales and repayments of investments for the three months ended December 31, 2018 totaled $125.8 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility and the 2019 Notes. We elected to use the fair value option for the Credit Facility and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. During both the three months ended December 31, 2018 and 2017 we did not incur any expenses relating to amendment costs on the Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three months ended December 31, 2018 and 2017, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $6.1 million and $1.1 million, respectively. As of December 31, 2018 and September 30, 2018, net unrealized depreciation on our Credit Facility and the 2019 Notes totaled $7.6 million and $1.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments, our Credit Facility and the 2019 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital  gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, subject to maintaining our ability to be taxed as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2018 and 2017.

Investment Income

Investment income for the three months ended December 31, 2018 was $27.4 million and was attributable to $13.2 million from first lien secured debt, $12.4 million from second lien secured debt and $1.8 million from subordinated debt, respectively. Investment income for the three months ended December 31, 2017 was $28.7 million and was attributable to $12.7 million from first lien secured debt, $12.9 million from second lien secured debt and $3.1 million from subordinated debt, respectively. The decrease in investment income compared to the same period in the prior year was primarily due to a decrease in other income.

Expenses

Expenses for the three months ended December 31, 2018 totaled $14.8 million. Base management fee for the same period totaled $4.4 million, incentive fee totaled $2.7 million, debt related interest and expenses totaled $6.3 million, general and administrative expenses totaled $1.1 million and provision for taxes totaled $0.3 million. Net expenses for the three months ended December 31, 2017 totaled $14.5 million. Base management fee for the same period totaled $4.8 million (after a base management fee waiver of $0.9 million), incentive fee totaled $2.7 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $5.9 million and general and administrative expenses totaled $1.1 million. The increase in expenses compared to the same period in the prior year was primarily due to an increase in leverage, which resulted in an increased interest expense.

Net Investment Income

Net investment income totaled $12.6 million, or $0.18 per share, for the three months ended December 31, 2018, and $14.2 million, or $0.20 per share, for the three months ended December 31, 2017. The decrease in net investment income compared to the same period in the prior year was primarily due to a decrease in other income and an increase leverage, which resulted in an increased interest expense.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2018 totaled $125.8 million and net realized gains totaled $8.5 million. Sales and repayments of investments for the three months ended December 31, 2017 totaled $192.3 million and net realized gains totaled $3.8 million. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facility and the 2019 Notes

For the three months ended December 31, 2018 and 2017, we reported net change in unrealized depreciation on investments of $20.4 million and $6.8 million, respectively. As of December 31, 2018 and September 30, 2018, our net unrealized depreciation on investments totaled $132.2 million and $111.8 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three months ended December 31, 2018 and 2017, our Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $6.1 million and $1.1 million, respectively. As of December 31, 2018 and September 30, 2018, the net unrealized depreciation on the Credit Facility and the 2019 Notes totaled $7.6 million and $1.6 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $6.8 million, or $0.10 per share, for the three months ended December 31, 2018. This compares to a net change in net assets resulting from operations of $12.3 million, or $0.18 per share, for the three months ended December 31, 2017. The decrease in the net change in net assets from operations compared to the same period in the prior year was primarily due to a lower yielding portfolio and depreciation of our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2018, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 200% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirements applicable to us for senior securities have been reduced from 200% to 150%, subject to compliance with certain disclosure requirements. As of December 31, 2018 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 248% and 291%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, amortized upfront fees on SBA debentures and debt issuance costs, was 4.71% and 4.32%, respectively.

As of December 31, 2018, we had a $445 million multi-currency Credit Facility with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2018 and September 30, 2018, we had $174.1 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the Credit Facility. The Credit Facility had a weighted average interest rate of 4.39% and 3.79%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of December 31, 2018 and September 30, 2018. The Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of December 31, 2018 and September 30, 2018, we had $270.9 million and $364.5 million of unused borrowing capacity under our Credit Facility, respectively, subject to the regulatory restrictions. The Credit Facility is secured by substantially all of our assets excluding assets held by our SBIC Funds.

For a complete list of covenants contained in the Credit Facility, please refer to the Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed August 7, 2017 and incorporated by reference therein. As of December 31, 2018, we were in compliance with the terms of our Credit Facility.

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

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. For the three months ended December 31, 2018 and 2017, we repurchased 1.0 million and zero shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.5 million and zero, respectively.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had zero SBA debentures outstanding as of December 31, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of December 31, 2018. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of December 31, 2018 and September 30, 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of December 31, 2018 and September 30, 2018, the unamortized fees on the SBA debentures were $4.2 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2018 and September 30, 2018 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2018 Principal Balance
March 23, 2016	March 1, 2026	2.86%	$22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.11%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2018, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 200% (up to November 13, 2019 and 150% thereafter (or earlier if our stockholders approve the proposal to accelerate the application of the reduced asset coverage requirements to us), subject to certain disclosure requirements) asset coverage ratio is met after such borrowing. As of December 31, 2018 and September 30, 2018, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of December 31, 2018 and September 30, 2018, we had cash and cash equivalents of $24.7 million and $19.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $38.6 million for the three months ended December 31, 2018, and our financing activities provided cash of $43.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facility.

Our operating activities provided cash of $62.4 million for the three months ended December 31, 2017, and our financing activities used cash of $27.8 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and repay the SBA debentures.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2018, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$174.1	$—	$—	$174.1	$—
SBA debentures	150.0	—	—	—	150.0
2019 Notes	250.0	250.0	—	—	—
Total debt outstanding (1)	574.1	250.0	—	174.1	150.0
Unfunded investments (2)	41.0	—	—	27.0	14.0
Total contractual obligations	$615.1	$250.0	$—	$201.1	$164.0

(1)

The annualized weighted average cost of debt as of December 31, 2018, excluding debt issuance costs, was 4.10% exclusive of the fee on the undrawn commitment on the Credit Facility and 3.43% of upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to our SBIC Funds under their administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Recent Developments

On February 5, 2019, our stockholders approved the adoption of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the minimum asset coverage requirements applicable to us for senior securities has been reduced from 200% to 150%, subject to compliance with certain disclosure requirements. In connection with this reduction, our annual base management fee has also been reduced from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

On January 31, 2019, the Company announced the redemption of $250.0 million outstanding aggregate principal amount of its 2019 Notes due October 1, 2019. The 2019 Notes will be prepaid at 100% of the principal amount, plus accrued and unpaid interest through the payment date of March 4, 2019, as well as a make-whole premium.

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

During both the three months ended December 31, 2018 and 2017, we declared distributions of $0.18 per share, for total distributions of $12.2 million and $12.8 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule was effective on November 5, 2018. We do not anticipate the impact of this final rule to have a material impact on our consolidated financial statements.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, our debt portfolio consisted of 90% variable-rate investments and 10% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(7,515)	$(0.11)
Up 1%	$7,515	$0.11
Up 2%	$15,029	$0.22
Up 3%	$22,544	$0.33
Up 4%	$30,066	$0.44

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently passed legislation will allow us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was signed into law and amended the 1940 Act to decrease this percentage from 200% to 150% for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On February 5, 2019, our stockholders approved such reduction, as approved by our board of directors on November 13, 2018. If we comply with the applicable disclosure requirements, we will be able to incur additional indebtedness, which may increase the risk of investing in us. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage. Effective February 5, 2019, base management fees have been reduced from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

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

As a BDC, we are required to meet a 200% asset coverage ratio up to February 5, 2019 and 150% thereafter, subject to certain disclosure requirements, of total assets to total senior securities, which includes all of our borrowings, exclusive of the SBA debentures pursuant to SEC exemptive relief, and any preferred stock we may issue in the future. This requirement limits the amount we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

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

Up to February 5, 2019, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, through such date we may not be permitted to declare any cash distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such distribution or purchase price. If this ratio declines below 200% before February 5, 2019, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. The SBCAA, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On November 13, 2018 and February 5, 2019, our board of directors and our stockholders, respectively, approved such reduction. As a result, the asset coverage requirements applicable to us for senior securities will be reduced from 200% to 150%, subject to compliance with certain disclosure requirements. As of such date, we will be able to incur additional indebtedness as a result of this new law and therefore, your risk of an investment in us may increase.

As of December 31, 2018 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 248% and 291%, respectively. Since our leverage, including SBA debentures outstanding, was 91% and 80% of our net assets as of December 31, 2018 and September 30, 2018, respectively, we would have to receive an annual return of at least 1.98% and 1.75%, respectively, to cover annual interest payments.

As of December 31, 2018, we had outstanding borrowings of $174.1 million under our Credit Facility, $250.0 million outstanding under our 2019 Notes and $150.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $574.1 million and had a weighted average annual interest rate at the time of 4.10%, exclusive of the fee on undrawn commitment on our Credit Facility and 3.43% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $574.1 million outstanding as of December 31, 2018, at the weighted average annual rate of 4.10%, we would have to receive an annual yield of at least 1.98%. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of December 31, 2018 of 46% of total assets (including such borrowed funds), at the current interest rate at the time of 4.10%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(23.7)%	(13.7)%	(3.8)%	6.1%	16.0%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 through October 31, 2018	—	$	N/A	—	$15.0
November 1, 2018 through November 30, 2018	464,543		7.33	464,543	11.6
December 1, 2018 through December 31, 2018	561,878		7.28	561,878	7.5
Total	1,026,421			1,026,421

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

PENNANTPARK INVESTMENT CORPORATION

Date: February 7, 2019	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 7, 2019	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)