Form 10-Q
period 2019-03-31
PENNANTPARK INVESTMENT CORP
filed 2019-05-09
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2019 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas; “SunTrust Credit Facility” refers to our multi-currency, senior secured revolving credit facility with SunTrust Bank, as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and SunTrust Credit Facility collectively; “2019 Notes” refers to our 4.50% notes due 2019; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	September 30, 2018
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,045,728,279 and $896,720,950, respectively)	$1,040,563,420	$905,271,258
Non-controlled, affiliated investments (cost—$74,369,962 and $91,520,908, respectively)	35,304,585	78,078,331
Controlled, affiliated investments (cost—$276,861,901 and $255,574,317, respectively)	168,804,208	148,735,885
Total of investments (cost—$1,396,960,142 and $1,243,816,175, respectively)	1,244,672,213	1,132,085,474
Cash and cash equivalents (cost—$30,313,035 and $19,543,625, respectively)	30,307,029	19,506,154
Interest receivable	6,937,338	7,606,964
Prepaid expenses and other assets	271,393	920,235
Total assets	1,282,187,973	1,160,118,827
Liabilities
Distributions payable	12,068,119	12,429,712
Payable for investments purchased	4,480,173	—
BNP Credit Facility payable (cost—$142,500,000 and zero, respectively) (See Notes 5 and 10)	141,787,500	—
SunTrust Credit Facility payable (cost—$389,136,000 and $80,520,000, respectively) (See Notes 5 and 10)	378,569,195	77,645,830
2019 Notes payable (par— zero and $250,000,000, respectively) (See Notes 5 and 10)	—	251,322,500
SBA debentures payable, net (par—$150,000,000 and $180,000,000, respectively) (See Notes 5 and 10)	145,894,687	175,373,229
Base management fee payable, net (See Note 3)	4,510,829	4,086,831
Performance-based incentive fee payable, net (See Note 3)	8,340	2,964,265
Interest payable on debt	2,443,285	6,576,393
Accrued other expenses	277,054	818,172
Total liabilities	690,039,182	531,216,932
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 and 69,053,958 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	67,045	69,054
Paid-in capital in excess of par value	789,259,509	803,729,220
Accumulated distributable net loss	(197,177,763)	(174,896,379)
Total net assets	$592,148,791	$628,901,895
Total liabilities and net assets	$1,282,187,973	$1,160,118,827
Net asset value per share	$8.83	$9.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$22,938,612	$19,734,120	$46,447,193	$41,117,339
Payment-in-kind	2,626,193	1,675,075	3,872,209	2,959,984
Other income	1,016,381	2,486,424	1,634,452	4,073,066
From non-controlled, affiliated investments:
Interest	3,798	1,376,065	108,903	2,591,899
Payment-in-kind	—	234,349	108,625	1,807,655
From controlled, affiliated investments:
Interest	2,048,653	970,264	3,837,256	1,450,694
Payment-in-kind	54,116	749,312	59,116	1,893,397
Total investment income	28,687,753	27,225,609	56,067,754	55,894,034
Expenses:
Base management fee (See Note 3)	4,510,830	3,873,739	8,930,092	9,608,876
Performance-based incentive fee (See Note 3)	8,340	2,845,616	2,675,610	6,030,820
Interest and expenses on debt (See Note 10)	7,032,019	5,940,893	13,310,866	11,798,271
Administrative services expenses (See Note 3)	532,625	521,625	1,054,250	1,043,250
Other general and administrative expenses	692,177	628,290	1,310,544	1,256,580
Expenses before Management Fees waiver and provision for taxes	12,775,991	13,810,163	27,281,362	29,737,797
Debt issuance costs (See Notes 5 and 10)	2,696,498	—	2,696,498	—
Make-whole premium (See Notes 5 and 10)	2,162,526	—	2,162,526	—
Management Fees waiver (See Note 3)	—	—	—	(1,427,253)
Provision for taxes	300,000	—	600,000	—
Net expenses	17,935,015	13,810,163	32,740,386	28,310,544
Net investment income	10,752,738	13,415,446	23,327,368	27,583,490
Realized and unrealized loss on investments and debt:
Net realized gain on investments on:
Non-controlled, non-affiliated investments	972,448	12,876,286	4,710,367	14,669,329
Non-controlled and controlled, affiliated investments	—	8,877,164	4,792,067	10,857,604
Net realized gain on investments	972,448	21,753,450	9,502,434	25,526,933
Net change in unrealized depreciation on:
Non-controlled, non-affiliated investments	(6,753,803)	(4,219,398)	(13,683,685)	(2,481,333)
Non-controlled and controlled, affiliated investments	(13,379,363)	(25,313,724)	(26,842,060)	(33,824,685)
Debt depreciation (See Notes 5 and 10)	3,661,483	399,236	9,727,635	1,526,002
Net change in unrealized depreciation on investments and debt	(16,471,683)	(29,133,886)	(30,798,110)	(34,780,016)
Net realized and unrealized loss from investments and debt	(15,499,235)	(7,380,436)	(21,295,676)	(9,253,083)
Net (decrease) increase in net assets resulting from operations	$(4,746,497)	$6,035,010	$2,031,692	$18,330,407
Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.07)	$0.08	$0.03	$0.26
Net investment income per common share	$0.16	$0.19	$0.34	$0.39

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net (decrease) increase in net assets resulting from operations:
Net investment income	$10,752,738	$13,415,446	$23,327,368	$27,583,490
Net realized gain on investments	972,448	21,753,450	9,502,434	25,526,933
Net change in unrealized depreciation on investments	(20,133,166)	(29,533,122)	(40,525,745)	(36,306,018)
Net change in unrealized depreciation on debt	3,661,483	399,236	9,727,635	1,526,002
Net (decrease) increase in net assets resulting from operations	(4,746,497)	6,035,010	2,031,692	18,330,407
Distributions to stockholders:	(12,068,119)	(12,790,951)	(24,313,076)	(25,581,901)
Capital transactions:
Repurchase of common stock	(6,977,698)	—	(14,471,720)	—
Net decrease in net assets	(23,792,314)	(6,755,941)	(36,753,104)	(7,251,494)
Net assets:
Beginning of period	615,941,105	646,312,918	628,901,895	646,808,471
End of period	$592,148,791	$639,556,977	$592,148,791	$639,556,977
Capital share activity:
Shares of common stock repurchased	(982,432)	—	(2,008,853)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,031,692	$18,330,407
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized depreciation on investments	40,525,745	36,306,018
Net change in unrealized depreciation on debt	(9,727,635)	(1,526,002)
Net realized gain on investments	(9,502,434)	(25,526,933)
Net accretion of discount and amortization of premium	(1,505,849)	(1,065,571)
Purchases of investments	(378,352,580)	(235,438,471)
Payment-in-kind income	(4,723,070)	(7,374,499)
Proceeds from dispositions of investments	240,886,539	438,686,113
Amortization of deferred financing costs	521,458	1,223,507
Decrease (increase) in interest receivable	669,626	(211,923)
Increase in receivable for investments sold	—	(26,983,525)
Decrease in prepaid expenses and other assets	648,842	2,224,104
Increase (decrease) in payable for investments purchased	4,480,173	(1,014,000)
Decrease in interest payable on debt	(4,133,108)	(432,382)
Increase (decrease) in base management fee payable, net	423,998	(971,499)
(Decrease) increase in performance-based incentive fee payable, net	(2,955,925)	575,608
Decrease in accrued other expenses	(541,118)	(657,742)
Net cash (used in) provided by operating activities	(121,253,646)	196,143,210
Cash flows from financing activities:
Repurchase of common stock	(14,471,720)	—
Capitalized borrowing costs	—	(1,721,750)
Distributions paid to stockholders	(24,674,669)	(25,581,900)
Repayments of 2019 Notes	(250,000,000)	—
Borrowings under SBA debentures	—	71,000,000
Repayments under SBA debentures	(30,000,000)	(70,000,000)
Borrowings under BNP Credit Facility	142,500,000	—
Borrowings under SunTrust Credit Facility	571,000,000	132,520,000
Repayments under SunTrust Credit Facility	(262,384,000)	(170,392,900)
Net cash provided by (used in) financing activities	131,969,611	(64,176,550)
Net increase in cash equivalents	10,715,965	131,966,660
Effect of exchange rate changes on cash	84,910	50,821
Cash and cash equivalents, beginning of period	19,506,154	38,202,068
Cash and cash equivalents, end of period	$30,307,029	$170,219,549
Supplemental disclosure of cash flow information:
Interest paid	$16,922,515	$11,007,147
Taxes paid	$516,156	$498,102
Non-cash exchanges and conversions	$12,697,510	$31,942,605

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—175.7% (1), (2)
First Lien Secured Debt—98.6%
American Insulated Glass, LLC	12/21/2023	Building Materials	7.98%		3M L+550	31,200,000	$30,609,978	$30,576,000
American Insulated Glass, LLC (5), (7)	12/21/2023	Building Materials	—		—	1,350,649	—	(27,013)
Bazaarvoice, Inc. (5)	02/01/2024	Printing and Publishing	8.25%		1M L+575	14,850,281	14,714,877	14,776,030
Bottom Line Systems, LLC (5)	02/13/2023	Healthcare, Education and Childcare	8.50%		3M L+600	22,527,053	22,275,909	22,527,053
Broder Bros., Co.	12/02/2022	Consumer Products	11.31%		3M L+850	27,871,484	27,872,331	27,871,484
Cano Health, LLC (5)	12/23/2021	Healthcare, Education and Childcare	8.74%		1M L+625	27,586,588	27,266,734	27,586,588
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.60%		3M L+700	9,800,000	9,701,483	9,737,147
Deva Holdings, Inc. (5)	10/31/2023	Consumer Products	8.75%		3M L+625	4,508,901	4,437,834	4,508,901
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—		—	385,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	—	(6)	—	19,713,838	19,414,795	16,953,901
HW Holdco, LLC (5)	12/10/2024	Media	8.99%		3M L+625	17,568,871	17,398,090	17,393,187
HW Holdco, LLC (Revolver)	12/10/2024	Media	8.85%		3M L+625	1,165,161	1,165,161	1,153,510
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—		—	2,221,935	—	(22,218)
Impact Group, LLC (5)	06/27/2023	Personal, Food and Miscellaneous Services	9.21%		1M L+650	20,208,622	20,097,645	20,107,579
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	11.99%		1M L+950	13,991,738	13,816,918	13,991,738
K2 Pure Solutions NoCal, L.P. (5)	12/20/2023	Chemicals, Plastics and Rubber	7.75%		1M L+525	27,133,333	26,745,947	26,796,394
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—		—	1,938,095	—	(24,067)
Kentucky Downs, LLC (5)	03/07/2025	Hotels, Motels, Inns and Gaming	12.10%		1M L+950	9,948,414	9,750,203	9,749,446
			(PIK 3.00%)
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—		—	2,068,965	—	—
Lombart Brothers, Inc. (5)	04/13/2023	Healthcare, Education and Childcare	8.85%		3M L+625	15,357,892	15,167,300	15,204,313
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	10.50%		P+500	937,012	937,012	937,012
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Healthcare, Education and Childcare	—		—	832,900	—	—
Ox Two, LLC	02/27/2023	Building Materials	8.75%		1M L+625	22,002,099	21,639,483	22,002,099
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.75%		P+725	1,125,000	1,125,000	1,125,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—		—	1,375,000	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	10.00%		3M L+725	7,200,000	7,184,580	7,155,000
Peninsula Pacific Entertainment LLC (7)	11/13/2024	Hotels, Motels, Inns and Gaming	—		—	800,000	—	(5,000)
Perforce Software, Inc. (5)	12/27/2024	Business Services	7.00%		1M L+450	9,850,063	9,801,894	9,813,125
Perforce Software, Inc. (Revolver) (7)	12/27/2024	Business Services	—		—	125,000	—	(1,494)
Pestell Minerals and Ingredients Inc. (5), (8), (11)	06/01/2023	Beverage, Food and Tobacco	8.05%		3M L+525	5,486,250	5,433,471	5,460,623
PRA Events, Inc.	08/08/2022	Business Services	9.61%		3M L+700	19,579,221	19,297,957	19,579,221
PRA Events, Inc. (Revolver) (7)	08/08/2022	Business Services	—		—	2,000,000	—	—
Provation Medical, Inc.	03/11/2024	Electronics	9.80%		3M L+700	26,932,500	26,356,313	26,388,459
Questex, LLC	09/09/2024	Media	8.86%		3M L+625	22,387,500	21,979,501	21,939,750
Questex, LLC (Revolver) (7)	09/09/2024	Media	—		—	3,590,426	—	(71,808)
Radius Aerospace, Inc. (5)	03/31/2025	Aerospace and Defense	8.35%		3M L+575	8,571,429	8,442,986	8,442,858
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—		—	1,428,571	—	—
Research Horizons, LLC	06/28/2022	Media	8.74%		1M L+625	24,043,074	23,663,315	23,562,213
Research Horizons, LLC (7)	06/28/2022	Media	—		—	7,297,297	—	(145,946)
Research Horizons, LLC (Revolver)	06/28/2022	Media	8.75%		1M L+625	4,054,054	4,054,054	3,972,973
Research Now Group, Inc. and Survey	12/20/2024	Business Services	7.99%		1M L+550	9,974,747	9,825,738	9,899,937
Sampling International LLC (5)
SFP Holding, Inc. (5)	09/01/2022	Buildings and Real Estate	9.05%		3M L+625	15,210,333	15,057,796	15,210,333
SFP Holding, Inc. (7)	09/01/2022	Buildings and Real Estate	—		—	4,881,214	—	—
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Buildings and Real Estate	—		—	2,500,000	—	—
Solutionreach, Inc. (5)	01/17/2024	Communications	8.23%		1M L+575	13,320,000	13,057,944	13,024,738
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—		—	1,665,000	—	(36,908)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	15.75%		3M L+1,325	22,099,213	21,906,927	21,878,221
TVC Enterprises, LLC (5)	01/18/2024	Transportation	7.99%		1M L+550	33,209,443	32,569,757	33,209,443
TVC Enterprises, LLC (7)	01/18/2024	Transportation	—		—	4,053,227	—	—
TVC Enterprises, LLC (Revolver)	01/18/2024	Transportation	8.15%		3M L+550	337,266	337,266	337,266
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—		—	2,364,886	—	-
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	8.25%		1M L+575	6,234,344	6,205,516	6,098,283
UBEO, LLC (5)	04/03/2024	Printing and Publishing	6.98%		3M L+450	2,312,013	2,288,893	2,288,893
US Dominion, Inc. (5)	07/15/2024	Electronics	9.25%		3M L+675	29,775,000	29,300,296	29,775,000
US Dominion, Inc. (Revolver)	07/15/2024	Electronics	9.25%		3M L+675	3,750,000	3,750,000	3,750,000
US Dominion, Inc. (Revolver) (7)	07/15/2024	Electronics	—		—	3,750,000	—	—
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.60%		1M L+900	8,432,813	8,432,816	8,179,829
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	9.30%		3M L+650	22,359,375	21,941,906	22,359,375
Whitney, Bradley & Brown, Inc. (5)	10/18/2022	Aerospace and Defense	11.50%		1M L+900	9,124,782	8,984,686	9,124,782
Total First Lien Secured Debt							584,010,312	584,113,250
Second Lien Secured Debt—59.1%
Condor Borrower, LLC	04/25/2025	Business Services	11.49%		3M L+875	10,344,828	10,166,193	10,344,828
Confie Seguros Holding Co.	10/31/2025	Insurance	11.13%		3M L+850	14,500,000	14,224,161	14,228,125
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.85%		3M L+825	16,285,297	16,007,205	16,285,297
Halo Buyer, Inc.	07/06/2026	Consumer Products	10.75%		1M L+825	32,500,000	32,025,903	32,012,500
Infogroup, Inc.	04/03/2024	Other Media	11.85%		3M L+925	20,400,000	20,079,720	20,196,000
Integrity Marketing Partners, LLC	11/30/2026	Insurance	11.02%		3M L+850	22,217,143	21,931,972	21,994,971
Integrity Marketing Partners, LLC (7)	11/30/2026	Insurance	—		—	925,714	—	(9,257)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	6M L+925	36,828,975		$36,163,575	$36,092,396
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.99%	1M L+850	17,236,000		16,922,195	16,891,280
Parq Holdings Limited Partnership (8), (11)	12/17/2021	Hotels, Motels, Inns and Gaming	14.60%	3M L+1,200	76,500,000		76,500,000	76,500,000
PT Network, LLC	04/12/2023	Healthcare, Education and Childcare	12.43%	3M L+1,000	43,183,509		42,537,122	41,585,719
			(PIK 12.43%)
Shift4 Payments, LLC	11/28/2025	Financial Services	11.24%	3M L+850	27,000,000		26,936,495	26,392,500
VT Topco, Inc.	08/24/2026	Business Services	9.60%	3M L+700	10,000,000		9,951,055	9,925,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	11.00%	1M L+850	27,800,000		27,292,982	27,522,000
Total Second Lien Secured Debt							350,738,578	349,961,359
Subordinated Debt/Corporate Notes—8.4%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,634,965		13,379,431	13,634,965
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	38,156,708		37,813,950	36,248,873
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes							51,193,381	49,883,838
Preferred Equity/Partnership Interests—0.2% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211		500,000	404,042
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450		546,750	20,141
(PT Network, LLC) (9)
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000		64,277	73,698
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000		491,723	563,788
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	107		106,822	97,479
Total Preferred Equity/Partnership Interests							1,709,572	1,159,148
Common Equity/Partnership Interests/Warrants—9.4% (6)
AG Investco LP (9)	—	Business Services	—	—	650,000		650,000	650,000
AG Investco LP (7), (9)	—	Business Services	—	—	350,000		—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		—	—
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	2,114,937
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC (9)	—	Cargo Transport	—	—	—	(13)	5,411,024	4,088,129
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901		2,852,080	520,736
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962		1,243,217	1,287,059
(PRA Events, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	-
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,210,717
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500		2,250,000	2,765,377
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	5,516,858
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		1,004,625	1,119,137
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	1,272,723
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645		810,645	810,645
(TVC Enterprises, LLC)
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325		675,325	675,325
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000		1,500,000	1,635,727
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,008,408
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	223,861		2,427,375	4,363,613
ITC Rumba, LLC (Cano Health, LLC) (7), (9)	—	Healthcare, Education and Childcare	—	—	28,315		—	(14,370)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433		1,906,433	3,090,216
(Walker Edison Furniture Company LLC)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	665,317
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	1,164,203
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	495,249		495,249	541,198
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180		2,180	—
(Tyto Athene, LLC)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		1,500,000	1,500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		—	170,320
Class B (US Dominion, Inc.)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
U.S. Well Services, Inc. - Class A (11), (12)	—	Oil and Gas	—	—	72,833	$728,330	$581,207
USWS Holdings, LLC (9), (11)	—	Oil and Gas	—	—	1,188,368	11,883,680	8,534,862
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	1,452,000
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,200,000	3,200,000	6,690,173
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	856	855,515	1,031,308
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						58,076,436	55,445,825
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,045,728,279	1,040,563,420
Investments in Non-Controlled, Affiliated Portfolio Companies—6.0% (1), (2)
Preferred Equity—1.6% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	23,269	2,326,900	9,307,600
Total Preferred Equity						2,326,900	9,307,600
Common Equity/Partnership Interests/Warrants—4.4% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496	30,503,493	2,126,399
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181	10,265,973	372
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	22,662,292
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	1,207,922
Total Common Equity/Partnership Interests/Warrants						72,043,062	25,996,985
Total Investments in Non-Controlled, Affiliated Portfolio Companies						74,369,962	35,304,585
Investments in Controlled, Affiliated Portfolio Companies—28.5% (1), (2)
First Lien Secured Debt—17.3%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.65%	3M L+575	£28,000,000	39,051,600	36,485,400
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	30,000,000	30,000,000	30,000,000
RAM Energy LLC (Revolver) (7)	07/01/2022	Energy and Utilities	—	—	5,000,000	—	—
Superior Digital Displays, LLC	12/31/2019	Media	3.00%	—	1,004,351	970,934	1,000,000
			(PIK 3.00%)
Total First Lien Secured Debt						105,022,534	102,485,400
Preferred Equity—2.5% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	14,770,731
Superior Digital Displays Holdings, Inc.	—	Media	15.00%	—	1,644,503	53,077,112	—
Total Preferred Equity						68,469,301	14,770,731
Common Equity—8.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	5,215,327
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,738	46,332,750
Superior Digital Displays Holdings, Inc.	—	Media	—	—	11,100	2,211,000	—
Total Common Equity						103,370,066	51,548,077
Total Investments in Controlled, Affiliated Portfolio Companies						276,861,901	168,804,208
Total Investments—210.2%						1,396,960,142	1,244,672,213
Cash and Cash Equivalents—5.1%
BlackRock Federal FD Institutional 30						5,954,381	5,954,381
BNY Mellon Cash Reserve and Cash						24,358,654	24,352,648
Total Cash and Cash Equivalents						30,313,035	30,307,029
Total Investments and Cash Equivalents—215.3%						$1,427,273,177	$1,274,979,242
Liabilities in Excess of Other Assets—(115.3%)							(682,830,451)
Net Assets—100.0%							$592,148,791

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

(5)	The securities, or a portion thereof, are pledged as collateral under the BNP Credit Facility and held through Funding I.
(6)	Non-income producing securities.
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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, qualifying assets represent 90% of the Company’s total assets and non-qualifying assets represent 10% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2018

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares		Cost	Fair Value (3)
Common Equity/Partnership Interests/Warrants—7.0% (6)
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753		$—	$—
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933		586,975	1,651,653
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330		3,000,000	—
Cardinal Logistics Holdings LLC	—	Cargo Transport	—	—	—	(13)	5,411,024	2,776,777
(Intermediate Transportation 100, LLC) (9)
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901		2,852,080	1,186,539
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	84,000		840,004	957,866
(Allied America, Inc.) (9)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333		5,000,000	5,000,000
(PT Network, LLC) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	100,000		1,000,000	1,245,827
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	2,250,000		2,250,000	2,250,000
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449		3,448,658	4,165,759
eCommission Holding Corporation (11)	—	Financial Services	—	—	80		800,000	1,049,378
Faraday Holdings, LLC	—	Building Materials	—	—	4,277		217,635	1,147,011
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000		1,500,000	1,500,000
(VT Topco, Inc.)
HW Holdco, LLC	—	Other Media	—	—	388,378		—	2,787,265
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495		2,040,000	2,167,874
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	204,985		2,049,849	3,654,472
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433		1,906,433	1,906,433
(Walker Edison Furniture Company LLC)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014		2,265,639	841,727
LaMi Acquisition, LLC (9)	—	Distribution	—	—	19		493,280	522,889
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	1,148,703		1,158,703	672,195
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		1,500,000	1,500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500		—	—
Class B (US Dominion, Inc.)
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571		628,571	1,181,714
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,200,000		3,200,000	4,513,118
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	856		855,515	1,035,599
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants							43,004,366	43,714,096
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies							896,720,950	905,271,258
Investments in Non-Controlled, Affiliated Portfolio Companies—12.4% (1), (2)
First Lien Secured Debt—1.9%
U.S. Well Services, LLC	02/02/2022	Oil and Gas	13.08%	1M L+1,100	10,160,537		10,098,625	10,160,537
			(PIK 13.08%)
U.S. Well Services, LLC (Revolver)	02/02/2022	Oil and Gas	8.08%	1M L+600	1,680,528		1,680,528	1,680,528
U.S. Well Services, LLC (Revolver) (7)	02/02/2022	Oil and Gas	—	—	511,893		—	—
Total First Lien Secured Debt							11,779,153	11,841,065
Common Equity/Partnership Interests/Warrants—10.5% (6)
Affinion Group Holdings, Inc.	—	Consumer Products	—	—	859,496		30,503,493	18,137,081
Affinion Group Holdings, Inc., Series C and Series D	—	Consumer Products	—	—	37,181		10,265,973	29,841
Big Run, Inc.	—	Environmental Services	—	—	143,668		674,943	397,025
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389		29,711,576	33,040,294
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104		1,562,020	1,761,079
USWS Holdings, LLC - Class A and Class B (9)	—	Oil and Gas	—	—	8,190,817		7,023,750	12,871,946
Total Common Equity/Partnership Interests/Warrants							79,741,755	66,237,266
Total Investments in Non-Controlled, Affiliated Portfolio Companies							91,520,908	78,078,331

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt and subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the NASDAQ Global Select Market under the symbol “PNNT.”

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

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement does not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million as of March 31, 2019 at LIBOR plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. See Note 10.

We have formed and expect to continue to form certain Taxable Subsidiaries, which are subject to tax as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

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

(b)Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, the Credit Facilities and the 2019 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended March 31, 2019, we recorded a provision for taxes of $0.3 million ($0.1 million of excise tax and $0.2 million of U.S. federal and state income taxes related to the Taxable Subsidiaries) and $0.6 million ($0.2 million of excise tax and $0.4 million of U.S. federal and state income taxes related to the Taxable Subsidiaries), respectively. For both the three and six months ended March 31, 2018, we did not record a provision for taxes.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of March 31, 2019, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

Because federal income tax regulations differ from GAAP, distributions characterized in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

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

(g)Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of

Assets and Liabilities and Consolidated Schedules of Investments as investments. The creditors of Funding I have received a security interest in all its assets and such assets are not intended to be available to the creditors of PennantPark Investment or any of its affiliates.

(h)Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, or the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Investment Management Agreement, we implemented the previously announced permanent reductions in base management and incentive fees, effective January 1, 2018. The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Advisor’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. See Note 14. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and six months ended March 31, 2019, the Investment Adviser earned a base management fee of $4.5 million and $8.9 million, respectively, from us. For the three and six months ended March 31, 2018, the Investment Adviser earned a base management fee of $3.9 million and $8.7 million (after a waiver of $0.9 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and six months ended March 31, 2019, the Investment Adviser earned less than $0.1 million and $2.7 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2018, the Investment Adviser earned $2.8 million and $5.5 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2019, we reimbursed the Investment Adviser approximately $0.8 million and $1.1 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2018, we reimbursed the Investment Adviser approximately $0.7 million and $1.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and six months ended March 31, 2019 and 2018.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2019 totaled $186.7 million and $383.1 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $100.7 million and $242.8 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2019 totaled $115.1 million and $240.9 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $246.4 million and $438.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2019		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$689,032,846	$686,598,650	$536,875,632	$531,422,088
Second lien	350,738,578	349,961,359	385,201,277	391,038,029
Subordinated debt / corporate notes	51,193,381	49,883,838	48,617,113	48,127,586
Equity	305,995,337	158,228,366	273,122,153	161,497,771
Total investments	1,396,960,142	1,244,672,213	1,243,816,175	1,132,085,474
Cash and cash equivalents	30,313,035	30,307,029	19,543,625	19,506,154
Total investments and cash and cash equivalents	$1,427,273,177	$1,274,979,242	$1,263,359,800	$1,151,591,628

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2019	September 30, 2018
Healthcare, Education and Childcare	13%	15%
Energy and Utilities	9	7
Hotels, Motels, Inns and Gaming	8	7
Consumer Products	7	10
Media	6	6
Business Services	5	4
Electronics	5	3
Building Materials	4	2
Printing and Publishing	4	6
Auto Sector	3	3
Distribution	3	2
Environmental Services	3	3
Insurance	3	—
Manufacturing / Basic Industries	3	3
Oil and Gas	3	5
Personal, Food and Miscellaneous Services	3	3
Transportation	3	—
Aerospace and Defense	2	2
Beverage, Food and Tobacco	2	2
Financial Services	2	5
Home and Office Furnishings	2	2
Other Media	2	2
Buildings and Real Estate	1	2
Telecommunications	1	1
Other	3	5
Total	100%	100%

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facilities are classified as Level 3. Our 2019 Notes were classified as Level 2. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

category as of the end of the quarter in which the reclassifications occur. During both the six months ended March 31, 2019 and 2018, our ability to observe valuation inputs resulted in no reclassifications.

In addition to using the above inputs in cash equivalents, investments, the 2019 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

The remainder of our investment portfolio and our long-term Credit Facilities are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that the board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$29,150,462	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	132,065,840	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	657,448,188	Market Comparable	Market Yield	7.4% – 15.5% (9.5%)
Second lien	217,895,519	Market Comparable	Market Yield	10.9% – 13.1% (12.7%)
Subordinated debt / corporate notes	49,883,838	Market Comparable	Market Yield	12.0% – 16.5% (15.3%)
Equity	156,981,842	Enterprise Market Value	EBITDA multiple	6.0x – 13.5x (9.3x)
Total Level 3 investments	$1,243,425,689
BNP Credit Facility	$141,787,500	Market Comparable	Market Yield	5.0%
SunTrust Credit Facility	378,569,195	Market Comparable	Market Yield	5.3%
Total Credit Facilities	$520,356,695

Asset Category	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$164,734,450	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	531,422,088	Market Comparable	Market Yield	7.4% – 17.5% (10.1%)
Second lien	226,303,579	Market Comparable	Market Yield	10.7% – 14.1% (13.3%)
Subordinated debt / corporate notes	48,127,586	Market Comparable	Market Yield	12.5% – 15.3% (14.5%)
Equity	160,656,044	Enterprise Market Value	EBITDA multiple	3.9x – 13.8x (8.2x)
Total Level 3 investments	$1,131,243,747
SunTrust Credit Facility	$77,645,830	Market Comparable	Market Yield	5.5%

Our investments, cash and cash equivalents and Credit Facilities were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,086,443,847	$—	$—	$1,086,443,847
Equity investments	158,228,366	1,246,524	—	156,981,842
Total investments	1,244,672,213	1,246,524	—	1,243,425,689
Cash and cash equivalents	30,307,029	30,307,029	—	—
Total investments and cash and cash equivalents	$1,274,979,242	$31,553,553	$—	$1,243,425,689
BNP Credit Facility	$141,787,500	$—	$—	$141,787,500
SunTrust Credit Facility	378,569,195	—	—	378,569,195
Total Credit Facilities	$520,356,695	$—	$—	$520,356,695

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

	Fair Value at September 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$970,587,703	$—	$—	$970,587,703
Equity investments	161,497,771	841,727	—	160,656,044
Total investments	1,132,085,474	841,727	—	1,131,243,747
Cash and cash equivalents	19,506,154	19,506,154	—	—
Total investments and cash and cash equivalents	$1,151,591,628	$20,347,881	$—	$1,131,243,747
SunTrust Credit Facility	$77,645,830	$—	$—	$77,645,830
2019 Notes	251,322,500	—	251,322,500	—
Total debt	$328,968,330	$—	$251,322,500	$77,645,830

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized gains	1,695,602	7,766,612	9,462,214
Net unrealized appreciation (depreciation)	(4,414,639)	(35,819,057)	(40,233,696)
Purchases, PIK interest, net discount accretion and non-cash exchanges	354,143,193	29,624,474	383,767,667
Sales, repayments and non-cash exchanges	(235,568,012)	(5,246,231)	(240,814,243)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,086,443,847	$156,981,842	$1,243,425,689
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(4,016,698)	$(27,186,365)	$(31,203,063)

	Six Months Ended March 31, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	228,516	25,180,672	25,409,188
Net unrealized depreciation	(7,727,570)	(28,603,544)	(36,331,114)
Purchases, PIK interest, net discount accretion and non-cash exchanges	196,129,942	47,748,598	243,878,540
Sales, repayments and non-cash exchanges	(391,606,458)	(47,079,655)	(438,686,113)
Transfers in/out of Level 3	—	—	—
Ending Balance	$783,352,928	$163,514,639	$946,867,567
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$495,319	$(8,163,639)	$(7,668,320)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Credit Facilities	2019	2018
Beginning Balance (cost – $80,520,000 and $79,392,900, respectively)	$77,645,830	$76,037,341
Net change in unrealized (depreciation) appreciation included in earnings	(8,405,135)	3,521,498
Borrowings (1)	713,500,000	76,520,000
Repayments (1)	(262,384,000)	(114,392,900)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $531,636,000 and $41,520,000, respectively)	$520,356,695	$41,685,939
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $531,636,000 and $41,520,000, respectively)	$520,356,695	$41,685,939

(1)	Excludes temporary draws.

As of March 31, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$37,788,450	June 14, 2019	$(2,347,550)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on the SunTrust Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,520,000	$39,121,590	December 14, 2018	$(2,398,410)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic ASC 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and the 2019 Notes. We elected to use the fair value option for the Credit Facilities and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.9 million relating to debt issuance costs on the BNP Credit Facility and the prepayment of the 2019 Notes for both the three and six months ended March 31, 2019. During both the three and six months ended March 31, 2018 we did not incur any expenses relating to amendment costs on the SunTrust Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $3.7 million and $9.7 million, respectively. For the three and six months ended March 31, 2018, the SunTrust Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $0.4 million and $1.5 million, respectively. As of March 31, 2019, the net unrealized depreciation on our Credit Facilities totaled $11.3 million. As of September 30, 2018, the net unrealized depreciation on the SunTrust Credit Facility and the 2019 Notes totaled $1.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2018 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Income Accrued	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2019 (1)	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$40,501,278	$—	$—	$1,192,618	$1,199,449	$41,700,727	$—
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	12,099,647	—	—	—	2,671,084	14,770,731	—
RAM Energy LLC	78,914,960	20,000,000	—	2,218,889	12,417,791	111,332,750	—
Superior Digital Displays Holdings, Inc.	17,220,000	23,530,403	(22,668,567)	484,865	(17,507,585)	1,000,000	—
Non-Controlled Affiliates
Affinion Group Holdings, Inc.	18,166,922	—	—	—	(16,040,151)	2,126,771	—
Big Run, Inc.	397,025	—	(447,844)	—	277,918	—	(227,099)
ETX Energy, LLC	34,801,373	2,326,900	—	—	(3,950,459)	33,177,814	—
U.S. Well Services, LLC (3)	24,713,011	225,253	(11,252,488)	217,529	(5,910,108)	—	4,859,930
Total Controlled and Non-Controlled Affiliates	$226,814,216	$46,082,556	$(34,368,899)	$4,113,901	$(26,842,061)	$204,108,793	$4,632,831

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)	Ceased to be an affiliate during the three months ended December 31, 2018.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator for net (decrease) increase in net assets resulting from operations	$(4,746,497)	$6,035,010	$2,031,692	$18,330,407
Denominator for basic and diluted weighted average shares	67,831,051	71,060,836	68,375,908	71,060,836
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.07)	$0.08	$0.03	$0.26

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2019 and September 30, 2018, cash and cash equivalents consisted of money market funds in the amounts of $30.3 million and $19.5 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2019	2018
Per Share Data:
Net asset value, beginning of period	$9.11	$9.10
Net investment income (1)	0.34	0.39
Net change in realized and unrealized loss (1)	(0.31)	(0.13)
Net increase in net assets resulting from operations (1)	0.03	0.26
Distributions to stockholders (1), (2)	(0.36)	(0.36)
Repurchase of common stock (1)	0.05	—
Net asset value, end of period	$8.83	$9.00
Per share market value, end of period	$6.91	$6.68
Total return* (3)	(2.55)%	(6.38)%
Shares outstanding at end of period	67,045,105	71,060,836
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	4.69%	5.09%
Ratio of interest and expenses on debt to average net assets	5.07%	3.64%
Ratio of total expenses to average net assets (5), (6)	9.76%	8.73%
Ratio of net investment income to average net assets (6)	8.29%	8.51%
Net assets at end of period	$592,148,791	$639,556,977
Weighted average debt outstanding (7)	$451,444,179	$515,320,931
Weighted average debt per share (1), (7)	$6.60	$7.25
Asset coverage per unit (8)	$2,119	$3,190
Portfolio turnover ratio	41.26%	43.45%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the six months ended March 31, 2018, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 5.53% and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 9.17%.

(6)	Does not annualize non-recurring provision for taxes.
(7)	Includes SBA debentures outstanding.
(8)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness at par (changed from fair value). This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit. These amounts exclude SBA debentures from our asset coverage per unit computation pursuant to exemptive relief received from the SEC in June 2011.

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2019 and 2018, inclusive of the fee on the undrawn commitment under the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and amortized upfront fees on SBA debentures, was 6.97% and 4.58%, respectively. As of March 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 212% and 292%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of March 31, 2019, Funding I had $142.5 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 5.10% as of March 31, 2019. The BNP Credit Facility is a five-year revolving

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. The BNP Credit Facility is secured by all of the assets of Funding I. We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility.

SunTrust Credit Facility

As of March 31, 2019, we had the multi-currency SunTrust Credit Facility for up to $445.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2019 and September 30, 2018, we had $389.1 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.58% and 3.79%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of March 31, 2019 and September 30, 2018. The SunTrust Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and our SBIC Funds.

SBA Debentures

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had zero SBA debentures outstanding as of March 31, 2019. We repaid the remaining $30.0 million in SBIC I debentures in the three months ended December 31, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of March 31, 2019 and September 30, 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of March 31, 2019 and September 30, 2018, the unamortized fees on the SBA debentures was $4.1 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.86%	$22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.11%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2019, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. The 2019 Notes were scheduled to mature on October 1, 2019. The 2019 Notes were general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facilities.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2019 and September 30, 2018, we had $51.5 million and $60.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2019

(Unaudited)

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. Superior Digital Displays, LLC became a controlled affiliated investment as of December 31, 2013. We have determined that, as of March 31, 2019, Superior Digital Displays, LLC triggered at least one of the significance tests by 20%. As a result and in accordance with Rule 4-08(g) of Regulation S-K under the Securities Act, presented below is summarized unaudited financial information for Superior Digital Displays, LLC as of March 31, 2019 and September 30, 2018 as well as for the three and six months ended March 31, 2019 and 2018.

Balance Sheet (1)	March 31, 2019 (2)	September 30, 2018
Current assets	$707.4	$1,033.7
Noncurrent assets	4,906.3	6,663.1
Current liabilities	1,104.6	1,206.7
Noncurrent liabilities	1,168.1	23,065.9

	Three Months Ended March 31, (2)		Six Months Ended March 31, (2)
Income Statement (1)	2019	2018	2019	2018
Total revenue	$280.0	$359.7	$647.7	$772.9
Total expenses	1,607.3	2,759.6	3,862.6	5,751.8
Net loss	(1,327.3)	(2,399.9)	(3,214.9)	(4,978.9)
(1)	All amounts are in thousands.
(2)	Unaudited.

13. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. For the three and six months ended March 31, 2019, we repurchased 1.0 million and 2.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.0 million and $14.5 million, respectively. During both the three and six months ended March 31, 2018, we did not make any repurchases of our common stock. Over the last four fiscal quarters ended March 31, 2019, we repurchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $29.5 million.

14. SUBSEQUENT EVENTS

On April 12, 2019, we entered into an amended and restated investment advisory management agreement with the Investment Adviser (the “A&R Investment Management Agreement”). Pursuant to the A&R Investment Management Agreement, we reduced our base management fee on gross assets that exceed 200% of our total net assets as of the immediately preceding quarter-end from 1.50% to 1.00%. The A&R Investment Management Agreement is effective as of February 5, 2019, the date our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by Consolidated Appropriations Act of 2018 (which included the SBCAA).

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2019, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three-month and six-month periods ended March 31, 2019 and 2018, and, and cash flows for the six-month periods ended March 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated November 15, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

May 9, 2019

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2019, our portfolio totaled $1,244.7 million and consisted of $686.6 million of first lien secured debt, $350.0 million of second lien secured debt, $49.9 million of subordinated debt and $158.2 million of preferred and common equity. Our debt portfolio consisted of 89% variable-rate investments and 11% fixed-rate investments. As of March 31, 2019, we had one portfolio company on non-accrual, representing 1.4% of our overall portfolio on both cost and fair value basis. Overall, the portfolio had net unrealized depreciation of $152.3 million as of March 31, 2019. Our overall portfolio consisted of 66 companies with an average investment size of $18.9 million, had a weighted average yield on interest bearing debt investments of 10.6% and was invested 55% in first lien secured debt, 28% in second lien secured debt, 4% in subordinated debt and 13% in preferred and common equity.

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

For the three months ended March 31, 2019, we invested $183.9 million in nine new and 13 existing portfolio companies with a weighted average yield on debt investments of 9.1%. Sales and repayments of investments for the three months ended March 31, 2019 totaled $115.1 million. For the six months ended March 31, 2019, we invested $378.4 million in 15 new and 26 existing portfolio companies with a weighted average yield on debt investments of 9.3%. Sales and repayments of investments for the six months ended March 31, 2019 totaled $240.9 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Credit Facilities are classified as Level 3. Our 2019 Notes are classified as Level 2. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs in cash equivalents, investments, our 2019 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and the 2019 Notes. We elected to use the fair value option for the Credit Facilities and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.9 million relating to debt issuance costs on the BNP Credit Facility and the prepayment of the 2019 Notes for both the three and six months ended March 31, 2019. During both the three and six months ended March 31, 2018 we did not incur any expenses relating to amendment costs on the SunTrust Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and six months ended March 31, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $3.7 million and $9.7 million, respectively. For the three and six months ended March 31, 2018, the SunTrust Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $0.4 million and $1.5 million, respectively. As of March 31, 2019, the net unrealized depreciation on our Credit Facilities totaled $11.3 million. As of September 30, 2018, the net unrealized depreciation on the SunTrust Credit Facility and the 2019 Notes totaled $1.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments, our Credit Facilities and the 2019 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2019 and 2018.

Investment Income

Investment income for the three and six months ended March 31, 2019 was $28.7 million and $56.1 million, respectively, and was attributable to $15.7 million and $29.0 million from first lien secured debt, $11.2 million and $23.5 million from second lien secured debt and $1.8 million and $3.6 million from subordinated debt, respectively. This compares to investment income for the three and six months ended March 31, 2018, which was $27.2 million and $55.9 million, respectively, and was attributable to $12.7 million and $25.4 million from first lien secured debt, $11.3 million and $24.2 million from second lien secured debt and $3.2 million and $6.3 million from subordinated debt, preferred and common equity. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and six months ended March 31, 2019 totaled $17.9 million and $32.7 million, respectively. Base management fee for the same periods totaled $4.5 million and $8.9 million, incentive fee totaled less than $0.1 million and $2.7 million, debt related interest and expenses totaled $11.9 million (including $2.2 million of make-whole premium on the repayment of the 2019 Notes and $2.7 million in debt issuance costs on the BNP Credit Facility) and $18.2 million (including $2.2 million of make-whole premium on the repayment of the 2019 Notes and $2.7 million in debt issuance costs on the BNP Credit Facility), general and administrative expenses totaled $1.2 million and $2.3 million and provision for taxes totaled $0.3 million and $0.6 million, respectively. This compares to net expenses for the three and six months ended March 31, 2018, which totaled $13.8 million and $28.3 million, respectively. Base management fee for the same periods totaled $3.9 million and $8.7 million (after a base management fee waiver of $0.9 million), incentive fee totaled $2.8 million and $5.5 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $5.9 million and $11.8 million and general and administrative expenses totaled $1.2 million and $2.3 million, respectively. The increase in expenses compared to the same periods in the prior year was primarily due to the expenses related the make-whole premium on the repayment of the 2019 Notes and the debt issuance costs on the BNP Credit Facility.

Net Investment Income

Net investment income totaled $10.8 million and $23.3 million, or $0.16 and $0.34 per share, for the three and six months ended March 31, 2019, respectively. Net investment income totaled $13.4 million and $27.6 million, or $0.19 and $0.39 per share, for the three and six months ended March 31, 2018, respectively. The decrease in net investment income compared to the same periods in the prior year was primarily due to the expenses related the make-whole premium on the repayment of the 2019 Notes and the debt issuance costs on the BNP Credit Facility.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2019 totaled $115.1 million and $240.9 million, respectively, and net realized gains totaled $1.0 million and $9.5 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2018 totaled $246.4 million and $438.7 million, respectively, and net realized gains totaled $21.8 million and $25.5 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facilities and the 2019 Notes

For the three and six months ended March 31, 2019, we reported net change in unrealized depreciation on investments of $20.1 million and $40.5 million, respectively. For the three and six months ended March 31, 2018, we reported net change in unrealized depreciation on investments of $29.5 million and $36.3 million, respectively. As of March 31, 2019 and September 30, 2018, our net unrealized depreciation on investments totaled $152.3 million and $111.8 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three and six months ended March 31, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $3.7 million and $9.7 million, respectively. For the three and six months ended March 31, 2018, the SunTrust Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $0.4 million and $1.5 million, respectively. As of March 31, 2019, the net unrealized depreciation on the Credit Facilities totaled $11.3 million. As of September 30, 2018, the net unrealized depreciation on the SunTrust Credit Facility and the 2019 Notes totaled $1.6 million. The net change in net unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $(4.7) million and $2.0 million, or $(0.07) and $0.03 per share, for the three and six months ended March 31, 2019. Net change in net assets resulting from operations totaled $6.0 million and $18.3 million, or $0.08 and $0.26 per share, for the three and six months ended March 31, 2018. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to depreciation of the portfolio in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 212% and 292%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2019 and 2018, inclusive of the fee on the undrawn commitment under the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility, prepayment penalties on the 2019 Notes and amortized upfront fees on SBA debentures, was 6.97% and 4.58%, respectively (excluding debt issuance costs and prepayment penalties, amounts were 5.90% and 4.58%, respectively).

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of March 31, 2019, Funding I had $142.5 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 5.10% as of March 31, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. The BNP Credit Facility is secured by all of our assets held by Funding I.

Please refer to the revolving credit and security agreement filed as Exhibit 10.1 to our 8-K filed on February 26, 2019 and incorporated by reference for more information. As of March 31, 2019, we were in compliance with the terms of the BNP Credit Facility.

As of March 31, 2019, we had the multi-currency SunTrust Credit Facility for up to $445.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2019 and September 30, 2018, we had $389.1 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.58% and 3.79%, respectively, exclusive of the fee on undrawn commitments of 0.375%, as of March 31, 2019 and September 30, 2018. The SunTrust Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of March 31, 2019 and September 30, 2018, we had $55.9 million and $364.5 million of unused borrowing capacity under the SunTrust Credit Facility, respectively, subject to the regulatory restrictions. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and our SBIC Funds.

For a complete list of covenants contained in the SunTrust Credit Facility, please refer to the SunTrust Credit Facility agreement filed as Exhibit 10.1 on our Form 10-Q filed August 7, 2017 and incorporated by reference therein. As of March 31, 2019, we were in compliance with the terms of the SunTrust Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of March 31, 2019. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facilities and SBA debentures. Furthermore, our Credit Facilities availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

On May 9, 2018, we announced a share repurchase program which allows us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of May 9, 2019 and the repurchase of $30 million of common stock. For the three and six months ended March 31, 2019 we repurchased 1.0 million and 2.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.0 million and $14.5 million, respectively. During both the three and six months ended March 31, 2018, we did not make any repurchases of our common stock. Over the last four fiscal quarters ended March 31, 2019, we repurchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $29.5 million.

Our SBIC Funds are able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC I with $75.0 million of equity capital and it had zero SBA debentures outstanding as of March 31, 2019. We repaid the remaining $30.0 million in SBIC I debentures in the three months ended December 31, 2018. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of March 31, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of March 31, 2019 and September 30, 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of March 31, 2019 and September 30, 2018, the unamortized fees on the SBA debentures were $4.1 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.43% consist of a commitment fee of 1.00% and an issuance discount of 2.43%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2019 and September 30, 2018 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.86%	$22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.11%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.35%	$30,000,000
March 23, 2016	March 1, 2026	2.86	22,500,000
September 21, 2016	September 1, 2026	2.41	25,000,000
September 20, 2017	September 1, 2027	2.87	31,500,000
March 21, 2018	March 1, 2028	3.53	71,000,000
Weighted Average Rate / Total		3.15%	$180,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2019, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of March 31, 2019 and September 30, 2018, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2019 and September 30, 2018, we had cash and cash equivalents of $30.3 million and $19.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $121.3 million for the six months ended March 31, 2019, and our financing activities provided cash of $132.0 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facilities.

Our operating activities provided cash of $196.1 million for the six months ended March 31, 2018, and our financing activities used cash of $64.2 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and for net repayments under the SunTrust Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2019, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Credit Facility	$142.5	$—	$—	$142.5	$—
SunTrust Credit Facility	389.1	—	—	389.1	—
SBA debentures	150.0	—	—	—	150.0
Total debt outstanding (1)	681.6	—	—	531.6	150.0
Unfunded investments (2)	51.4	—	—	35.6	15.8
Total contractual obligations	$733.0	$—	$—	$567.2	$165.8

(1)

The annualized weighted average cost of debt as of March 31, 2019, was 4.37%, exclusive of the fee on the undrawn commitment on the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and 3.43% of upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019 and amended and restated in April 2019, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

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

Recent Developments

On April 12, 2019, we entered into an amended and restated investment advisory management agreement with the Investment Adviser (the “A&R Investment Management Agreement”). Pursuant to the A&R Investment Management Agreement, we reduced our base management fee on gross assets that exceed 200% of our total net assets as of the immediately preceding quarter-end from 1.50% to 1.00%. The A&R Investment Management Agreement is effective as of February 5, 2019, the date our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as modified by Consolidated Appropriations Act of 2018 (which included the SBCAA).

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

During the three and six months ended March 31, 2019, we declared distributions of $0.18 and $0.36 per share, for total distributions of $12.1 million and $24.3 million, respectively. For the same periods in the prior year, we declared distributions of $0.18 and $0.36 per share, respectively, for total distributions of $12.8 million and $25.6 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

We intend to continue to make quarterly distributions to our stockholders. Our quarterly distributions, if any, are determined by our board of directors.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless stockholders specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

In August 2018, the SEC issued the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and these are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

Item 3.Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, our debt portfolio consisted of 89% variable-rate investments and 11% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,721)	$(0.09)
Up 1%	$5,721	$0.09
Up 2%	$11,442	$0.17
Up 3%	$17,163	$0.26
Up 4%	$22,905	$0.34

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Credit Facilities subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legislation enacted in 2018 allowed us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity)to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On February 5, 2019, our stockholders approved such reduction, as approved by our board of directors on November 13, 2018. As of February 5, 2019, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, the Company was permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, the Company is permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage. Effective February 5, 2019, base management fees were reduced from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

Because we intend to distribute substantially all of our income to our stockholders to maintain our ability to be subject to tax as a RIC, we may need to raise additional capital to finance our growth. If funds are not available to us, we may need to curtail new investments, and our common stock value could decline.

In connection with satisfying the requirements to be subject to tax as a RIC, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and incur applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

As noted above, on November 13, 2018 and February 5, 2019, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio from 200% to 150%. As a result, as of February 6, 2019, the asset coverage requirements applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). If we incur additional indebtedness under this provision, the risk of investing in us will increase. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our SBIC Funds for cash distributions to enable us to meet the distribution requirements to be subject to tax as a RIC. In this regard, our SBIC Funds are limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to satisfy the requirements to be subject to tax as a RIC. In such a case, we would have to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may cause us to incur a corporate-level income tax.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facilities and SBA debentures and expect in the future to borrow additional amounts under our Credit Facilities or other debt securities, subject to market availability, and, may increase the size of our Credit Facilities. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of our SBIC Funds, in connection with our Credit Facilities borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of our SBIC Funds in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facilities and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As noted above, on November 13, 2018 and February 5, 2019, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio. As a result, as of February 6, 2019, the asset coverage requirements applicable to us for senior securities was reduced from 200% to 150%. As of such date, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us.

As of March 31, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 212% and 292%, respectively. Since our leverage, including SBA debentures outstanding, was 113% and 80% of our net assets as of March 31, 2019 and September 30, 2018, respectively, we would have to receive an annual return of at least 2.34% and 1.75%, respectively, to cover annual interest payments.

As of March 31, 2019, we had outstanding borrowings of $531.6 million under our Credit Facilities and $150.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $681.6 million and had a weighted average annual interest rate at the time of 4.37%, exclusive of the fee on undrawn commitment on the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and 3.43% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $681.6 million outstanding as of March 31, 2019, at the weighted average annual rate of 4.37%, we would have to receive an annual yield of at least 2.34%. This example is for illustrative purposes only, and actual interest rates on our Credit Facilities or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of March 31, 2019 of 52% of total assets (including such borrowed funds), at the current interest rate at the time of 4.37%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(26.7)%	(15.9)%	(5.0)%	5.8%	16.6%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 through October 31, 2018	—	$	N/A	—	$15.0
November 1, 2018 through November 30, 2018	464,543		7.33	464,543	11.6
December 1, 2018 through December 31, 2018	561,878		7.28	561,878	7.5
January 1, 2019 through January 31, 2019	—		—	—	—
February 1, 2019 through February 28, 2019	712,432		7.15	712,432	2.4
March 1, 2019 through March 31, 2019	270,000		6.98	270,000	0.5
Total	2,008,853			2,008,853

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
10.1

Revolving Credit and Security Agreement by and among PennantPark Investment Funding I, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, PennantPark Investment Corporation, as equityholder, PennantPark Investment Advisers, LLC, as servicer, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, dated as of February 22, 2019 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on February 26, 2019).

10.2

Account Control Agreement by and among PennantPark Investment Funding I, LLC, as pledgor, The Bank of New York Mellon Trust Company, National Association, as secured party, PennantPark Investment Advisers, LLC, as servicer, and The Bank of New York Mellon Trust Company, National Association, as securities intermediary, dated as of February 22, 2019 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on February 26, 2019).

10.3

Custodian Agreement by and among PennantPark Investment Funding I, LLC, The Bank of New York Mellon Trust Company, National Association, as custodian, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, dated as of February 22, 2019 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on February 26, 2019).

10.4

Purchase and Sale Agreement by and between PennantPark Investment Funding I, LLC, as the purchaser, and PennantPark Investment Corporation, as the seller, dated as of February 22, 2019 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on February 26, 2019).

10.5

Third Amended and Restated Investment Advisory Management Agreement by and between the PennantPark Investment Corporation and PennantPark Investment Advisers, LLC dated as of April 12, 2019 (Incorporated by reference to Exhibit g(3) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2/A (File No. 333-230014), filed on April 12, 2019).

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 9, 2019	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)