Form 10-Q
period 2019-06-30
PENNANTPARK INVESTMENT CORP
filed 2019-08-07
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2019 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas; “SunTrust Credit Facility” refers to our multi-currency, senior secured revolving credit facility with SunTrust Bank, as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and SunTrust Credit Facility collectively; “2019 Notes” refers to our 4.50% notes due 2019, which we redeemed in March 2019; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019	September 30, 2018
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,002,864,286 and $896,720,950, respectively)	1,001,919,866	$905,271,258
Non-controlled, affiliated investments (cost—$37,446,796 and $91,520,908, respectively)	30,753,466	78,078,331
Controlled, affiliated investments (cost—$293,382,082 and $255,574,317, respectively)	242,162,582	148,735,885
Total of investments (cost—$1,333,693,164 and $1,243,816,175, respectively)	1,274,835,914	1,132,085,474
Cash and cash equivalents (cost—$21,754,580 and $19,543,625, respectively)	21,744,836	19,506,154
Interest receivable	7,219,742	7,606,964
Prepaid expenses and other assets	373,782	920,235
Total assets	1,304,174,274	1,160,118,827
Liabilities
Distributions payable	12,068,118	12,429,712
BNP Credit Facility payable (cost—$178,000,000 and zero, respectively) (See Notes 5 and 10)	177,110,000	—
SunTrust Credit Facility payable (cost—$382,636,000 and $80,520,000, respectively) (See Notes 5 and 10)	372,060,191	77,645,830
2019 Notes payable (par— zero and $250,000,000, respectively) (See Notes 5 and 10)	—	251,322,500
SBA debentures payable, net (par—$150,000,000 and $180,000,000, respectively) (See Notes 5 and 10)	146,001,990	175,373,229
Base management fee payable, net (See Note 3)	4,653,657	4,086,831
Performance-based incentive fee payable, net (See Note 3)	2,471,086	2,964,265
Interest payable on debt	4,007,743	6,576,393
Accrued other expenses	91,965	818,172
Total liabilities	718,464,750	531,216,932
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 and 69,053,958 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	67,045	69,054
Paid-in capital in excess of par value	789,259,509	803,729,220
Accumulated distributable net loss	(203,617,030)	(174,896,379)
Total net assets	$585,709,524	$628,901,895
Total liabilities and net assets	$1,304,174,274	$1,160,118,827
Net asset value per share	$8.74	$9.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$19,928,284	$19,491,552	$66,484,378	$60,608,891
Payment-in-kind	1,987,294	1,585,945	4,625,804	4,545,929
Other income	530,923	1,494,072	1,992,875	5,567,138
From non-controlled, affiliated investments:
Interest	—	253,191	—	2,845,090
Payment-in-kind	—	—	—	1,807,655
From controlled, affiliated investments:
Interest	3,435,510	1,480,768	7,272,766	2,931,462
Payment-in-kind	1,454,009	453,974	2,855,450	2,347,371
Other income	776,944	—	949,445	—
Total investment income	28,112,964	24,759,502	84,180,718	80,653,536
Expenses:
Base management fee (See Note 3)	4,653,657	3,772,669	13,583,748	13,381,545
Performance-based incentive fee (See Note 3)	2,471,085	2,497,843	5,146,696	8,528,663
Interest and expenses on debt (See Note 10)	7,808,175	5,565,240	21,119,041	17,363,511
Administrative services expenses (See Note 3)	538,125	521,625	1,592,375	1,564,875
Other general and administrative expenses	692,178	626,213	2,002,723	1,882,793
Expenses before Management Fees waiver and provision for taxes	16,163,220	12,983,590	43,444,583	42,721,387
Debt issuance costs (See Notes 5 and 10)	—	—	2,696,498	—
Make-whole premium (See Notes 5 and 10)	—	—	2,162,526	—
Management Fees waiver (See Note 3)	—	—	—	(1,427,253)
Provision for taxes	300,000	—	900,000	—
Net expenses	16,463,220	12,983,590	49,203,607	41,294,134
Net investment income	11,649,744	11,775,912	34,977,111	39,359,402
Realized and unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments on:
Non-controlled, non-affiliated investments	(43,486,868)	17,085,362	(33,757,334)	31,754,691
Non-controlled and controlled, affiliated investments	(56,148,032)	342,086	(56,375,131)	11,199,690
Net realized (loss) gain on investments	(99,634,900)	17,427,448	(90,132,465)	42,954,381
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	36,381,944	(12,925,765)	7,535,406	(15,407,098)
Non-controlled and controlled, affiliated investments	57,045,559	(927,824)	45,366,352	(34,752,509)
Debt depreciation (See Notes 5 and 10)	186,504	1,560,376	9,914,139	3,086,378
Net change in unrealized appreciation (depreciation) on investments and debt	93,614,007	(12,293,213)	62,815,897	(47,073,229)
Net realized and unrealized (loss) gain from investments and debt	(6,020,893)	5,134,235	(27,316,568)	(4,118,848)
Net increase in net assets resulting from operations	$5,628,851	$16,910,147	$7,660,543	$35,240,554
Net increase in net assets resulting from operations per common share (See Note 7)	$0.08	$0.24	$0.11	$0.50
Net investment income per common share	$0.17	$0.17	$0.51	$0.55

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations:
Net investment income	$11,649,744	$11,775,912	$34,977,111	$39,359,402
Net realized (loss) gain on investments	(99,634,900)	17,427,448	(90,132,465)	42,954,381
Net change in unrealized appreciation (depreciation) on investments	93,427,503	(13,853,589)	52,901,758	(50,159,607)
Net change in unrealized depreciation on debt	186,504	1,560,376	9,914,139	3,086,378
Net increase in net assets resulting from operations	5,628,851	16,910,147	7,660,543	35,240,554
Distributions to stockholders	(12,068,118)	(12,597,854)	(36,381,194)	(38,179,755)
Capital transactions:
Repurchase of common stock	—	(7,776,586)	(14,471,720)	(7,776,586)
Net decrease in net assets	(6,439,267)	(3,464,293)	(43,192,371)	(10,715,787)
Net assets:
Beginning of period	592,148,791	639,556,977	628,901,895	646,808,471
End of period	$585,709,524	$636,092,684	$585,709,524	$636,092,684
Capital share activity:
Shares of common stock repurchased	—	—	(2,008,853)	(1,072,759)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,660,543	$35,240,554
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(52,901,758)	50,159,607
Net change in unrealized depreciation on debt	(9,914,139)	(3,086,378)
Net realized loss (gain) on investments	90,132,465	(42,954,381)
Net accretion of discount and amortization of premium	(2,095,442)	(1,684,494)
Purchases of investments	(494,793,457)	(423,297,254)
Payment-in-kind income	(8,765,915)	(9,698,374)
Proceeds from dispositions of investments	325,598,567	556,356,780
Amortization of deferred financing costs	628,761	1,597,386
Decrease (increase) in interest receivable	387,222	(2,060,103)
Decrease in prepaid expenses and other assets	546,453	2,930,530
Increase in payable for investments purchased	—	13,686,000
Decrease in interest payable on debt	(2,568,650)	(1,875,143)
Increase (decrease) in base management fee payable, net	566,826	(1,072,567)
(Decrease) increase in performance-based incentive fee payable, net	(493,179)	227,835
Decrease in accrued other expenses	(726,208)	(787,676)
Net cash (used in) provided by operating activities	(146,737,911)	173,682,322
Cash flows from financing activities:
Repurchase of common stock	(14,471,720)	(7,776,586)
Capitalized borrowing costs	—	(1,721,750)
Distributions paid to stockholders	(36,742,787)	(38,372,850)
Repayments of 2019 Notes	(250,000,000)	—
Borrowings under SBA debentures	—	71,000,000
Repayments under SBA debentures	(30,000,000)	(90,000,000)
Borrowings under BNP Credit Facility	178,000,000	—
Borrowings under SunTrust Credit Facility	655,000,000	132,520,000
Repayments under SunTrust Credit Facility	(352,884,000)	(170,392,900)
Net cash provided by (used in) financing activities	148,901,493	(104,744,086)
Net increase in cash equivalents	2,163,582	68,938,236
Effect of exchange rate changes on cash	75,100	(49,213)
Cash and cash equivalents, beginning of period	19,506,154	38,202,068
Cash and cash equivalents, end of period	$21,744,836	$107,091,091
Supplemental disclosure of cash flow information:
Interest paid	$23,058,930	$9,525,005
Taxes paid	$1,111,409	$322,693
Non-cash exchanges and conversions	$14,823,909	$31,942,605

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—171.1 (1), (2)
First Lien Secured Debt—109.2%
American Insulated Glass, LLC (5)	12/21/2023	Building Materials	8.04%		3M L+550	31,122,000	$30,553,961	$30,655,170
American Insulated Glass, LLC (7)	12/21/2023	Building Materials	—		—	1,350,649	—	(20,260)
Bazaarvoice, Inc. (5)	02/01/2024	Printing and Publishing	8.15%		1M L+575	14,813,063	14,683,654	14,738,997
Bottom Line Systems, LLC (5)	02/13/2023	Healthcare, Education and Childcare	8.33%		3M L+600	22,470,735	22,233,687	22,467,189
Broder Bros., Co.	12/02/2022	Consumer Products	11.11%		3M L+850	27,362,339	27,363,111	27,362,339
Cano Health, LLC (5)	12/23/2021	Healthcare, Education and Childcare	8.69%		1M L+625	28,914,172	28,601,364	28,914,172
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.40%		3M L+700	9,775,000	9,682,735	9,681,508
Deva Holdings, Inc. (5)	10/31/2023	Consumer Products	8.65%		3M L+625	4,497,486	4,429,736	4,497,486
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—		—	385,000	—	—
Hollander Sleep Products, LLC	06/09/2023	Consumer Products	—	(6)	—	19,713,838	19,414,795	9,068,365
Hollander Sleep Products, LLC - DIP	10/18/2019	Consumer Products	9.33%		1M L+700	2,418,373	2,418,373	2,394,189
Hollander Sleep Products, LLC - DIP (7)	10/18/2019	Consumer Products	—		—	2,095,923	—	(20,959)
HW Holdco, LLC (5)	12/10/2024	Media	8.70%		3M L+625	17,524,839	17,357,025	17,524,839
HW Holdco, LLC (Revolver)	12/10/2024	Media	8.70%		3M L+625	1,029,677	1,029,677	1,029,677
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—		—	2,357,419	—	—
Impact Group, LLC (5)	06/27/2023	Personal, Food and Miscellaneous Services	8.93%		1M L+650	20,155,265	20,049,104	19,953,711
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	11.94%		1M L+950	14,812,356	14,631,003	14,812,356
K2 Pure Solutions NoCal, L.P. (5)	12/20/2023	Chemicals, Plastics and Rubber	7.19%		1M L+475	27,065,500	26,694,070	26,711,227
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—		—	1,938,095	—	(25,369)
Kentucky Downs, LLC (5)	03/07/2025	Hotels, Motels, Inns and Gaming	11.90%		1M L+950	9,948,414	9,828,406	10,024,046
			(PIK 3.00% )
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—		—	2,068,965	—	—
Lombart Brothers, Inc. (5)	04/13/2023	Healthcare, Education and Childcare	8.58%		3M L+625	15,317,553	15,136,641	15,164,378
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	10.50%		P+500	780,843	780,843	780,843
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Healthcare, Education and Childcare	—		—	989,068	—	—
MeritDirect, LLC (5)	05/23/2024	Media	8.06%		3M L + 550	19,787,000	19,493,713	19,490,195
MeritDirect, LLC (Revolver)	05/23/2024	Media	7.94%		P+450	539,645	539,645	531,551
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—		—	1,978,700	—	(29,680)
Ox Two, LLC	02/27/2023	Building Materials	8.65%		1M L+625	21,893,774	21,550,123	21,893,774
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.75%		P+725	2,288,000	2,288,000	2,288,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—		—	212,000	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	9.58%		3M L+725	7,200,000	7,183,768	7,164,000
Peninsula Pacific Entertainment LLC (7)	11/13/2024	Hotels, Motels, Inns and Gaming	—		—	800,000	—	(4,000)
Perforce Software, Inc. (5)	12/27/2024	Business Services	9.00%		1M L+450	9,825,126	9,778,125	9,782,190
Perforce Software, Inc. (Revolver)	12/27/2024	Business Services	9.00%		P+350	7,500	7,500	7,413
Perforce Software, Inc. (Revolver) (7)	12/27/2024	Business Services	—		—	117,500	—	(1,367)
Pestell Minerals and Ingredients Inc. (5), (8), (11)	06/01/2023	Beverage, Food and Tobacco	7.84%		3M L+525	5,472,500	5,422,449	5,434,739
PlayPower, Inc. (5)	05/08/2026	Leisure Products	7.90%		3M L+550	4,200,000	4,158,218	4,205,250
PRA Events, Inc.	08/08/2022	Business Services	9.61%		3M L+700	19,479,621	19,217,890	19,479,621
PRA Events, Inc. (Revolver) (7)	08/08/2022	Business Services	—		—	2,000,000	—	—
Provation Medical, Inc.	03/11/2024	Electronics	9.58%		3M L+700	26,865,000	26,311,446	26,270,783
Questex, LLC	09/09/2024	Media	8.23%		3M L+625	22,331,250	21,932,304	22,107,938
Questex, LLC (Revolver) (7)	09/09/2024	Media	—		—	3,590,426	—	(35,904)
Radius Aerospace, Inc. (5)	03/31/2025	Aerospace and Defense	8.35%		3M L+575	8,571,429	8,446,824	8,502,192
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	7.97%		3M L+575	238,095	238,095	236,172
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—		—	1,190,476	—	(9,617)
Research Horizons, LLC	06/28/2022	Media	8.74%		1M L+625	23,891,047	23,536,697	23,293,771
Research Horizons, LLC (7)	06/28/2022	Media	—		—	7,297,297	—	(182,432)
Research Horizons, LLC (Revolver)	06/28/2022	Media	8.75%		1M L+625	4,054,054	4,054,054	3,952,703
Research Now Group, Inc. and Survey	12/20/2024	Business Services	7.99%		1M L+550	9,949,495	9,801,259	9,904,722
Sampling International LLC (5)
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	7.39%		1M L+500	2,000,000	1,980,040	1,980,000
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—		—	363,636	—	—
SFP Holding, Inc. (5)	09/01/2022	Buildings and Real Estate	8.61%		3M L+625	16,213,127	16,070,585	16,213,127
SFP Holding, Inc. (7)	09/01/2022	Buildings and Real Estate	—		—	3,839,888	—	—
SFP Holding, Inc. (Revolver)	09/01/2022	Buildings and Real Estate	8.67%		3M L+625	708,333	708,333	708,333
SFP Holding, Inc. (Revolver) (7)	09/01/2022	Buildings and Real Estate	—		—	1,791,667	—	—
Signature Systems Holding Company (5)	05/03/2024	Commercial Services & Supplies	9.01%		P+550	15,000,000	14,780,418	14,775,000
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Commercial Services & Supplies	—		—	2,016,129	—	—
Solutionreach, Inc. (5)	01/17/2024	Communications	8.13%		1M L+575	13,286,700	13,037,015	13,005,663
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—		—	1,665,000	—	(35,218)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	13.65%		3M L+1,125	22,099,213	21,929,987	21,878,221
TVC Enterprises, LLC (5)	01/18/2024	Transportation	7.94%		1M L+550	33,126,420	32,513,903	33,126,420
TVC Enterprises, LLC (7)	01/18/2024	Transportation	—		—	4,053,227	—	—
TVC Enterprises, LLC (Revolver)	01/18/2024	Transportation	9.28%		1M L+550	967,902	967,902	967,902
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—		—	1,734,249	—	—
TWS Acquisition Corporation (5)	06/16/2025	Diversified Consumer Services	8.66%		3M L+625	8,850,000	8,633,687	8,632,556
TWS Acquisition Corporation (Revolver)	06/16/2025	Diversified Consumer Services	8.66%		3M L+625	505,714	505,714	505,714
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Diversified Consumer Services	—		—	1,137,857	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	8.16%		1M L+575	6,218,687	6,190,453	6,046,746
UBEO, LLC (5)	04/03/2024	Printing and Publishing	6.90%		3M L+450	2,312,013	2,289,815	2,288,893
US Dominion, Inc. (5)	07/15/2024	Electronics	9.16%		3M L+675	29,700,000	29,244,013	29,700,000
US Dominion, Inc. (Revolver)	07/15/2024	Electronics	9.18%		3M L+675	5,250,000	5,250,000	5,250,000
US Dominion, Inc. (Revolver) (7)	07/15/2024	Electronics	—		—	2,250,000	—	—
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.33%		1M L+900	8,410,938	8,410,938	8,326,828
Vision Purchaser Corporation	06/10/2025	Media	8.66%		3M L+625	3,449,666	3,380,798	3,380,673
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	9.10%		3M L+650	22,218,750	21,818,196	22,352,063
Whitney, Bradley & Brown, Inc. (5)	10/18/2022	Aerospace and Defense	9.91%		1M L+900	10,270,841	10,116,613	10,270,841
Total First Lien Secured Debt							646,676,705	639,369,680

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—41.5%
Condor Borrower, LLC	04/25/2025	Business Services	11.49%	3M L+875	10,344,828	$10,171,205	$10,344,828
Confie Seguros Holding Co.	10/31/2025	Insurance	11.13%	3M L+850	14,500,000	14,233,719	13,898,250
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.85%	3M L+825	19,627,143	19,336,076	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	10.75%	1M L+825	32,500,000	32,030,338	32,012,500
Infogroup, Inc.	04/03/2024	Other Media	11.85%	3M L+925	20,400,000	20,091,104	20,196,000
Integrity Marketing Partners, LLC	11/30/2026	Insurance	11.02%	3M L+850	22,217,143	21,940,647	21,994,971
Integrity Marketing Partners, LLC (7)	11/30/2026	Insurance	—	—	925,714	—	(9,257)
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	6M L+925	36,828,975	36,191,046	35,908,251
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.99%	1M L+850	17,236,000	16,934,716	17,063,640
Shift4 Payments, LLC	11/28/2025	Financial Services	11.24%	3M L+850	27,000,000	26,940,890	27,000,000
VT Topco, Inc.	08/24/2026	Business Services	9.60%	3M L+700	10,000,000	9,952,190	10,000,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	11.00%	1M L+850	35,300,000	34,729,693	35,300,000
Total Second Lien Secured Debt						242,551,624	243,336,326
Subordinated Debt/Corporate Notes—10.0%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,702,953	13,454,121	13,702,953
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	46,633,034	46,208,082	44,651,130
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						59,662,203	58,354,083
Preferred Equity/Partnership Interests—0.5% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	396,161
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	67,664
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	517,628
MeritDirect Holdings, LP	—	Media	—	—	540	540,000	543,994
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	107	106,823	82,479
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	1,347	1,346,530	1,385,225
Total Preferred Equity/Partnership Interests						3,049,353	2,993,151
Common Equity/Partnership Interests/Warrants—9.9% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	1,021,314
AG Investco LP (9)	—	Business Services	—	—	714,652	714,652	714,652
AG Investco LP (7), (9)	—	Business Services	—	—	285,348	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	2,260,044
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,185,171
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	114,646	1,171,206	1,508,208
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	2,612,234
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449	3,448,658	6,343,968
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,244,187
Faraday Holdings, LLC	—	Building Materials	—	—	4,277	217,635	1,240,599
Gauge TVC Coinvest, LLC	—	Transportation	—	—	912,045	810,645	912,045
(TVC Enterprises, LLC)
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	709,091
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	1,934,019
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040,000	2,313,262
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	223,861	2,427,375	5,031,126
ITC Rumba, LLC (Cano Health, LLC) (7), (9)	—	Healthcare, Education and Childcare	—	—	28,315	—	—
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	1,906,433	3,940,333
(Walker Edison Furniture Company LLC)
Kentucky Racing Holdco, LLC (Warrants) (9)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	225,759
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	519,149
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	441,263
MeritDirect Holdings, LP	—	Media	—	—	540	—	11,273

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180	2,180	—
(Tyto Athene, LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	71	70,870	32,175
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,500,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	438,317
Class B (US Dominion, Inc.)
U.S. Well Services, Inc. - Class A (11), (12)	—	Oil and Gas	—	—	72,833	728,330	351,055
USWS Holdings, LLC (9), (11)	—	Oil and Gas	—	—	1,188,368	11,883,680	5,226,740
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	1,923,429
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	4,450,000	12,913,766
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	1,313,447
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						50,924,401	57,866,626
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,002,864,286	1,001,919,866
Investments in Non-Controlled, Affiliated Portfolio Companies—5.3% (1), (2)
Preferred Equity/Partnership Interests—4.3% (6)
ETX Energy, LLC	—	Oil and Gas	—	—	61,732	6,173,200	24,692,800
Total Preferred Equity/Partnership Interests						6,173,200	24,692,800
Common Equity/Partnership Interests/Warrants—1.0% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	5,753,974
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	306,692
Total Common Equity/Partnership Interests/Warrants						31,273,596	6,060,666
Total Investments in Non-Controlled, Affiliated Portfolio Companies						37,446,796	30,753,466
Investments in Controlled, Affiliated Portfolio Companies—41.3% (1), (2)
First Lien Secured Debt—18.9%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.59%	3M L+575	£28,000,000	39,051,600	35,635,656
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	40,000,000	40,000,000	40,000,000
Total First Lien Secured Debt						114,051,600	110,635,656
Second Lien Secured Debt—7.6%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	12.60%	3M L+1,000	45,184,319	44,732,476	44,732,476
			(PIK 12.60%)
						44,732,476	44,732,476
Total Second Lien Secured Debt
Preferred Equity—4.4% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	2,375
(PT Network, LLC) (9)
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	18,116,207
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	12.60%	—	833	7,500,000	7,545,833
Total Preferred Equity						23,438,939	25,664,415
Common Equity—10.4% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	3,675,818
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	—
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	5,000,000	5,434,000
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	52,020,217
Total Common Equity						111,159,067	61,130,035
Total Investments in Controlled, Affiliated Portfolio Companies						293,382,082	242,162,582
Total Investments—217.7%						1,333,693,164	1,274,835,914
Cash and Cash Equivalents—3.7%
BlackRock Federal FD Institutional 30						7,039,699	7,039,699
BNY Mellon Cash Reserve and Cash						14,714,881	14,705,137
Total Cash and Cash Equivalents						21,754,580	21,744,836
Total Investments and Cash Equivalents—221.4%						$1,355,447,744	$1,296,580,750
Liabilities in Excess of Other Assets—(121.4%)							(710,871,226)
Net Assets—100.0%							$585,709,524

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2019, qualifying assets represent 90% of the Company’s total assets and non-qualifying assets represent 10% of the Company’s total assets.

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

JUNE 30, 2019

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs, under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the quarter ended June 30, 2019 we liquidated SBIC I.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement does not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million at LIBOR plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. See Note 10.

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

JUNE 30, 2019

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2019, we had one portfolio company on non-accrual, respectively representing 1.5% and 0.7% of our overall portfolio on a cost and fair value basis.

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended June 30, 2019, we recorded a provision for taxes of $0.3 million ($0.1 million of excise tax and $0.2 million of U.S. federal and state income taxes related to the Taxable Subsidiaries) and $0.9 million ($0.3 million of excise tax and $0.6 million of U.S. federal and state income taxes related to the Taxable Subsidiaries), respectively. For both the three and nine months ended June 30, 2018, we did not record a provision for taxes.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of June 30, 2019, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

JUNE 30, 2019

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

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, or the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and they are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

In March 2019, the SEC issued the Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact these amendments will have on its other future periodic filings and registration statements.

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

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2019, the Investment Adviser earned a base management fee of $4.7 million and $13.6 million, respectively, from us. For the three and nine months ended June 30, 2018, the Investment Adviser earned a base management fee of $3.8 million and $12.5 million (after a waiver of $0.9 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the three and nine months ended June 30, 2019, the Investment Adviser earned $2.5 million and $5.1 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2018, the Investment Adviser earned $2.5 million and $8.0 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Funds under each of their administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2019, we reimbursed the Investment Adviser approximately $0.4 million and $1.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and nine months ended June 30, 2018, we reimbursed the Investment Adviser approximately $0.5 million and $1.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and nine months ended June 30, 2019 and 2018.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2019 totaled $120.5 million and $503.6 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $190.2 million and $433.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2019 totaled $84.7 million and $325.6 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $117.7 million and $556.4 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2019		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$760,728,305	$750,005,336	$536,875,632	$531,422,088
Second lien	287,284,100	288,068,802	385,201,277	391,038,029
Subordinated debt / corporate notes	59,662,203	58,354,083	48,617,113	48,127,586
Equity	226,018,556	178,407,693	273,122,153	161,497,771
Total investments	1,333,693,164	1,274,835,914	1,243,816,175	1,132,085,474
Cash and cash equivalents	21,754,580	21,744,836	19,543,625	19,506,154
Total investments and cash and cash equivalents	$1,355,447,744	$1,296,580,750	$1,263,359,800	$1,151,591,628

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2019	September 30, 2018
Healthcare, Education and Childcare	14%	15%
Energy and Utilities	10	7
Media	7	6
Consumer Products	6	10
Building Materials	5	2
Business Services	5	4
Electronics	5	4
Auto Sector	4	3
Environmental Services	4	3
Printing and Publishing	4	6
Chemicals, Plastics and Rubber	3	1
Distribution	3	2
Insurance	3	0
Manufacturing / Basic Industries	3	3
Oil and Gas	3	5
Personal, Food and Miscellaneous Services	3	3
Transportation	3	0
Aerospace and Defense	2	2
Beverage, Food and Tobacco	2	2
Financial Services	2	5
Home and Office Furnishings	2	2
Other Media	2	2
Buildings and Real Estate	1	2
Hotels, Motels, Inns and Gaming	1	7
Other	3	4
Total	100%	100%

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. During both the nine months ended June 30, 2019 and 2018, our ability to observe valuation inputs resulted in no reclassifications.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at June 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$33,347,100	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	77,896,464	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	707,589,871	Market Comparable	Market Yield	7.1% – 18.6% (9.1%)
Second lien	210,172,338	Market Comparable	Market Yield	10.6% – 12.7% (11.6%)
Subordinated debt / corporate notes	58,354,083	Market Comparable	Market Yield	12.0% – 16.5% (15.4%)
First lien	9,068,365	Enterprise Market Value	EBITDA multiple	7.0x
Equity	177,537,489	Enterprise Market Value	EBITDA multiple	0.6x – 38.79x (32.9x)
Total Level 3 investments	$1,273,965,710
BNP Credit Facility	$177,110,000	Market Comparable	Market Yield	4.5%
SunTrust Credit Facility	372,060,191	Market Comparable	Market Yield	4.7%
Total Credit Facilities	$549,170,191

Asset Category	Fair Value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$164,734,450	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	531,422,088	Market Comparable	Market Yield	7.4% – 17.5% (10.1%)
Second lien	226,303,579	Market Comparable	Market Yield	10.7% – 14.1% (13.3%)
Subordinated debt / corporate notes	48,127,586	Market Comparable	Market Yield	12.5% – 15.3% (14.5%)
Equity	160,656,044	Enterprise Market Value	EBITDA multiple	3.9x – 13.8x (8.2x)
Total Level 3 investments	$1,131,243,747
SunTrust Credit Facility	$77,645,830	Market Comparable	Market Yield	5.5%

Our investments, cash and cash equivalents and Credit Facilities were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at June 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,096,428,221	$—	$—	$1,096,428,221
Equity investments	178,407,693	870,204	—	177,537,489
Total investments	1,274,835,914	870,204	—	1,273,965,710
Cash and cash equivalents	21,744,836	21,744,836	—	—
Total investments and cash and cash equivalents	$1,296,580,750	$22,615,040	$—	$1,273,965,710
BNP Credit Facility	$177,110,000	$—	$—	$177,110,000
SunTrust Credit Facility	372,060,191	—	—	372,060,191
Total Credit Facilities	$549,170,191	$—	$—	$549,170,191

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

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

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized loss	(1,960,965)	(88,205,089)	(90,166,054)
Net change in unrealized (depreciation) appreciation	(11,140,066)	64,713,351	53,573,285
Purchases, PIK interest, net discount accretion and non-cash exchanges	455,226,215	49,614,789	504,841,004
Sales, repayments and non-cash exchanges	(316,284,666)	(9,241,606)	(325,526,272)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,096,428,221	$177,537,489	$1,273,965,710
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(10,742,125)	$79,625,708	$68,883,583

	Nine Months Ended June 30, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	1,340,858	41,609,016	42,949,874
Net change in unrealized depreciation	(11,599,547)	(38,534,814)	(50,134,361)
Purchases, PIK interest, net discount accretion and non-cash exchanges	380,262,900	54,417,222	434,680,122
Sales, repayments and non-cash exchanges	(488,524,716)	(67,832,065)	(556,356,781)
Transfers in/out of Level 3	—	—	—
Ending Balance	$867,807,993	$155,927,927	$1,023,735,920
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(1,824,337)	$(9,063,847)	$(10,888,184)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Nine Months Ended June 30,
Credit Facilities	2019	2018
Beginning Balance (cost – $80,520,000 and $79,392,900, respectively)	$77,645,830	$76,037,341
Net change in unrealized (depreciation) appreciation included in earnings	(8,591,639)	1,146,122
Borrowings (1)	821,000,000	76,520,000
Repayments (1)	(352,884,000)	(114,392,900)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $560,636,000 and $41,520,000, respectively)	$537,170,191	$39,310,563
Temporary draws outstanding, at cost	12,000,000	—
Ending Balance (cost – $560,636,000 and $41,520,000, respectively)	$549,170,191	$39,310,563

(1)	Excludes temporary draws.

As of June 30, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$36,908,358	September 13, 2019	$(3,227,642)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on the SunTrust Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,500,000	$39,121,590	December 14, 2018	$(2,378,410)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic ASC 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and the 2019 Notes. We elected to use the fair value option for the Credit Facilities and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $0.0 and $4.9 million, respectively, relating to debt issuance costs on the BNP Credit Facility and the prepayment of the 2019 Notes for the three and three and nine months ended June 30, 2019. During both the three and nine months ended June 30, 2018 we did not incur any expenses relating to amendment costs on the SunTrust Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $0.2 million and $9.9 million, respectively. For the three and nine months ended June 30, 2018, the SunTrust Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.6 million and $3.1 million, respectively. As of June 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $11.5 million. As of September 30, 2018, the net unrealized depreciation on the SunTrust Credit Facility and the 2019 Notes totaled $1.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2018 (1)	Purchases of / Advances to Affiliates (1), (2)	Sale of / Distributions from Affiliates (1)	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2019 (1)	Interest Income	PIK Income	Other Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$40,501,278	$—	$—	$(1,189,804)	$39,311,474	$1,772,315	$—	$—	$—
MidOcean JF Holdings Corp. (JF Acquisition, LLC)	12,099,647	—	—	6,016,560	18,116,207	—	—	—	—
PT Networks	46,815,339	21,017,652	(4,744,374)	(5,373,933)	57,714,684	1,231,091	2,796,334	949,445	165,755
RAM Energy LLC	78,914,960	30,000,000	—	18,105,257	127,020,217	3,671,111	—	—	—
Superior Digital Displays Holdings, Inc. (3)	17,220,000	24,010,894	(78,982,355)	37,751,461	—	425,749	59,116	—	(56,313,788)
Non-Controlled Affiliates
Big Run, Inc.	397,025	—	(674,943)	277,918	—	—	—	—	(227,099)
ETX Energy, LLC	34,801,373	6,173,200	—	(10,221,107)	30,753,466	—	—	—	—
Total Controlled and Non-Controlled Affiliates	$230,749,622	$81,201,746	$(84,401,672)	$45,366,352	$272,916,048	$7,100,266	$2,855,450	$949,445	$(56,375,131)

(1)	Excluding delayed draw investments.
(2)	Includes PIK.
(3)

On June 14, 2019 Superior Digital Displays, LLC filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As such, our investment in Superior Digital Displays, LLC is no longer reflected on the Schedule of Investments.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator for net increase in net assets resulting from operations	$5,628,851	$16,910,147	$7,660,543	$35,240,554
Denominator for basic and diluted weighted average shares	67,045,105	70,848,642	67,932,307	70,990,105
Basic and diluted net increase in net assets per share resulting from operations	$0.08	$0.24	$0.11	$0.50

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

with our valuation policy. As of June 30, 2019 and September 30, 2018, cash and cash equivalents consisted of money market funds in the amounts of $21.7 million and $19.5 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2019	2018
Per Share Data:
Net asset value, beginning of period	$9.11	$9.10
Net investment income (1)	0.51	0.55
Net change in realized and unrealized loss (1)	(0.40)	(0.05)
Net increase in net assets resulting from operations (1)	0.11	0.50
Distributions to stockholders (1), (2)	(0.54)	(0.54)
Repurchase of common stock (1)	0.06	0.03
Net asset value, end of period	$8.74	$9.09
Per share market value, end of period	$6.32	$7.01
Total return* (3)	(8.21)%	0.64%
Shares outstanding at end of period	67,045,105	69,988,077
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4), (5), (6)	5.05%	4.94%
Ratio of interest and expenses on debt to average net assets	5.38%	3.59%
Ratio of total expenses to average net assets (5), (6)	10.43%	8.53%
Ratio of net investment income to average net assets (6)	7.87%	8.13%
Net assets at end of period	$585,709,524	$636,092,684
Weighted average debt outstanding (7)	$617,279,897	$503,885,801
Weighted average debt per share (1), (7)	$9.09	$7.10
Asset coverage per unit (8)	$2,036	$3,200
Portfolio turnover ratio	36.92%	53.32%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
(5)

For the nine months ended June 30, 2018, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 5.24% and the ratio of total expenses before the waiver of certain Management Fees to average net assets was 8.83%.

(6)	Credit facility amendment and debt issuance costs as well as non-recurring provision for taxes, if any, are not annualized.
(7)	Includes SBA debentures outstanding.
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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2019 and 2018, inclusive of the fee on the undrawn commitment under the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and amortized upfront fees on SBA debentures, was 5.4% and 4.6%, respectively. As of June 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 204% and 292%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of June 30, 2019, Funding I had $178.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 5.0% as of June 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. The BNP Credit Facility is secured by all of the assets of Funding I. We own

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility.

SunTrust Credit Facility

As of June 30, 2019, we had the multi-currency SunTrust Credit Facility for up to $445.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2019 and September 30, 2018, we had $382.6 million (including a $12.0 million temporary draw) and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.7% and 3.8%, respectively, exclusive of the fee on undrawn commitments of 0.4%, as of June 30, 2019 and September 30, 2018. The SunTrust Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and our SBIC Fund.

SBA Debentures

Our SBIC Fund is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. During the quarter ended June 30, 2019 we liquidated SBIC I. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital. . Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of June 30, 2019 and September 30, 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of June 30, 2019 and September 30, 2018, the unamortized fees on the SBA debentures were $4.0 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.4%	$30,000,000
March 23, 2016	March 1, 2026	2.9	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.2%	$180,000,000

(1)	Excluding 3.43% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Funds are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2019, our SBIC Funds were in compliance with their regulatory requirements.

2019 Notes

The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.5% per year. The 2019 Notes were scheduled to mature on October 1, 2019. The 2019 Notes were general, unsecured obligations and ranked equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2019 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facilities.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2019 and September 30, 2018, we had $49.0 million and $60.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2019

(Unaudited)

12 UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. Superior Digital Displays, LLC became a controlled affiliated investment as of December 31, 2013. We have determined that Superior Digital Displays, LLC was a significant subsidiary. As a result and in accordance with Rule 10-01(b) of Regulation S-X under the Securities Act, presented below is summarized unaudited financial information for Superior Digital Displays, LLC for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended June 30, (2)		Nine Months Ended June 30, (2)
Income Statement (1)	2019 (3)	2018	2019 (3)	2018
Total revenue	$159.5	$878.5	$807.2	$1,651.3
Total expenses	178.4	2,626.5	4,041.0	8,378.3
Net loss	$(18.9)	$(1,748.0)	$(3,233.8)	$(6,727.0)

(1)	All amounts are in thousands.
(2)	Unaudited.
(3)

On June 14, 2019 Superior Digital Displays, LLC filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As such, our investment in Superior Digital Displays, LLC is no longer reflected on the Schedule of Investments (See Note 6).

13. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. During the three and nine months ended June 30, 2019, we repurchased zero and 2.0 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of zero and $14.5 million, respectively. During both the three and nine months ended June 30, 2018, we repurchased 1.1 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.8 million. We repurchased 4.0 million shares of our common stock in open market transactions while the program was in effect for an aggregate cost (including transaction costs) of $29.5 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of June 30, 2019, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three and nine months ended June 30, 2019 and 2018, and cash flows for the nine months ended June 30, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 7, 2019

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

Our wholly owned subsidiaries, SBIC I and SBIC II, were organized as Delaware limited partnerships in 2010 and 2012, respectively. SBIC I and SBIC II received licenses from the SBA to operate as SBICs under Section 301(c) of the 1958 Act. Our SBIC Funds’ objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the quarter ended June 30, 2019 we liquidated SBIC I.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement does not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million at LIBOR plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2019, our portfolio totaled $1,274.8 million and consisted of $750.0 million of first lien secured debt, $288.1 million of second lien secured debt, $58.3 million of subordinated debt and $178.4 million of preferred and common equity. Our debt portfolio consisted of 88% variable-rate investments and 12% fixed-rate investments. As of June 30, 2019, we had one portfolio company on non-accrual, respectively representing 1.5% and 0.7% of our overall portfolio on a cost and fair value basis. Overall, the portfolio had net unrealized depreciation of $58.9 million as of June 30, 2019. Our overall portfolio consisted of 68 companies with an average investment size of $18.7 million, had a weighted average yield on interest bearing debt investments of 10.1% and was invested 59% in first lien secured debt, 23% in second lien secured debt, 4% in subordinated debt and 14% in preferred and common equity.

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

For the three months ended June 30, 2019, we invested $116.4 million in six new and 12 existing portfolio companies with a weighted average yield on debt investments of 10.3%. Sales and repayments of investments for the three months ended June 30, 2019 totaled $84.7 million. For the nine months ended June 30, 2019, we invested $494.8 million in 21 new and 38 existing portfolio companies with a weighted average yield on debt investments of 9.5%. Sales and repayments of investments for the nine months ended June 30, 2019 totaled $325.6 million.

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

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and the 2019 Notes. We elected to use the fair value option for the Credit Facilities and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $4.9 million relating to debt issuance costs on the BNP Credit Facility and the prepayment of the 2019 Notes for the nine months ended June 30, 2019. During both the three and nine months ended June 30, 2018 we did not incur any expenses relating to amendment costs on the SunTrust Credit Facility. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the SBA debentures. For the three and nine months ended June 30, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $0.2 million and $9.9 million, respectively. For the three and nine months ended June 30, 2018, the SunTrust Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.6 million and $3.1 million, respectively. As of June 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $11.5 million. As of September 30, 2018, the net unrealized depreciation on the SunTrust Credit Facility and the 2019 Notes totaled $1.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2019 and 2018.

Investment Income

Investment income for the three and nine months ended June 30, 2019 was $28.1 million and $84.2 million, respectively, and was attributable to $16.7 million and $45.6 million from first lien secured debt, $9.2 million and $32.7 million from second lien secured debt and $2.2 million and $5.9 million from subordinated debt, respectively. This compares to investment income for the three and nine months ended June 30, 2018 of $24.8 million and $80.7 million, respectively, and was attributable to $11.4 million and $36.7 million from first lien secured debt, $12.2 million and $36.4 million from second lien secured debt and $1.2 million and $7.6 million from subordinated debt, preferred and common equity. The increase in investment income compared to the same periods in the prior year was primarily due to the growth of our portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2019 totaled $16.5 million and $49.2 million, respectively. Base management fee for the same periods totaled $4.7 million and $13.6 million, incentive fee totaled $2.5 million and $5.1 million, debt related interest and expenses totaled $7.8 million and $26.0 million (including $2.2 million of make-whole premium on the repayment of the 2019 Notes and $2.7 million in debt issuance costs on the BNP Credit Facility), general and administrative expenses totaled $1.2 million and $3.6 million and provision for taxes totaled $0.3 million and $0.9 million, respectively. This compares to net expenses for the three and nine months ended June 30, 2018, which totaled $13.0 million and $41.3 million, respectively. Base management fee for the same periods totaled $3.8 million and $12.5 million (after a base management fee waiver of $0.9 million), incentive fee totaled $2.5 million and $8.0 million (after an incentive fee waiver of $0.5 million), debt related interest and expenses totaled $5.6 million and $17.4 million and general and administrative expenses totaled $1.1 million and $3.4 million, respectively. The increase in expenses compared to the three-month period ended in the prior year was primarily due to higher leverage costs and provision for taxes. The increase in expenses compared to the nine-month period ended in the prior year was primarily due to higher leverage costs, provision for taxes, and expenses related the make-whole premium on the repayment of the 2019 Notes and the debt issuance costs on the BNP Credit Facility.

Net Investment Income

Net investment income totaled $11.6 million and $35.0 million, or $0.17 and $0.51 per share, for the three and nine months ended June 30, 2019, respectively. Net investment income totaled $11.8 million and $39.4 million, or $0.17 and $0.55 per share, for the three and nine months ended June 30, 2018, respectively. The decrease in net investment income compared to the three-month period ended in the prior year was primarily due to higher leverage costs and provision for taxes which were partially offset by higher investment income. The decrease in net investment income compared to the nine-month period ended in the prior year was primarily due to higher leverage costs, provision for taxes, and expenses related the make-whole premium on the repayment of the 2019 Notes and the debt issuance costs on the BNP Credit Facility which were partially offset by higher investment income.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2019 totaled $84.7 million and $325.6 million, respectively, and net realized losses totaled $99.6 million and $90.1 million, respectively, primarily due to Superior Digital Displays, LLC.

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

Unrealized Appreciation or Depreciation on Investments, the Credit Facilities and the 2019 Notes

For the three and nine months ended June 30, 2019, we reported net change in unrealized depreciation on investments of $93.4 million and $52.9 million, respectively. For the three and nine months ended June 30, 2018, we reported net change in unrealized depreciation on investments of $13.9 million and $50.2 million, respectively. As of June 30, 2019 and September 30, 2018, our net unrealized depreciation on investments totaled $58.9 million and $111.8 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three and nine months ended June 30, 2019 our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $0.2 million and $9.9 million, respectively. For the three and nine months ended June 30, 2018, the SunTrust Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $1.6 million and $3.1 million, respectively. As of June 30, 2019, the net unrealized depreciation on the Credit Facilities totaled $11.5 million. As of September 30, 2018, the net unrealized depreciation on the SunTrust Credit Facility and the 2019 Notes totaled $1.6 million. The net change in net unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $5.6 million and $7.7 million, or $0.08 and $0.11 per share, for the three and nine months ended June 30, 2019. Net change in net assets resulting from operations totaled $16.9 million and $35.2 million, or $0.24 and $0.50 per share, for the three and nine months ended June 30, 2018. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to depreciation of the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 204% and 292%, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2019 and 2018, inclusive of the fee on the undrawn commitment under the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility, prepayment penalties on the 2019 Notes and amortized upfront fees on SBA debentures, was 5.4% and 4.6%, respectively (excluding debt issuance costs and prepayment penalties, amounts were 4.6% and 4.6%, respectively).

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of June 30, 2019, Funding I had $178.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 5.0% as of June 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. As of June 30, 2019, Funding I had $72.0 million of unused borrowing capacity under the BNP Credit Facility, subject to the regulatory restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. As of June 30, 2019, we were in compliance with the terms of the BNP Credit Facility.

As of June 30, 2019, we had the multi-currency SunTrust Credit Facility for up to $445.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2019 and September 30, 2018, we had $382.6 million (including a $12.0 million temporary draw) and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.7% and 3.8%, respectively, exclusive of the fee on undrawn commitments of 0.4%, as of June 30, 2019 and September 30, 2018. The SunTrust Credit Facility is a five-year revolving facility with a stated maturity date of May 25, 2022, a one-year term-out period following its fourth year and pricing set at 225 basis points over LIBOR. As of June 30, 2019 and September 30, 2018, we had $62.4 million and $364.5 million of unused borrowing capacity under the SunTrust Credit Facility, respectively, subject to the regulatory restrictions. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and our SBIC Fund. As of June 30, 2019, we were in compliance with the terms of the SunTrust Credit Facility.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of June 30, 2019. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. During the three and nine months ended June 30, 2019, we repurchased zero and 2.0 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of zero and $14.5 million, respectively. From May 9, 2018 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $29.5 million.

Our SBIC Fund is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. During the quarter ended June 30, 2019 we liquidated SBIC I. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of June 30, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of June 30, 2019 and September 30, 2018, our SBIC Fund had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of June 30, 2019 and September 30, 2018, the unamortized fees on the SBA debentures were $4.0 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of June 30, 2019 and September 30, 2018 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.4%	$30,000,000
March 23, 2016	March 1, 2026	2.9	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.2%	$180,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Fund are subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2019, our SBIC Funds were in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of June 30, 2019 and September 30, 2018, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of June 30, 2019 and September 30, 2018, we had cash and cash equivalents of $21.7 million and $19.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $146.7 million for the nine months ended June 30, 2019, and our financing activities provided cash of $148.9 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facilities.

Our operating activities provided cash of $173.7 million for the nine months ended June 30, 2018 and our financing activities used cash of $104.7 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and for net repayments under the SunTrust Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2019, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Credit Facility	$178.0	$—	$—	$178.0	$—
SunTrust Credit Facility	382.6	—	—	382.6	—
SBA debentures	150.0	—	—	—	150.0
Total debt outstanding (1)	710.6	—	—	560.6	150.0
Unfunded investments (2)	49.0	2.1	7.3	24.0	15.7
Total contractual obligations	$759.6	$2.1	$7.3	$584.6	$165.7

(1)

The annualized weighted average cost of debt as of June 30, 2019, was 4.4%, exclusive of the fee on the undrawn commitment on the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and 3.4% of upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser), in February 2019, and subsequently amended and restated in April 2019, as approved by our Board of Directors (including a majority of our directors who are not interested persons of us or our Investment Adviser), PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Funds under their investment management agreements with us. Our SBIC Funds’ investment management agreements do not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

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

During the three and nine months ended June 30, 2019, we declared distributions of $0.18 and $0.54 per share, for total distributions of $12.1 million and $36.4 million, respectively. For the same periods in the prior year, we declared distributions of $0.18 and $0.54 per share, respectively, for total distributions of $12.6 million and $38.2 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, or the Final Rule Release, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Final Rule Release became effective for all filings on or after November 5, 2018. We adopted these amendments as currently required and they are reflected in the Company’s consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform to these amendments.

In March 2019, the SEC issued the Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements and to provide for a consistent set of rules to govern incorporating information by reference and hyperlinking, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, there were no significant changes to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact these amendments will have on its other future periodic filings and registration statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, our debt portfolio consisted of 88% variable-rate investments and 12% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(3,885)	$(0.06)
Up 1%	$3,885	$0.06
Up 2%	$8,770	$0.12
Up 3%	$11,655	$0.17
Up 4%	$15,656	$0.23

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legislation enacted in 2018 allows us to incur additional leverage.

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On February 5, 2019, our stockholders approved such reduction, as approved by our board of directors on November 13, 2018. As of February 5, 2019, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, the Company was permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, the Company is permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage. Effective February 5, 2019, base management fees were reduced from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end.

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

As noted above, on November 13, 2018 and February 5, 2019, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio from 200% to 150%. As a result, as of February 6, 2019, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). If we incur additional indebtedness under this provision, the risk of investing in us will increase. If the value of our assets declines, we may be unable to satisfy this asset coverage test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us.

We are partially dependent on our SBIC Funds for cash distributions to enable us to meet the distribution requirements to be subject to tax as a RIC. In this regard, our SBIC Funds are limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to satisfy the requirements to be subject to tax as a RIC. In such a case, we would need to request a waiver of the SBA’s restrictions for our SBIC Funds to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if our SBIC Funds are unable to obtain a waiver, compliance with the SBA regulations may cause us to incur a corporate-level income tax.

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

As noted above, on November 13, 2018 and February 5, 2019, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio. As a result, as of February 6, 2019, the asset coverage requirement applicable to us for senior securities was reduced from 200% to 150%. As of such date, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us.

As of June 30, 2019 and September 30, 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 204% and 292%, respectively. Since our leverage, including SBA debentures outstanding, was 123% and 81% of our net assets as of June 30, 2019 and September 30, 2018, respectively, we would have to receive an annual return of at least 2.4% and 1.8%, respectively, to cover annual interest payments.

As of June 30, 2019, we had outstanding borrowings of $560.6 million under our Credit Facilities and $150.0 million outstanding under the SBA debentures. Our consolidated debt outstanding was $710.6 million and had a weighted average annual interest rate at the time of 4.4%, exclusive of the fee on undrawn commitment on the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and 3.4%% of upfront fees on the SBA debentures. To cover the annual interest on our borrowings of $710.6 million outstanding as of June 30, 2019, at the weighted average annual rate of 4.4%, we would have to receive an annual yield of at least 2.4%. This example is for illustrative purposes only, and actual interest rates on our Credit Facilities or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of June 30, 2019 of 53% of total assets (including such borrowed funds), at the current interest rate at the time of 4.4%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(27.6)%	(16.4)%	(5.3)%	5.8%	17.0%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 through October 31, 2018	—	$	N/A	—	$15.0
November 1, 2018 through November 30, 2018	464,543		7.33	464,543	11.6
December 1, 2018 through December 31, 2018	561,878		7.28	561,878	7.5
January 1, 2019 through January 31, 2019	—		—	—	—
February 1, 2019 through February 28, 2019	712,432		7.15	712,432	2.4
March 1, 2019 through March 31, 2019	270,000		6.98	270,000	0.5
April 1, 2019 through April 30, 2019	—		N/A	—	0.5
May 1, 2019 through May 9, 2019	—		N/A	—	—
Total	2,008,853			2,008,853

(1)

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30.0 million of our outstanding common stock. The program expired on May 9, 2019 and we repurchased 4.0 million shares of our common stock in open market transactions while the program was in effect for an aggregate cost (including transaction costs) of $29.5 million.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 7, 2019	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)