Form 10-K
period 2019-09-30
PENNANTPARK INVESTMENT CORP
filed 2019-11-21
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 15th Floor New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The Nasdaq Stock Market LLC
5.50% Notes due 2024	PNNTG	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2019 based on the closing price on that date of $6.91 on The Nasdaq Global Select Market was approximately $453 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 67,045,105 shares of the Registrant’s common stock outstanding as of November 21, 2019.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

PART I

In this annual report on Form 10-K, or the Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, prior to dissolution and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas; “SunTrust Credit Facility” refers to our multi-currency, senior secured revolving credit facility with SunTrust Bank, as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and SunTrust Credit Facility collectively; “2019 Notes” refers to our 4.50% notes due 2019, which we redeemed in March 2019; “2024 Notes” refers to our 5.50% Notes due 2024; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

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

SBIC II, our wholly owned subsidiary, was organized in Delaware as a limited partnership in July 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act in 2013. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history has resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $10 billion in 526 companies with approximately 185 different financial sponsors.

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

•

We believe middle-market companies have faced difficulty in raising debt through the capital markets. Many middle-market companies look to raise funds by issuing high-yield bonds and broadly syndicated loans. We believe this approach to financing becomes difficult at times when institutional investors seek to invest in larger, more liquid offerings. We believe this has made it harder for middle-market companies to raise funds by issuing high-yield securities from time to time.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial finance companies, CLO funds, private direct lending funds, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities in middle-market companies can be intense. However, we believe that from time to time there has been a reduction in the amount of debt capital available to middle-market companies, which we believe has resulted in a less competitive environment for making new investments.

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

Leverage

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 4.6%, exclusive of the fee on undrawn commitment, as of September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. As of September 30, 2019, Funding I had $79.0 million of unused borrowing capacity under the BNP Credit Facility, subject to the regulatory restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility. As of September 30, 2019, we were in compliance with the terms of the BNP Credit Facility.

As of September 30, 2019, we had the multi-currency SunTrust Credit Facility for up to $475.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2019 and 2018, we had $301.6 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.2% and 3.8%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2019 and 2018. The SunTrust Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR. As of September 30, 2019 and 2018, we had $173.4 million and $364.5 million of unused borrowing capacity under the SunTrust Credit Facility, respectively, subject to the regulatory restrictions. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and SBIC II. As of September 30, 2019, we were in compliance with the terms of the SunTrust Credit Facility.

As of September 30, 2019 and 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, with a weighted average interest rate of 3.1% and 3.2%, respectively, exclusive of the 3.4% of upfront fees. As of September 30, 2019 and 2018, our SBA debentures mature between March 2026 to March 2028 and September 2021 to March 2028, respectively. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. During the year ended September 30, 2019, we liquidated and dissolved SBIC I. The SBA debentures are secured by all the investment portfolio assets of SBIC II and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2019, we had $75.0 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

As of September 30, 2018, we had $250.0 million in aggregate principal amount of 2019 Notes outstanding. Interest on the 2019 Notes was paid at a rate of 4.50% per year and was paid semi-annually. On March 4, 2019, the 2019 Notes were redeemed in full and no amounts were outstanding as of September 30, 2019. Interest on the 2019 Notes was paid at a rate of 4.50% per year and was paid semi-annually. The 2019 Notes had been scheduled to mature on October 1, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Investment Policy Overview

We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity by targeting an investment size of $10 million to $50 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans”, “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. In addition, we expect our debt investments to range in maturity from three to ten years.

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

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock and 2024 Notes are quoted on The Nasdaq Global Select Market under the symbols “PNNT” and “PNNTG”, respectively. Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet site at www.sec.gov that contains material that we file with the SEC on the EDGAR Database.

Our Portfolio

Our principal investment focus is to provide first lien secured debt, second lien secured debt and subordinated debt to U.S. middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows from the broad variety of industries in which our Investment Adviser has direct expertise. The following is an illustrative list of the industries in which the Investment Adviser has invested:

• Aerospace and Defense	• Energy and Utilities
• Auto Sector	• Environmental Services
• Beverage, Food and Tobacco	• Financial Services
• Broadcasting and Entertainment	• Grocery
• Buildings and Real Estate	• Healthcare, Education and Childcare
• Building Materials	• High Tech Industries
• Business Services	• Home & Office Furnishings, Housewares & Durable Consumer Products
• Cable Television	• Hotels, Motels, Inns and Gaming
• Capital Equipment	• Insurance
• Cargo Transportation	• Leisure, Amusement, Motion Picture, Entertainment
• Chemicals, Plastics and Rubber	• Logistics
• Communications	• Manufacturing/Basic Industries
• Consumer Products	• Media
• Consumer Services	• Mining, Steel, Iron and Non-Precious Metals
• Containers Packaging & Glass	• Oil and Gas
• Distribution	• Other Media
• Diversified/Conglomerate Manufacturing	• Personal, Food and Miscellaneous Services
• Diversified/Conglomerate Services	• Printing and Publishing
• Diversified Natural Resources, Precious Metals and Minerals	• Retail
• Education	• Wholesale
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2019	Portfolio Company	2018
RAM Energy Holdings LLC	10%	Parq Holdings Limited Partnership	7%
PT Network, LLC	6	RAM Energy Holdings LLC	7
Cascade Environmental LLC	4	AKW Holdings Limited	4
Winter Park Intermediate, Inc.	4	Halo Buyer, Inc.	4
AKW Holdings Limited	3	MailSouth, Inc.	4
American Insulated Glass, LLC	3	PT Network, LLC	4
Cano Health, LLC	3	Cano Health, LLC	3
Halo Buyer, Inc.	3	Cascade Environmental LLC	3
MailSouth, Inc.	3	Shift4 Payments, LLC	3
TVC Enterprises, LLC	3	Winter Park Intermediate, Inc.	3

Industry	2019	Industry	2018
Healthcare, Education and Childcare	16%	Healthcare, Education and Childcare	15%
Energy and Utilities	10	Consumer Products	10
Media	8	Energy and Utilities	7
Consumer Products	6	Hotels, Motels, Inns and Gaming	7
Building Materials	5	Media	6
Aerospace and Defense	4	Printing and Publishing	6
Auto Sector	4	Financial Services	5
Business Services	4	Oil and Gas	5
Chemicals, Plastics and Rubber	4	Business Services	4
Environmental Services	4	Personal, Food and Miscellaneous Services	3

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

Investment Management Agreement

We have entered into an agreement with the Investment Adviser, or the Investment Management Agreement, under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interest in, PennantPark Investment Advisers. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its respective investment management agreement. Such investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, the Investment Adviser:

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned base management fees of $18.2 million, $16.5 million (after a waiver of $0.9 million) and $20.3 million (after a waiver of $3.9 million), respectively, from us.

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

Adjusted gross assets as of December 31, 20XX = $150 million

Gross assets as of March 31, 20XX = $200 million

U.S. Treasury bills and temporary draws on credit facilities as of March 31, 20XX = $20 million

Adjusted gross assets as of March 31, 20XX = $180 million

Average value of adjusted gross assets as of March 31, 20XX and December 31, 20XX, which are the two immediately preceding calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter equals ($150 million + $180 million) / 2 = $165 million.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned $5.1 million, $11.0 million (after a waiver of $0.5 million) and $9.3 million (after a waiver of $1.8 million), respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019 and subsequently amended and restated in April 2019, as approved by our board of directors, including a majority of our directors who are not interested persons of us or our Investment Adviser. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2020. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2019, 2018 and 2017, we reimbursed the Investment Adviser approximately $1.8 million, $2.0 million and $2.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2020. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

Joint Code of Ethics and Code of Conduct

We and PennantPark Investment Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. Our joint code of ethics and code of conduct are available, free of charge, on our website at www.pennantpark.com. In addition, the joint code of ethics is attached as an exhibit to this Report and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of our joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

SBA Regulations

SBIC II is licensed under the SBA as a SBIC under Section 301(c) of the 1958 Act and received its license in 2013. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, SBIC II is subject to regulatory requirements including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, placing certain limitations on the financing terms of investments, prohibiting investing in certain industries, and required capitalization thresholds among other regulations. Furthermore, SBIC II is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP pursuant to SBA accounting standards and financial reporting requirements for SBICs. For example, SBIC II does not use fair value accounting on its assets or liabilities under SBA valuation guidelines. If SBIC II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit use of debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC II from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us.

Eligible Small and Smaller Businesses

Under present SBA regulations, eligible small business include businesses that (together with their affiliates) have tangible net worth not exceeding $19.5 million and have average annual net income of $6.5 million for the two most recent fiscal years. In addition, SBIC II must invest at least 25% of investments in “smaller” concerns. A smaller concern is a business that has tangible net worth not exceeding $6.0 million and has average annual net income not exceeding $2.0 million for the two most recent fiscal years or, as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business, up and until the time a business offers its securities in a public market.

Financing Limitations, Terms and Changes in Control

The SBA prohibits an SBIC from financing small businesses in certain industries such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 30% of regulatory capital in one company and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA places certain limits on the financing terms of investments by SBIC II in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

The SBA also prohibits, without prior written approval, a “change in control” of SBIC II or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed SBIC. A “change of control” is any event which would result in the transfer of power, direct or indirect, to direct management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, our 2024 Notes, or any securities we may issue, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio requirements for a BDC, as defined under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Credit Facilities because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments and could materially damage our business, financial condition and results of operations.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

We could be subject to reduced availability and/or mandatory prepayments under our Credit Facilities and SBA debentures.

In addition to the asset coverage ratio requirements, our Credit Facilities contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Credit Facilities are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by SBIC II. The agreements governing the Credit Facilities require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholder’s equity; and
•	A requirement that our outstanding borrowings under the Credit Facilities not exceed a certain percentage of the value of our portfolio.

In addition to the Credit Facilities, SBIC II has issued SBA debentures that require us and SBIC II to generate sufficient cash flow to make required interest payments. Further, SBIC II must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of SBIC II.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facilities and could trigger mandatory prepayment obligations under the terms of the Credit Facilities.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock and our 2024 Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on our Credit Facilities, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and our Credit Facilities to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. If we are unable to renegotiate our Credit Facilities, amounts drawn under our Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On February 5, 2019, our stockholders approved such reduction, as approved by our board of directors on November 13, 2018. As of February 5, 2019, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, we were permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, we are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage. Effective February 5, 2019, base management fees were reduced from 1.50% to 1.00% on gross assets that exceed 200% of our total net assets as of the immediately preceding quarter-end.

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

We depend in part on SBIC II for cash distributions to enable us to meet the distribution requirements to be subject to tax as a RIC. In this regard, SBIC II is limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to satisfy the requirements to be subject to tax as a RIC. In such a case, we would need to request a waiver of the SBA’s restrictions for SBIC II to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if SBIC II is unable to obtain a waiver, compliance with the SBA regulations may cause us to incur a corporate-level income tax.

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

•

SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly owned subsidiary, SBIC II, and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC II is, and any future SBIC subsidiary may be, exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

SBIC II may be unable to make distributions to us that will enable us to meet or maintain RIC tax status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level income taxes, we will be required to distribute substantially all of our consolidated investment company taxable income and capital gains net income, including income from SBIC II, each taxable year as dividends to our stockholders. As noted above, we depend in part on SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for SBIC II to make certain distributions to maintain our RIC tax status. We cannot assure you that the SBA will grant such waiver and if SBIC II is unable to obtain a waiver, compliance with the SBA regulations may result in corporate level income tax on us.

SBIC II is licensed by the SBA and is subject to SBA regulations.

SBIC II, our wholly owned subsidiary, received a license to operate as a SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause SBIC II to make investments at lower rates in order to qualify investments under the SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If SBIC II fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA could revoke or suspend SBIC II’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC II is our wholly owned subsidiary.

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

Our current debt is governed by the terms of our Credit Facilities, 2024 Notes and SBA debentures and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

Additionally, SBIC II has received borrowed funds and may in the future receive funds from the SBA through its debenture program. In connection with the filing of its initial SBA license application, PennantPark Investment received exemptive relief, in 2011, from the SEC to permit us to exclude the debt of our SBICs from our consolidated asset coverage ratio. Our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than the applicable asset coverage ratio, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facilities, 2024 Notes and SBA debentures and expect in the future to borrow additional amounts under our Credit Facilities or other debt securities, subject to market availability, and, may increase the size of our Credit Facilities. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Credit Facilities. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facilities and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2019 and 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 207% and 292%, respectively. Since our leverage, including SBA debentures outstanding, was 120% and 81% of our net assets as of September 30, 2019 and 2018, respectively, we would have to receive an annual return of at least 2.3% and 1.8%, respectively, to cover annual interest payments.

As of September 30, 2019, we had outstanding borrowings of $472.6 million under our Credit Facilities, $150.0 million outstanding under the SBA debentures and $75 million of 2024 Notes outstanding. Our consolidated debt outstanding was $697.6 million and had a weighted average annual interest rate at the time of 4.2%, exclusive of the fee on undrawn commitment on our Credit Facilities and upfront fees on the SBA debentures. This example is for illustrative purposes only, and actual interest rates on our Credit Facilities or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2019 of 53% of total assets (including such borrowed funds), at the current interest rate at the time of 4.2%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(27.1)%	(16.1)%	(5.0)%	6.0%	17.1%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of the issuance of our SBA debentures and borrowings under our Credit Facilities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our 2024 Notes, if any, or change in the debt markets could cause the liquidity or market value of our 2024 Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our 2024 Notes. Our credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our 2024 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our 2024 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by any of the rating agencies if in their respective judgments future circumstances relating to the basis of the credit rating, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facilities mature in May 2022 and September 2024, respectively, and our 2024 Notes mature in October 2024. Additionally, our SBA debentures mature between March 2026 and March 2028. We utilize proceeds from the Credit Facilities, our 2024 Notes and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facilities, our 2024 Notes and certain of our SBA debentures. This means that we will have to extend the maturity of our Credit Facilities or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facilities, our 2024 Notes and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facilities, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facilities. This is expected to mitigate volatility in our earnings and NAV. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facilities will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair values of our portfolio investments and borrowings under our Credit Facilities will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our debt maturities. Our borrowings under our Credit Facilities are collateralized by the assets in our investment portfolio (excluding assets held by SBIC II). A general disruption in the credit markets could result in diminished demand for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our Credit Facilities. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or an operational problem that affects our counterparties or us, and could materially damage our business.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, economic and political developments. We may employ hedging techniques such as using our Credit Facilities’ multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $6.27 and $7.46 on September 30, 2019 and 2018, respectively. Our NAV per share was $8.68 and $9.11 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under our Credit Facilities or any future credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment selection criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

The 2024 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2024 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2024 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Notes. As of September 30, 2019 and 2018, we had $301.6 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and SBIC II. As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility is secured by all of our assets held by Funding I. The indebtedness under the Credit Facilities is therefore effectively senior in right of payment to our 2024 Notes to the extent of the value of such assets.

The 2024 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2024 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2024 Notes and the 2024 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through SBIC II. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our 2024 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2024 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2019 and 2018, our SBIC Funds had $150 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn. As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. All of such indebtedness is structurally senior to the 2024 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Notes.

The indenture under which the 2024 Notes were issued contains limited protection for their respective holders.

The indenture under which the 2024 Notes were issued offers limited protection to holders. The terms of the indenture and the 2024 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2024 Notes. In particular, the terms of the indenture and the 2024 Notes will not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2024 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2024 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2024 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2024 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2024 Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture will not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2024 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2024 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2024 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2024 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2024 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2024 Notes.

The optional redemption provision may materially adversely affect your return on the 2024 Notes.

The 2024 Notes will be redeemable in whole or in part upon certain conditions at any time, or from time to time, at our option on or after October 15, 2021. We may choose to redeem the 2024 Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2024 Notes being redeemed.

An active trading market for the 2024 Notes may not develop or be maintained, which could limit their market price or the ability of their respective holders to sell them. If a rating agency assigns the 2024 Notes a non-investment grade rating, they may be subject to greater price volatility than similar securities without such a rating.

Although the 2024 Notes are listed on The Nasdaq Global Select Market under the symbol “PNNTG,” we cannot provide any assurances that an active trading market will develop for the 2024 Notes or that their holders will be able to sell them. The 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns the 2024 Notes a non-investment grade rating, they may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. We cannot assure holders of the 2024 Notes that a liquid trading market will develop for them, that holders will be able to sell their 2024 Notes at a particular time or that the price holders receive upon such sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our 2024 Notes may be harmed. Accordingly, holders of the 2024 Notes may be required to bear the financial risk for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facilities or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Notes and substantially decrease the market value of the 2024 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facilities or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facilities or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facilities or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facilities, could proceed against the collateral securing the debt. Because our Credit Facilities have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2024 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2024 Notes as well as scheduled payments of principal, early redemption, or sale of the 2024 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes as well as any proceeds from the sale or other disposition of the notes. Holders of the 2024 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the notes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2019, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $6.27 and $7.46 as of September 30, 2019 and 2018, respectively. Our NAV per share was $8.68 and $9.11 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of November 21, 2019, we had 10 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2019.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program during the year ended September 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 through October 31, 2018	—	$	N/A	—	15.0
November 1, 2018 through November 30, 2018	464,543		7.33	464,543	11.6
December 1, 2018 through December 31, 2018	561,878		7.28	561,878	7.5
January 1, 2019 through January 31, 2019	—		—	—	—
February 1, 2019 through February 28, 2019	712,432		7.15	712,432	2.4
March 1, 2019 through March 31, 2019	270,000		6.98	270,000	0.5
April 1, 2019 through April 30, 2019	—		N/A	—	0.5
May 1, 2019 through May 9, 2019	—		N/A	—	—
Total	2,008,853			2,008,853

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

In January 2020, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2019 and 2018 from ordinary income (including short-term gains), if any, totaled $48.4 million and $50.6 million, or $0.72 and $0.72 per share, respectively, based on the weighted average shares outstanding for the respective periods.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2014, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

	For the years ended September 30,
	2019	2018		2017		2016		2015
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$112,107	$108,278		$124,534		$142,071		$161,629
Total expenses	67,510	54,944	(1)	68,096	(1)	71,456	(1)	79,371
Net investment income	44,597	53,334		56,438		70,615		82,258
Net realized and change in unrealized (loss) gain	(28,672)	(5,621)		5,273		(51,878)		(92,504)
Net increase (decrease) in net assets resulting from operations	15,925	47,713		61,712		18,737		(10,246)
Per share data:
Net asset value	8.68	9.11		9.10		9.05		9.82
Net investment income (2)	0.66	0.75		0.79		0.99		1.10
Net realized and unrealized (loss) gain (2)	(0.42)	(0.07)		0.08		(0.73)		(1.24)
Net increase (decrease) in net assets resulting from operations (2)	0.24	0.68		0.87		0.26		(0.14)
Distributions declared (2), (3)	0.72	0.72		0.82		1.11		1.11
Consolidated Statements of Assets and Liabilities data:
Total assets	1,285,838	1,160,119		1,202,196		1,238,936		1,368,778
Total investment portfolio	1,219,433	1,132,085		1,153,578		1,153,680		1,299,048
Borrowings outstanding (4)	683,758	504,342		526,067		559,589		602,865
Total net asset value	581,906	628,902		646,808		643,367		716,591
Other data:
Total return (5)	(6.28)%	9.70%		10.80%		36.64%		(32.51)%
Number of portfolio companies (6)	67	53		55		56		61
Yield on debt portfolio (6)	9.8%	11.2%		11.5%		11.9%		12.1%

(1)	Expenses before base management fee and incentive fee waivers were zero, $56,371 and $73,743 for the years ended September 30, 2019, 2018 and 2017, respectively.
(2)	Based on the weighted average shares outstanding for the respective years.
(3)

The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year to stockholders subject to such information reporting.

(4)	At fair value, excluding our SBA debentures and our 2024 Notes.
(5)	Based on the change in market price per share during the periods and takes into account distributions, if any, reinvested at the closing price on the payment date.
(6)	Unaudited, at year end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SBIC II, our wholly owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement. SBIC II’s investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2019, our portfolio totaled $1,219.4 million and consisted of $695.3 million of first lien secured debt, $269.3 million of second lien secured debt, $61.2 million of subordinated debt and $193.7 million of preferred and common equity. Our debt portfolio consisted of 87% variable-rate investments and 13% fixed-rate investments. As of September 30, 2019, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $37.6 million as of September 30, 2019. Our overall portfolio consisted of 67 companies with an average investment size of $18.2 million, had a weighted average yield on interest bearing debt investments of 9.8% and was invested 57% in first lien secured debt, 22% in second lien secured debt, 5% in subordinated debt and 16% in preferred and common equity.

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

For the year ended September 30, 2019, we invested $533.6 million of investments in 24 new and 49 existing portfolio companies with a weighted average yield on debt investments of 9.4%. Sales and repayments of investments for the same period totaled $426.5 million.

For the year ended September 30, 2018, we invested $604.7 million of investments in 17 new and 33 existing portfolio companies with a weighted average yield on debt investments of 10.2%. Sales and repayments of investments for the same period totaled $630.5 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2019 Notes were, and our 2024 Notes are, classified as Level 2 as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs to value cash equivalents, investments, our 2019 Notes, our SBA debentures, our 2024 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes and 2025 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes and 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $7.1 million, zero and $3.9 million relating to amendment costs on the Credit Facilities during the years ended September 30, 2019, 2018 and 2017, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and, prior to their redemption, the 2019 Notes and 2025 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and SBA debentures. For the years ended September 30, 2019 and 2018, the Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $5.7 million and $3.9 million, respectively. For the year ended September 30, 2017, our SunTrust Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes had a net change in unrealized appreciation of $7.6 million. As of September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $7.2 million. As of September 30, 2018, the net unrealized depreciation on our Credit Facilities and the 2019 Notes totaled $1.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and, prior to their redemption, the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments, our Credit Facilities and, prior to their redemption, the 2019 and 2025 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2019 and 2018. For information regarding results of operations for the year ended September 30, 2017, see the Company's Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 15, 2018.

Investment Income

Investment income for the year ended September 30, 2019 was $112.1 million and was attributable to $62.6 million from first lien secured debt, $41.4 million from second lien secured debt and $8.1 million from subordinated debt and preferred and common equity. The increase in investment income over the prior year was primarily due to an increase in our portfolio at cost.

Investment income for the year ended September 30, 2018 was $108.3 million and was attributable to $49.5 million from first lien secured debt, $49.8 million from second lien secured debt and $9.0 million from subordinated debt and preferred and common equity. The decrease in investment income over the prior year was primarily due to a reduction of our portfolio at cost.

Expenses

Net expenses for the year ended September 30, 2019 totaled $67.5 million. Base management fee for the same period totaled $18.2 million, incentive fee totaled $5.1 million, debt related interest and expenses totaled $38.2 million (including one-time debt related cost of $9.2 million) and general and administrative expenses totaled $4.7 million. The increase in expenses over the prior year was primarily due to an increase in debt related expenses and base management fees, partially offset by smaller incentive fees.

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

Net Investment Income

Net investment income totaled $44.6 million or $0.66 per share and $53.3 million or $0.75 per share for the years ended September 30, 2019 and 2018, respectively. The decrease in net investment income per share compared to the prior year was primarily due to an increase in debt related expenses associated with the retirement of our 2019 Notes and amendments made to our BNP and SunTrust Credit Facilities.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2019 and 2018 totaled $426.5 million and $630.5 million, respectively, and net realized (losses) gains totaled ($108.5) million and $45.9 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized including the net realized loss on Superior Digital Displays, LLC during the year ended September 30, 2019.

Unrealized Appreciation or Depreciation on Investments, Credit Facilities, the 2019 Notes and the 2025 Notes

For the years ended September 30, 2019 and 2018, we reported net change in unrealized appreciation (depreciation) on investments of $74.1 million and $(55.3) million, respectively. As of September 30, 2019 and 2018, our net unrealized depreciation on investments totaled $37.6 million and $111.8 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2019 compared to the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies (including certain of our controlled and non-controlled affiliated portfolio companies) and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the years ended September 30, 2019 and 2018, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $5.7 million and $3.9 million, respectively. As of September 30, 2019 and 2018, our net unrealized depreciation (appreciation) on our Credit Facilities and, prior to their redemption, the 2019 Notes totaled $7.2 million and $1.6 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2019 compared to the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $15.9 million or $0.24 per share and $47.7 million or $0.68 per share for the years ended September 30, 2019 and 2018, respectively. The decrease in the net change in net assets from operations for year ended September 30, 2019 compared to the prior year was primarily due to a lower yielding portfolio, depreciation and net realized losses on our investments and credit facility amendment and debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. For information regarding liquidity and capital resources for the year ended September 30, 2017, see the Company's Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 15, 2018.

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

As of September 30, 2019 and 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 207% and 292%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2019 and 2018, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facilities, amortized upfront fees on SBA debentures and debt retirement and issuance costs, was 6.0% and 4.5%, respectively.

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 4.6% as of September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. As of September 30, 2019, Funding I had $79.0 million of unused borrowing capacity under the BNP Credit Facility, subject to the regulatory restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. As of September 30, 2019, we were in compliance with the terms of the BNP Credit Facility.

As of September 30, 2019, we had the multi-currency SunTrust Credit Facility for up to $475.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2019 and 2018, we had $301.6 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.2% and 3.8%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2019 and 2018. The SunTrust Credit Facility is a five-year revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR. As of September 30, 2019 and 2018, we had $173.4 million and $364.5 million of unused borrowing capacity under the SunTrust Credit Facility, respectively, subject to the regulatory restrictions. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and our SBIC Fund. As of September 30, 2019, we were in compliance with the terms of the SunTrust Credit Facility.

In September 2019, we issued $75.0 million in aggregate principal amount of 2024 Notes, for net proceeds of $72.3 million after deducting underwriting discounts and offering costs. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with our existing and future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of September 30, 2019. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facilities or SBA debentures. Furthermore, our Credit Facilities availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. During the years ended September 30, 2019 and 2018, we repurchased 2.0 million and 2.0 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $14.5 million and $15.0 million, respectively. From May 9, 2018 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $29.5 million.

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. During the year ended September 30, 2019 we liquidated and dissolved SBIC I. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of September 30, 2019 and 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of September 30, 2019 and 2018, the unamortized fees on the SBA debentures were $3.9 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.4%	$30,000,000
March 23, 2016	March 1, 2026	2.9	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.2%	$180,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2019, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of September 30, 2019 and 2018, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2019 and 2018, we had cash and cash equivalents of $59.5 million and $19.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $81.1 million for the year ended September 30, 2019, and our financing activities provided cash of $121.1 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities provided cash primarily for net borrowings under our credit facilities as well as the issuance of the 2024 Notes, partially offset by cash used by our stock repurchase program.

Our operating activities provided cash of $66.9 million for the year ended September 30, 2018, and our financing activities used cash of $85.6 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily for net repayments of the SBA debentures and our stock repurchase program.

For more information regarding our borrowing arrangements, see “Business—Leverage” above.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of September 30, 2019, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Credit Facility	$171.0	$—	$—	$171.0	$—
SunTrust Credit Facility	301.6	—	—	301.6	—
SBA debentures	150.0	—	—	—	150.0
2024 Notes	75.0	—	—	—	75.0
Total debt outstanding (1)	697.6	—	—	472.6	225.0
Unfunded investments (2)	30.4	—	2.0	19.9	8.5
Total contractual obligations	$728.0	$—	$2.0	$492.6	$233.5

(1)

The annualized weighted average cost of debt as of September 30, 2019, excluding debt issuance and retirement costs, was 4.2% exclusive of the fee on the undrawn commitment on the Credit Facilities and of upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 12 of our Consolidated Financial Statements.

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019, and subsequently amended and restated in April 2019, as approved by our board of directors, including a majority of our directors who are not interested persons of us or our Investment Adviser, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement with us. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Recent Developments

Subsequent to year end, we issued an additional $11.3 million in aggregate principal of the 2024 Notes at par value, generating net proceeds of $10.9 million after underwriting discounts and offering expenses payable by us, as a result of the underwriters’ full exercise of the option to purchase additional 2024 Notes we granted to them in connection with the offering that closed in September 2019. In total, the Company has issued $86.3 of 2024 Notes at par value, generating net proceeds of $83.2 million.

Subsequent to year end, the SBA issued a "green light" or "go forth" letter inviting the Company to file an application to obtain a license to form and operate a third Small Business Investment Company ("SBIC") subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license or of the timeframe in which it would receive a license, should one ultimately be granted.

Subsequent to year end, we have invested approximately $70 million.

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

During the years ended September 30, 2019 and 2018, we declared distributions of $0.72 per share and $0.72 per share, respectively, for total distributions of $48.4 million and $50.6 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, our debt portfolio consisted of 87% variable-rate investments and 13% fixed-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,220)	$(0.06)
Up 1%	$4,220	$0.06
Up 2%	$8,439	$0.13
Up 3%	$12,659	$0.19
Up 4%	$16,908	$0.25

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

Item 8.Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2019. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2019. This report appears on page 50.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements of the Company (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), PennantPark Investment Corporation and its Subsidiaries’  internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 21, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and its Subsidiaries' (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 21, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York

November 21, 2019

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	September 30, 2018
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$922,304,099 and $896,720,950, respectively)	$936,632,099	$905,271,258
Non-controlled, affiliated investments (cost—$77,600,816 and $91,520,908, respectively)	49,349,338	78,078,331
Controlled, affiliated investments (cost—$257,117,800 and $255,574,317, respectively)	233,451,359	148,735,885
Total of investments (cost—$1,257,022,715 and $1,243,816,175, respectively)	1,219,432,796	1,132,085,474
Cash and cash equivalents (cost—$59,546,438 and $19,543,625, respectively)	59,516,236	19,506,154
Interest receivable	6,226,539	7,606,964
Prepaid expenses and other assets	662,442	920,235
Total assets	1,285,838,013	1,160,118,827
Liabilities
Distributions payable	12,068,119	12,429,712
BNP Credit Facility payable, at fair value (cost—$171,000,000 and zero, respectively) (See Notes 5 and 11)	170,145,000	—
SunTrust Credit Facility payable, at fair value (cost—$301,636,000 and $80,520,000, respectively) (See Notes 5 and 11)	295,245,214	77,645,830
2024 Notes payable, net (par—$75,000,000 and zero, respectively) (See Notes 5 and 11)	72,256,607	—
2019 Notes payable, at fair value (par—zero and $250,000,000, respectively) (See Notes 5 and 11)	—	251,322,500
SBA debentures payable, net (par—$150,000,000 and $180,000,000, respectively) (See Notes 5 and 11)	146,111,055	175,373,229
Base management fee payable, net (See Note 3)	4,641,480	4,086,831
Performance-based incentive fee payable, net (See Note 3)	—	2,964,265
Interest payable on debt	2,895,695	6,576,393
Accrued other expenses	569,175	818,172
Total liabilities	703,932,345	531,216,932
Commitments and contingencies (See Note 12)
Net assets
Common stock, 67,045,105 and 69,053,958 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized	67,045	69,054
Paid-in capital in excess of par value	788,192,159	803,729,220
Accumulated distributable loss	(206,353,536)	(174,896,379)
Total net assets	$581,905,668	$628,901,895
Total liabilities and net assets	$1,285,838,013	$1,160,118,827
Net asset value per share	$8.68	$9.11

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2019	2018	2017
Investment income:
From non-controlled, non-affiliated investments:
Interest	$88,060,418	$83,255,593	$84,685,961
Payment in kind	6,445,122	5,645,535	3,819,996
Other income	3,122,988	6,981,507	7,079,034
From non-controlled, affiliated investments:
Interest	—	3,013,976	10,339,444
Payment in kind	—	2,031,589	5,475,491
Other income	—	—	1,609,935
From controlled, affiliated investments:
Interest	9,381,881	4,499,350	734,163
Payment in kind	4,319,300	2,850,498	10,790,300
Other income	776,945	—	—
Total investment income	112,106,654	108,278,048	124,534,324
Expenses:
Base management fee (See Note 3)	18,225,229	17,468,376	24,218,029
Performance-based incentive fee (See Note 3)	5,146,696	11,492,928	11,077,956
Interest and expenses on debt (See Note 11)	28,943,312	22,818,492	26,642,113
Administrative services expenses (See Note 3)	2,113,895	2,086,500	3,576,000
Other general and administrative expenses	2,637,820	2,504,853	2,662,640
Expenses before management fee waiver, provision for taxes and financing costs	57,066,952	56,371,149	68,176,738
Management Fees waiver (See Note 3)	—	(1,427,253)	(5,647,358)
Provision for taxes	1,200,000	—	1,700,000
Make-whole premium (See Notes 5 and 11)	2,162,526	—	—
Credit facility amendment and debt issuance costs (See Notes 5 and 11)	7,080,205	—	3,866,633
Net expenses	67,509,683	54,943,896	68,096,013
Net investment income	44,596,971	53,334,152	56,438,311
Realized and change in unrealized (loss) gain on investments and debt:
Net realized (loss) gain on investments on:
Non-controlled, non-affiliated investments	(51,940,526)	34,813,876	2,567,041
Non-controlled and controlled, affiliated investments	(56,575,132)	11,042,330	(33,594,078)
Net realized (loss) gain on investments	(108,515,658)	45,856,206	(31,027,037)
Net change in change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	22,788,117	(16,751,386)	16,950,900
Non-controlled and controlled, affiliated investments	51,361,260	(38,586,621)	26,904,281
Debt depreciation (appreciation) (See Notes 5 and 11)	5,694,116	3,861,111	(7,554,954)
Net change in unrealized appreciation (depreciation) on investments and debt	79,843,493	(51,476,896)	36,300,227
Net realized and change in unrealized (loss) gain from investments and debt	(28,672,165)	(5,620,690)	5,273,190
Net increase in net assets resulting from operations	$15,924,806	$47,713,462	$61,711,501
Net increase in net assets resulting from operations per common share (See Note 7)	$0.24	$0.68	$0.87
Net investment income per common share	$0.66	$0.75	$0.79

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2019	2018	2017
Net increase in net assets resulting from operations:
Net investment income	$44,596,971	$53,334,152	$56,438,311
Net realized (loss) gain on investments	(108,515,658)	45,856,206	(31,027,037)
Net change in unrealized appreciation (depreciation) on investments	74,149,377	(55,338,007)	43,855,181
Net change in unrealized depreciation (appreciation) on debt	5,694,116	3,861,111	(7,554,954)
Net increase in net assets resulting from operations	15,924,806	47,713,462	61,711,501
Distributions to stockholders:
Distribution of net investment income	(48,449,313)	(50,609,467)	(58,269,886)
Distribution of realized gains	—	—	—
Total distributions to stockholders	(48,449,313)	(50,609,467)	(58,269,886)
Capital transactions:
Repurchase of common stock	(14,471,720)	(15,010,571)	—
Net (decrease) increase in net assets	(46,996,227)	(17,906,576)	3,441,615
Net assets:
Beginning of year	628,901,895	646,808,471	643,366,856
End of year	$581,905,668	$628,901,895	$646,808,471
Capital share activity:
Shares of common stock repurchased	(2,008,853)	(2,006,878)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2019	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,924,806	$47,713,462	$61,711,501
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized (appreciation) appreciation on investments	(74,149,377)	55,338,007	(43,855,181)
Net change in unrealized (depreciation) appreciation on debt	(5,694,116)	(3,861,111)	7,554,954
Net realized loss (gain) on investments	108,515,658	(45,856,206)	31,027,037
Net accretion of discount and amortization of premium	(2,631,213)	(2,285,720)	(2,514,784)
Purchases of investments	(533,619,983)	(604,740,676)	(508,261,736)
Payment-in-kind income	(12,011,137)	(11,404,966)	(21,200,913)
Proceeds from dispositions of investments	426,498,436	630,502,386	543,975,791
Amortization of deferred financing costs	744,433	1,730,326	1,133,994
Decrease (increase) in interest receivable	1,380,425	(1,699,988)	1,125,882
Decrease (increase) in prepaid expenses and other assets	257,593	3,589,054	(1,894,057)
(Decrease) increase in payable for investments purchased	—	(1,014,000)	1,014,000
Decrease in interest payable on debt	(3,680,698)	(300,363)	(643,357)
Increase (decrease) in base management fee payable, net	554,649	(758,406)	(229,593)
(Decrease) increase in performance-based incentive fee payable, net	(2,964,265)	694,257	(595,436)
(Decrease) increase in accrued other expenses	(248,997)	(705,253)	900,545
Net cash (used in) provided by operating activities	(81,123,786)	66,940,803	69,248,647
Cash flows from financing activities:
Repurchase of common stock	(14,471,720)	(15,010,571)	—
Distributions paid to stockholders	(48,810,906)	(50,970,704)	(65,375,968)
Borrowings under SBA debentures	—	71,000,000	31,500,000
Proceeds from 2024 Notes issuance	75,000,000	—	—
Repayments of SBA debentures	(30,000,000)	(90,000,000)	(30,000,000)
Repayments of 2019 Notes	(250,000,000)	—	—
Repayments of 2025 Notes	—	—	(71,250,000)
Capitalized borrowing costs	(2,750,000)	(1,721,750)	(1,513,875)
Borrowings under BNP Credit Facility	194,000,000	—	—
Repayments under BNP Credit Facility	(23,000,000)	—	—
Borrowings under SunTrust Credit Facility	697,000,000	235,520,000	363,760,000
Repayments under SunTrust Credit Facility	(475,884,000)	(234,392,900)	(334,706,800)
Net cash provided by (used in) financing activities	121,083,374	(85,575,925)	(107,586,643)
Net increase (decrease) in cash and cash equivalents	39,959,588	(18,635,122)	(38,337,996)
Effect of exchange rate changes on cash	50,494	(60,792)	931,951
Cash and cash equivalents, beginning of year	19,506,154	38,202,068	75,608,113
Cash and cash equivalents, end of year	$59,516,236	$19,506,154	$38,202,068
Supplemental disclosure of cash flow information:
Interest paid	$31,879,577	$21,388,530	$26,151,475
Taxes paid	$1,143,380	$327,253	$1,267,064
Non-cash exchanges and conversions	$14,823,909	$31,942,605	$93,152,647

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—161.0 (1), (2)
First Lien Secured Debt—100.7%
Altamira Technologies, LLC (5)	07/24/2025	Aerospace and Defense	8.28%	3M L+600	1,000,000	$985,250	$1,000,000
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	187,500	—	—
American Insulated Glass, LLC (5)	12/21/2023	Building Materials	8.10%	3M L+550	31,044,000	30,504,462	30,578,340
American Insulated Glass, LLC (7)	12/21/2023	Building Materials	—	—	1,350,649	—	(20,260)
Bazaarvoice, Inc. (5)	02/01/2024	Printing and Publishing	7.79%	1M L+575	14,775,844	14,652,557	14,628,085
Bottom Line Systems, LLC (5)	02/13/2023	Healthcare, Education and Childcare	8.04%	1M L+600	21,722,525	21,510,208	21,718,181
Broder Bros., Co.	12/02/2022	Consumer Products	10.60%	3M L+850	27,218,672	27,219,280	27,218,672
Cano Health, LLC (5)	12/23/2021	Healthcare, Education and Childcare	8.36%	1M L+625	29,073,557	28,790,688	29,073,557
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.04%	1M L+700	9,750,000	9,663,494	9,255,675
Deva Holdings, Inc. (5)	10/31/2023	Consumer Products	7.54%	3M L+550	4,486,071	4,421,743	4,486,071
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—	—	385,000	—	—
HW Holdco, LLC (5)	12/10/2024	Media	8.39%	3M L+625	17,480,806	17,317,655	17,480,806
HW Holdco, LLC (Revolver)	12/10/2024	Media	8.39%	3M L+625	487,742	487,742	487,742
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	2,899,355	—	—
Impact Group, LLC (5)	06/27/2023	Personal, Food and Miscellaneous Services	8.72%	1M L+650	20,101,907	20,001,084	19,900,888
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.61%	1M L+850	14,627,202	14,463,765	14,627,202
K2 Pure Solutions NoCal, L.P. (5)	12/20/2023	Chemicals, Plastics and Rubber	7.33%	1M L+475	26,929,833	26,577,555	26,603,982
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525	678,333	678,333	670,125
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,259,762	—	(15,243)
Kentucky Downs, LLC (5)	03/07/2025	Hotels, Motels, Inns and Gaming	10.60%	1M L+850	10,024,046	9,831,274	10,024,046
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—	—	2,482,759	—	—
Lombart Brothers, Inc. (5)	04/13/2023	Healthcare, Education and Childcare	8.35%	3M L+625	17,093,818	16,900,562	16,922,880
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	10.00%	P+500	624,675	624,675	621,551
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Healthcare, Education and Childcare	—	—	1,145,237	—	(5,726)
MeritDirect, LLC (5)	05/23/2024	Media	8.06%	3M L + 550	19,539,663	19,263,565	19,246,568
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(37,775)
Ox Two, LLC	02/27/2023	Building Materials	8.29%	1M L+625	21,785,448	21,461,501	21,785,448
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.25%	P+725	2,288,000	2,288,000	2,288,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	212,000	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	9.35%	3M L+725	8,495,190	8,480,683	8,495,190
Pestell Minerals and Ingredients Inc. (5), (8), (11)	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525	5,458,750	5,411,313	5,404,163
PlayPower, Inc. (5)	05/08/2026	Consumer Products	7.60%	3M L+550	4,189,500	4,148,451	4,184,263
PRA Events, Inc.	08/08/2022	Business Services	9.11%	3M L+700	19,380,021	19,137,807	19,380,021
PRA Events, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
Provation Medical, Inc.	03/11/2024	Electronics	9.34%	3M L+700	26,797,500	26,265,386	26,422,335
Quantum Spatial, Inc. (5)	09/04/24	Aerospace and Defense	7.32%	1M L+525	15,000,000	14,777,156	14,775,000
Questex, LLC	09/09/2024	Media	7.11%	3M L+500	22,275,000	21,892,186	22,052,250
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590,426	—	(35,904)
Radius Aerospace, Inc. (5)	03/31/2025	Aerospace and Defense	7.85%	3M L+575	8,528,572	8,408,418	8,464,608
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	8.61%	3M L+575	428,571	428,571	425,358
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,000,000	—	(7,498)
Research Horizons, LLC	06/28/2022	Media	8.36%	1M L+625	31,036,318	30,707,239	30,415,591
Research Now Group, Inc. and Survey Sampling International LLC (5)	12/20/2024	Business Services	7.75%	3M L+550	9,924,242	9,782,674	9,939,724
Riverpoint Medical, LLC (5)	06/20/2025	Healthcare, Education and Childcare	7.39%	3M L+500	1,995,000	1,975,739	1,984,626
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(1,891)
Schlesinger Global, Inc.	07/14/2025	Business Services	7.10%	3M L+500	371,318	365,869	371,318
Schlesinger Global, Inc. (7)	07/14/2025	Business Services	—	—	81,514	—	—
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.82%	3M L+500	13,586	13,586	13,586
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—	—	24,454	—	—
Signature Systems Holding Company (5)	05/03/2024	Chemicals, Plastics and Rubber	8.60%	P+650	14,906,271	14,699,927	14,906,271
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016,129	—	—
Solutionreach, Inc. (5)	01/17/2024	Communications	7.79%	3M L+575	13,253,400	13,015,745	13,082,432
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	(21,478)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	13.29%	3M L+1,125	21,589,610	21,447,963	21,373,714
TVC Enterprises, LLC (5)	01/18/2024	Transportation	7.55%	1M L+550	32,960,373	32,378,623	32,960,373
TVC Enterprises, LLC (7)	01/18/2024	Transportation	—	—	4,053,227	—	—
TVC Enterprises, LLC (Revolver)	01/18/2024	Transportation	7.61%	1M L+550	967,902	967,902	967,902
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—	—	1,734,249	—	—
TWS Acquisition Corporation (5)	06/16/2025	Education	8.28%	1M L+625	8,850,000	8,640,294	8,673,000
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	8.28%	1M L+625	505,714	505,714	495,600
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,137,857	—	(22,757)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	7.80%	1M L+575	6,203,031	6,175,004	6,018,180
UBEO, LLC (5)	04/03/2024	Printing and Publishing	6.78%	3M L+450	2,300,400	2,279,160	2,277,396
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.10%	1M L+900	8,389,063	8,389,063	8,389,063
Vision Purchaser Corporation (5)	06/10/2025	Media	8.30%	1M L+625	3,440,998	3,374,373	3,406,588
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	8.83%	3M L+650	22,078,125	21,695,009	22,243,711
Whitney, Bradley & Brown, Inc. (5)	10/18/2022	Aerospace and Defense	9.55%	1M L+750	10,204,866	10,061,266	10,204,866
Total First Lien Secured Debt						583,068,514	585,776,415

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—38.4%
Condor Borrower, LLC	04/25/2025	Business Services	11.01%	3M L+875	10,344,828	$10,176,236	$10,241,379
Confie Seguros Holding Co.	10/31/2025	Insurance	11.02%	3M L+850	14,500,000	14,244,005	13,593,750
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.35%	3M L+825	19,627,143	19,345,304	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	10.29%	1M L+825	32,500,000	32,034,317	32,012,500
Infogroup, Inc.	04/03/2024	Other Media	11.35%	3M L+925	20,400,000	20,103,563	20,094,000
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	12M L+925	36,828,975	36,207,203	35,724,106
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.60%	1M L+850	19,623,649	19,288,817	19,623,649
Shift4 Payments, LLC	11/28/2025	Financial Services	10.76%	3M L+850	27,000,000	26,945,207	27,000,000
VT Topco, Inc.	08/24/2026	Business Services	9.10%	3M L+700	10,000,000	9,953,252	9,950,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	10.54%	1M L+850	35,300,000	34,742,373	35,300,000
Total Second Lien Secured Debt						223,040,278	223,166,527
Subordinated Debt/Corporate Notes—10.5%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,773,533	13,529,203	13,773,533
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	48,381,773	47,992,863	47,414,137
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						61,522,066	61,187,670
Preferred Equity/Partnership Interests—0.5% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	322,850
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	71,556
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	547,406
MeritDirect Holdings, LP	—	Media	—	—	540	540,000	563,657
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	107	106,823	79,190
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,347	1,346,530	1,413,300
Total Preferred Equity/Partnership Interests						3,049,353	2,997,959
Common Equity/Partnership Interests/Warrants—10.9% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	817,028
AG Investco LP (9)	—	Business Services	—	—	714,652	714,652	714,652
AG Investco LP (7), (9)	—	Business Services	—	—	285,348	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	125,000
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	2,260,044
Autumn Games, LLC	—	Broadcasting and Entertainment	—	—	1,333,330	3,000,000	—
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	469,430
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,260,269
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	114,646	1,171,206	1,504,587
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	2,278,089
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449	3,448,658	6,651,822
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,481,743
Faraday Holdings, LLC	—	Building Materials	—	—	4,277	217,635	1,243,208
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	8	8,197	8,197
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	810,645	828,333
(TVC Enterprises, LLC)
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	688,831
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	2,367,746
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040,000	2,119,257
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	252,176	2,993,665	7,110,734
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	1,906,433	4,961,006
(Walker Edison Furniture Company LLC)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	635,075
Kentucky Racing Holdco, LLC (Warrants) (9)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	307,888
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	451,341
MeritDirect Holdings, LP	—	Media	—	—	540	—	55,482
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180	2,180	—
(Tyto Athene, LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	71	70,870	34,484
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,620,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	2,185,803
Class B (US Dominion, Inc.)
U.S. Well Services, Inc. - Class A (11), (12)	—	Oil and Gas	—	—	72,833	728,330	159,504
USWS Holdings, LLC (9), (11)	—	Oil and Gas	—	—	1,188,368	11,883,680	2,472,400
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	2,193,714
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	4,450,000	14,655,027
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	1,842,833
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						51,623,889	63,503,528
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						922,304,099	936,632,099

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.5% (1), (2)
Preferred Equity/Partnership Interests—8.1% (6)
ETX Energy, LLC	—	Oil and Gas	—	—	61,732	6,173,200	22,717,376
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,188	24,549,408
Total Preferred Equity/Partnership Interests						21,565,388	47,266,784
Common Equity/Partnership Interests/Warrants—0.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	2,082,554
Total Common Equity/Partnership Interests/Warrants						56,035,427	2,082,554
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,600,816	49,349,338
Investments in Controlled, Affiliated Portfolio Companies—40.1% (1), (2)
First Lien Secured Debt—18.8%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.54%	3M L+575	£28,000,000	39,051,600	34,504,400
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	40,000,000	40,000,000	40,000,000
Total First Lien Secured Debt						114,051,600	109,504,400
Second Lien Secured Debt—7.9%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	12.30%	3M L+1,000	46,610,223	46,163,881	46,144,120
			(PIK 12.30%)
Total Second Lien Secured Debt						46,163,881	46,144,120
Preferred Equity—1.6% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	11,251
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	12.14%	3M L+1,000	833	8,975,000	9,264,347
Total Preferred Equity						9,521,750	9,275,598
Common Equity—11.8% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	2,554,804
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	5,983,333	17,014,720
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	48,957,717
Total Common Equity						87,380,569	68,527,241
Total Investments in Controlled, Affiliated Portfolio Companies						257,117,800	233,451,359
Total Investments—209.6%						1,257,022,715	1,219,432,796
Cash and Cash Equivalents—10.2%
BlackRock Federal FD Institutional 30						47,640,291	47,640,291.72
BNY Mellon Cash Reserve and Cash						11,906,147	11,875,944
Total Cash and Cash Equivalents						59,546,438	59,516,236
Total Investments and Cash Equivalents—219.8%						$1,316,569,153	$1,278,949,032
Liabilities in Excess of Other Assets—(119.8%)							(697,043,364)
Net Assets—100.0%							$581,905,668

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, qualifying assets represent 96% of the Company’s total assets and non-qualifying assets represent 4% of the Company’s total assets.

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

SEPTEMBER 30, 2019

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

We have entered into the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to SBIC II under a separate investment management agreement. We have also entered into the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to SBIC II under a separate administration agreement. See Note 3.

SBIC II, our wholly owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

Funding I, our wholly owned subsidiary and a special purpose entity, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement does not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million at LIBOR plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. See Note 11.

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

SEPTEMBER 30, 2019

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

(b)	Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, the Credit Facilities and, prior to their redemption, the 2019 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2019 and 2018, we had no portfolio companies on non-accrual.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended September 30, 2019, 2018 and 2017, we recorded a provision for taxes of $1.2 million ($0.6 million of excise tax and $0.6 million of U.S. federal and state income taxes related to Taxable Subsidiaries), zero and $1.7 million ($0.5 million of excise tax and $1.2 million of U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of September 30, 2019, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, the Company’s major tax jurisdiction is federal.

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

SEPTEMBER 30, 2019

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

(f)Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds, Funding I and our Taxable Subsidiaries in our Consolidated Financial Statements.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the Investment Management Agreement, we implemented the previously announced permanent reductions in base management and incentive fees, effective January 1, 2018. The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2019. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned base management fees of $18.2 million, $16.5 million (after a waiver of $0.9 million) and $20.3 million (after a waiver of $3.9 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser earned $5.1 million, $11.0 million (after a waiver of $0.5 million) and $9.3 million (after a waiver of $1.8 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2019, 2018 and 2017, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2019. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2019, 2018 and 2017, we reimbursed the Investment Adviser approximately $1.8 million, $2.0 million and $2.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions in accordance with Rule 17a-7 of the 1940 Act during the years ended September 30, 2019 and 2018. For the year ended September 30, 2017, the Company purchased $5.0 million from and sold $45.6 million in total investments to affiliated funds managed by our Investment Adviser in accordance with, and pursuant to procedures adopted under, Rule 17a-7 of the 1940 Act. Realized gains on those sales amounted to $1.1 million.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2019, 2018 and 2017 totaled $545.6 million, $616.1 million and $529.5 million, respectively. Sales and repayments of investments for the same periods totaled $426.5 million, $630.5 million and $544.0 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2019		September 30, 2018
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$697,120,114	$695,280,815	$536,875,632	$531,422,088
Second lien	269,204,159	269,310,647	385,201,277	391,038,029
Subordinated debt / corporate notes	61,522,066	61,187,670	48,617,113	48,127,586
Equity	229,176,376	193,653,664	273,122,153	161,497,771
Total investments	1,257,022,715	1,219,432,796	1,243,816,175	1,132,085,474
Cash and cash equivalents	59,546,438	59,516,236	19,543,625	19,506,154
Total investments and cash and cash equivalents	$1,316,569,153	$1,278,949,032	$1,263,359,800	$1,151,591,628

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2019	September 30, 2018
Healthcare, Education and Childcare	16%	15%
Energy and Utilities	10	7
Media	8	6
Consumer Products	6	10
Building Materials	5	2
Aerospace and Defense	4	2
Auto Sector	4	3
Business Services	4	4
Chemicals, Plastics and Rubber	4	1
Environmental Services	4	3
Printing and Publishing	4	6
Beverage, Food and Tobacco	3	2
Distribution	3	2
Manufacturing / Basic Industries	3	3
Personal, Food and Miscellaneous Services	3	3
Transportation	3	—
Electronics	2	3
Financial Services	2	5
Home and Office Furnishings	2	2
Hotels, Motels, Inns and Gaming	2	7
Oil and Gas	2	5
Other Media	2	2
Telecommunications	2	1
Other	2	6
Total	100%	100%

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2019 Notes were, and our 2024 Notes are, classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in our ability to observe valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the end of the quarter in which the reclassifications occur. Our ability to observe valuation inputs resulted in no reclassifications during the years ended September 30, 2019, 2018 and 2017.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

In addition to using the above inputs to value cash equivalents, investments, our 2019 Notes, our SBA debentures, our 2024 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
First lien	$30,300,736	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	55,556,250	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	664,980,079	Market Comparable	Market Yield	6.7% – 15.8% (8.7%)
Second lien	213,754,397	Market Comparable	Market Yield	10.3% – 12.7% (11.4%)
Subordinated debt / corporate notes	61,187,670	Market Comparable	Market Yield	12.0% – 16.1% (15.2%)
Equity	192,859,084	Enterprise Market Value	EBITDA multiple	0.6x – 17.3x (12.1x)
Total Level 3 investments	$1,218,638,216
Long-Term Credit Facilities	$465,390,214	Market Comparable	Market Yield	3.9% – 4.2% (4.1%)

Asset Category	Fair value at September 30, 2018	Valuation Technique	Unobservable Input	Range of Input (Weighted Average)
Second lien	$164,734,450	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	531,422,088	Market Comparable	Market Yield	7.4% – 17.5% (10.1%)
Second lien	226,303,579	Market Comparable	Market Yield	10.7% – 14.1% (13.3%)
Subordinated debt / corporate notes	48,127,586	Market Comparable	Market Yield	12.5% – 15.3% (14.5%)
Equity	160,656,044	Enterprise Market Value	EBITDA multiple	3.9x – 13.8x (8.2x)
Total Level 3 investments	$1,131,243,747
Long-Term Credit Facility	$77,645,830	Market Comparable	Market Yield	5.5%

Our investments, cash and cash equivalents, Credit Facilities, SBA debentures and 2024 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,025,779,132	$—	$—	$1,025,779,132
Equity investments	193,653,664	794,580	—	192,859,084
Total investments	1,219,432,796	794,580	—	1,218,638,216
Cash and cash equivalents	59,516,236	59,516,236	—	—
Total investments and cash and cash equivalents	$1,278,949,032	$60,310,816	$—	$1,218,638,216
BNP Credit Facility	$170,145,000	$—	$—	$170,145,000
SunTrust Credit Facility	295,245,214	—	—	295,245,214
SBA Debentures(1)	146,111,055	—	—	146,111,055
2024 Notes(1)	72,256,607	—	72,256,607	—
Total debt	$683,757,876	$—	$72,256,607	$611,501,269

(1)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

	Fair Value at September 30, 2018
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$970,587,703	$—	$—	$970,587,703
Equity investments	161,497,771	841,727	—	160,656,044
Total investments	1,132,085,474	841,727	—	1,131,243,747
Cash and cash equivalents	19,506,154	19,506,154	—	—
Total investments and cash and cash equivalents	$1,151,591,628	$20,347,881	$—	$1,131,243,747
Long-Term Credit Facility	$77,645,830	$—	$—	$77,645,830
SBA Debentures(1)	175,373,229	$—	$—	$175,373,229
2019 Notes	251,322,500	—	251,322,500	—
Total debt	$504,341,559	$—	$251,322,500	$253,019,059

(1)

We elected not to apply ASC 825-10 to the SBA debentures and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized losses	(20,338,793)	(88,205,089)	(108,543,882)
Net change in unrealized appreciation (depreciation)	(1,960,888)	76,877,129	74,916,241
Purchases, PIK interest, net discount accretion and non-cash exchanges	494,678,346	52,772,604	547,450,950
Sales, repayments and non-cash exchanges	(417,187,234)	(9,241,606)	(426,428,840)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(2,204,826)	$27,758,106	$25,553,280

	Year Ended September 30, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$986,328,498	$166,268,568	$1,152,597,066
Net realized gains	2,847,904	43,250,660	46,098,564
Net change unrealized depreciation	(15,266,479)	(40,114,380)	(55,380,859)
Purchases, PIK interest, net discount accretion and non-cash exchanges	556,756,457	61,674,905	618,431,362
Sales, repayments and non-cash exchanges	(560,078,677)	(70,423,709)	(630,502,386)
Transfers in/out of Level 3	—	—	—
Ending Balance	$970,587,703	$160,656,044	$1,131,243,747
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(5,468,175)	$(10,447,877)	$(15,916,052)

The table below shows a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facility	2019	2018
Beginning Balance (cost – $78,520,000 and $79,392,900, respectively)	$75,645,830	$76,037,341
Net change in unrealized (depreciation) appreciation included in earnings	(4,371,616)	481,389
Borrowings (1)	743,000,000	161,520,000
Repayments (1)	(348,884,000)	(162,392,900)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $472,636,000 and $78,520,000, respectively)	$465,390,214	$75,645,830
Temporary draws outstanding, at cost	—	2,000,000
Ending Balance (cost – $472,636,000 and $80,520,000, respectively)	$465,390,214	$77,645,830

(2)	Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$35,736,700	December 13, 2019	$(4,399,300)

As of September 30, 2018, we had outstanding non-U.S. dollar borrowings on our SunTrust Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£30,000,000	$41,520,000	$39,121,590	December 14, 2018	$(2,398,410)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes and 2025 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes and 2025 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $7.1, zero and $3.9 million relating to amendment costs on the Credit Facilities during the years ended September 30, 2019, 2018 and 2017, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and, prior to their redemption, the 2019 Notes and 2025 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures. For the years ended September 30, 2019 and 2018, the Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $5.7 and $3.9 million, respectively. For the year ended September 30, 2017, our SunTrust Credit Facility, the 2019 Notes and, prior to their redemption, the 2025 Notes had a net change in unrealized appreciation of $(7.6) million. As of September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $7.2 million. As of September 30, 2018, the net unrealized depreciation on our Credit Facilities and the 2019 Notes totaled $1.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and, prior to their redemption, the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2018	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2019	Interest Income	PIK Income	Other Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$40,501,278	$—	$—	$(3,442,074)	$37,059,204	$2,342,595	$—	$—	$—
PT Networks, LLC	46,815,339	24,907,391	(4,744,374)	5,456,082	72,434,438	1,409,093	4,260,184	776,945	165,755
RAM Energy LLC	78,914,960	30,000,000	—	15,042,757	123,957,717	5,204,444	—	—	—
Superior Digital Displays Holdings, Inc. (2)	17,220,000	24,210,894	(79,182,353)	37,751,459	—	425,749	59,116	—	(56,513,788)
Total Controlled Affiliates	$183,451,577	$79,118,285	$(83,926,727)	$54,808,224	$233,451,359	$9,381,881	$4,319,300	$776,945	$(56,348,033)
Non-Controlled Affiliates
Big Run, Inc.	$397,025	$—	$(674,943)	$277,918	$—	$—	$—	$—	$(227,099)
ETX Energy, LLC	34,801,373	6,173,200	—	(18,257,197)	22,717,376	—	—	—	—
MidOcean JF Holdings Corp.	12,099,647	—	—	14,532,315	26,631,962	—	—	—	—
Total Non-Controlled Affiliates	47,298,045	6,173,200	(674,943)	(3,446,964)	49,349,338	—	—	—	(227,099)
Total Controlled and Non-Controlled Affiliates	$230,749,622	$85,291,485	$(84,601,670)	$51,361,260	$282,800,697	$9,381,881	$4,319,300	$776,945	$(56,575,132)

(1)	Includes PIK.
(2)

On June 14, 2019 Superior Digital Displays, LLC filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. As such, our investment in Superior Digital Displays, LLC is no longer reflected on the Consolidated Schedule of Investments.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2019	2018	2017
Numerator for net increase in net assets resulting from operations	$15,924,806	$47,713,462	$61,711,501
Denominator for basic and diluted weighted average shares	67,708,683	70,686,354	71,060,836
Basic and diluted net increase in net assets per share resulting from operations	$0.24	$0.68	$0.87

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

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

As of September 30, 2019 and 2018, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2019	2018	2017
Decrease in paid-in capital	$(1,067,350)	$—	$(1,245,892)
(Decrease) increase in accumulated net realized gain	(2,136,670)	54,520	(799,498)
Increase (decrease) in undistributed net investment income	3,204,020	(54,520)	2,045,390

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2019	2018	2017
Net increase in net assets resulting from operations	$15,924,806	$47,713,462	$61,711,501
Net realized loss (gain) on investments	108,515,658	(45,856,206)	31,027,037
Net change in unrealized (appreciation) depreciation on investments and debt	(79,843,493)	51,476,896	(36,300,227)
Other book-to-tax differences	2,985,657	(722,661)	(6,838,039)
Other non-deductible expenses	2,874,707	343,083	3,026,409
Taxable income before dividends paid deduction	$50,457,335	$52,954,574	$52,626,681

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2019	2018	2017
Undistributed net investment income – tax basis	$22,848,424	$20,714,977	$18,388,023
Realized loss carried forward	(180,338,571)	(68,819,477)	(113,198,158)
Distributions payable and other book to tax differences	(18,494,772)	(16,579,769)	(18,455,025)
Net unrealized depreciation of investments and debt	(30,368,617)	(110,212,110)	(58,735,214)
Total accumulated deficit – book basis	$(206,353,536)	$(174,896,379)	$(172,000,374)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2019	2018	2017
Ordinary income (including short-term gains, if any)		$50,609,467	$58,269,886
Long-term capital gain	—	—	—
Total distributions	$—	$50,609,467	$58,269,886
Total distributions declared per share	$0.72	$0.72	$0.82

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2019 and 2018, cash and cash equivalents consisted of money market funds in the amounts of $59.5 million and $19.5 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30:

	2019	2018	2017	2016	2015
Per Share Data:
Net asset value, beginning of year	$9.11	$9.10	$9.05	$9.82	$11.03
Net investment income (1)	0.66	0.75	0.79	0.99	1.10
Net realized and unrealized (loss) gain (1)	(0.42)	(0.07)	0.08	(0.73)	(1.24)
Net increase (decrease) in net assets resulting from operations (1)	0.24	0.68	0.87	0.26	(0.14)
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.72)	(0.72)	(0.82)	(0.81)	(1.11)
Distribution of realized gains	—	—	—	(0.30)	—
Total distributions to stockholders	(0.72)	(0.72)	(0.82)	(1.11)	(1.11)
Repurchase of common stock (1)	0.05	0.05	—	0.08	0.04
Net asset value, end of year	$8.68	$9.11	$9.10	$9.05	$9.82
Per share market value, end of year	$6.27	$7.46	$7.51	$7.52	$6.47
Total return (3)	(6.28)%	9.70%	10.80%	36.64%	(32.51)%
Shares outstanding at end of year	67,045,105	69,053,958	71,060,836	71,060,836	72,966,043
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (5)	4.83%	4.99%	5.78%	6.65%	6.81%
Ratio of interest and expenses on debt to average net assets	6.29%	3.54%	4.69%	4.18%	3.39%
Ratio of total expenses to average net assets (5)	11.12%	8.53%	10.47%	10.83%	10.20%
Ratio of net investment income to average net assets	7.35%	8.28%	8.67%	10.70%	10.57%
Net assets at end of year	$581,905,668	$628,901,895	$646,808,471	$643,366,856	$716,590,542
Weighted average debt outstanding (6)	$638,424,193	$504,963,762	$605,661,674	$634,769,508	$580,367,750
Weighted average debt per share (1), (6)	$9.43	$7.14	$8.52	$8.86	$7.76
Asset coverage per unit (7)	$2,066	$2,919	$2,998	$2,794	$2,586
Average market value per unit (8), (9)	$24.87	$—	$—	$24.68	$25.13
Portfolio turnover ratio	35.44%	56.51%	43.60%	26.50%	30.17%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(4)	Excludes debt related costs.
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

(8)

The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2019 or 2018.

(9)

The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG,” which were issued in increments of $25 per unit and commenced trading on September 30, 2019.

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2019, 2018 and 2017, inclusive of the fee on the undrawn commitment and amendment costs on the SunTrust Credit Facility, debt issuance costs on the BNP Credit Facility and amortized upfront fees on SBA debentures and 2024 Notes, was 6.0%, 4.5% and 5.0%, respectively. As of September 30, 2019, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2019 and 2018, our asset coverage ratio, as computed in accordance with the 1940 Act, was 207% and 292%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 4.6% as of September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. The BNP Credit Facility is secured by all of the assets of Funding I. We own 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

SunTrust Credit Facility

As of September 30, 2019, we had the multi-currency SunTrust Credit Facility for up to $475.0 million in borrowings with certain lenders and SunTrust Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2019 and 2018, we had $301.6 million and $80.5 million (including a $2.0 million temporary draw), respectively, in outstanding borrowings under the SunTrust Credit Facility. The SunTrust Credit Facility had a weighted average interest rate of 4.2% and 3.8%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2019 and 2018. The SunTrust Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($55.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($55.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR. The SunTrust Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and SBIC II.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. During the year ended September 30, 2019 we liquidated and dissolved SBIC I. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $150.0 million as of September 30, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of September 30, 2019 and 2018, our SBIC Funds had $150.0 million and $300.0 million in debt commitments, respectively, of which $150.0 million and $180.0 million was drawn, respectively. As of September 30, 2019 and 2018, the unamortized fees on the SBA debentures were $3.9 million and $4.6 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2018 Principal Balance
September 21, 2011	September 1, 2021	3.4%	$30,000,000
March 23, 2016	March 1, 2026	2.9	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.2%	$180,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting).

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

2025 Notes

On June 29, 2017,the 2025 Notes, were redeemed in full and no amounts were outstanding as of September 30, 2018 or 2017. Interest on the 2025 Notes was paid quarterly on February 1, May 1, August 1 and November 1, at a rate of 6.25% per year. The 2025 Notes had been scheduled to mature on February 1, 2025. The 2025 Notes were general, unsecured obligations and ranked equal in right of payment with all of our senior unsecured indebtedness. The 2025 Notes were structurally subordinated to our SBA debentures and the assets pledged or secured under our SunTrust Credit Facility.

2024 Notes

As of September 30, 2019 and 2018, we had $75.0 million and zero in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2019

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2019 and 2018, we had $30.4 million and $60.6 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2019, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for PT Networks, LLC as of September 30, 2019 and 2018 as well as for the years ended September 30, 2019, 2018 and 2017. In accordance with Rule 3-09, separate audited financial statements of RAM Energy Holdings LLC for the year ended September 30, 2019 are being filed herewith as Exhibit 99.2 and separate unaudited financial statements for the years ending September 30, 2018 and 2017 are being filed herewith as Exhibit 99.3. In addition, audited financial statements will be filed for PT Networks, LLC.

PT Networks, LLC:

Balance Sheet (1)	September 30, 2019	September 30, 2018
Current assets	$33,149	$52,911
Noncurrent assets	$167,068	$217,848
Current liabilities	$24,636	$29,923
Noncurrent liabilities	$181,322	$177,132

	Years Ended September 30,
Income Statement (1)	2019	2018	2017
Total revenue	$196,543	$201,364	$141,269
Total expenses	$267,234	$252,958	$171,697
Net loss	$(70,691)	$(51,593)	$(30,428)

(1)	All amounts are in thousands.

14. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. For the years ended September 30, 2019, 2018 and 2017, we repurchased 2.0 million, 2.0 million and zero shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $14.5 million, $15.0 million and zero, respectively.

15. SUBSEQUENT EVENTS

Subsequent to year end, we issued an additional $11.3 million in aggregate principal of the 2024 Notes at par value, generating net proceeds of $10.9 million after underwriting discounts and offering expenses payable by us, as a result of the underwriters’ full exercise of the option to purchase additional 2024 Notes we granted to them in connection with the offering that closed in September 2019. In total, the Company has issued $86.3 of 2024 Notes at par value, generating net proceeds of $83.2 million.

Subsequent to year end, the SBA issued a "green light" or "go forth" letter inviting the Company to file an application to obtain a license to form and operate a third Small Business Investment Company ("SBIC") subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license or of the timeframe in which it would receive a license, should one ultimately be granted.

Subsequent to year end, we have invested approximately $70 million.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2019
	Q4	Q3	Q2	Q1
Total investment income	$27,926	$28,113	$28,688	$27,380
Net investment income	$9,619	$11,650	$10,753	$12,575
Net realized and change in unrealized loss	$(1,356)	$(6,021)	$(15,499)	$(5,796)
Net increase (decrease) in net assets resulting from operations	$8,264	$5,629	$(4,746)	$6,778
Net increase (decrease) in net assets resulting from operations per common share *	$0.13	$0.08	$(0.07)	$0.10
Net asset value per share at the end of the quarter	$8.68	$8.74	$8.83	$9.05
Market value per share at the end of the quarter	$6.27	$6.32	$6.91	$6.37

	2018
	Q4	Q3	Q2	Q1
Total investment income	$27,624	$24,760	$27,226	$28,668
Net investment income	$13,975	$11,776	$13,415	$14,168
Net realized and unrealized (loss) gain	$(1,502)	$5,134	$(7,380)	$(1,873)
Net increase in net assets resulting from operations	$12,473	$16,910	$6,035	$12,295
Net increase in net assets resulting from operations per common share *	$0.18	$0.24	$0.08	$0.18
Net asset value per share at the end of the quarter	$9.11	$9.09	$9.00	$9.10
Market value per share at the end of the quarter	$7.46	$7.01	$6.68	$6.91

	2017
	Q4	Q3	Q2	Q1
Total investment income	$27,866	$31,084	$33,715	$31,869
Net investment income	$12,768	$12,460	$16,169	$15,041
Net realized and unrealized gain (loss)	$(5,344)	$6,319	$(4,709)	$9,008
Net increase (decrease) in net assets resulting from operations	$7,424	$18,779	$11,460	$24,049
Net increase (decrease) in net assets resulting from operations per common share *	$0.10	$0.26	$0.16	$0.34
Net asset value per share at the end of the quarter	$9.10	$9.18	$9.09	$9.11
Market value per share at the end of the quarter	$7.51	$7.39	$8.14	$7.66

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 48 of this Form 10-K, is incorporated by reference herein.

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

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 47.
(2)	Financial Statement Schedules—None.
(3)	Exhibits

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

4.5

Third Supplemental Indenture, dated as of September 27, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00736), filed September 27, 2019).

4.6	Form of 5.50% Notes due 2024 (included as part of Exhibit 4.5).

4.7*	Description of Securities

10.1

Form of Administration Agreement between the Registrant and PennantPark Investment Administration LLC (Incorporated by reference to Exhibit 99(k)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.2	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99(e) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

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

10.4

Indemnification Agreement, dated as of November 15, 2016, between PennantPark Investment Corporation and each of the directors and officers listed on Schedule A attached thereto (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736) filed on November 21, 2016).

10.5

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

10.6

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

10.7

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

10.8

Purchase and Sale Agreement by and between PennantPark Investment Funding I, LLC, as the purchaser, and PennantPark Investment Corporation, as the seller, dated as of February 22, 2019 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on February 26, 2019).

10.9

Third Amended and Restated Investment Advisory Management Agreement, dated as of April 12, 2019, between the Registrant and PennantPark Investment Advisers, LLC (Incorporated by reference to Exhibit (g)(3) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-230014), filed on April 12, 2019).

10.10

Second Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 4, 2019, by and among PennantPark Investment Corporation, as borrower, the lenders party thereto, SunTrust Bank, as administrative agent and collateral agent, and solely with respect to Section 4.9, PNNT CI (GALLS) Prime Investment Holdings, LLC, PNNT Investment Holdings, LLC, PNNT New Gulf Resources, LLC, PNNT ecoserve, LLC and PNNT Cascade Environmental Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No.

814-00736), filed on September 4, 2019).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2019.

99.3*	Unaudited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2018 and 2017.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2019.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 21, 2019
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 21, 2019
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 21, 2019
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 21, 2019
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 21, 2019
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 21, 2019
Samuel L. Katz