Form 10-Q
period 2019-12-31
PENNANTPARK INVESTMENT CORP
filed 2020-02-06
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 6, 2020 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and Truist Credit Facility collectively; “2019 Notes” refers to our 4.50% notes due 2019, which we redeemed in March 2019; “2024 Notes” refers to our 5.50% Notes due 2024; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	September 30, 2019
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,042,324,490 and $922,304,099, respectively)	$1,073,644,309	$936,632,099
Non-controlled, affiliated investments (cost—$77,600,816 and $77,600,816, respectively)	48,994,005	49,349,338
Controlled, affiliated investments (cost—$272,955,525 and $257,117,800, respectively)	256,214,645	233,451,359
Total of investments (cost—$1,392,880,831 and $1,257,022,715, respectively)	1,378,852,959	1,219,432,796
Cash and cash equivalents (cost—$32,075,367 and $59,546,438, respectively)	32,107,649	59,516,236
Interest receivable	6,055,204	6,226,539
Prepaid expenses and other assets	1,034,351	662,442
Total assets	1,418,050,163	1,285,838,013
Liabilities
Distributions payable	12,068,119	12,068,119
Payable for investments purchased	62,528,206	—
BNP Credit Facility payable, at fair value (cost—$203,500,000 and $171,000,000, respectively) (See Notes 5 and 10)	202,584,250	170,145,000
Truist Credit Facility payable, at fair value (cost—$330,636,000 and $301,636,000, respectively) (See Notes 5 and 10)	326,877,285	295,245,214
2024 Notes payable, net (par—$86,250,000 and $75,000,000, respectively) (See Notes 5 and 10)	83,338,434	72,256,607
SBA debentures payable, net (par—$133,500,000 and $150,000,000, respectively) (See Notes 5 and 10)	130,187,808	146,111,055
Base management fee payable, net (See Note 3)	4,742,430	4,641,480
Performance-based incentive fee payable, net (See Note 3)	744,626	—
Interest payable on debt	5,287,890	2,895,695
Accrued other expenses	651,056	569,175
Total liabilities	829,010,104	703,932,345
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 and 67,045,105 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	788,192,159	788,192,159
Accumulated distributable net loss	(199,219,145)	(206,353,536)
Total net assets	$589,040,059	$581,905,668
Total liabilities and net assets	$1,418,050,163	$1,285,838,013
Net asset value per share	$8.79	$8.68

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$20,384,914	$23,508,581
Payment-in-kind	1,884,506	1,246,016
Other income	189,918	618,071
From non-controlled, affiliated investments:
Interest	—	105,105
Payment-in-kind	—	108,625
From controlled, affiliated investments:
Interest	635,615	1,788,603
Payment-in-kind	2,908,812	5,000
Total investment income	26,003,765	27,380,001
Expenses:
Base management fee (See Note 3)	4,742,430	4,419,262
Performance-based incentive fee (See Note 3)	744,626	2,667,270
Interest and expenses on debt (See Note 10)	8,866,549	6,278,847
Administrative services expenses (See Note 3)	521,520	521,625
Other general and administrative expenses	643,480	618,367
Expenses before provision for taxes	15,518,605	14,505,371
Provision for taxes	300,000	300,000
Net expenses	15,818,605	14,805,371
Net investment income	10,185,160	12,574,630
Realized and unrealized gain (loss) on investments and debt:
Net realized (loss) gain on investments on:
Non-controlled, non-affiliated investments	(12,034,153)	3,737,919
Non-controlled and controlled, affiliated investments	—	4,792,067
Net realized (loss) gain on investments	(12,034,153)	8,529,986
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	17,052,596	(6,929,882)
Non-controlled and controlled, affiliated investments	6,570,228	(13,462,697)
Debt (appreciation) depreciation (See Notes 5 and 10)	(2,571,321)	6,066,152
Net change in unrealized appreciation (depreciation) on investments and debt	21,051,503	(14,326,427)
Net realized and unrealized gain (loss) from investments and debt	9,017,350	(5,796,441)
Net increase in net assets resulting from operations	$19,202,510	$6,778,189
Net increase in net assets resulting from operations per common share (See Note 7)	$0.29	$0.10
Net investment income per common share	$0.15	$0.18

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net increase in net assets resulting from operations:
Net investment income	$10,185,160	$12,574,630
Net realized (loss) gain on investments	(12,034,153)	8,529,986
Net change in unrealized appreciation (depreciation) on investments	23,622,824	(20,392,579)
Net change in unrealized (appreciation) depreciation on debt	(2,571,321)	6,066,152
Net increase in net assets resulting from operations	19,202,510	6,778,189
Distributions to stockholders	(12,068,119)	(12,244,957)
Capital transactions:
Repurchase of common stock	—	(7,494,022)
Net increase (decrease) in net assets	7,134,391	(12,960,790)
Net assets:
Beginning of period	581,905,668	628,901,895
End of period	$589,040,059	$615,941,105
Capital share activity:
Shares of common stock repurchased	—	(1,026,421)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows used for operating activities:
Net increase in net assets resulting from operations	$19,202,510	$6,778,189
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(23,622,824)	20,392,579
Net change in unrealized appreciation (depreciation) on debt	2,571,321	(6,066,152)
Net realized loss (gain) on investments	12,034,153	(8,529,986)
Net accretion of discount and amortization of premium	(568,692)	(729,769)
Purchases of investments	(173,691,052)	(194,455,970)
Payment-in-kind income	(4,792,602)	(1,922,358)
Proceeds from dispositions of investments	31,151,013	125,791,017
Amortization of deferred financing costs	746,080	416,548
Decrease in interest receivable	171,335	2,100,400
(Increase) decrease in prepaid expenses and other assets	(371,909)	767,691
Increase in payable for investments purchased	62,528,206	18,172,125
Increase (decrease) in interest payable on debt	2,392,195	(1,569,299)
Increase in base management fee payable, net	100,950	332,431
Increase (decrease) in performance-based incentive fee payable, net	744,626	(296,995)
Increase in accrued other expenses	81,881	188,868
Net cash used for operating activities	(71,322,809)	(38,630,681)
Cash flows from financing activities:
Repurchase of common stock	—	(7,494,022)
Distributions paid to stockholders	(12,068,119)	(12,429,712)
Proceeds from 2024 Notes issuance	10,912,500	—
Repayments under SBA debentures	(16,500,000)	(30,000,000)
Borrowings under BNP Credit Facility	48,500,000	—
Repayments under BNP Credit Facility	(16,000,000)	—
Borrowings under Truist Credit Facility	63,000,000	217,000,000
Repayments under Truist Credit Facility	(34,000,000)	(123,384,000)
Net cash provided by financing activities	43,844,381	43,692,266
Net (decrease) increase in cash and cash equivalents	(27,478,428)	5,061,585
Effect of exchange rate changes on cash	69,841	86,150
Cash and cash equivalents, beginning of period	59,516,236	19,506,154
Cash and cash equivalents, end of period	$32,107,649	$24,653,889
Supplemental disclosure of cash flow information:
Interest paid	$5,727,794	$7,431,597
Taxes paid	$180,700	$3,617
Non-cash exchanges and conversions	$47,919,106	$12,697,510

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—182.3 (1), (2)
First Lien Secured Debt—121.2%
Advantage Sales & Marketing (5)	07/23/2021	Grocery	5.01%	1M L+325	10,597,123	$10,126,215	$10,221,772
Altamira Technologies, LLC (5)	07/24/2025	Aerospace and Defense	7.93%	3M L+600	993,750	979,428	993,750
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	187,500	—	—
American Insulated Glass, LLC (5)	12/21/2023	Building Materials	7.79%	3M L+550	30,966,000	30,454,351	30,346,680
American Insulated Glass, LLC (7)	12/21/2023	Building Materials	—	—	1,350,649	—	(27,013)
Bazaarvoice, Inc. (5)	02/01/2024	Printing and Publishing	7.45%	1M L+575	14,738,904	14,621,749	14,591,515
Bottom Line Systems, LLC (5)	02/13/2023	Healthcare, Education and Childcare	7.80%	1M L+600	21,722,525	21,523,583	21,700,803
Broder Bros., Co.	12/02/2022	Consumer Products	10.47%	3M L+850	27,075,004	27,075,158	27,075,004
Cano Health, LLC (5)	12/23/2021	Healthcare, Education and Childcare	7.97%	1M L+625	38,505,824	38,157,270	38,505,824
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.80%	1M L+700	9,725,000	9,644,618	9,231,943
DRS Holdings III, Inc. (5)	11/03/2025	Consumer Products	7.61%	1M L+575	13,667,230	13,531,815	13,533,291
DRS Holdings III, Inc. (Revolver)	11/03/2025	Consumer Products	7.55%	1M L+575	61,124	61,124	60,525
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,466,978	—	(14,377)
ECM Industries, LLC (5)	12/23/2025	Electronics	6.29%	1M L+450	2,887,628	2,858,751	2,858,751
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	6.29%	1M L+450	175,594	175,594	175,594
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	342,000	—	—
Holdco Sands Intermediate, LLC (5)	12/19/2025	Aerospace and Defense	7.76%	3M L+600	12,285,714	12,101,429	12,101,429
HW Holdco, LLC (5)	12/10/2024	Media	8.14%	3M L+625	17,436,774	17,281,207	17,436,774
HW Holdco, LLC (Revolver)	12/10/2024	Media	8.14%	3M L+625	216,774	216,774	216,774
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,170,323	—	—
Impact Group, LLC (5)	06/27/2023	Personal, Food and Miscellaneous Services	8.41%	1M L+650	20,048,550	19,953,096	19,747,822
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.20%	1M L+850	14,442,047	14,297,097	14,442,047
K2 Pure Solutions NoCal, L.P. (5)	12/20/2023	Chemicals, Plastics and Rubber	7.05%	1M L+525	26,862,000	26,528,024	26,413,404
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	7.05%	1M L+525	969,048	969,048	952,865
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	969,048	—	(16,183)
Kentucky Downs, LLC (5)	03/07/2025	Hotels, Motels, Inns and Gaming	9.94%	1M L+800	10,024,046	9,834,351	10,024,046
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—	—	2,482,759	—	—
Lash Opco, LLC - Term Loan (5)	12/12/2024	Consumer Products	9.25%	P+450	9,911,671	9,616,414	9,614,320
Lash Opco, LLC (Revolver)	12/12/2024	Consumer Products	9.25%	P+450	655,322	655,322	655,322
Lash Opco, LLC (Revolver) (7)	12/12/2024	Consumer Products	—	—	388,011	—	—
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	7.44%	1M L+550	2,000,000	1,980,477	2,008,800
Lombart Brothers, Inc. (5)	04/13/2023	Healthcare, Education and Childcare	8.19%	3M L+625	17,048,964	16,866,989	16,878,474
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	9.75%	P+500	728,787	728,787	725,143
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Healthcare, Education and Childcare	—	—	1,041,125	—	(5,206)
MeritDirect, LLC (5)	05/23/2024	Media	7.44%	3M L + 550	19,292,325	19,032,248	19,099,402
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(25,183)
Montreign Operating Company, LLC	01/24/2023	Hotels, Motels, Inns and Gaming	10.01%	1M L+825	8,360,733	7,161,829	7,185,047
Ox Two, LLC	02/27/2023	Building Materials	8.05%	1M L+625	21,677,123	21,373,053	21,677,123
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	8.05%	1M L+625	1,038,000	1,038,000	1,038,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	1,462,000	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	9.19%	3M L+725	8,495,190	8,480,326	8,452,714
PlayPower, Inc. (5)	05/08/2026	Consumer Products	7.46%	3M L+550	4,179,000	4,139,034	4,126,763
PRA Events, Inc.	08/08/2022	Business Services	8.95%	3M L+700	19,280,420	19,057,388	19,280,420
PRA Events, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
Provation Medical, Inc.	03/11/2024	Electronics	8.98%	3M L+700	26,730,000	26,219,848	26,446,663
Questex, LLC	09/09/2024	Media	6.89%	3M L+500	22,218,750	21,851,410	21,996,563
Questex, LLC (Revolver)	09/09/2024	Media	6.91%	3M L+500	957,447	957,447	947,872
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	2,632,979	—	(26,330)
Radius Aerospace, Inc. (5)	03/31/2025	Aerospace and Defense	7.70%	3M L+575	13,884,143	13,688,534	13,734,194
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	9.03%	P+525	273,290	273,290	270,339
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,953,852	—	(21,101)
Research Horizons, LLC	06/28/2022	Media	7.95%	1M L+625	30,732,264	30,430,917	29,810,295
Research Now Group, Inc. and Survey Sampling International LLC (5)	12/20/2024	Business Services	7.41%	3M L+550	17,898,034	17,759,720	17,871,187
Riverpoint Medical, LLC (5)	06/20/2025	Healthcare, Education and Childcare	6.97%	3M L+500	1,990,000	1,971,377	1,975,473
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(2,655)
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.20%	1M L+550	5,531,455	5,449,015	5,448,483
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	597,943	—	—
Sales Benchmark Index LLC	01/03/2025	Business Services	7.76%	3M L+600	7,926,829	7,768,293	7,768,293
Sales Benchmark Index LLC (7)	06/03/2021	Business Services	—	—	1,829,268	—	—
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	—
Schlesinger Global, Inc. (5)	07/14/2025	Business Services	6.79%	3M L+500	595,941	588,540	595,941
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—	—	38,040	—	—
Signature Systems Holding Company (5)	05/03/2024	Chemicals, Plastics and Rubber	8.44%	3M L+650	14,812,500	14,618,378	14,812,500
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	7.44%	3M L+550	887,097	887,097	887,097
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	1,129,032	—	—
Solutionreach, Inc. (5)	01/17/2024	Communications	7.55%	3M L+575	13,220,100	12,994,496	13,150,034
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	(8,824)
Spectacle Gary Holdings, LLC	12/20/2025	Hotels, Motels, Inns and Gaming	11.00%	1M L+900	15,478,378	15,014,027	15,633,162
Spectacle Gary Holdings, LLC (7)	12/20/2025	Hotels, Motels, Inns and Gaming	—	—	1,121,622	—	11,216
STV Group Incorporated (5)	12/11/2026	Transportation	7.01%	1M L+525	12,730,354	12,603,051	12,603,051
TeleGuam Holdings, LLC (5)	11/20/2025	Telecommunications	6.20%	1M L+450	5,154,751	5,103,570	5,128,977

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Teneo Holdings LLC (5)	07/18/2025	Financial Services	6.99%	1M L+525	1,995,000	$1,875,795	$1,890,263
TPC Canada Parent, Inc. and TPC US Parent, LLC (5),(8),(11)	11/24/2025	Food	7.02%	3M L+525	7,495,482	7,438,554	7,455,755
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	13.05%	3M L+1,125	20,480,105	20,368,630	20,480,105
TVC Enterprises, LLC (5)	01/18/2024	Transportation	7.30%	1M L+550	32,877,349	32,325,211	32,877,349
TVC Enterprises, LLC (7)	01/18/2024	Transportation	—	—	4,053,227	—	—
TVC Enterprises, LLC (Revolver)	01/18/2024	Transportation	7.30%	1M L+550	1,519,709	1,519,709	1,519,709
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—	—	1,182,443	—	—
TWS Acquisition Corporation (5)	06/16/2025	Education	7.99%	1M L+625	8,850,000	8,646,920	8,850,000
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	7.99%	1M L+625	505,714	505,714	505,714
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,137,857	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	7.55%	1M L+575	6,187,375	6,160,438	5,964,011
UBEO, LLC (5)	04/03/2024	Printing and Publishing	6.59%	3M L+450	4,794,788	4,750,526	4,746,840
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	10.44%	1M L+850	8,367,188	8,367,188	8,367,188
Vision Purchaser Corporation (5)	06/10/2025	Media	8.05%	1M L+625	14,467,175	14,183,729	14,177,831
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	8.60%	3M L+650	21,937,500	21,571,066	22,069,125
Whitney, Bradley & Brown, Inc. (5)	10/18/2022	Aerospace and Defense	9.30%	1M L+750	14,762,517	14,536,375	14,762,517
Total First Lien Secured Debt						710,949,414	713,983,016
Second Lien Secured Debt—37.8%
Condor Borrower, LLC	04/25/2025	Business Services	10.68%	3M L+875	10,344,828	10,181,320	10,241,379
Confie Seguros Holding Co.	10/31/2025	Insurance	10.63%	3M L+850	14,500,000	14,253,573	14,210,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	10.19%	3M L+825	19,627,143	19,353,915	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	10.05%	1M L+825	32,500,000	32,038,222	32,012,500
Infogroup, Inc.	04/03/2024	Other Media	11.19%	3M L+925	20,400,000	20,115,476	20,094,000
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	12M L+925	36,828,975	36,221,052	35,724,106
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.19%	1M L+850	19,623,649	19,304,200	19,623,649
Shift4 Payments, LLC	11/28/2025	Financial Services	10.43%	3M L+850	27,000,000	26,948,374	26,595,000
VT Topco, Inc.	08/24/2026	Business Services	9.10%	3M L+700	10,000,000	9,954,060	9,950,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	10.30%	1M L+850	35,300,000	34,755,277	34,858,750
Total Second Lien Secured Debt						223,125,469	222,936,527
Subordinated Debt/Corporate Notes—10.7%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,842,967	13,608,155	13,842,967
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	50,196,089	49,850,013	49,192,168
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						63,458,168	63,035,135
Preferred Equity/Partnership Interests—0.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	499,247
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	64,275
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	491,723
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	580,768
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	107	106,823	76,016
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,347	1,346,530	1,348,886
TPC Holding Company, LP (8),(11)	—	Food			219	219,012	220,107
Total Preferred Equity/Partnership Interests						3,268,365	3,281,022
Common Equity/Partnership Interests/Warrants—12.0% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	574,718
AG Investco LP (9)	—	Business Services	—	—	714,652	714,652	714,652
AG Investco LP (7), (9)	—	Business Services	—	—	285,348	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	133,503
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	2,558,619
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	204,771
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	1,607,180
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	114,646	1,171,206	1,491,246
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,798,340
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449	3,448,658	6,891,626
ECM Investors, LLC (9)	—	Electronics			136,209	136,209	136,209
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,623,069
Faraday Holdings, LLC	—	Building Materials	—	—	4,277	217,635	1,171,312
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	652,084	652,084	652,084
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	8	8,197	11,344
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	810,645	799,345
(TVC Enterprises, LLC)
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	702,338
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	2,813,833
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040,000	1,842,940
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	292,903	4,317,307	9,564,738
ITC Rumba, LLC (Cano Health, LLC) (7), (9)	—	Healthcare, Education and Childcare	—	—	15,931	—	—
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	1,906,433	5,218,926
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	1,141,623
Kentucky Racing Holdco, LLC (Warrants)		Hotels, Motels, Inns and Gaming	—	—	161,252	—	358,417
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	433,794
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	137,873
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180	2,180	—
(Tyto Athene, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
SBI Holdings Investments LLC (Sales Benchmark Index LLC)	—	Business Services	—	—	36,585	$365,854	$365,854
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	71	70,870	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,620,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	2,777,384
Class B (US Dominion, Inc.)
TPC Holding Company, LP (8)	—	Food	—	—	11,527	11,527	6,455
U.S. Well Services, Inc. - Class A (11), (12)	—	Oil and Gas	—	—	1,261,201	3,021,880	2,383,670
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	2,816,000
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	4,450,000	15,999,866
(Winter Park Intermediate, Inc.)
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	1,856,880
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						41,523,074	70,408,609
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,042,324,490	1,073,644,309
Investments in Non-Controlled, Affiliated Portfolio Companies—8.3% (1), (2)
Preferred Equity/Partnership Interests—7.8% (6)
ETX Energy, LLC	—	Oil and Gas	—	—	61,732	6,173,200	19,334,462
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	26,669,038
Total Preferred Equity/Partnership Interests						21,565,389	46,003,500
Common Equity/Partnership Interests/Warrants—0.5% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	2,990,505
Total Common Equity/Partnership Interests/Warrants						56,035,427	2,990,505
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,600,816	48,994,005
Investments in Controlled, Affiliated Portfolio Companies—43.5% (1), (2)
First Lien Secured Debt—13.2%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.54%	3M L+575	£28,000,000	39,051,600	37,093,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	40,817,778	40,817,778	40,817,778
Total First Lien Secured Debt						79,869,378	77,910,778
Second Lien Secured Debt—8.1%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	12.30%	3M L+1,000	48,075,740	47,641,605	47,835,361
			(PIK 12.30%)
Total Second Lien Secured Debt						47,641,605	47,835,361
Preferred Equity—1.9% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	11,623
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.94%	3M L+1,000	833	10,725,000	11,313,752
Total Preferred Equity						11,271,750	11,325,375
Common Equity—20.2% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	3,671,677
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,150,000	18,546,515
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	135,447	121,890,295	96,924,940
Total Common Equity						134,172,792	119,143,132
Total Investments in Controlled, Affiliated Portfolio Companies						272,955,525	256,214,645
Total Investments—234.1%						1,392,880,831	1,378,852,959
Cash and Cash Equivalents—5.5%
BlackRock Federal FD Institutional 30						24,214,243	24,214,243
BNY Mellon Cash Reserve and Cash						7,861,124	7,893,406
Total Cash and Cash Equivalents						32,075,367	32,107,649
Total Investments and Cash Equivalents—239.5%						$1,424,956,198	$1,410,960,608
Liabilities in Excess of Other Assets—(139.5%)							(821,920,549)
Net Assets—100.0%							$589,040,059

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2019, qualifying assets represent 96% of the Company’s total assets and non-qualifying assets represent 4% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.5% (1), (2)
Preferred Equity/Partnership Interests—8.1% (6)
ETX Energy, LLC	—	Oil and Gas	—	—	61,732	$6,173,200	$22,717,376
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,188	24,549,408
Total Preferred Equity/Partnership Interests						21,565,388	47,266,784
Common Equity/Partnership Interests/Warrants—0.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	2,082,554
Total Common Equity/Partnership Interests/Warrants						56,035,427	2,082,554
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,600,816	49,349,338
Investments in Controlled, Affiliated Portfolio Companies—40.1% (1), (2)
First Lien Secured Debt—18.8%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.54%	3M L+575	£28,000,000	39,051,600	34,504,400
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	40,000,000	40,000,000	40,000,000
Total First Lien Secured Debt						114,051,600	109,504,400
Second Lien Secured Debt—7.9%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	12.30%	3M L+1,000	46,610,223	46,163,881	46,144,120
			(PIK 12.30%)
Total Second Lien Secured Debt						46,163,881	46,144,120
Preferred Equity—1.6% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	11,251
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	12.14%	3M L+1,000	833	8,975,000	9,264,347
Total Preferred Equity						9,521,750	9,275,598
Common Equity—11.8% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	2,554,804
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	5,983,333	17,014,720
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	48,957,717
Total Common Equity						87,380,569	68,527,241
Total Investments in Controlled, Affiliated Portfolio Companies						257,117,800	233,451,359
Total Investments—209.6%						1,257,022,715	1,219,432,796
Cash and Cash Equivalents—10.2%
BlackRock Federal FD Institutional 30						47,640,291	47,640,291.72
BNY Mellon Cash Reserve and Cash						11,906,147	11,875,944
Total Cash and Cash Equivalents						59,546,438	59,516,236
Total Investments and Cash Equivalents—219.8%						$1,316,569,153	$1,278,949,032
Liabilities in Excess of Other Assets—(119.8%)							(697,043,364)
Net Assets—100.0%							$581,905,668

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

DECEMBER 31, 2019

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

We have entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages day-to-day operations of and provides investment advisory services to our SBIC Fund under a separate investment management agreement. We have also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to our SBIC Fund under a separate administration agreement. See Note 3.

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

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

DECEMBER 31, 2019

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2019, we had no portfolio companies on non-accrual.

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an U.S. federal excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended December 31, 2019 and 2018, we recorded a provision for taxes of $0.3 million (which consisted of $0.1 million and $0.2 million for U.S. federal excise tax, respectively, and the remainder was for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries).

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold would be recorded as a tax expense or benefit. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the financial statements. As of December 31, 2019 and 2018, there were no tax accruals relating to uncertain tax positions and no amounts accrued for any related interest or penalties with respect to the periods presented herein. The Company’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both U.S. federal and state income tax returns, the Company’s major tax jurisdiction is federal.

Because U.S. federal income tax regulations differ from GAAP, distributions characterized in accordance with tax regulations may differ from net investment income and net realized gains recognized for financial reporting purposes. Differences between tax regulations and GAAP may be permanent or temporary. Permanent differences are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

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

DECEMBER 31, 2019

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

(f)Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Fund and our Taxable Subsidiaries in our Consolidated Financial Statements.

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

(h)Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company has adopted this accounting standard update effective October 1, 2019 and the impact its of adoption was not material to the Company’s financial statements and related disclosures.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2020. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. Our SBIC Fund’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2019 and 2018, the Investment Adviser earned a base management fee of $4.7 million and $4.4 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three months ended December 31, 2019 and 2018, the Investment Adviser earned $0.7 million and $2.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended December 31, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Fund under its administration agreements with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2019 and 2018, we reimbursed the Investment Adviser approximately $0.3 million, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three months ended December 31, 2019 and 2018.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2019 and 2018 totaled $178.5 million and $196.4 million, respectively. Sales and repayments of investments for the three months ended December 31, 2019 and 2018 totaled $31.2 million and $125.8 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2019		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$790,818,792	$791,893,795	$697,120,114	$695,280,815
Second lien	270,767,074	270,771,888	269,204,159	269,310,647
Subordinated debt / corporate notes	63,458,168	63,035,135	61,522,066	61,187,670
Equity	267,836,797	253,152,141	229,176,376	193,653,664
Total investments	1,392,880,831	1,378,852,959	1,257,022,715	1,219,432,796
Cash and cash equivalents	32,075,367	32,107,649	59,546,438	59,516,236
Total investments and cash and cash equivalents	$1,424,956,198	$1,410,960,608	$1,316,569,153	$1,278,949,032

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2019	September 30, 2019
Healthcare, Education and Childcare	16%	16%
Energy and Utilities	10	10
Media	8	8
Consumer Products	6	6
Business Services	5	4
Aerospace and Defense	4	4
Auto Sector	4	4
Building Materials	4	5
Environmental Services	4	4
Printing and Publishing	4	4
Chemicals, Plastics and Rubber	3	4
Distribution	3	3
Electronics	3	2
Hotels, Motels, Inns and Gaming	3	2
Personal, Food and Miscellaneous Services	3	3
Transportation	3	3
Beverage, Food and Tobacco	2	3
Financial Services	2	2
Home and Office Furnishings	2	2
Manufacturing / Basic Industries	2	2
Telecommunications	2	2
Oil and Gas	1	2
Other Media	1	2
Other	5	3
Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at December 31, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$87,870,992	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	103,416,250	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	704,022,804	Market Comparable	Market Yield	6.9% – 15.5% (8.7%)
Second lien	167,355,638	Market Comparable	Market Yield	10.2 – 12.7% (11.8%)
Subordinated debt / corporate notes	63,035,135	Market Comparable	Market Yield	12.0% – 16.4% (15.4%)
Equity	249,626,848	Enterprise Market Value	EBITDA multiple	0.7x – 18.8x (14.0x)
Total Level 3 investments	$1,375,327,666
Long-Term Credit Facilities	$529,461,535	Market Comparable	Market Yield	4.1% – 4.4% (4.3%)

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$30,300,736	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	55,556,250	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	664,980,079	Market Comparable	Market Yield	6.7% – 15.8% (8.7%)
Second lien	213,754,397	Market Comparable	Market Yield	10.3% – 12.7% (11.4%)
Subordinated debt / corporate notes	61,187,670	Market Comparable	Market Yield	12.0% – 16.1% (15.2%)
Equity	192,859,084	Enterprise Market Value	EBITDA multiple	0.6x – 17.3x (12.1x)
Total Level 3 investments	$1,218,638,216
Long-Term Credit Facilities	$465,390,214	Market Comparable	Market Yield	3.9% – 4.2% (4.1%)

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facilities, SBA debentures and 2024 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at December 31, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,125,700,818	$—	$—	$1,125,700,818
Equity investments	253,152,141	3,525,293	—	249,626,848
Total investments	1,378,852,959	3,525,293	—	1,375,327,666
Cash and cash equivalents	32,107,649	32,107,649	—	—
Total investments and cash and cash equivalents	$1,410,960,608	$35,632,942	$—	$1,375,327,666
BNP Credit Facility	$202,584,250	$—	$—	$202,584,250
Truist Credit Facility	326,877,285	—	—	326,877,285
SBA Debentures(1)	130,187,808	—	—	130,187,808
2024 Notes(1)	88,561,500	—	88,561,500	—
Total debt	$748,210,843	$—	$88,561,500	$659,649,343

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,025,779,132	$—	$—	$1,025,779,132
Equity investments	193,653,664	794,580	—	192,859,084
Total investments	1,219,432,796	794,580	—	1,218,638,216
Cash and cash equivalents	59,516,236	59,516,236	—	—
Total investments and cash and cash equivalents	$1,278,949,032	$60,310,816	$—	$1,218,638,216
BNP Credit Facility	$170,145,000	$—	$—	$170,145,000
Truist Credit Facility	295,245,214	—	—	295,245,214
SBA Debentures(1)	146,111,055	—	—	146,111,055
2024 Notes(1)	72,256,607	—	72,256,607	—
Total debt	$683,757,876	$—	$72,256,607	$611,501,269

(1)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of  December 31, 2019 and September 30, 2019, the carrying value of the SBA debentures approximates the fair value. As of September 30, 2019, the carrying value of the 2024 Notes approximates the fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	For the three months ended December 31, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net realized gain (loss)	324,712	(12,367,930)	$(12,043,218)
Net change in unrealized appreciation	2,723,990	20,400,910	$23,124,900
Purchases, PIK interest, net discount accretion and non-cash exchanges	127,801,796	48,956,985	$176,758,781
Sales, repayments and non-cash exchanges	(30,928,814)	(222,199)	$(31,151,013)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,125,700,818	$249,626,848	$1,375,327,666
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,756,254	$8,024,114	$10,780,368

	For the three months ended December 31, 2018
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized gain	805,044	7,672,845	8,477,889
Net change in unrealized appreciation (depreciation)	3,054,099	(22,878,354)	(19,824,255)
Purchases, PIK interest, net discount accretion and non-cash exchanges	175,080,250	21,214,018	196,294,268
Sales, repayments and non-cash exchanges	(120,839,706)	(4,951,311)	(125,791,017)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,028,687,390	$161,713,242	$1,190,400,632
Net change in unrealized appreciation (depreciation) reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$3,476,349	$(14,245,662)	$(10,769,313)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Credit Facilities	2019	2018
Beginning Balance (cost – $472,636,000 and $80,520,000, respectively)	$465,390,214	$77,645,830
Net change in unrealized appreciation (depreciation) included in earnings	2,571,321	(4,173,652)
Borrowings (1)	81,500,000	217,000,000
Repayments (1)	(35,000,000)	(123,384,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $519,136,000 and $174,136,000, respectively)	$514,461,535	$167,088,178
Temporary draws outstanding, at cost	15,000,000	—
Ending Balance (cost – $534,136,000 and $174,136,000, respectively)	$529,461,535	$167,088,178

(1)	Excludes temporary draws.

As of December 31, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$38,417,750	March 13, 2020	$(1,718,250)

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on the Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$35,736,700	December 13, 2019	$(4,399,300)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic ASC 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

 For the three months ended December 31, 2019, our Credit Facilities had a net change in unrealized appreciation of $2.6 million. For the three months ended December 31, 2018, the Truist Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $6.1 million. As of December 31, 2019 and September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $4.7 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2019 were as follows:

Name of Investment	Fair Value at September 30, 2019	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2019	Interest Income	PIK Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,059,204	$—	$—	$3,705,473	$40,764,677	$623,409	$—	$—
PT Networks, LLC	72,434,438	4,394,391	—	878,422	77,707,251	12,206	1,473,075	—
RAM Energy LLC	123,957,717	11,443,334	—	2,341,666	137,742,717	—	1,435,737	—
Total Controlled Affiliates	$233,451,359	$15,837,725	$—	$6,925,561	$256,214,645	$635,615	$2,908,812	$—
Non-Controlled Affiliates
ETX Energy, LLC	$22,717,376	$—	$—	$(3,382,914)	$19,334,462	$—	$—	$—
MidOcean JF Holdings Corp.	26,631,962	—	—	3,027,581	29,659,543	—	—	—
Total Non-Controlled Affiliates	$49,349,338	$—	$—	$(355,333)	$48,994,005	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$282,800,697	$15,837,725	$—	$6,570,228	$305,208,650	$635,615	$2,908,812	$—

(1)	Includes PIK.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2019	2018
Numerator for net increase in net assets resulting from operations	$19,202,510	$6,778,189
Denominator for basic and diluted weighted average shares	67,045,105	68,908,920
Basic and diluted net increase in net assets per share resulting from operations	$0.29	$0.10

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2019 and September 30, 2019, cash and cash equivalents consisted of money market funds in the amounts of $32.1 million and $59.5 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2019	2018
Per Share Data:
Net asset value, beginning of period	$8.68	$9.11
Net investment income (1)	0.15	0.18
Net realized and change in unrealized gain (loss) (1)	0.14	(0.08)
Net increase in net assets resulting from operations (1)	0.29	0.10
Distributions to stockholders (1), (2)	(0.18)	(0.18)
Repurchase of common stock (1)	—	0.02
Net asset value, end of period	$8.79	$9.05
Per share market value, end of period	$6.53	$6.37
Total return* (3)	7.18%	(12.39)%
Shares outstanding at end of period	67,045,105	68,027,537
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.75%	5.43%
Ratio of interest and expenses on debt to average net assets (5)	6.05%	4.00%
Ratio of total expenses to average net assets (5)	10.80%	9.43%
Ratio of net investment income to average net assets (5)	6.95%	8.01%
Net assets at end of period	$589,040,059	$615,941,105
Weighted average debt outstanding (6)	$706,751,095	$532,965,659
Weighted average debt per share (1), (6)	$10.54	$7.73
Asset coverage per unit (7)	$1,947	$2,453
Portfolio turnover ratio	9.71%	44.50%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)	Includes SBA debentures outstanding.
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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2019 and 2018, inclusive of the fee on the undrawn commitment under the Truist Credit Facility, debt issuance costs on the BNP Credit Facility and amortized upfront fees on SBA debentures and 2024 Notes, was 5.0% and 4.7%, respectively. As of December 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2019 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 195% and 207%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of December 31, 2019 and September 30, 2019, Funding I had $203.5 million and $171.0 million in outstanding borrowings under the BNP Credit Facility, respectively. The BNP Credit Facility had a weighted average interest rate of 4.4 and 4.6%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2019 and September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. As of December 31, 2019 and September 30, 2019, Funding I had 46.5 million and $79.0 million of unused borrowing capacity under the BNP Credit Facility, respectively, subject to the regulatory restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. As of December 31, 2019, we were in compliance with the terms of the BNP Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

Truist Credit Facility

As of December 31, 2019, we had a multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2019 and September 30, 2019, we had $330.6 million (including a $15.0 million temporary draw) and $301.6 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 4.0% and 4.2%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2019 and September 30, 2019. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($55.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($55.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and SBIC II. As of December 31, 2019 and September 30, 2019, we had $144.4 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to the regulatory restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by Funding I and our SBIC Fund. As of December 31, 2019, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $133.5 million as of December 31, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of December 31, 2019 and September 30, 2019, SBIC II had initial $150.0 million in debt commitments, respectively, all of which was drawn. During the three months ended December 31, 2019, $16.5 million in SBA debentures were repaid. As of December 31, 2019 and September 30, 2019, the unamortized fees on the SBA debentures were $3.3 million and $3.9 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.1%	$133,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Fund is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2019, SBIC II was in compliance with its regulatory requirements.

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

2024 Notes

As of December 31, 2019 and September 30, 2019, we had $86.3 million and $75.0 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2019

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2019 and September 30, 2019, we had $36.6 million and $30.4 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

12 UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2019, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 10-01(b) of Regulation S-X under the Securities Act, presented below is summarized unaudited financial information for PT Networks, LLC and RAM Energy Holdings LLC for the three months ended December 31, 2019 and 2018.

a)	PT Networks, LLC:

	Three Months Ended December 31,
Income Statement (1)	2019	2018
Total revenue	$56,653	$39,544
Total expenses	(49,207)	(50,490)
Net income (loss)	$7,446	$(10,947)

b)	RAM Energy Holdings LLC:

	Three Months Ended December 31,
Income Statement (1)	2019	2018
Total revenue	$6,929	$5,765
Total expenses	(10,462)	(6,940)
Net loss	$(3,534)	$(1,175)

(1)	All amounts are in thousands.

13. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. During the three months ended December 31, 2019 and 2018, we repurchased zero and 1.0 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of zero and $7.5 million, respectively. We repurchased 4.0 million shares of our common stock in open market transactions while the program was in effect for an aggregate cost (including transaction costs) of $29.5 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the three months ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim information referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated November 21, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

February 6, 2020

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Fund under its investment management agreement. Our SBIC Fund’s investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to our SBIC Fund under its administration agreements with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and amendment fees, and are recorded as other investment income when earned.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2019, our portfolio totaled $1,378.9 million and consisted of $791.9 million of first lien secured debt, $270.8 million of second lien secured debt, $63.0 million of subordinated debt and $253.2 million of preferred and common equity. Our debt portfolio consisted of 91% variable-rate investments. As of December 31, 2019, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $14.0 million as of December 31, 2019. Our overall portfolio consisted of 78 companies with an average investment size of $17.7 million, had a weighted average yield on interest bearing debt investments of 9.6% and was invested 57% in first lien secured debt, 20% in second lien secured debt, 5% in subordinated debt and 18% in preferred and common equity.

As of September 30, 2019, our portfolio totaled $1,219.4 million and consisted of $695.3 million of first lien secured debt, $269.3 million of second lien secured debt, $61.2 million of subordinated debt and $193.7 million of preferred and common equity. Our debt portfolio consisted of 87% variable-rate investments. As of September 30, 2019, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $37.6 million as of September 30, 2019. Our overall portfolio consisted of 67 companies with an average investment size of $18.2 million, had a weighted average yield on interest bearing debt investments of 9.8% and was invested 57% in first lien secured debt, 22% in second lien secured debt, 5% in subordinated debt and 16% in preferred and common equity.

For the three months ended December 31, 2019, we invested $173.7 million in 13 new and 15 existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the three months ended December 31, 2019 totaled $31.2 million.

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

In addition to using the above inputs in cash equivalents, investments, our 2019 Notes, our SBA debentures, our 2024 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic ASC 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and the 2019 Notes. We elected to use the fair value option for the Credit Facilities and the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

For the three months ended December 31, 2019, our Credit Facilities had a net change in unrealized appreciation of $2.6 million. For the three months ended December 31, 2018, the Truist Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $6.1 million. As of December 31, 2019 and September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $4.7 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2019 and 2018.

Investment Income

Investment income for the three months ended December 31, 2019 was $26.0 million and was attributable to $16.0 million from first lien secured debt, $7.7 million from second lien secured debt and $2.3 million from subordinated debt, respectively. This compares to investment income for the three months ended December 31, 2018 of $27.4 million and was attributable to $13.2 million from first lien secured debt, $12.4 million from second lien secured debt and $1.8 million from subordinated debt, preferred and common equity. The decrease in investments income compared to the same period in the prior year was primarily due to decreases in LIBOR as well as the timing of purchases and sales.

Expenses

Expenses for the three months ended December 31, 2019 totaled $15.8 million. Base management fee for the same period totaled $4.7 million, incentive fee totaled $0.7 million, debt related interest and expenses totaled $8.9 million, general and administrative expenses totaled $1.2 million and provision for taxes totaled $0.3 million. This compares to net expenses for the three months ended December 31, 2018, which totaled $14.8 million. Base management fee for the same period totaled $4.4 million, incentive fee totaled $2.7 million, debt related interest and expenses totaled $6.3 million and general and administrative expenses totaled $1.1 million. The increase in expenses compared to the three-month period ended in the prior year was primarily due to higher leverage costs.

Net Investment Income

Net investment income totaled $10.2 million, or $0.15 per share, for the three months ended December 31, 2019. Net investment income totaled $12.6 million, or $0.18 per share, for the three months ended December 31, 2018. The decrease in net investment income compared to the three-month period ended in the prior year was primarily due to higher leverage costs and lower investment income.

Net Realized Gains or Losses

Sales and repayments of investments for three months ended December 31, 2019 totaled $31.2 million and net realized losses totaled $12.0 million. Sales and repayments of investments for the three months ended December 31, 2018 totaled $125.8 million and net realized gains totaled $8.5 million. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facilities and the 2019 Notes

For the, three months ended December 31, 2019 and 2018, we reported net change in unrealized appreciation (depreciation) on investments of $23.6 million and $(20.4) million, respectively. As of December 31, 2019 and September 30, 2019, our net unrealized depreciation on investments totaled $14.0 million and $37.6 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions, the financial performance of certain portfolio companies and the reversal of unrealized appreciation/depreciation on investments that were realized.

For the three months ended December 31, 2019 our Credit Facilities had a net change in unrealized appreciation of $2.6 million. For the three months ended December 31, 2018, the Truist Credit Facility and the 2019 Notes had a net change in unrealized depreciation of $6.1 million. As of December 31, 2019 and September 30, 2019, the net unrealized depreciation on the Credit Facilities totaled $4.7 million and $7.2 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $19.2 million, or $0.29 per share, for the three months ended December 31, 2019. Net change in net assets resulting from operations totaled $6.8 million, or $0.10 per share, for the three months ended December 31, 2018. The increase in the net change in net assets from operations compared to the same period in the prior year was primarily due to appreciation of the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2019, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2019 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 195% and 207%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2019 and 2018, inclusive of the fee on the undrawn commitment under the Truist Credit Facility, debt issuance costs on the BNP Credit Facility, prepayment penalties on the 2019 Notes and amortized upfront fees on SBA debentures, was 5.0% and 4.7%, respectively (excluding debt issuance costs and prepayment penalties, amounts were 5.0% and 4.6%, respectively).

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of December 31, 2019 and September 30, 2019, Funding I had $203.5 million and $171.0 million in borrowings under the BNP Credit Facility, respectively. The BNP Credit Facility had a weighted average interest rate of 4.4% and 4.6%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2019 and September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR. As of December 31, 2019 and September 30, 2019, Funding I had $46.5 million and $79.0 million of unused borrowing capacity under the BNP Credit Facility, respectively, subject to the regulatory restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. As of December 31, 2019, we were in compliance with the terms of the BNP Credit Facility.

As of December 31, 2019, we had a multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2019 and September 30, 2019, we had $330.6 million (including a $15.0 million temporary draw) and $301.6 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 4.0% and 4.2%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2019 and September 30, 2019. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($55.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($55.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and SBIC II. As of December 31, 2019 and September 30, 2019, we had $144.4 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to the regulatory restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by Funding I and our SBIC Fund. As of December 31, 2019, we were in compliance with the terms of the Truist Credit Facility.

As of December 31, 2019, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of December 31, 2019. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $133.5 million as of December 31, 2019. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of December 31, 2019 and September 30, 2019, SBIC II had initial $150.0 million in debt commitments, respectively, all of which was drawn. During the three months ended December 31, 2019, $16.5 million in SBA debentures were repaid. As of December 31, 2019 and September 30, 2019, the unamortized fees on the SBA debentures were $3.3 million and $3.9 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2019 and September 30, 2019 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.1%	$133,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2019, SBIC II was in compliance with its regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of December 31, 2019 and September 30, 2019, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of December 31, 2019 and September 30, 2019, we had cash and cash equivalents of $32.1 million and $59.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $71.3 million for the three months ended December 31, 2019, and our financing activities provided cash of $43.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Truist Credit Facility.

Our operating activities used cash of $38.6 million for the three months ended December 31, 2018 and our financing activities provided cash of $43.7 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Truist Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2019, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	>5 years
BNP Credit Facility	$203.5	$—	$—	$203.5	$—
Truist Credit Facility	330.7	—	38.3	292.4	—
SBA debentures	133.5	—	—	—	133.5
2024 Notes	86.3	—	—	86.3	—
Total debt outstanding (1)	754.0	—	38.3	582.2	133.5
Unfunded investments (2)	36.6	—	6.3	20.4	9.9
Total contractual obligations	$790.6	$—	$44.6	$602.6	$143.4

(1)

The annualized weighted average cost of debt as of December 31, 2019, was 4.1%, exclusive of the fee on the undrawn commitment on the Credit Facilities, debt issuance costs on the 2024 Notes and upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our Board of Directors (including a majority of our directors who are not interested persons of us or the Investment Adviser), in February 2020, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC Fund II under its investment management agreements with us. SBIC II’s investment management agreements does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement, which is intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

During the three months ended December 31, 2019, we declared distributions of $0.18 per share, for total distributions of $12.1 million. For the same period in the prior year, we declared distributions of $0.18 per share, respectively, for total distributions of $12.2 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The key provisions include new, eliminated and modified disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early application is permitted. The Company has adopted this accounting standard update effective October 1, 2019 and the impact its of adoption was not material to the Company’s financial statements and related disclosures.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, our debt portfolio consisted of 91% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,732)	$(0.07)
Up 1%	4,732	0.07
Up 2%	9,634	0.14
Up 3%	14,636	0.22
Up 4%	$19,638	$0.29

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We have indebtedness outstanding pursuant to our Credit Facilities, 2024 Notes and SBA debentures and expect in the future to borrow additional amounts under our Credit Facilities or other debt securities, subject to market availability, and, may increase the size of our Credit Facilities. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC Fund II, in connection with borrowings under our Credit Facilities. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facilities and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any sales of unregistered securities during the three months ended December 31, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

PENNANTPARK INVESTMENT CORPORATION

Date: February 6, 2020	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 6, 2020	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)