Form 10-K/A
period 2019-09-30
PENNANTPARK INVESTMENT CORP
filed 2020-03-30
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2019 based on the closing price on that date of $6.91 on The Nasdaq Global Select Market was approximately $453 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 67,045,105 shares of the Registrant’s common stock outstanding as of March 30, 2020.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission on December 17, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1, or the Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was initially filed with the Securities and Exchange Commission, or the SEC, on November 21, 2019, or the Form 10-K. We are filing this Amendment to (i) update a risk factor previously included in Part I, Item 1A of the Form 10-K and (ii) provide stand-alone audited financial statements for our investment in an unconsolidated controlled portfolio company, PT Networks Intermediate Holdings, LLC, or PT Networks, as of and for the year ended December 31, 2019 (as Exhibit 99.4) as well as stand-alone unaudited financial statements for PT Networks as of and for the years ended December 31, 2018 and 2017 (as Exhibit 99.5).

We have determined that this unconsolidated controlled portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to provide separate audited financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate audited financial statements of PT Networks are being filed as an amendment to the Form 10-K, within 90 days after the end of PT Networks’ fiscal year.

This Amendment also includes the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, except as required to reflect the revisions discussed above. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART I

ITEM 1A.  RISK FACTORS

The following risk factor in Part I, Item 1A of the Form 10-K is hereby amended and restated in its entirety as follows:

Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a novel strain of the coronavirus, commonly known as COVID-19, was first detected in the city of Wuhan in the Hubei province of China.  The spread of COVID-19 has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, which could materially disrupt the demand for our portfolio companies’ products and services. In addition, as COVID-19 continues to spread across the globe, supply chains worldwide have been interrupted, slowed, or rendered inoperable, and an increasing number of individuals may become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. Any prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results.

The global impact of the COVID-19 outbreak is rapidly evolving. Many countries have reacted to the outbreak by instituting quarantines and restrictions on travel to and from the affected areas, which could make it more difficult for our portfolio companies to conduct their businesses. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The potential impact on global markets from COVID-19 is difficult to predict, and the extent to which COVID-19 may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the spread of the virus, all of which are beyond our control. These potential impacts could adversely affect our operating results and the operating results of our portfolio companies.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 47 of the Registrant’s Annual Report on Form 10-K filed on November 21, 2019.
(2)	Financial Statement Schedules—None.
(3)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

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

4.6	Form of 5.50% Notes due 2024 (included as part of Exhibit 4.5).

4.7	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

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

814-00736), filed on September 4, 2019).

14.1	Joint Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2

Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2019 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

99.3

Unaudited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2018 and 2017 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

99.4*	Audited Consolidated Financial Statements of PT Networks Intermediate Holdings, LLC for the Year Ended December 31, 2019.

99.5*	Unaudited Consolidated Financial Statements of PT Networks Intermediate Holdings, LLC for the Year Ended December 31, 2018 and 2017.

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2020
Arthur H. Penn	(Principal Executive Officer)

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer	March 30, 2020
Aviv Efrat	(Principal Financial Officer and Accounting Officer)

/s/ ADAM K. BERNSTEIN	Chairman	March 30, 2020
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	March 30, 2020
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	March 30, 2020
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	March 30, 2020
Samuel L. Katz