Form 10-Q
period 2020-03-31
PENNANTPARK INVESTMENT CORP
filed 2020-05-11
CIK 1383414

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2020 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; our” SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PennantPark Investment Advisers” or “Investment Adviser” refer to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refer to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and Truist Credit Facility collectively; “2019 Notes” refers to our 4.5% notes due 2019, which we redeemed in March 2019; “2024 Notes” refers to our 5.5% Notes due 2024; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and our other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	September 30, 2019
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$1,136,891,439 and $922,304,099, respectively)	$1,127,578,177	$936,632,099
Non-controlled, affiliated investments (cost—$77,628,920 and $77,600,816, respectively)	26,648,548	49,349,338
Controlled, affiliated investments (cost—$274,448,367 and $257,117,800, respectively)	199,820,217	233,451,359
Total of investments (cost—$1,488,968,726 and $1,257,022,715, respectively)	1,354,046,942	1,219,432,796
Cash and cash equivalents (cost—$25,174,710 and $59,546,438, respectively)	25,127,515	59,516,236
Interest receivable	6,872,137	6,226,539
Prepaid expenses and other assets	1,071,214	662,442
Total assets	1,387,117,808	1,285,838,013
Liabilities
Distributions payable	12,068,119	12,068,119
BNP Credit Facility payable, at fair value (cost—$245,000,000 and $171,000,000, respectively) (See Notes 5 and 10)	228,585,000	170,145,000
Truist Credit Facility payable, at fair value (cost—$441,636,000 and $301,636,000, respectively) (See Notes 5 and 10)	404,430,430	295,245,214
2024 Notes payable, net (par—$86,250,000 and $75,000,000, respectively) (See Notes 5 and 10)	83,504,809	72,256,607
SBA debentures payable, net (par—$133,500,000 and $150,000,000, respectively) (See Notes 5 and 10)	130,285,249	146,111,055
Base management fee payable, net (See Note 3)	4,880,699	4,641,480
Performance-based incentive fee payable, net (See Note 3)	1,913,047	—
Interest payable on debt	4,612,690	2,895,695
Accrued other expenses	158,528	569,175
Total liabilities	870,438,571	703,932,345
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 and 67,045,105 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	788,192,159	788,192,159
Accumulated distributable net loss	(271,579,967)	(206,353,536)
Total net assets	$516,679,237	$581,905,668
Total liabilities and net assets	$1,387,117,808	$1,285,838,013
Net asset value per share	$7.71	$8.68

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$22,748,529	$22,938,612	$43,133,443	$46,447,193
Payment-in-kind	1,978,894	2,626,193	3,863,400	3,872,209
Other income	751,284	1,016,381	941,202	1,634,452
From non-controlled, affiliated investments:
Interest	—	3,798	—	108,903
Payment-in-kind	—	—	—	108,625
From controlled, affiliated investments:
Interest	559,934	2,048,653	1,204,624	3,837,256
Payment-in-kind	1,496,251	54,116	4,395,988	59,116
Total investment income	27,534,892	28,687,753	53,538,657	56,067,754
Expenses:
Base management fee (See Note 3)	4,880,699	4,510,830	9,623,129	8,930,092
Performance-based incentive fee (See Note 3)	1,913,047	8,340	2,657,673	2,675,610
Interest and expenses on debt (See Note 10)	8,962,513	7,032,019	17,828,583	13,310,866
Administrative services expenses (See Note 3)	521,520	532,625	1,043,040	1,054,250
Other general and administrative expenses	648,881	692,177	1,292,841	1,310,544
Expenses before financing costs and provision for taxes	16,926,660	12,775,991	32,445,266	27,281,362
Debt issuance costs (See Notes 5 and 10)	—	2,696,498	—	2,696,498
Make-whole premium (See Notes 5 and 10)	—	2,162,526	—	2,162,526
Provision for taxes	300,000	300,000	600,000	600,000
Net expenses	17,226,660	17,935,015	33,045,266	32,740,386
Net investment income	10,308,232	10,752,738	20,493,391	23,327,368
Realized and unrealized (loss) gain on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	1,424,778	972,448	(10,609,375)	4,710,367
Non-controlled and controlled, affiliated investments	—	—	—	4,792,067
Net realized gain (loss) on investments	1,424,778	972,448	(10,609,375)	9,502,434
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(40,710,987)	(6,753,803)	(23,658,391)	(13,683,685)
Non-controlled and controlled, affiliated investments	(80,260,831)	(13,379,363)	(73,690,603)	(26,842,060)
Debt depreciation (See Notes 5 and 10)	48,946,105	3,661,483	46,374,785	9,727,635
Net change in unrealized (depreciation) appreciation on investments and debt	(72,025,713)	(16,471,683)	(50,974,209)	(30,798,110)
Net realized and unrealized (loss) gain from investments and debt	(70,600,935)	(15,499,235)	(61,583,584)	(21,295,676)
Net (decrease) increase in net assets resulting from operations	$(60,292,703)	$(4,746,497)	$(41,090,193)	$2,031,692
Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.90)	$(0.07)	$(0.61)	$0.03
Net investment income per common share	$0.15	$0.16	$0.31	$0.34

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net (decrease) increase in net assets resulting from operations:
Net investment income	$10,308,232	$10,752,738	$20,493,391	$23,327,368
Net realized gain (loss) on investments	1,424,778	972,448	(10,609,375)	9,502,434
Net change in unrealized (depreciation) on investments	(120,971,818)	(20,133,166)	(97,348,994)	(40,525,745)
Net change in unrealized depreciation on debt	48,946,105	3,661,483	46,374,785	9,727,635
Net (decrease) increase in net assets resulting from operations	(60,292,703)	(4,746,497)	(41,090,193)	2,031,692
Distributions to stockholders	(12,068,119)	(12,068,119)	(24,136,238)	(24,313,076)
Capital transactions:
Repurchase of common stock	—	(6,977,698)	—	(14,471,720)
Net decrease in net assets	(72,360,822)	(23,792,314)	(65,226,431)	(36,753,104)
Net assets:
Beginning of period	589,040,059	615,941,105	581,905,668	628,901,895
End of period	$516,679,237	$592,148,791	$516,679,237	$592,148,791
Capital share activity:
Shares of common stock repurchased	—	(982,432)	—	(2,008,853)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(41,090,193)	$2,031,692
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net change in net unrealized depreciation on investments	97,348,994	40,525,745
Net change in unrealized depreciation on debt	(46,374,785)	(9,727,635)
Net realized loss (gain) on investments	10,609,375	(9,502,434)
Net accretion of discount and amortization of premium	(1,352,104)	(1,505,849)
Purchases of investments	(280,494,214)	(378,352,580)
Payment-in-kind income	(8,245,142)	(4,723,070)
Proceeds from dispositions of investments	47,535,202	240,886,539
Amortization of deferred financing costs	1,037,172	521,458
(Increase) decrease in interest receivable	(645,598)	669,626
(Decrease) increase in prepaid expenses and other assets	(408,772)	648,842
Increase in payable for investments purchased	—	4,480,173
Increase (decrease) in interest payable on debt	1,716,995	(4,133,108)
Increase in base management fee payable, net	239,219	423,998
Increase (decrease) in performance-based incentive fee payable, net	1,913,047	(2,955,925)
Decrease in accrued other expenses	(410,647)	(541,118)
Net cash used in operating activities	(218,621,451)	(121,253,646)
Cash flows from financing activities:
Repurchase of common stock	—	(14,471,720)
Distributions paid to stockholders	(24,136,238)	(24,674,669)
Proceeds from 2024 Notes issuance	10,912,500	—
Repayments of 2019 Notes	—	(250,000,000)
Repayments under SBA debentures	(16,500,000)	(30,000,000)
Borrowings under BNP Credit Facility	90,000,000	142,500,000
Repayments under BNP Credit Facility	(16,000,000)
Borrowings under Truist Credit Facility	273,000,000	571,000,000
Repayments under Truist Credit Facility	(133,000,000)	(262,384,000)
Net cash provided by financing activities	184,276,262	131,969,611
Net (decrease) increase in cash equivalents	(34,345,189)	10,715,965
Effect of exchange rate changes on cash	(43,532)	84,910
Cash and cash equivalents, beginning of period	59,516,236	19,506,154
Cash and cash equivalents, end of period	$25,127,515	$30,307,029
Supplemental disclosure of cash flow information:
Interest paid	$15,074,416	$16,922,515
Taxes paid	$805,976	$516,156
Non-cash exchanges and conversions	$91,204,799	$12,697,510

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—218.2 (1), (2)
First Lien Secured Debt—151.1%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	8,302,303	$7,487,422	$7,721,142
Advantage Sales & Marketing (5)	07/23/2021	Grocery	4.70%	1M L+325	10,541,790	10,134,574	10,120,118
Altamira Technologies, LLC (5)	07/24/2025	Aerospace and Defense	7.78%	3M L+600	987,500	973,833	967,750
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	187,500	—	(3,750)
American Insulated Glass, LLC (5)	12/21/2023	Building Materials	7.40%	3M L+550	30,888,073	30,404,870	29,652,550
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+500	6,191,490	6,130,578	6,145,054
Apex Service Partners, LLC (7)	07/31/2021	Personal, Food and Miscellaneous Services	—	—	1,792,953	—	(13,447)
Bazaarvoice, Inc. (5)	02/01/2024	Printing and Publishing	7.35%	1M L+575	14,701,965	14,591,077	13,966,867
Bottom Line Systems, LLC (5)	02/13/2023	Healthcare, Education and Childcare	6.57%	1M L+550	21,722,525	21,536,172	20,923,137
Broder Bros., Co.	12/02/2022	Consumer Products	9.77%	3M L+850	26,931,337	26,931,337	26,662,024
Cano Health, LLC (5)	12/23/2021	Healthcare, Education and Childcare	7.84%	1M L+625	38,433,140	38,125,379	38,433,140
Compex Legal Services, Inc.	02/09/2026	Business Services	7.34%	3M L+575	3,624,014	3,553,272	3,438,102
Compex Legal Services, Inc. (7)	02/09/2026	Business Services	—	—	1,549,743	—	(79,502)
Compex Legal Services, Inc. (Revolver)	02/09/2026	Business Services	6.82%	3M L+575	655,660	655,660	622,025
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,152,659	7,014,558	6,867,983
Datalot Inc. (Revolver)	01/24/2025	Insurance	6.25%	3M L+525	1,788,165	1,788,165	1,716,996
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.07%	1M L+700	9,084,181	9,013,637	8,426,486
DRS Holdings III, Inc. (5)	11/03/2025	Consumer Products	7.20%	1M L+575	13,633,062	13,503,978	12,935,049
DRS Holdings III, Inc. (Revolver)	11/03/2025	Consumer Products	6.75%	1M L+575	1,222,482	1,222,482	1,159,891
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	305,620	—	(15,648)
ECM Industries, LLC (5)	12/23/2025	Electronics	5.70%	1M L+450	2,887,628	2,858,827	2,728,808
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	5.70%	1M L+450	517,594	517,594	483,950
Empire Resorts, Inc.	03/22/2021	Hotels, Motels, Inns and Gaming	3.25%	1M L+225	2,467,915	2,467,915	2,467,915
Holdco Sands Intermediate, LLC (5)	12/19/2025	Aerospace and Defense	7.45%	3M L+600	12,255,000	12,077,510	12,009,900
HW Holdco, LLC (5)	12/10/2024	Media	7.25%	3M L+625	17,392,742	17,243,974	16,870,960
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387,097	—	(101,613)
Impact Group, LLC (5)	06/27/2023	Personal, Food and Miscellaneous Services	8.03%	1M L+650	19,995,193	19,905,512	17,095,889
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	7.26%	3M L+575	3,505,671	3,480,002	3,365,444
Integrity Marketing Acquisition, LLC (7)	08/27/2025	Insurance	—	—	21,185,543	—	(688,528)
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.09%	1M L+850	14,256,893	14,130,405	14,185,609
K2 Pure Solutions NoCal, L.P. (5)	12/20/2023	Chemicals, Plastics and Rubber	6.75%	1M L+575	26,794,167	26,478,428	25,513,406
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	6.75%	1M L+575	1,938,095	1,938,095	1,845,454
Kentucky Downs, LLC (5)	03/07/2025	Hotels, Motels, Inns and Gaming	10.45%	1M L+900	10,050,777	9,865,167	10,000,524
				(PIK 3.00%)
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—	—	827,586	—	(4,138)
Lash Opco, LLC - Term Loan (5)	12/12/2024	Consumer Products	8.75%	1M L+725	9,787,775	9,507,459	9,004,753
Lash Opco, LLC (Revolver)	12/12/2024	Consumer Products	8.39%	P+450	1,020,489	1,020,489	949,056
Lash Opco, LLC (Revolver) (7)	12/12/2024	Consumer Products	—	—	22,844	—	(1,599)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	6.95%	1M L+550	2,738,858	2,713,017	2,621,635
Lightspeed Buyer Inc. (5)	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	12,661,516	12,412,660	11,775,210
Lightspeed Buyer Inc. (7)	02/03/2026	Healthcare, Education and Childcare	—	—	2,450,209	—	(147,013)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	1,165,780	1,165,780	1,084,176
Lombart Brothers, Inc. (5)	04/13/2023	Healthcare, Education and Childcare	7.70%	1M L+625	17,004,111	16,833,307	15,813,823
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	1,769,912	1,769,912	1,663,717
MeritDirect, LLC (5)	05/23/2024	Media	6.95%	3M L+550	17,419,379	17,194,836	16,200,023
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(151,101)
Ox Two, LLC	02/27/2023	Building Materials	7.85%	1M L+625	21,568,797	21,285,654	21,353,110
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	8.51%	1M L+625	2,488,000	2,488,000	2,463,120
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	12,000	—	(120)
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	8.55%	3M L+725	11,495,190	11,256,848	10,575,575
PlayPower, Inc. (5)	05/08/2026	Consumer Products	6.95%	3M L+550	4,168,500	4,129,610	4,043,445
PRA Events, Inc.	08/08/2022	Business Services	8.45%	3M L+700	19,180,820	18,976,897	18,893,108
PRA Events, Inc. (Revolver)	08/08/2022	Business Services	8.00%	3M L+700	2,000,000	2,000,000	2,000,000
Provation Medical, Inc.	03/11/2024	Electronics	8.85%	3M L+700	26,662,500	26,178,561	24,860,115
Questex, LLC	09/09/2024	Media	6.75%	3M L+575	22,162,500	21,810,995	21,054,376
Questex, LLC (Revolver)	09/09/2024	Media	6.75%	3M L+575	1,196,809	1,196,809	1,136,969
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	2,393,617	—	(119,680)
Radius Aerospace, Inc. (5)	03/31/2025	Aerospace and Defense	7.15%	3M L+575	13,849,239	13,661,266	13,536,245
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	7.32%	3M L+575	1,336,285	1,336,285	1,306,085
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	890,857	—	(20,133)
Research Horizons, LLC	06/28/2022	Media	7.84%	1M L+625	30,336,993	30,064,509	28,820,144
Research Now Group, Inc. and Survey Sampling International LLC (5)	12/20/2024	Business Services	7.26%	3M L+550	17,852,375	17,720,296	17,138,280
Riverpoint Medical, LLC (5)	06/20/2025	Healthcare, Education and Childcare	5.75%	3M L+500	1,985,000	1,966,997	1,897,064
Riverpoint Medical, LLC (Revolver)	06/20/2025	Healthcare, Education and Childcare	5.75%	3M L+475	181,818	181,818	173,764
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	181,818	—	(8,055)
Riverside Assessments, LLC	03/10/2025	Education	6.75%	3M L+575	15,750,000	15,438,109	14,568,750
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,503,798	5,425,380	5,228,608
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	1M L+550	597,943	597,943	565,057
Sales Benchmark Index LLC	01/03/2025	Business Services	7.87%	3M L+600	7,926,829	7,775,124	7,768,293
Sales Benchmark Index LLC (7)	06/03/2021	Business Services	—	—	1,829,268	—	(36,585)
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(14,634)
Schlesinger Global, Inc. (5)	07/14/2025	Business Services	7.44%	3M L+600	518,879	512,465	508,502
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—	—	38,040	—	(761)
Signature Systems Holding Company (5)	05/03/2024	Chemicals, Plastics and Rubber	7.57%	3M L+650	14,625,000	14,443,649	14,288,625
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	322,581	322,581	315,161
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	1,693,548	—	(38,952)
Solutionreach, Inc. (5)	01/17/2024	Communications	6.74%	3M L+575	13,186,800	12,973,324	12,747,681
Solutionreach, Inc. (Revolver)	01/17/2024	Communications	6.71%	3M L+575	1,248,750	1,248,750	1,207,167
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	416,250	—	(13,861)
Spear Education, LLC	02/26/2025	Education	6.90%	3M L+525	15,125,000	14,977,730	14,822,500
Spear Education, LLC (7)	02/26/2025	Education	—	—	6,875,000	—	(137,500)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%	1M L+900	20,478,378	$19,760,203	19,454,459
Spectacle Gary Holdings, LLC (7)	12/23/2025	Hotels, Motels, Inns and Gaming	—	—	1,121,622	—	(56,081)
STV Group Incorporated (5)	12/11/2026	Transportation	6.24%	1M L+525	12,698,529	12,574,726	12,444,558
TeleGuam Holdings, LLC (5)	11/20/2025	Telecommunications	5.50%	1M L+450	5,141,864	5,092,144	4,936,190
Teneo Holdings LLC (5)	07/18/2025	Financial Services	6.25%	1M L+525	1,990,000	1,875,360	1,890,500
TPC Canada Parent, Inc. and TPC US Parent, LLC (5),(8),(11)	11/24/2025	Food	7.14%	3M L+525	7,476,732	7,419,947	7,255,421
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	12.24%	3M L+1,125	20,480,105	20,393,450	20,275,304
TVC Enterprises, LLC (5)	01/18/2024	Transportation	6.50%	1M L+550	32,794,325	32,271,869	32,138,439
TVC Enterprises, LLC (7)	01/18/2024	Transportation	—	—	4,053,227	—	(81,065)
TVC Enterprises, LLC (Revolver)	01/18/2024	Transportation	6.50%	1M L+550	1,519,709	1,519,709	1,489,315
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—	—	1,182,443	—	(23,649)
TWS Acquisition Corporation (5)	06/16/2025	Education	7.25%	1M L+625	8,644,186	8,452,887	8,384,860
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	7.25%	1M L+625	1,137,857	1,137,857	1,103,721
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	505,714	—	(15,171)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.75%	1M L+575	6,058,993	6,034,358	5,651,861
UBEO, LLC (5)	04/03/2024	Printing and Publishing	6.51%	3M L+450	4,782,541	4,740,338	4,734,715
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	9.95%	1M L+850	8,345,313	8,345,313	8,220,133
Vision Purchaser Corporation (5)	06/10/2025	Media	7.33%	1M L+625	14,430,851	14,157,656	13,853,617
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	8.16%	3M L+650	21,796,875	21,448,103	21,796,875
Whitney, Bradley & Brown, Inc. (5)	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,573,065	14,365,290	14,427,335
Wildcat Buyerco, Inc.	02/27/2026	Electronics	7.14%	3M L+550	7,720,588	7,549,899	7,527,573
Wildcat Buyerco, Inc. (7)	02/27/2026	Electronics	—	—	4,044,118	—	(55,607)
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(13,787)
Total First Lien Secured Debt						801,756,592	780,453,206
Second Lien Secured Debt—41.8%
Condor Borrower, LLC	04/25/2025	Business Services	10.53%	3M L+875	10,344,828	10,186,837	9,568,966
Confie Seguros Holding Co.	10/31/2025	Insurance	10.08%	3M L+850	14,500,000	14,263,221	13,775,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%	3M L+825	19,627,143	19,363,350	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,044,335	30,631,250
Infogroup, Inc.	04/03/2024	Other Media	10.70%	3M L+925	20,400,000	20,127,389	19,176,000
MailSouth, Inc.	10/23/2024	Printing and Publishing	12.00%	12M L+925	36,828,975	36,246,451	33,514,367
MBS Holdings, Inc.	01/02/2024	Telecommunications	10.09%	1M L+850	19,623,649	19,320,122	19,034,940
Shift4 Payments, LLC	11/28/2025	Financial Services	10.28%	3M L+850	27,000,000	26,953,193	26,190,000
VT Topco, Inc.	08/24/2026	Business Services	8.45%	3M L+700	10,000,000	9,954,729	9,700,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	9.57%	1M L+850	35,300,000	34,761,586	34,594,000
Total Second Lien Secured Debt						223,221,213	215,811,666
Subordinated Debt/Corporate Notes—12.5%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	13,911,992	13,684,198	13,529,412
			(PIK 2.00%)
Cascade Environmental LLC	08/20/2021	Environmental Services	15.00%	—	52,078,443	51,775,782	50,906,678
			(PIK 15.00%)
Total Subordinated Debt/Corporate Notes						65,459,980	64,436,090
Preferred Equity/Partnership Interests—0.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	220,354
Condor Holdings Limited (8), (11)	—	Business Services	—	—	556,000	64,277	64,277
Condor Top Holdco Limited (8), (11)	—	Business Services	—	—	556,000	491,723	491,723
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	417,916
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	107	106,823	92,712
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,347	1,346,530	1,410,550
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,012	225,670
Total Preferred Equity/Partnership Interests						3,268,365	2,923,202
Common Equity/Partnership Interests/Warrants—12.4% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	805,164
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	115,374
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	2,159,885
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	404,429
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	960,839
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	122,870	1,270,646	1,396,869
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,242,061
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449	3,448,658	6,602,971
ECM Investors, LLC (9)	—	Electronics			136,209	136,209	120,865
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,524,017
Faraday Holdings, LLC	—	Building Materials	—	—	4,277	217,635	701,603
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	652,084	652,084	369,747
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	8	8,197	13,754
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	810,645	795,588
(TVC Enterprises, LLC)
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	310,649
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	2,189,011
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040,000	498,366
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	292,903	4,317,307	9,548,384
ITC Rumba, LLC (Cano Health, LLC) (7), (9)	—	Healthcare, Education and Childcare	—	—	15,931	—	—
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	1,906,433	5,539,996
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (12)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	1,055,939
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	$—	$348,037
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	545,484
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	180,572
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	—
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180	2,180	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	982,857	861,895
(Holdco Sands Intermediate, LLC) (9)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	300,356
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	71	70,870	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,620,000
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,318,691
Class B (US Dominion, Inc.)
TPC Holding Company, LP (8)	—	Food	—	—	11,527	11,527	28,241
U.S. Well Services, Inc. - Class A (11), (12)	—	Oil and Gas	—	—	1,261,201	3,021,880	378,360
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	2,080,571
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	4,450,000	15,665,658
(Winter Park Intermediate, Inc.)
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,163	216,263	181,825
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	2,088,812
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						43,185,289	63,954,013
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						1,136,891,439	1,127,578,177
Investments in Non-Controlled, Affiliated Portfolio Companies—5.2% (1), (2)
Preferred Equity/Partnership Interests—5.2% (6)
ETX Energy, LLC	—	Oil and Gas	—	—	61,732	6,173,200	9,957,372
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	16,691,176
Total Preferred Equity/Partnership Interests						21,565,389	26,648,548
Common Equity/Partnership Interests/Warrants—0.0% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	—
Total Common Equity/Partnership Interests/Warrants						56,063,531	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,628,920	26,648,548
Investments in Controlled, Affiliated Portfolio Companies—38.7% (1), (2)
First Lien Secured Debt—6.7%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.25%	3M L+575	£28,000,000	39,051,600	34,718,600
Total First Lien Secured Debt						39,051,600	34,718,600
Second Lien Secured Debt—8.9%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	12.00%	3M L+1,000	49,550,171	49,134,447	45,833,908
			(PIK 12.00%)
Total Second Lien Secured Debt						49,134,447	45,833,908
Preferred Equity—2.3% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	4,758
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.94%	3M L+1,000	833	10,725,000	11,676,223
Total Preferred Equity						11,271,750	11,680,981
Common Equity—20.8% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	1,747,090
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,150,000	9,536,976
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	96,302,662
Total Common Equity						174,990,570	107,586,728
Total Investments in Controlled, Affiliated Portfolio Companies						274,448,367	199,820,217
Total Investments—262.1%						1,488,968,726	1,354,046,942
Cash and Cash Equivalents—4.9%
BlackRock Federal FD Institutional 30						14,178,392	14,178,392
BNY Mellon Cash Reserve and Cash						10,996,318	10,949,123
Total Cash and Cash Equivalents						25,174,710	25,127,515
Total Investments and Cash Equivalents—266.9%						$1,514,143,436	$1,379,174,457
Liabilities in Excess of Other Assets—(166.9%)							(862,495,220)
Net Assets—100.0%							$516,679,237

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
(4)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L” or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread includes payment-in-kind, or PIK, interest and other fee rates, if any.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2020, qualifying assets represent 97% of the Company’s total assets and non-qualifying assets represent 3% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Affiliated Portfolio Companies—8.5% (1), (2)
Preferred Equity/Partnership Interests—8.1% (6)
ETX Energy, LLC	—	Oil and Gas	—	—	61,732	$6,173,200	$22,717,376
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,188	24,549,408
Total Preferred Equity/Partnership Interests						21,565,388	47,266,784
Common Equity/Partnership Interests/Warrants—0.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,761,831	2,082,554
Total Common Equity/Partnership Interests/Warrants						56,035,427	2,082,554
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,600,816	49,349,338
Investments in Controlled, Affiliated Portfolio Companies—40.1% (1), (2)
First Lien Secured Debt—18.8%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.54%	3M L+575	£28,000,000	39,051,600	34,504,400
RAM Energy LLC	07/01/2022	Energy and Utilities	8.00%	—	35,000,000	35,000,000	35,000,000
RAM Energy LLC (Revolver)	07/01/2022	Energy and Utilities	8.00%	—	40,000,000	40,000,000	40,000,000
Total First Lien Secured Debt						114,051,600	109,504,400
Second Lien Secured Debt—7.9%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	12.30%	3M L+1,000	46,610,223	46,163,881	46,144,120
			(PIK 12.30%)
Total Second Lien Secured Debt						46,163,881	46,144,120
Preferred Equity—1.6% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	11,251
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.94%	3M L+1,000	833	8,975,000	9,264,347
Total Preferred Equity						9,521,750	9,275,598
Common Equity—11.8% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	2,554,804
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	5,983,333	17,014,720
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	84,747	76,264,739	48,957,717
Total Common Equity						87,380,569	68,527,241
Total Investments in Controlled, Affiliated Portfolio Companies						257,117,800	233,451,359
Total Investments—209.6%						1,257,022,715	1,219,432,796
Cash and Cash Equivalents—10.2%
BlackRock Federal FD Institutional 30						47,640,291	47,640,291.72
BNY Mellon Cash Reserve and Cash						11,906,147	11,875,944
Total Cash and Cash Equivalents						59,546,438	59,516,236
Total Investments and Cash Equivalents—219.8%						$1,316,569,153	$1,278,949,032
Liabilities in Excess of Other Assets—(119.8%)							(697,043,364)
Net Assets—100.0%							$581,905,668
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
(4)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the LIBOR “L” or Prime rate, or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread includes PIK interest and other fee rates, if any.

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

MARCH 31, 2020

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

We have entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages the day-to-day operations of and provides investment advisory services to SBIC II under a separate investment management agreement. We have also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to our SBIC Fund under a separate administration agreement. See Note 3.

SBIC II, our wholly owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II received a license from the SBA to operate as a SBIC, under Section 301(c) of the 1958 Act. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment.

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

MARCH 31, 2020

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2020 and September 30, 2019, we had no portfolio companies on non-accrual.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended March 31, 2020, we recorded a provision for taxes of $0.3 million (which consisted of $0.1 million for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries) and $0.6 million (which consisted of $0.2 million for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), respectively. For both the three and six months ended March 31, 2019, we recorded a provision for taxes of $0.3 million (which consisted of $0.2 million for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries) and $0.6 million (which consisted of $0.4 million for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), respectively.

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

MARCH 31, 2020

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

(g)	Asset Transfers and Servicing

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

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2020, the Investment Adviser earned a base management fee of $4.9 million and $9.6 million, respectively, from us. For the three and six months ended March 31, 2019, the Investment Adviser earned a base management fee of $4.5 million and $8.9 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For the three and six months ended March 31, 2020, the Investment Adviser earned $1.9 million and $2.7 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2019, the Investment Adviser earned less than $0.1 million and $2.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to our SBIC Fund under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2020, we reimbursed the Investment Adviser approximately $0.5 million and $0.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above. For the three and six months ended March 31, 2019, we reimbursed the Investment Adviser approximately $0.8 million and $1.1 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the three and six months ended March 31, 2020, the Company purchased $15.0 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act. There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and six months ended March 31, 2019.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2020 totaled $110.3 million and $288.7 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $186.7 million and $383.1 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2020 totaled $16.4 million and $47.5 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $115.1 million and $240.9 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2020		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$840,808,192	$815,171,806	$697,120,114	$695,280,815
Second lien	272,355,660	261,645,574	269,204,159	269,310,647
Subordinated debt / corporate notes	65,459,980	64,436,090	61,522,066	61,187,670
Equity	310,344,894	212,793,472	229,176,376	193,653,664
Total investments	1,488,968,726	1,354,046,942	1,257,022,715	1,219,432,796
Cash and cash equivalents	25,174,710	25,127,515	59,546,438	59,516,236
Total investments and cash and cash equivalents	$1,514,143,436	$1,379,174,457	$1,316,569,153	$1,278,949,032

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2020	September 30, 2019
Healthcare, Education and Childcare	16%	16%
Energy and Utilities	7	10
Media	7	8
Business Services	6	4
Consumer Products	6	6
Aerospace and Defense	4	4
Auto Sector	4	4
Building Materials	4	5
Environmental Services	4	4
Hotels, Motels, Inns and Gaming	4	2
Printing and Publishing	4	4
Chemicals, Plastics and Rubber	3	4
Education	3	1
Electronics	3	2
Personal, Food and Miscellaneous Services	3	3
Transportation	3	3
Beverage, Food and Tobacco	2	3
Distribution	2	4
Financial Services	2	2
Home and Office Furnishings	2	2
Insurance	2	1
Manufacturing / Basic Industries	2	3
Telecommunications	2	2
Other	5	3
Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair Value at March 31, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$23,310,880	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	791,860,926	Market Comparable	Market Yield	6.8% – 14.6% (9.1%)
Second lien	261,645,574	Market Comparable	Market Yield	9.2% – 14.2% (11.7%)
Subordinated debt / corporate notes	64,436,090	Market Comparable	Market Yield	12.8% – 16.8% (15.9%)
Equity	211,359,173	Enterprise Market Value	EBITDA multiple	5.3x – 14.6x (12.0x)
Total Level 3 investments	$1,352,612,643
Long-Term Credit Facilities	$633,015,430	Market Comparable	Market Yield	4.7% – 5.0% (4.8%)

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$30,300,736	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	55,556,250	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	664,980,079	Market Comparable	Market Yield	6.7% – 15.8% (8.7%)
Second lien	213,754,397	Market Comparable	Market Yield	10.3% – 12.7% (11.4%)
Subordinated debt / corporate notes	61,187,670	Market Comparable	Market Yield	12.0% – 16.1% (15.2%)
Equity	192,859,084	Enterprise Market Value	EBITDA multiple	0.6x – 17.3x (12.1x)
Total Level 3 investments	$1,218,638,216
Long-Term Credit Facilities	$465,390,214	Market Comparable	Market Yield	3.9% – 4.2% (4.1%)

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facilities, SBA debentures and 2024 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at March 31, 2020
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,141,253,470	$—	$—	1,141,253,470
Equity investments	212,793,472	1,434,299	—	211,359,173
Total investments	1,354,046,942	1,434,299	—	1,352,612,643
Cash and cash equivalents	25,127,515	25,127,515	—	—
Total investments and cash and cash equivalents	$1,379,174,457	$26,561,814	$—	$1,352,612,643
BNP Credit Facility	$228,585,000	$—	$—	$228,585,000
Truist Credit Facility	404,430,430	—	—	404,430,430
SBA Debentures(1)	130,285,249	—	—	130,285,249
2024 Notes(1)	62,100,000	—	62,100,000	—
Total debt	$825,400,679	$—	$62,100,000	$763,300,679

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,025,779,132	$—	$—	$1,025,779,132
Equity investments	193,653,664	794,580	—	192,859,084
Total investments	1,219,432,796	794,580	—	1,218,638,216
Cash and cash equivalents	59,516,236	59,516,236	—	—
Total investments and cash and cash equivalents	$1,278,949,032	$60,310,816	$—	$1,218,638,216
BNP Credit Facility	$170,145,000	$—	$—	$170,145,000
Truist Credit Facility	295,245,214	—	—	295,245,214
SBA Debentures(1)	146,111,055	—	—	146,111,055
2024 Notes(1)	72,256,607	—	72,256,607	—
Total debt	$683,757,876	$—	$72,256,607	$611,501,269

(1)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of  March 31, 2020 and September 30, 2019, the carrying value of the SBA debentures approximates the fair value. As of September 30, 2019, the carrying value of the 2024 Notes approximates the fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2020
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,025,779,134	$192,859,082	1,218,638,216
Net realized gain (loss)	1,516,979	(12,127,225)	(10,610,246)
Net change in unrealized depreciation	(35,303,152)	(60,374,875)	(95,678,027)
Purchases, PIK interest, net discount accretion and non-cash exchanges	196,332,806	91,465,096	287,797,902
Sales, repayments and non-cash exchanges	(47,072,297)	(462,905)	(47,535,202)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,141,253,470	$211,359,173	$1,352,612,643
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(35,303,154)	$(69,768,488)	$(105,071,642)

	Six Months Ended March 31, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized gains	1,695,602	7,766,612	9,462,214
Net unrealized depreciation	(4,414,639)	(35,819,057)	(40,233,696)
Purchases, PIK interest, net discount accretion and non-cash exchanges	354,143,193	29,624,474	383,767,667
Sales, repayments and non-cash exchanges	(235,568,012)	(5,246,231)	(240,814,243)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,086,443,847	$156,981,842	$1,243,425,689
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(4,016,698)	$(27,186,365)	$(31,203,063)

The table below shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Credit Facilities	2020	2019
Beginning Balance (cost – $472,636,000 and $80,520,000, respectively)	$465,390,214	$77,645,830
Net change in unrealized depreciation included in earnings	(46,374,784)	(8,405,135)
Borrowings (1)	267,000,000	713,500,000
Repayments (1)	(53,000,000)	(262,384,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $686,636,000 and $531,636,000, respectively)	$633,015,430	$520,356,695
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $686,636,000 and $531,636,000, respectively)	$633,015,430	$520,356,695

(1)	Excludes temporary draws.

As of March 31, 2020, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$35,958,550	June 17, 2020	$(4,177,450)

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$35,736,700	December 13, 2019	$(4,399,300)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred no expenses for both the three and six months ended March 31, 2020. During both the three and six months ended March 31, 2019, we incurred expenses of $4.9 million relating to debt issuance costs on the BNP Credit Facility and the prepayment of the 2019 Notes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

For the three and six months ended March 31, 2020, our Credit Facilities had a net change in unrealized depreciation of $48.9 million and $46.4 million, respectively. For the three and six months ended March 31, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $3.7 million and $9.7 million, respectively. As of March 31, 2020 and September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $53.6 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2020 were as follows:

Name of Investment	Fair Value at September 30, 2019	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2020	Interest Income	PIK Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,059,204	$—	$—	$(593,514)	$36,465,690	$1,174,006	$—	$—
PT Networks, LLC	72,434,438	5,887,233	—	(11,269,806)	67,051,865	30,618	2,969,322	—
RAM Energy LLC	123,957,717	11,443,334	—	(39,098,389)	96,302,662	—	1,426,666	—
Total Controlled Affiliates	$233,451,359	$17,330,567	$—	$(50,961,709)	$199,820,217	$1,204,624	$4,395,988	$—
Non-Controlled Affiliates
ETX Energy, LLC	$22,717,376	$—	$—	$(12,760,004)	$9,957,372	$—	$—	$—
MidOcean JF Holdings Corp.	26,631,962	28,104	—	(9,968,890)	16,691,176	—	—	—
Total Non-Controlled Affiliates	$49,349,338	$28,104	$—	$(22,728,894)	$26,648,548	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$282,800,697	$17,358,671	$—	$(73,690,603)	$226,468,765	$1,204,624	$4,395,988	$—

(1)	Includes PIK.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator for net (decrease) increase in net assets resulting from operations	$(60,292,703)	$(4,746,497)	$(41,090,193)	$2,031,692
Denominator for basic and diluted weighted average shares	67,045,105	67,831,051	67,045,105	68,375,908
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.90)	$(0.07)	$(0.61)	$0.03

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2020 and September 30, 2019, cash and cash equivalents consisted of money market funds in the amounts of $25.1 million and $59.5 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2020	2019
Per Share Data:
Net asset value, beginning of period	$8.68	$9.11
Net investment income (1)	0.31	0.34
Net realized and change in unrealized loss (1)	(0.92)	(0.31)
Net (decrease) increase in net assets resulting from operations (1)	(0.61)	0.03
Distributions to stockholders (1), (2)	(0.36)	(0.36)
Repurchase of common stock (1)	—	0.05
Net asset value, end of period	$7.71	$8.83
Per share market value, end of period	$2.59	$6.91
Total return* (3)	(56.33)%	(2.55)%
Shares outstanding at end of period	67,045,105	67,045,105
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.26%	4.69%
Ratio of interest and expenses on debt to average net assets (5)	6.16%	5.07%
Ratio of total expenses to average net assets (5)	11.43%	9.76%
Ratio of net investment income to average net assets (5)	7.09%	8.29%
Net assets at end of period	$516,679,237	$592,148,791
Weighted average debt outstanding (6)	$699,915,641	$451,444,179
Weighted average debt per share (1), (6)	$10.44	$6.60
Asset coverage per unit (7)	$1,608	$2,119
Portfolio turnover ratio	7.14%	41.26%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any (not annualized).
(6)	Includes SBA debentures outstanding.
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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2020 and 2019, inclusive of the fee on the undrawn commitment under the Credit Facilities, debt issuance costs on the BNP Credit Facility, prepayment penalties on the 2019 Notes and amortized upfront fees on the 2024 Notes and SBA debentures, was 5.1% and 7.0%, respectively. As of March 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA), as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 161% and 207%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of March 31, 2020 and September 30, 2019, Funding I had $245.0 million and $171.0 million in outstanding borrowings under the BNP Credit Facility, respectively. The BNP Credit Facility had a weighted average interest rate of 3.6% and 4.6%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2020 and September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2020 and September 30, 2019, Funding I had $5.0 million and $79.0 million of unused borrowing capacity under the BNP Credit Facility, respectively, subject to leverage and borrowing base restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. As of March 31, 2020, we were in compliance with the terms of the BNP Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

Truist Credit Facility

As of March 31, 2020, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2020 and September 30, 2019, we had $441.6 million and $301.6 million (including a $15.0 million temporary draw), respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 3.2% and 4.2%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2020 and September 30, 2019. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($55.0 million of the $475 million commitment will mature May 25, 2022), with a one-year term-out period and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2020 and September 30, 2019, we had $33.4 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by Funding I and SBIC II. As of March 31, 2020, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $133.5 million as of March 31, 2020. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2020 and September 30, 2019, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and six months ended March 31, 2020, zero and $16.5 million in SBA debentures were repaid, respectively. As of March 31, 2020 and September 30, 2019, the unamortized fees on the SBA debentures were $3.2 million and $3.9 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.1%	$133,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, our SBIC Fund is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2020, SBIC II was in compliance with its regulatory requirements.

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

2024 Notes

As of March 31, 2020 and September 30, 2019, we had $86.3 million and $75.0 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facilities. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2020

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2020 and September 30, 2019, we had $61.2 million and $30.4 million, respectively, in commitments to fund investments.

12 UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2019, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with  Rule 10-01(b) of Regulation S-X under the Securities Act, presented below is summarized unaudited financial information for the three and six months ended March 31, 2020 and 2019.

a)	PT Networks, LLC:

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement (1)	2020	2019	2020	2019
Total revenue	$51,993	$51,597	$108,646	$91,140
Total expenses	(59,871)	(62,743)	(109,359)	(113,218)
Net loss	$(7,878)	$(11,146)	$(713)	$(22,078)

b)	RAM Energy Holdings LLC:

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement (1)	2020	2019	2020	2019
Total revenue	$18,274	$8,072	$25,203	$13,837
Total expenses	(13,449)	(9,336)	(23,911)	(16,276)
Net income (loss)	$4,825	$(1,264)	$1,292	$(2,439)

(1)	All amounts are in thousands.

13. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. During the three and six months ended March 31, 2019, we repurchased 1.0 million and 2.0 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $7.0 million and $14.5 million, respectively. We repurchased 4.0 million shares of our common stock in open market transactions while the program was in effect for an aggregate cost (including transaction costs) of $29.5 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of March 31, 2020, the related consolidated statements of operations and the related consolidated statements of changes in net assets for the three and six months ended March 31, 2020 and 2019, and cash flows for the six months ended March 31, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated November 21, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

May 11, 2020

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of Brexit and other world economic and political issues.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to our SBIC Fund under its investment management agreement. Our SBIC Fund’s investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to our SBIC Fund under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

COVID-19 Developments

The novel coronavirus (commonly known as “COVID-19”) was first detected in December 2019 in the city of Wuhan in China and has since been identified as a global pandemic by the World Health Organization. In response, governmental authorities of affected jurisdictions, including those in the United States, have imposed travel restrictions and required the temporary closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation. These restrictions and “stay-at-home” orders have essentially resulted in the shutdown of all non-essential businesses, as defined by each governmental authority imposing the respective orders. The economic impact resulting from such restrictions has adversely affected the business operations of some, if not all, of our portfolio companies, as well as our own operations and the operations of our Adviser. We cannot predict with any level of certainty the magnitude of the impact to our business operations or the business operations of our portfolio companies due to the business and supply-chain disruptions caused by the COVID-19 pandemic and the resulting governmental responses. However, we expect such adverse effects to continue for the duration of the pandemic, and potentially for some time thereafter.

Due to the nature of these governmental restrictions and their potentially long-lasting duration, we anticipate that some portfolio companies, especially those in vulnerable industries such as retail, food and beverage and travel, will undergo significant financial distress and possibly default on their financial obligations to us and their other capital providers. Moreover, if our portfolio companies remain subject to prolonged and severe financial distress, we expect such companies to substantially curtail their operations, defer capital expenditures, furlough or lay off workers and terminate relationships with their service providers. These developments would likely reduce the value of our investments in such portfolio companies and permanently impair their business operations.

The COVID-19 pandemic could continue to have an adverse impact on the global economy and result in a period, however long, of global economic slowdown. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies. While we are unable to predict the ultimate adverse effect of COVID-19 on our results of operation, we have identified certain factors that may affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic slowdowns;

•	changes in interest rates, including LIBOR;

•	limited availability of credit, both in the U.S. and internationally;

•	disruptions to supply-chains and price volatility;

•	changes to existing laws and regulations, or the imposition of new laws and regulations; and

•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies are likely to reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. If such cash flows cannot be sustained, we may be required to reduce the amount of our future distributions to stockholders. Although we had no non-accrual assets during the quarter ended March 31, 2020, the continuing impact of the COVID-19 pandemic may result in portfolio investments being placed on non-accrual status in the future.

We have had a significant reduction in our net asset value as of March 31, 2020 as compared to our net asset value in the prior quarter, which was primarily due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact as well as the re-pricing of credit risk in the broadly syndicated credit market. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in unrealized depreciation in respect of our portfolio company investments, which led to a decrease in the fair value of some of our portfolio company investments.

Additionally, as of March 31, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 161% and 207%, respectively. Our Credit Facilities include standard covenants and events of default provisions. If we fail to make payments required under such facilities or breach the covenants therein, it could result in a default under the Credit Facilities. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the applicable lender may accelerate the repayment of our indebtedness under the respective credit facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, our debt portfolio consisted of 94% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the BNP Credit Facility and the Truist Credit Facility also have floating rate interest provisions, with pricing set at 260 basis points over LIBOR (or an alternative risk-free floating interest rate index) and 225 basis points over LIBOR (or an alternative risk-free floating interest rate index), respectively. LIBOR decreased in March 2020 when, among other things, the U.S. Federal Reserve reduced certain interest rates as a result of the COVID-19 pandemic. If interest rates remain at such levels, our gross investment income may decrease which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

While we have generally avoided direct investments in industries that have been hard hit by the spread of COVID-19, including retail, restaurants and airlines, some of our portfolio companies, such as those in the oil and gas and events and gaming industries, have been especially susceptible to the economic effects of the COVID-19 pandemic. As the COVID-19 pandemic began to worsen, we proactively took action to support and evaluate our portfolio companies including, but not limited to, the following: 1) gathering additional information regarding the business operations and market impact of COVID-19 from a multitude of sources such as qualified third-party service providers, management teams and private equity sponsor owners of our investment companies and other sources; 2) establishing frequent real-time communications with our private equity sponsor partners and stakeholders, which we believe will result in more efficient solutions for our portfolio companies and, due to our strong business relationships with such sponsors, will create the appropriate incentives necessary for them to work with us to address the needs of our portfolio companies; and 3) through the use of our underwriting team and the benefit of our strong analytics surrounding the portfolio, assessing the likely impact of the COVID-19 pandemic on our portfolio companies and segmenting our portfolio to call attention to those borrowers who, as a result of COVID-19, are of moderate or higher risk of default, which will enable us to focus on and assist those borrowers which are more likely to require attention.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2020, our portfolio totaled $1,354.0 million and consisted of $815.2 million of first lien secured debt, $261.6 million of second lien secured debt, $64.4 million of subordinated debt and $212.8 million of preferred and common equity. Our debt portfolio consisted of 94% variable-rate investments. As of March 31, 2020, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized depreciation of $135.0 million as of March 31, 2020. Our overall portfolio consisted of 87 companies with an average investment size of $15.6 million, had a weighted average yield on interest bearing debt investments of 9.1% and was invested 60% in first lien secured debt, 19% in second lien secured debt, 5% in subordinated debt and 16% in preferred and common equity.

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

For the three months ended March 31, 2020, we invested $106.8 million in eight new and 24 existing portfolio companies with a weighted average yield on debt investments of 8.2%. Sales and repayments of investments for the three months ended March 31, 2020 totaled $16.4 million. For the six months ended March 31, 2020, we invested $280.5 million in 21 new and 39 existing portfolio companies with a weighted average yield on debt investments of 8.6%. Sales and repayments of investments for the six months ended March 31, 2020 totaled $47.5 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and SBA debentures are classified as Level 3. Our 2019 Notes were, and our 2024 Notes are, classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs to value cash equivalents, investments, our 2019 Notes, our SBA debentures, our 2024 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred no expenses for both the three and six months ended March 31, 2020. During both the three and six months ended March 31, 2019, we incurred expenses of $4.9 million relating to debt issuance costs on the BNP Credit Facility and the prepayment of the 2019 Notes. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and the 2019 Notes are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

For the three and six months ended March 31, 2020, our Credit Facilities had a net change in unrealized depreciation of $48.9 million and $46.4 million, respectively. For the three and six months ended March 31, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $3.7 million and $9.7 million, respectively. As of March 31, 2020 and September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $53.6 million and $7.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2020 and 2019.

Investment Income

Investment income for the three and six months ended March 31, 2020 was $27.5 million and $53.5 million, respectively, and was attributable to $17.5 million and $33.5 million from first lien secured debt, $7.7 million and $15.4 million from second lien secured debt and $2.3 million and $4.6 million from subordinated debt, respectively. This compares to investment income for the three and six months ended March 31, 2019 of $28.7 million and $56.1 million, respectively, and was attributable to $15.7 million and $29.0 million from first lien secured debt, $11.2 million and $23.5 million from second lien secured debt and $1.8 million and $3.6 million from subordinated debt, preferred and common equity, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to decreases in LIBOR.

Expenses

Expenses for the three and six months ended March 31, 2020 totaled $17.2 million and $33.0 million, respectively. Base management fee for the same periods totaled $4.9 million and $9.6 million, incentive fee totaled $1.9 million and $2.7 million, debt related interest and expenses totaled $9.0 million and $17.8 million, general and administrative expenses totaled $1.2 million and $2.3 million and provision for taxes totaled $0.3 million and $0.6 million, respectively. This compares to net expenses for the three and six months ended March 31, 2019, which totaled $17.9 million and $32.7 million, respectively. Base management fee for the same periods totaled $4.5 million and $8.9 million, incentive fee totaled less than $0.1 million and $2.7 million, debt related interest and expenses totaled $11.9 million (including $2.2 million of make-whole premium on the repayment of the 2019 Notes and $2.7 million in debt issuance costs on the BNP Credit Facility) and $18.2 million (including $2.2 million of make-whole premium on the repayment of the 2019 Notes and $2.7 million in debt issuance costs on the BNP Credit Facility), general and administrative expenses totaled $1.2 million and $2.3  million and provision for taxes totaled $0.3 million and $0.6 million, respectively. The decrease in expenses for the three months ended March 31, 2020 compared to the same period in the prior year was primarily due to financing costs incurred in the prior year in connection with the redemption of the 2019 Notes, partially offset by the higher leverage costs. The increase in expenses for the six months ended March 31, 2020 compared to the same period in the prior year was primarily due to higher leverage costs as well as higher Management Fees.

Net Investment Income

Net investment income totaled $10.3 million and $20.5 million, or $0.15 and $0.31 per share, for the three and six months ended March 31, 2020, respectively. Net investment income totaled $10.8 million and $23.3 million, or $0.16 and $0.34 per share, for the three and six months ended March 31, 2019, respectively. The decrease in net investment income compared to the same periods in the prior year was primarily due to lower investment income as well as higher leverage costs.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2020 totaled $16.4 million and $47.5 million, respectively, and net realized gains (losses) totaled $1.4 million and $(10.6) million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2019 totaled $115.9 million and $240.9 million, respectively, and net realized gains totaled $1.0 million and $9.5 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments, the Credit Facilities and the 2019 Notes

For the three and six months ended March 31, 2020, we reported net change in unrealized depreciation on investments of $121.0 million and $97.3 million, respectively. For the three and six months ended March 31, 2019, we reported net change in unrealized depreciation on investments of $20.1 million and $40.5 million, respectively. As of March 31, 2020 and September 30, 2019, our net unrealized depreciation on investments totaled $135.0 million and $37.6 million, respectively. The net change in unrealized depreciation on our investments compared to the same periods in the prior year was primarily due to changes in the capital market conditions, as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments”.

For the three and six months ended March 31, 2020 our Credit Facilities had a net change in unrealized depreciation of $48.9 million and $46.4 million, respectively. For the three and six months ended March 31, 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $3.7 million and $9.7 million, respectively. As of March 31, 2020 and September 30, 2019, the net unrealized depreciation on the Credit Facilities totaled $53.6 million and $7.2 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $(60.3) million and $(41.1) million, or $(0.90) and $(0.61) per share, for the three and six months ended March 31, 2020, respectively. Net change in net assets resulting from operations totaled $(4.7) million and $2.0 million, or $(0.08) and $0.26 per share, for the three and six months ended March 31, 2019, respectively. The decrease in the net change in net assets from operations compared to the same periods in the prior year was primarily due to depreciation of the portfolio primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 161% and 207%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2020 and 2019, inclusive of the fee on the undrawn commitment under the Credit Facilities, debt issuance costs on the BNP Credit Facility, prepayment penalties on the 2019 Notes and amortized upfront fees on the 2024 Notes and SBA debentures, was 5.1% and 7.0%, respectively (excluding debt issuance costs and prepayment penalties, amounts were 5.1% and 5.9%, respectively).

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of March 31, 2020 and September 30, 2019, Funding I had $245.0 million and $171.0 million in outstanding borrowings under the BNP Credit Facility, respectively. The BNP Credit Facility had a weighted average interest rate of 3.6% and 4.6%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2020 and September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2020 and September 30, 2019, Funding I had $5.0 million and $79.0 million of unused borrowing capacity under the BNP Credit Facility, respectively, subject to leverage and borrowing base restrictions. The BNP Credit Facility is secured by all of our assets held by Funding I. As of March 31, 2020, we were in compliance with the terms of the BNP Credit Facility.

As of March 31, 2020, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2020 and September 30, 2019, we had $441.6 million and $301.6 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 3.2% and 4.2%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2020 and September 30, 2019. The Truist Credit Facility is a five-year revolving facility with a stated maturity date of September 4, 2024 ($55.0 million of the $475 million commitment will mature May 25, 2022), with a one-year term-out period and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2020 and September 30, 2019, we had $33.4 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by Funding I and SBIC II. As of March 31, 2020, we were in compliance with the terms of the Truist Credit Facility.

As of March 31, 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.50% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of March 31, 2020. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $133.5 million as of March 31, 2020. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2020 and September 30, 2019, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and six months ended March 31, 2020, zero and $16.5 million in SBA debentures were repaid, respectively. As of March 31, 2020 and September 30, 2019, the unamortized fees on the SBA debentures were $3.2 million and $3.9 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2020 and September 30, 2019 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.1%	$133,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2020, SBIC II was in compliance with its regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of March 31, 2020 and September 30, 2019, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2020 and September 30, 2019, we had cash and cash equivalents of $25.1 million and $59.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $218.6 million for the six months ended March 31, 2020, and our financing activities provided cash of $184.3 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facilities.

Our operating activities used cash of $121.3 million for the six months ended March 31, 2019 and our financing activities provided cash of $132.0 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities used cash primarily to pay distributions to stockholders and for net repayments under the Truist Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2020, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Credit Facility	$245.0	$—	$—	$245.0	$—
Truist Credit Facility	441.6	—	51.1	390.5	—
SBA debentures	133.5	—	—	133.5	—
2024 Notes	86.3	—	—	86.3	—
Total debt outstanding (1)	906.4	—	51.1	855.2	—
Unfunded investments (2)	61.2	—	7.6	25.0	28.6
Total contractual obligations	$967.6	$—	$58.8	$880.2	$28.6

(1)

The annualized weighted average cost of debt as of March 31, 2020, was 3.5%, exclusive of the fee on the undrawn commitment on the Credit Facilities, debt issuance costs on the 2024 Notes and upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in February 2020, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement with us. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

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

During the three and six months ended March 31, 2020, we declared distributions of $0.18 and $0.36 per share, for total distributions of $12.1 million and $24.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.18 and $0.36 per share, for total distributions of $12.1 million and $24.3 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Developments

Subsequent to March 31, 2020, the market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and may continue to adversely affect, our operations and the operations of our Investment Adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. That said, we expect that the COVID-19 pandemic will have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “COVID-19 Developments” above.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, our debt portfolio consisted of 94% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$888	$0.01
Up 1%	4,235	0.06
Up 2%	8,643	0.13
Up 3%	13,050	0.19
Up 4%	$17,458	$0.26

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed on November 21, 2019 and amended on March 30, 2020, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We are partially dependent on SBIC II for cash distributions to enable us to meet the distribution requirements to be subject to tax as a RIC. In this regard, our SBIC Fund is limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to satisfy the requirements to be subject to tax as a RIC. In such a case, we would need to request a waiver of the SBA’s restrictions for SBIC II to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if SBIC II is unable to obtain a waiver, compliance with the SBA regulations may cause us to incur a corporate-level income tax.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facilities, 2024 Notes and SBA debentures and expect in the future to borrow additional amounts under our Credit Facilities or other debt securities, subject to market availability, and may increase the size of our Credit Facilities. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Credit Facilities. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facilities and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease pandemics and other serious health events. These market conditions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (commonly known as “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, COVID-19 was first detected in the city of Wuhan in the Hubei province of China.  The spread of COVID-19 has resulted in governmental orders imposing travel restrictions and prolonged closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation around the world, which has materially disrupted the demand for our portfolio companies’ products and services and is making it more difficult for our portfolio companies to conduct their businesses. In addition, supply chains worldwide have been interrupted, slowed, or rendered inoperable as a result of the COVID-19 pandemic, and an increasing number of individuals are becoming ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak have resulted in forced shutdowns of our portfolio companies’ facilities for extended periods. These prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, have adversely affected their ability to obtain the necessary raw materials or components to make their products and caused a decline in the demand for their products or services. This may require, or in some cases already has required, our portfolio companies to furlough or lay off employees, terminate relationships with service providers or otherwise significantly curtail their standard business operations, which would likely cause, or already has caused, a negative impact on their operating results.

The global impact of the COVID-19 outbreak continues to evolve and is adversely affecting our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, and will continue to result in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. These factors are limiting our portfolio companies’ access to capital in a time of great economic distress. While government authorities are rapidly introducing creative proposals to address the needs of businesses, such actions may not adequately address the problems facing our portfolio companies.

The outbreak is likely to have a continued adverse impact on economic and market conditions and may trigger a prolonged period of global economic slowdown. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. The full negative impact of COVID-19 on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to reduce the spread of the virus, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions are adversely affecting our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity will continue to negatively impact us. These unfavorable economic conditions are also increasing our funding costs and limiting our access to the capital markets, and may result in a decision by lenders not to extend credit to us in the future. These events have limited and will continue to limit our investment originations, limit our ability to grow and negatively impact our operating results and the fair values of our debt and equity investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any sales of unregistered securities during the six months ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 8, 2020, our board of directors adopted the Second Amended and Restated Bylaws of the Company (the “Second A&R Bylaws"), which became effective immediately. The Second A&R Bylaws, among other things, amended (i) the exclusive forum provision in Article XV and (ii) the voting standard for the election of directors in Article II, Section 7, as described below.

The Second A&R Bylaws amended Article XV to include Internal Corporate Claims (a new term resulting from a change in Maryland law that is defined in Section 1-101 of the Maryland General Corporation Law (the “MGCL”)) as a type of litigation subject to the Company’s exclusive forum provision. The revised Article XV also clarifies that the exclusive forum provision does not cover actions arising under federal securities laws and provides that none of the actions, claims or proceedings explicitly covered in the exclusive forum provision may be brought in any court sitting outside the State of Maryland without the Company’s written consent.

The Second A&R Bylaws also amended Article II, Section 7 to change the voting standards for the election of directors from an affirmative vote of the holders of a majority of the shares of the Company’s stock outstanding to an affirmative vote of a majority of the total votes cast for and against each director nominee in an uncontested election. In addition, the amendment provides that directors shall be elected by a plurality of votes cast at a meeting of stockholders in a contested election where the number of nominees is greater than the number of directors to be elected at the meeting. Under the revised voting standard, a nominee shall be elected to the Company’s board of directors by a majority of the votes cast with respect to such nominee, which means that the number of votes cast for a director nominee must exceed the number of votes cast against the nominee; provided that if the election is contested, directors shall be elected by a plurality of the votes cast. The amendment further provides that voting on any matter, including the election of directors, may be conducted orally unless the chairman of the meeting orders that voting be by ballot or otherwise.

The foregoing description of the Second A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Second A&R Bylaws, which is attached as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

Unless specifically indicated otherwise, the following exhibits are incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Incorporation (Incorporated by reference to Exhibit 99(a) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2/A (File No. 333-140092), filed on April 5, 2007).

3.2*	Second Amended and Restated Bylaws of the Registrant.

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 11, 2020	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)