Form 10-K
period 2020-09-30
PENNANTPARK INVESTMENT CORP
filed 2020-11-19
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2020 based on the closing price on that date of $2.59 on The Nasdaq Global Select Market was approximately $169 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 67,045,105 shares of the Registrant’s common stock outstanding as of November 19, 2020.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

PART I

In this annual report on Form 10-K, or the Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refer to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Funds” refers collectively to our consolidated subsidiaries, PennantPark SBIC LP, or SBIC I, and its general partner, PennantPark SBIC GP, LLC, prior to dissolution and PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” or “Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and Truist Credit Facility collectively; “2019 Notes” refers to our 4.5% notes due 2019, which we redeemed in March 2019; “2024 Notes” refers to our 5.5% Notes due 2024; “2025 Notes” refers to our 6.25% senior notes due 2025, which we redeemed on June 29, 2017; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through our SBIC Funds and other consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

•	our ability to remain in compliance with the financial and operational covenants of our Credit Facility;

•	our ability to operate in a highly competitive market for investment opportunities;

•

the prospects of our portfolio companies and the ability of our portfolio companies to achieve their objectives, the decline or failure of which may result in our borrowers defaulting on their payments to us;

•	the ability of our Investment Adviser to hire and retain qualified personnel, to monitor and administer our investments and to manage our future growth effectively;

•	changes to the interest rate environment, including the phasing out of LIBOR and the uncertainties associated therewith;

•	our reliance on information systems, the failure of which could result in delays or other problems with our business activities, and the susceptibility of such systems to cybersecurity threats;

•	our ability to replicate historical performance of other investment companies and funds with which our professionals have been affiliated;

•

our ability to raise additional capital while remaining in compliance with certain annual distribution, asset coverage, asset composition and other regulatory requirements needed to maintain our status as a BDC and a RIC;

•	our ability to comply with applicable SBA requirements;

•

the use of leverage to fund our investments, including the indebtedness resulting from our Credit Facility, 2024 Notes and SBA Debentures, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

•	our issuance of debt securities and/or preferred stock and the impact of such issuances on the value of our common stock or NAV;

•	market conditions that may make it difficult for us to refinance or extend the maturity of our existing indebtedness;

•	potential conflicts of interest of our Investment Adviser and Administrator;

•	the potential dilution caused by any future issuances of subscription rights or warrants;

•	the impact of recent financial reform legislation, uncertainty about presidential administration initiatives and any future laws and regulations on our business and our portfolio companies;

•	the investment objectives and decisions advanced by the board of directors or the Investment Adviser which are not subject to stockholder approval and potential activism by our shareholders;

•	the illiquid nature of the assets in which we invest and our valuation procedures with respect to such assets;

•

making investments in first lien secured debt, second lien secured debt, subordinated debt and the equity of certain portfolio companies, and the risks of making such investments in privately held middle-market companies;

•

the Investment Adviser’s incentive to make speculative investments to earn a greater incentive fee and, in some instances, our obligation to pay incentive compensation to our Investment Adviser even after we incur a loss;

•	the potential dilution of our common stock which may result from issuances of our common stock below the then current NAV per share;

•

our allocation of net proceeds from offering in ways which you may not agree and our inability to invest proceeds from offerings in new investment opportunities, which could negatively affect our financial performance;

•	tax liabilities resulting from reinvestments in our common stock or from receiving our stock as a distribution;

•	the measures we have taken to deter takeover attempts, which may adversely impact the price of our common stock;

•

changes to political, economic or industry conditions or conditions affecting the financial and capital markets, including changes caused by the COVID-19 pandemic and Brexit, that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•	the COVID-19 pandemic and its effect on our results of operations and the operations of our portfolio companies;

•	the impact of economic sanction laws in the United States and other jurisdictions which may prohibit us and our affiliates from transacting with certain countries, individuals and companies;

•	potential litigation, whether initiated by shareholders or other parties; and

•	the impact of global climate change on the operations of our portfolio companies.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see Item “1A. Risk Factors” below.

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

We believe U.S. middle-market companies offer attractive risk-reward to investors due to a limited amount of capital available for such companies. We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and equity investments by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. We use the term “middle-market” to refer to companies with annual revenues between $50 million and $1 billion. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. Our debt investments may generally range in maturity from three to ten years and are made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions.

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

SBIC II, our wholly-owned subsidiary, was organized in Delaware as a limited partnership in July 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act in 2013. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

Funding I, a wholly-owned subsidiary and a special purpose entity of the Company prior to July 31, 2020, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement did not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. Funding I is no longer a subsidiary of PennantPark Investment as result of the joint venture described below.

On July 31, 2020, we and certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP (“Pantheon”) entered into a limited liability company agreement to co-manage PSLF, a newly-formed unconsolidated joint venture. In connection with this transaction, we contributed in-kind our formerly wholly-owned subsidiary, Funding I. As a result of this transaction, Funding I became a wholly-owned subsidiary of PSLF and has been deconsolidated from our financial statements. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company.

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $11.5 billion in 547 companies with more than 190 different financial sponsors.

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

•

We believe there is substantial supply of opportunities resulting from maturing loans that seek refinancing. A high volume of financings will come due in the next few years. Additionally, we believe that demand for debt financing from middle-market companies will remain strong because these companies will continue to require credit to refinance existing debt, to support growth initiatives and to finance acquisitions. We believe the combination of strong demand by middle-market companies and, from time to time, the reduced supply of credit described above should increase lending opportunities for us. We believe this supply of opportunities coupled with a lack of demand offers attractive risk-reward to investors.

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a)	Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 25 years of experience in senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this extensive experience and history have resulted in a strong reputation across the capital markets.

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

Leverage

As of September 30, 2020, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2020 and 2019, we had $388.3 million and $301.6 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.5% and 4.2%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2020 and 2019. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR. As of September 30, 2020 and 2019, we had $86.7 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2020, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2020 and 2019, our SBIC II had $118.5 million and $150.0 million in debt commitments, respectively, all of which was drawn, with a weighted average interest rate of 3.2% and 3.1%, respectively, exclusive of 3.4% of upfront fees. As of September 30, 2020 and 2019, our SBA debentures mature between March 2026 to March 2028, respectively. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC II and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2020 and 2019, we had $86.3 and $75.0 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

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

Investment Policy Overview

We seek to create a diversified portfolio that includes first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity by targeting an investment size of $10 million to $50 million in securities, on average, of middle-market companies. We expect this investment size to vary proportionately with the size of our capital base. The companies in which we invest are typically highly leveraged, and, in most cases, are not rated by national rating agencies. If such unrated companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” securities or “junk bonds” and are often higher risk compared to debt instruments that are rated above investment grade and have speculative characteristics. In addition, we expect our debt investments to range in maturity from three to ten years.

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

Subordinated Debt

Structurally, subordinated debt usually ranks junior in priority of payment to first lien secured debt and second lien secured debt, and is often unsecured. As such, other creditors may rank senior to us in the event of insolvency. Subordinated debt ranks senior to common and preferred equity in borrowers’ capital structures. Due to its higher risk profile and often less restrictive covenants as compared to first lien secured debt and second lien secured debt, subordinated debt generally earns a higher return than first lien secured debt and second lien secured debt. In many cases, subordinated debt investors receive opportunities to invest directly in the equity securities of borrowers, and from time to time, may also receive warrants to purchase equity securities. We evaluate these investment opportunities on a case-by-case basis.

Investment Selection Criteria

We are committed to a value-oriented philosophy used by the senior investment professionals of our Investment Adviser who manage our portfolio and seek to minimize the risk of capital loss without foregoing potential for capital appreciation.

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

Our Corporate Information

Our administrative and principal executive offices are located at 590 Madison Avenue, 15th Floor, New York, NY 10022. Our common stock and 2024 Notes are quoted on The Nasdaq Global Select Market under the symbols “PNNT” and “PNNTG”, respectively. Our phone number is (212) 905-1000, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet website at www.sec.gov that contains material that we file with the SEC on the Electronic Data Gathering, Analysis and Retrieval, or EDGAR, Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2020 (1)	Portfolio Company	2019
PT Network, LLC	9%	RAM Energy Holdings LLC	10%
RAM Energy Holdings LLC	9	PT Network, LLC	6
Cascade Environmental LLC	6	Cascade Environmental LLC	4
Winter Park Intermediate, Inc.	6	Winter Park Intermediate, Inc.	4
AKW Holdings Limited	4	AKW Holdings Limited	3
DecoPac, Inc.	3	American Insulated Glass, LLC	3
Halo Buyer, Inc.	3	Cano Health, LLC	3
Provation Medical, Inc.	3	Halo Buyer, Inc.	3
Research Horizons, LLC	3	MailSouth, Inc.	3
Walker Edison Furniture Company LLC	3	TVC Enterprises, LLC	3

Industry	2020 (1)	Industry	2019
Healthcare, Education and Childcare	17%	Healthcare, Education and Childcare	16%
Energy and Utilities	9	Energy and Utilities	10
Auto Sector	6	Media	8
Consumer Products	6	Consumer Products	6
Environmental Services	6	Building Materials	5
Media	6	Aerospace and Defense	4
Building Materials	4	Auto Sector	4
Business Services	4	Business Services	4
Electronics	4	Chemicals, Plastics and Rubber	4
Insurance	4	Environmental Services	4

(1)	Excludes investments in PSLF.

Our executive officers and directors, as well as the senior investment professionals of the Investment Adviser and Administrator, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as certain of the current senior investment professionals of the Investment Adviser and Administrator, serve as officers and directors of PennantPark Floating Rate Capital Ltd., a publicly traded BDC, and other managed funds, as applicable. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interest of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by the Investment Adviser and/or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser may face conflicts in allocating investment opportunities among us and such other entities. The Investment Adviser will allocate investment opportunities in a fair and equitable manner consistent with our allocation policy, and we have received exemptive relief with respect to certain co-investment transactions. Where co-investment is unavailable or inappropriate, the Investment Adviser will choose which investment fund should receive the allocation. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest which could impact our investment returns” for more information.

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned base management fees of $18.6 million, $18.2 million and $16.5 million (after a waiver of $0.9 million), respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. Additionally, beginning April 1, 2020 and through September 30, 2020, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned $2.7 million (after a waiver of $1.9 million), $5.1 million and $11.0 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser in February 2020. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2021. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2020, 2019 and 2018, we reimbursed the Investment Adviser approximately $1.4 million, $1.8 million and $2.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2021. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2020, PSLF had total assets of $361.8 million, and its portfolio consisted of debt investments in 37 portfolio companies. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSLF was $18.4 million and the five largest investments totaled $77.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2020, we and Pantheon owned 72% and 28%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of the same date, our investment in PSLF consisted of subordinated notes of $63.0 million and equity interests of $36.3 million.

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

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no readily available market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov, filed as an exhibit to our annual report on Form 10-K (File No. 814-00736), filed on November 16, 2011.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under our Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under our Credit Facility and SBA debentures.

In addition to the asset coverage ratio requirements, our Credit Facility contains various covenants which, if not complied with, could accelerate repayment under the Credit Facility. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by SBIC II. The agreements governing the Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•	A requirement to retain our status as a RIC;
•	A requirement to maintain a minimum amount of stockholders’ equity; and
•	A requirement that our outstanding borrowings under the Credit Facility not exceed a certain percentage of the value of our portfolio.

In addition to the Credit Facility, SBIC II has issued SBA debentures that require us and SBIC II to generate sufficient cash flow to make required interest payments. Further, SBIC II must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of SBIC II.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Credit Facility and could trigger mandatory prepayment obligations under the terms of the Credit Facility.

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

We make long-term loans and debt investments, which may involve a high degree of repayment risk. Our investments with a deferred interest feature, such as OID income and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. We invest in companies that may have limited financial resources, typically are highly leveraged and may be unable to obtain financing from traditional sources. Accordingly, a general economic downturn or severe tightening in the credit markets could materially impact the ability of our borrowers to repay their loans, which could significantly damage our business. Numerous other factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan or a downturn in its industry. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans or foreclosure on the secured assets. This could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans or debt securities that we hold. In addition, our portfolio companies may have, or may be permitted to incur, other debt that ranks senior to or equally with our securities. This means that payments on such senior-ranking securities may have to be made before we receive any payments on our subordinated loans or debt securities. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may adversely affect our financial condition and results of operations.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. We may also need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and our Credit Facility to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. If we are unable to renegotiate our Credit Facility, amounts drawn under our Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (i.e., public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by the Investment Adviser may differ from those used by other investment companies and funds advised by the Investment Adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional senior securities or other indebtedness, the issuance of additional shares of our common stock, the issuance of warrants or subscription rights to purchase certain of our securities, or from securitization transactions or through SBA debentures. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks, through the SBA debenture program or other financial institutions, up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, the asset coverage ratio requirements permit us to issue senior securities or incur indebtedness subject to certain limitations, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Our ability to pay distributions or issue additional senior securities would be restricted if our asset coverage ratio was not met. If the value of our assets declines, we may be unable to satisfy the asset coverage ratio. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could materially harm our business, financial condition and results of operations.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV per share without first obtaining certain approvals from our stockholders and our board of directors. Also, subject to the requirements of the 1940 Act, we may issue rights to acquire our common stock at a price below the current NAV per share of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our common stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities. However, when required to be undertaken, the procedures used by the board of directors to determine the NAV per share of our common stock within 48 hours of each offering of our common stock may differ materially from and will necessarily be more abbreviated than the procedures used by the board of directors to determine the NAV per share of our common stock at the end of each quarter because there is a an extensive process each quarter to determine the NAV per share of our common stock which cannot be completed in 48 hours. The quarterly process includes preliminary valuation conclusions, engagement of independent valuation firms and review by those firms of preliminary valuation conclusions. By contrast, the procedures in connection with an offering may yield a NAV that is less precise than the NAV determined at the end of each quarter. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current NAV per share of common stock, excluding underwriting commissions, unless we first file a post-effective amendment that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with such rights represents no more than one-third of our outstanding common stock at the time such rights are issued. In addition, for us to file a post-effective amendment to a registration statement on Form N-2, we must then be qualified to register our securities under the requirements of Form S-3. We may actually issue shares above or below a future NAV. If we raise additional funds by issuing more common stock or warrants or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders would experience voting dilution.

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

•

SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly-owned subsidiary, SBIC II, and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC II is, and any future SBIC subsidiary may be, exposed to any losses on its portfolio of loans, however, such debentures are non-recourse to us.

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

SBIC II, our wholly-owned subsidiary, received a license to operate as a SBIC under the 1958 Act and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause SBIC II to make investments at lower rates in order to qualify investments under the SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If SBIC II fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA could revoke or suspend SBIC II’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC II is our wholly-owned subsidiary.

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

Our current debt is governed by the terms of our Credit Facility, 2024 Notes and SBA debentures and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

We have indebtedness outstanding pursuant to our Credit Facility, 2024 Notes and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 208% and 207%, respectively. Since our leverage, including SBA debentures outstanding, was 116% and 120% of our net assets as of September 30, 2020 and 2019, respectively, we would have to receive an annual return of at least 1.6% and 2.3%, respectively, to cover annual interest payments.

As of September 30, 2020, we had outstanding borrowings of $388.3 million under our Credit Facility, $118.5 million outstanding under the SBA debentures and $86.3 million of 2024 Notes outstanding. Our consolidated debt outstanding was $593.0 million and had a weighted average annual interest rate at the time of 3.0%, exclusive of the fee on undrawn commitment on our Credit Facility and upfront fees on the SBA debentures. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2020 of 51% of total assets (including such borrowed funds), at the current interest rate at the time of 3.0%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(24.6)%	(14.0)%	(3.4)%	7.2%	17.8%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

As a result of the issuance of our SBA debentures and borrowings under our Credit Facility, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

Our Credit Facility matures in September 2024 and our 2024 Notes mature in October 2024. Additionally, our SBA debentures mature between March 2026 and March 2028. We utilize proceeds from the Credit Facility, our 2024 Notes and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility, our 2024 Notes and certain of our SBA debentures. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility, our 2024 Notes and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Credit Facility, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Credit Facility. This is expected to mitigate volatility in our earnings and NAV. As a result, results for any period should not be relied upon as being indicative of future performance.

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

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair values of our portfolio investments and borrowings under our Credit Facility will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

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

RISKS RELATING TO OUR INVESTMENTS

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

Under the 1940 Act, we may invest up to 30% of our assets in investments that are not qualifying assets for BDCs. If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources and regulatory considerations. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Any failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful transaction or business. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status.

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

We invest primarily in first lien secured debt, second lien secured debt, subordinated debt and equity investments issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, our investments, and they may be highly leveraged. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Distressed debt investments may not produce income and may require us to bear certain additional expenses in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when, in what manner and for what value the distressed debt in which we invest will eventually be satisfied (e.g., through liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and economic and political developments. We may employ hedging techniques such as using our Credit Facility’s multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a multi-currency credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted by the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our interest rate or currency positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging designed to gain from those changes in interest rates or foreign currency exposures, for instance, may also limit the opportunity for gain if the changes in the underlying positions should move against such hedges. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

The determination of NAV in connection with an offering of shares of common stock will involve the determination by our board of directors or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV of our common stock at the time at which the sale is made or otherwise in violation of the 1940 Act, unless we have previously received the consent of the majority of our common stockholders to do so and the board of directors decides such an offering is in the best interests of our common stockholders. Whenever we do not have current stockholder approval to issue shares of our common stock at a price per share below our then current NAV per share, the offering price per share (after any distributing commission or discount) will equal or exceed our then current NAV per share, based on the value of our portfolio securities and other assets determined in good faith by our board of directors as of a time within 48 hours (excluding Sundays and holidays) of the sale.

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

The investments we make in accordance with our investment objectives may result in a higher amount of risk and volatility than alternative investment options or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $3.19 and $6.27 on September 30, 2020 and 2019, respectively. Our NAV per share was $7.84 and $8.68, respectively, as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (including a BDC) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 10% of such dividend, for dividends declared on or before December 31, 2020, and 20% of such dividend, for dividends declared on or after January 1, 2021) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

The 2024 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2024 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Notes. As of September 30, 2020, we had $388.3 million (including a $8.0 million temporary draw) in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. The indebtedness under the Credit Facility is therefore effectively senior in right of payment to our 2024 Notes to the extent of the value of such assets.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2024 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2020 and 2019, our SBIC Funds had $118.5 million and $150.0 million in debt commitments, respectively, all of which was drawn. All of such indebtedness is structurally senior to the 2024 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Notes.

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

Any default under the agreements governing our indebtedness, including a default under our Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Notes and substantially decrease the market value of the 2024 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our Credit Facility have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

GENERAL RISK FACTORS

Global capital markets could enter a period of severe disruption and instability due to future recessions, disease pandemics and other serious health events, political instability, geopolitical turmoil and foreign hostilities. These market conditions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

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

In addition, on January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), entering into a negotiated transition period during which the United Kingdom remains in the European Union single market and customs union and remains subject to European Union laws and regulations. The transition period is scheduled to end at midnight (CET) on December 31, 2020. During the transition period, the parties are to negotiate agreements addressing a range of aspects of the future relationship, foremost among them a free trade agreement. It remains unclear which aspects of the future relationship between the United Kingdom and the European Union will, in fact, be agreed by the deadline, or whether certain aspects (for example, trade in goods, but not services) will be addressed and others deferred, or alternatively whether the parties will fail to reach agreement in time on fundamental trade matters, causing the United Kingdom to default to World Trade Organization rules. The United Kingdom and the European Union are therefore in a period of legal, regulatory and political uncertainty. As a consequence of continued uncertainty surrounding Brexit, the financial markets have experienced high levels of volatility. While such uncertainty most directly affects the United Kingdom and the European Union, global markets have suffered immediate and significant disruption. It is likely that, in the near term, uncertainty over Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but also the broader global economy, could be significant. This would potentially result in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the U.S. dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Once there is clarity, however, the outcomes following the transition period are likely to affect, among others, trade in goods and services (including the regime that will replace the existing passporting regimes for financial and other services); immigration rules and the ability to move employees across borders; legal and regulatory regimes; and market access rules.

Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to the United Kingdom’s exit from the European Union or in contemplation of negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. We will continue to monitor the potential impact of Brexit on our results of operations and financial condition.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

As of September 30, 2020, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share on The Nasdaq Global Select Market for each full quarterly period within the fiscal years ended September 30, 2020 and 2019.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2020
Fourth quarter	$7.84	$3.78	$3.01	(52)%	(62)%	$0.12
Third quarter	7.82	4.19	2.32	(46)	(70)	0.12
Second quarter	7.71	6.70	1.95	(13)	(75)	0.18
First quarter	8.79	6.84	5.92	(22)	(33)	0.18
Year Ended September 30, 2019
Fourth quarter	8.68	6.71	6.18	(23)	(29)	0.18
Third quarter	8.74	7.15	6.23	(18)	(29)	0.18
Second quarter	8.83	7.34	6.61	(17)	(25)	0.18
First quarter	9.05	7.64	6.30	(16)	(30)	0.18

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $3.19 and $6.27 as of September 30, 2020 and 2019, respectively. Our NAV per share was $7.84 and $8.68 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2020, we had 8 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2020.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended September 30, 2020.

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

In January 2021, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2020 and 2019 from ordinary income (including short-term gains), if any, totaled $40.2 million and $48.4 million, or $0.60 and $0.72 per share, respectively, based on the weighted average shares outstanding for the respective periods.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2015, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses

The following table is being provided to update, as of September 30, 2020, certain information in our registration statement on Form N-2 (File No. 333-230014), most recently declared effective by the SEC on January 30, 2020. The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(4)
Management fees	3.21	(5)
Incentive fees	0.83	(6)
Interest on borrowed funds	5.82	(7)
Acquired fund fees and expenses	2.12	(8)
Other expenses	1.45	(9)
Total estimated annual expenses	13.43%	(10)

(1)

In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.

(2)

In the event that we conduct an offering of our securities, a corresponding prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)	The expenses of the dividend reinvestment plan are included in “Other expenses.”

(4)	Net assets attributable to common shares equals average net assets as of September 30, 2020.

(5)

The contractual management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter-end and 1.00% for amounts that exceed such amount on September 30, 2020. See “Business—Investment Management Agreement” and “Business—Management Fees” for more information.

(6)

The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2020. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees for the period from April 1, 2020 through September 30, 2020. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2020. For more detailed information about the incentive fee, please see “Business—Investment Management Agreement” and “Business—Management Fees” for more information.

(7)

As of September 30, 2020, we had $86.7 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $388.3 million in borrowings outstanding under our $475.0 million Truist Credit Facility and $86.3 million in aggregate principal of 2024 Notes. As of September 30, 2020, our SBIC Funds had debenture commitments from the SBA in the amount of $118.5 million, all of which were outstanding with a weighted average interest rate of 3.2%, exclusive of the 3.4% of upfront fees. We may use proceeds of any offering of securities under any applicable registration statement to repay outstanding obligations under our Credit Facilities. After completing any such offering, we may continue to borrow under our Credit Facilities to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended September 30, 2020 and amendment costs and make-whole premiums, if any, and we caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.

(8)

Our stockholders indirectly bear 72.0% of the expenses of our investment in PSLF. No management fee is charged by PennantPark Investment Advisers in connection with PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSLF fees and operating expenses are based on our share of the actual fees and operating expenses of PSLF for the fiscal year ended September 30, 2020. Expenses for PSLF may fluctuate over time and may be substantially higher or lower in the future.

(9)

“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement. Additionally, “Other expenses” also includes one-time PSLF transaction costs in the amount of $2.2 million. Such expenses are based on estimated amounts for the current fiscal year.

(10)

“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 5.92% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.51%, (2) total net annual expenses of 12.60% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$152	$360	$538	$876
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$160	$378	$561	$898

This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses may be greater or less than those assumed. The table above is provided to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. If we were to earn an annual return equal to or less than 5% from net investment income, the incentive fee under our Investment Management Agreement would not be earned or payable. If returns on our investments, including realized capital gains, result in an incentive fee, our expenses, and returns to investors, would be higher. The example assumes that all distributions are reinvested at NAV. Reinvestment of distributions under our dividend reinvestment plan may occur at a price per share that differs from NAV. See “Distributions” for more information.

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

	For the years ended September 30,
	2020		2019	2018		2017		2016
(Dollar amounts in thousands, except per share data)
Consolidated Statements of Operations data:
Total investment income	$100,225		$112,107	$108,278		$124,534		$142,071
Total expenses	61,495	(1)	67,510	54,944	(1)	68,096	(1)	71,456
Net investment income	38,730		44,597	53,334		56,438		70,615
Net realized and change in unrealized (loss) gain	(54,700)		(28,672)	(5,621)		5,273		(51,878)
Net increase (decrease) in net assets resulting from operations	(15,970)		15,925	47,713		61,712		18,737
Per share data:
Net asset value	7.84		8.68	9.11		9.10		9.05
Net investment income (2)	0.58		0.66	0.75		0.79		0.99
Net realized and unrealized (loss) gain (2)	(0.82)		(0.42)	(0.07)		0.08		(0.73)
Net increase (decrease) in net assets resulting from operations (2)	(0.24)		0.24	0.68		0.87		0.26
Distributions declared (2), (3)	0.60		0.72	0.72		0.82		1.11
Consolidated Statements of Assets and Liabilities data:
Total assets	1,114,353		1,285,838	1,160,119		1,202,196		1,238,936
Total investment portfolio	1,081,771		1,219,433	1,132,085		1,153,578		1,153,680
Borrowings outstanding (4)	568,312		683,758	504,342		526,067		559,589
Total net asset value	525,709		581,906	628,902		646,808		643,367
Other data:
Total return (5)	(39.62)%		(6.28)%	9.70%		10.80%		36.64%
Number of portfolio companies (6)	80		67	53		55		56
Yield on debt portfolio (6)	8.9%		9.8%	11.2%		11.5%		11.9%

(1)	Expenses before base management fee and incentive fee waivers were $63,417, $56,371 and$73,743 for the years ended September 30, 2020, 2018 and 2017, respectively.
(2)	Based on the weighted average shares outstanding for the respective years.
(3)

The tax status of our distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP and is reported on Form 1099-DIV each calendar year to stockholders subject to such information reporting.

(4)	At fair value, excluding our SBA debentures and our 2024 Notes.
(5)	Based on the change in market price per share during the period and assumes distributions, if any, are reinvested.
(6)	Unaudited, at year end.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SBIC II, our wholly-owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment.

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

We have had a significant reduction in our NAV as of September 30, 2020 as compared to our NAV as of September 30, 2019, which was partly due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact as well as the re-pricing of credit risk in the broadly syndicated credit market. The decrease in NAV as of September 30, 2020 as compared to September 30, 2019 primarily resulted from a decrease in the fair value of some of our portfolio company investments, which led to an increase in unrealized depreciation in respect of our portfolio company investments. In addition, our investment valuations are inherently less certain than they would be absent the impact of the COVID-19 pandemic and related market volatility and the values assigned as of this date may materially differ from the values that may ultimately be realized.

Additionally, as of September 30, 2020 and September 30, 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 208% and 207%, respectively. Our Credit Facilities include standard covenants and events of default provisions. If we fail to make payments required under such facilities or breach the covenants therein, it could result in a default under the Credit Facilities. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the applicable lender may accelerate the repayment of our indebtedness under the respective credit facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, our debt portfolio consisted of 93% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the BNP Credit Facility and the Truist Credit Facility also have floating rate interest provisions, with pricing set at 260 basis points over LIBOR (or an alternative risk-free floating interest rate index) and 225 basis points over LIBOR (or an alternative risk-free floating interest rate index), respectively. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

*	the cost of calculating our NAV, including the cost of any third-party valuation services;
*	the cost of effecting sales and repurchases of shares of our common stock and other securities;
*

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

*	expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;
*	transfer agent and custodial fees;
*	fees and expenses associated with marketing efforts;
*	federal and state registration fees and any exchange listing fees;
*	federal, state, local and foreign taxes;
*	independent directors’ fees and expenses;
*	brokerage commissions;
*	fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;
*	direct costs such as printing, mailing, long distance telephone and staff;
*	fees and expenses associated with independent audits and outside legal costs;
*	costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and
*

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2020, our portfolio totaled $1,081.8 million and consisted of $439.0 million of first lien secured debt, $220.8 million of second lien secured debt, $113.6 million of subordinated debt (including $63.0 million in PSLF) and $308.3 million of preferred and common equity (including $36.3 million in PSLF). Our debt portfolio consisted of 93% variable-rate investments and 7% fixed-rate investments. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $83.8 million as of September 30, 2020. Our overall portfolio consisted of 80 companies with an average investment size of $13.5 million, had a weighted average yield on interest bearing debt investments of 8.9% and was invested 41% in first lien secured debt, 20% in second lien secured debt, 10% in subordinated debt (including 6% in PSLF) and 29% in preferred and common equity (including 3% in PSLF). As of September 30, 2020, all of the investments held by PSLF were first lien secured debt.

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

For the year ended September 30, 2020, we invested $319.3 million of investments in 25 new and 58 existing portfolio companies with a weighted average yield on debt investments of 8.4%. Sales and repayments of investments for the same period totaled $162.7 million.

For the year ended September 30, 2019, we invested $533.6 million of investments in 24 new and 49 existing portfolio companies with a weighted average yield on debt investments of 9.4%. Sales and repayments of investments for the same period totaled $426.5 million.

PennantPark Senior Loan Fund, LLC

As of September 30, 2020, PSLF’s portfolio totaled $353.4 million, consisted of 37 companies with an average investment size of $9.6 million and had a weighted average yield on debt investments of 7.3%.

For the period ended July 31, 2020 through September 30, 2020, PSLF invested $5.7 million in one new portfolio company with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $11.1 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $7.1 million and zero relating to amendment costs on the Credit Facilities during the years ended September 30, 2020, 2019 and 2018, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and, prior to their redemption, the 2019 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and SBA debentures.

For the years ended September 30, 2020, the Credit Facilities had a net change in unrealized depreciation of $12.3 million. For the years ended September 30, 2019 and 2018, the Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $5.7 million and $3.9 million, respectively. As of September 30, 2020, the net unrealized depreciation on Truist Credit Facility totaled $19.6 million. As of September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $7.2 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and, prior to their redemption, the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair value of our portfolio investments, our Credit Facilities and, prior to their redemption, the 2019 Notes during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2020 and 2019. For information regarding results of operations for the year ended September 30, 2018, see the Company's Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 21, 2019.

Investment Income

Investment income for the year ended September 30, 2020 was $100.2 million and was attributable to $63.4 million from first lien secured debt, $25.9 million from second lien secured debt and $8.7 million from subordinated debt and $2.2 from preferred and common equity. The decrease in investment income over the prior year was primarily due to a decrease in LIBOR as well as an increase in our equity portfolio.

Investment income for the year ended September 30, 2019 was $112.1 million and was attributable to $62.6 million from first lien secured debt, $41.4 million from second lien secured debt and $8.1 million from subordinated debt.

Expenses

Net expenses for the year ended September 30, 2020 totaled $61.5 million. Base management fee for the same period totaled $18.6 million, incentive fee totaled $2.7 million (after a waiver of $1.9 million), debt related interest and other financing expenses totaled $34.4 million (including one-time costs of $2.2 million associated with the PSLF transaction) and general and administrative expenses totaled $4.7 million. The decrease in expenses over the prior year was primarily due to a decrease in debt related expenses as well as the incentive fee waiver.

Net expenses for the year ended September 30, 2019 totaled $67.5 million. Base management fee for the same period totaled $18.2 million, incentive fee totaled $5.1 million, debt related interest and expenses totaled $38.2 million (including one-time debt related costs of $9.2 million) and general and administrative expenses totaled $4.7 million.

Net Investment Income

Net investment income totaled $38.7 million, or $0.58 per share, and $44.6 million, or $0.66 per share, for the years ended September 30, 2020 and 2019, respectively. The decrease in net investment income per share compared to the prior year was primarily due to a decrease in LIBOR.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2020 and 2019 totaled $162.7 million and $426.5 million, respectively, and net realized losses totaled $20.8 million and $108.5 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, including the net realized loss on Superior Digital Displays, LLC during the year ended September 30, 2019.

Unrealized Appreciation or Depreciation on Investments, Credit Facilities and the 2019 Notes

For the years ended September 30, 2020 and 2019, we reported net change in unrealized (depreciation) appreciation on investments of ($46.2) million and $74.1 million, respectively. As of September 30, 2020 and 2019, our net unrealized depreciation on investments totaled $83.8 million and $37.6 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2020 compared to the prior year was primarily due to changes in the capital market conditions as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the years ended September 30, 2020 and 2019, our Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $12.3 million and $5.7 million, respectively. As of September 30, 2020 and 2019, our net unrealized depreciation on our Credit Facilities and, prior to their redemption, the 2019 Notes totaled $19.6 million and $7.2 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2020 compared to the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled ($16.0) million, or ($0.24) per share, and $15.9 million, or $0.24 per share, for the years ended September 30, 2020 and 2019, respectively. The decrease in net assets from operations for the year ended September 30, 2020 compared to the prior year was primarily due to depreciation of the portfolio primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. For information regarding liquidity and capital resources for the year ended September 30, 2018, see the Company's Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 21, 2019.

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

As of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 208% and 207%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2020 and 2019, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facilities, amortized upfront fees on SBA debentures and debt retirement and issuance costs, was 4.0% and 6.0%, respectively.

As of September 30, 2020, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2020 and 2019, we had $388.3 million and $301.6 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.5% and 4.2%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2020 and 2019. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of September 30, 2020 and 2019, we had $86.7 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2020, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with our existing and future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.5% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of September 30, 2020. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our current Credit Facility or SBA debentures. Furthermore, our Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. During the year ended September 30, 2019, we repurchased 2.0 million shares of common stock, respectively, in open market transactions for an aggregate cost (including transaction costs) of $14.5 million. From May 9, 2018 through the program’s expiration, we purchased 4.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $29.5 million.

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $118.5 million as of September 30, 2020. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of both September 30, 2020 and 2019, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the years ended September 30, 2020 and 2019, $31.5 million and zero in SBA debentures were repaid, respectively. As of September 30, 2020 and 2019, the unamortized fees on the SBA debentures were $2.7 million and $3.9 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2020, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of September 30, 2020 and 2019, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2020 and 2019, we had cash and cash equivalents of $25.8 million and $59.5 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $129.6 million for the year ended September 30, 2020, and our financing activities provided cash of $95.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net borrowings under our Credit Facilities.

Our operating activities provided cash of $81.1 million for the year ended September 30, 2019, and our financing activities provided cash of $121.1 million for the same period. Our operating activities provided cash from sales and repayments on our investments and our financing activities provided cash primarily for net borrowings under our credit facilities as well as the issuance of the 2024 Notes, partially offset by cash used by our stock repurchase program.

For more information regarding our borrowing arrangements, see “Business—Leverage” above.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2020, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2), (3)	Average Market Value Per Unit
Truist Credit Facility
Fiscal 2020	$388,252	$2,078	N/A
Fiscal 2019	301,636	2,066	N/A
Fiscal 2018	80,520	2,919	N/A
Fiscal 2017	79,393	2,998	N/A
Fiscal 2016	50,340	2,794	N/A
Fiscal 2015	136,864	2,586	N/A
Fiscal 2014	55,226	3,215	N/A
Fiscal 2013	145,500	4,205	N/A
Fiscal 2012	145,000	5,615	N/A
Fiscal 2011	240,900	2,912	N/A
BNP Credit Facility
Fiscal 2019	171,000	2,066	N/A
2019 Notes
Fiscal 2018	250,000	2,919	N/A
Fiscal 2017	250,000	2,998	N/A
Fiscal 2016	250,000	2,794	N/A
Fiscal 2015	250,000	2,586	N/A
Fiscal 2014	250,000	3,215	N/A
2024 Notes
Fiscal 2020	86,250	2,078	$23.47	(4)
Fiscal 2019	75,000	2,066	24.87	(4)
2025 Notes
Fiscal 2016	71,250	2,794	24.68	(5)
Fiscal 2015	71,250	2,586	25.13	(5)
Fiscal 2014	71,250	3,215	24.51	(5)
Fiscal 2013	71,250	4,205	24.79	(5)

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness at par. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(3)	These amounts exclude SBA debentures from our total amount outstanding and asset coverage per unit computation pursuant to an exemptive relief letter provided by the SEC in June 2011.
(4)

The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG.” The 2024 Notes were issued in increments of $25 per unit and commenced trading on September 30, 2019.

(5)

The average market value per unit is derived based on the monthly average closing price of the 2025 Notes, which were traded on the New York Stock Exchange, or NYSE, under the symbol “PNTA” since issuance. The 2025 Notes were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2020, PSLF had total assets of $361.8 million. PSLF’s portfolio consisted of debt investments in 37 portfolio companies as of September 30, 2020. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSLF was $18.4 million and the five largest investments totaled $77.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2020, we and Pantheon owned 72% and 28%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of the same date, our investment in PSLF consisted of subordinated notes of $63.0 million and equity interests of $36.3 million.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee (the “Member Designees’ Committee”). All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of Member Designees’ Committee, provided that the individual that was elected, designated or appointed us or Pantheon, as the case may be, with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the Member Designees’ Committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF has entered into a $250.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 260 basis points, or the PSLF Credit Facility, with BNP Paribas through its wholly-owned subsidiary, PennantPark Investment Funding I, LLC, or PSLF Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSLF’s portfolio at fair value:

September 30, 2020
Total investments	$353,366,358
Weighted average yield on debt investments	7.3%
Number of portfolio companies in PSLF	37
Largest portfolio company investment	$18,411,916
Total of five largest portfolio company investments	$77,896,431

Below is a listing of PSLF’s individual investments as of September 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—701.6%
Advantage Sales & Marketing	07/23/2021	Grocery	4.25%	1M L+325	8,627,315	$8,418,699	$8,456,926
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	7.00%	3M L+600	971,231	958,950	937,238
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,775,105	14,571,097	14,479,603
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,607,449	6,546,594	6,409,225
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,628,085	14,509,210	14,408,664
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	15,000,000	14,895,515	14,683,499
Cano Health, LLC	06/02/2025	Healthcare, Education and Childcare	8.50%	1M L+750	18,274,854	18,174,687	18,411,916
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,116,895	6,991,975	7,125,435
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,564,726	13,448,313	13,316,490
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,873,184	2,846,226	2,858,818
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,193,571	12,028,384	11,888,732
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,737,500	14,619,623	14,295,375
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	447,833	444,755	443,354
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,737,500	14,583,983	14,413,275
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+850	10,153,350	9,978,792	10,001,050
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,015,428	1,998,623	1,856,411
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.25%	1M L+525	12,598,209	12,365,207	12,440,731
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	16,914,403	16,770,520	15,882,625
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	6,000,000	5,700,000	5,707,500
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	14,076,563	13,914,921	13,407,926
PlayPower, Inc.	05/08/2026	Consumer Products	5.72%	3M L+550	4,025,520	3,990,631	3,824,244
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,779,429	13,608,176	13,503,840
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,847,328	14,728,854	14,023,302
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,975,000	1,958,417	1,905,678
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,887,195	7,748,712	7,697,903
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,448,483	5,378,893	5,350,411
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	14,250,000	14,096,623	13,786,875
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,531,123	12,351,398	12,393,282
STV Group Incorporated	12/11/2026	Transportation	5.40%	1M L+525	12,351,980	12,238,771	12,228,460
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	5,080,832	5,034,725	4,928,407
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	1,980,000	1,874,970	1,905,750
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,650,076	5,593,575	5,480,573
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	14,547,897	14,343,185	14,438,788
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	8,644,186	8,469,082	8,471,302
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,738,102	4,700,032	4,453,816
Vision Purchaser Corporation	06/10/2025	Media	7.25%	1M L+625	14,358,203	14,112,113	13,496,711
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,194,162	14,029,177	14,052,223
Total First Lien Secured Debt						358,023,408	353,366,358
Cash and Cash Equivalents—26.9%
BlackRock Federal FD Institutional 30						7,353,307	7,353,307
US Bank Cash						183,412	183,412
Total Cash and Cash Equivalents						7,536,719	7,536,719
Total Investments and Cash Equivalents—1,141.9%						$365,560,127	$360,903,077
Liabilities in Excess of Other Assets—(1,041.9)%							(310,538,386)
Members' Equity—100.0%							$50,364,691

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR, or “L” or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
September 30, 2020
Assets
Investments at fair value (cost—$358,023,408)	$353,366,358
Cash and cash equivalents (cost—$7,536,719)	7,536,719
Interest receivable	877,008
Total assets	361,780,085
Liabilities
Distribution payable	1,393,716
Payable for investments purchased	5,700,000
Credit facility payable	213,500,000
Notes payable to members	87,500,000
Interest payable on credit facility	1,649,852
Interest payable on members notes	1,356,250
Accrued other expenses	315,576
Total liabilities	311,415,394
Commitments and contingencies (1)	—
Members' equity	50,364,691
Total liabilities and members' equity	$361,780,085

(1)	As of September 30, 2020, PSLF did not have any unfunded commitments to fund investments.

Statements of Operations (1)
Period Ended September 30,
2020
Investment income:
Interest	$4,504,788
Other income	2,444
Total investment income	4,507,232
Expenses:
Interest and expenses on credit facility	1,039,327
Interest expense on members notes	1,356,250
Administrative services expenses	195,310
Other general and administrative expenses (2)	120,266
Total expenses	2,711,153
Net investment income	1,796,079
Realized and unrealized gain on investments:
Net realized gain on investments	254,653
Net change in unrealized appreciation on investments	2,173,436
Net realized and unrealized gain from investments	2,428,089
Net increase in members' equity resulting from operations	$4,224,168

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of September 30, 2020, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Truist Credit Facility	$388.3	$—	$32.7	$355.6	$—
SBA debentures	118.5	—	—	—	118.5
2024 Notes	86.3	—	—	86.3	—
Total debt outstanding (1)	593.0	—	32.7	441.8	118.5
Unfunded investments (2)	37.4	6.0	11.4	16.4	3.6
Total contractual obligations	$630.4	$6.0	$44.1	$458.2	$122.1

(1)

The annualized weighted average cost of debt as of September 30, 2020, excluding debt issuance and retirement costs, was 3.0% exclusive of the fee on the undrawn commitment on the Credit Facility and of upfront fees on SBA debentures.

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

Recent Developments

Effective October 31, 2020, certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP, or Pantheon, our joint-venture partner, contributed an additional $27.5 million to PSLF, bringing their total contribution to $62.5 million. Pantheon’s additional investment came in at the then current net asset value. At the same time, the Company has also invested an additional $1.8 million in PSLF. As a result, the Company currently owns 60.5% of the joint venture. Additionally, in connection with this transaction, BNP Paribas has increased the size of PSLF’s credit facility from $250.0 million to $275.0 million.

Subsequent to September 30, 2020, our portfolio company, Cano Health, LLC (ITC Rumba, LLC), entered into a business combination agreement with Jaws Acquisition Corp (“JWS”), a special purpose acquisition vehicle, and other parties, subject to certain closing conditions, with an expected closing late first quarter or early second quarter 2021. Based on the closing stock price of JWS on November 13, 2020, our $18.8 million common stock fair valuation as of September 30, 2020 would increase to an estimated $72.3 million, which includes a combination of cash and stock, assuming the transaction closes based on the agreed terms. This would represent a net asset value increase of $0.80 per share, as of November 13, 2020. Our shares are owned by a limited partnership controlled by the financial sponsor and are subject to customary lock up restrictions. As a result, the fair value on December 31, 2020, may likely include an illiquidity discount not in the public trading values indicated above. There can be no assurance that the implied value of our equity interest will be representative of the value ultimately realized on our equity investment.

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

During the years ended September 30, 2020 and 2019, we declared distributions of $0.60 per share and $0.72 per share, respectively, for total distributions of $40.2 million and $48.4 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended September 30, 2020. The adoption of the Final Rules did not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, our debt portfolio consisted of 93% variable-rate investments and 13% fixed-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$534	$0.01
Up 1%	(1,929)	(0.03)
Up 2%	1,220	0.02
Up 3%	4,369	0.07
Up 4%	$7,518	$0.11

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

Item 8.Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2020. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2020, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2020. This report appears on page 57.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes to the consolidated financial statements of the Company (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), PennantPark Investment Corporation and its Subsidiaries’  internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 19, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and its Subsidiaries' (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 19, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York

November 19, 2020

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	September 30, 2019
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$713,683,209 and $922,304,099, respectively)	$735,674,666	$936,632,099
Non-controlled, affiliated investments (cost—$77,628,920 and $77,600,816, respectively)	27,753,893	49,349,338
Controlled, affiliated investments (cost—$374,260,162 and $257,117,800, respectively)	318,342,859	233,451,359
Total of investments (cost—$1,165,572,291 and $1,257,022,715, respectively)	1,081,771,418	1,219,432,796
Cash and cash equivalents (cost—$25,801,087 and $59,546,438, respectively)	25,806,002	59,516,236
Interest receivable	5,005,715	6,226,539
Distribution receivable	1,393,716	—
Prepaid expenses and other assets	376,030	662,442
Total assets	1,114,352,881	1,285,838,013
Liabilities
Distributions payable	8,045,413	12,068,119
Payable for investments purchased	5,461,508	—
BNP Credit Facility payable, at fair value (cost—zero and $171,000,000, respectively) (See Notes 5 and 11)	—	170,145,000
Truist Credit Facility payable, at fair value (cost—$388,252,000 and $301,636,000, respectively) (See Notes 5 and 11)	368,701,972	295,245,214
2024 Notes payable, net (par—$86,250,000 and $75,000,000, respectively) (See Notes 5 and 11)	83,837,560	72,256,607
SBA debentures payable, net (par—$118,500,000 and $150,000,000, respectively) (See Notes 5 and 11)	115,772,677	146,111,055
Base management fee payable, net (See Note 3)	4,369,637	4,641,480
Interest payable on debt	2,022,614	2,895,695
Accrued other expenses	432,648	569,175
Total liabilities	588,644,029	703,932,345
Commitments and contingencies (See Note 12)
Net assets
Common stock, 67,045,105 and 67,045,105 shares issued and outstanding, respectively. Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	787,625,031	788,192,159
Accumulated distributable loss	(261,983,224)	(206,353,536)
Total net assets	$525,708,852	$581,905,668
Total liabilities and net assets	$1,114,352,881	$1,285,838,013
Net asset value per share	$7.84	$8.68

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2020	2019	2018
Investment income:
From non-controlled, non-affiliated investments:
Interest	$77,453,276	$88,060,418	$83,255,593
Payment in kind	7,233,317	6,445,122	5,645,535
Other income	4,821,510	3,122,988	6,981,507
From non-controlled, affiliated investments:
Interest	—	—	3,013,976
Payment in kind	—	—	2,031,589
From controlled, affiliated investments:
Interest	3,387,858	9,381,881	4,499,350
Payment in kind	7,328,846	4,319,300	2,850,498
Other income	—	776,945	—
Total investment income	100,224,807	112,106,654	108,278,048
Expenses:
Base management fee (See Note 3)	18,636,039	18,225,229	17,468,376
Performance-based incentive fee (See Note 3)	4,579,660	5,146,696	11,492,928
Interest and expenses on debt (See Note 11)	32,167,755	28,943,312	22,818,492
Administrative services expenses (See Note 3)	2,075,080	2,113,895	2,086,500
Other general and administrative expenses	2,573,920	2,637,820	2,504,853
Expenses before Management Fees waiver, provision for taxes and financing costs	60,032,454	57,066,952	56,371,149
Management Fees waiver (See Note 3)	(1,921,987)	—	(1,427,253)
Provision for taxes	1,200,000	1,200,000	—
Make-whole premium (See Notes 5 and 11)	—	2,162,526	—
PSLF transaction costs (Note 4)	2,184,128	—	—
Credit facility amendment and debt issuance costs (See Notes 5 and 11)	—	7,080,205	—
Net expenses	61,494,595	67,509,683	54,943,896
Net investment income	38,730,212	44,596,971	53,334,152
Realized and change in unrealized (loss) gain on investments and debt:
Net realized (loss) gain on:
Non-controlled, non-affiliated investments	(11,577,419)	(51,940,526)	34,813,876
Non-controlled and controlled, affiliated investments	—	(56,575,132)	11,042,330
Deconsolidation loss (Note 4)	(9,249,833)	—	—
Net realized (loss) gain on investments	(20,827,252)	(108,515,658)	45,856,206
Net change in change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	7,686,665	22,788,117	(16,751,386)
Non-controlled and controlled, affiliated investments	(53,863,620)	51,361,260	(38,586,621)
Debt depreciation (See Notes 5 and 11)	12,304,242	5,694,116	3,861,111
Net change in unrealized (depreciation) appreciation on investments and debt	(33,872,713)	79,843,493	(51,476,896)
Net realized and change in unrealized loss from investments and debt	(54,699,965)	(28,672,165)	(5,620,690)
Net (decrease) increase in net assets resulting from operations	$(15,969,753)	$15,924,806	$47,713,462
Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.24)	$0.24	$0.68
Net investment income per common share	$0.58	$0.66	$0.75

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2020	2019	2018
Net (decrease) increase in net assets resulting from operations:
Net investment income	$38,730,212	$44,596,971	$53,334,152
Net realized (loss) gain on investments	(11,577,419)	(108,515,658)	45,856,206
Net deconsolidation realized loss	(9,249,833)	—	—
Net change in unrealized (depreciation) appreciation on investments	(46,176,955)	74,149,377	(55,338,007)
Net change in unrealized depreciation on debt	12,304,242	5,694,116	3,861,111
Net (decrease) increase in net assets resulting from operations	(15,969,753)	15,924,806	47,713,462
Distributions to stockholders:
Distribution of net investment income	(40,227,063)	(48,449,313)	(50,609,467)
Total distributions to stockholders	(40,227,063)	(48,449,313)	(50,609,467)
Capital transactions:
Repurchase of common stock	—	(14,471,720)	(15,010,571)
Net decrease in net assets	(56,196,816)	(46,996,227)	(17,906,576)
Net assets:
Beginning of year	581,905,668	628,901,895	646,808,471
End of year	$525,708,852	$581,905,668	$628,901,895
Capital share activity:
Shares of common stock repurchased	—	(2,008,853)	(2,006,878)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(15,969,753)	$15,924,806	$47,713,462
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized depreciation (appreciation) on investments	46,176,955	(74,149,377)	55,338,007
Net change in unrealized depreciation on debt	(12,304,242)	(5,694,116)	(3,861,111)
Net realized loss (gain) on investments	11,577,419	108,515,658	(45,856,206)
Deconsolidation realized loss	9,249,833	—	—
Net accretion of discount and amortization of premium	(2,592,265)	(2,631,213)	(2,285,720)
Purchases of investments	(319,307,932)	(533,619,983)	(604,740,676)
Payment-in-kind income	(14,549,188)	(12,011,137)	(11,404,966)
Proceeds from dispositions of investments	162,693,343	426,498,436	630,502,386
Amortization of deferred financing costs	1,857,349	744,433	1,730,326
Decrease (increase) in interest receivable	1,220,824	1,380,425	(1,699,988)
Increase in distribution receivable	(1,393,716)	—	—
(Increase) decrease in prepaid expenses and other assets	(437,144)	257,593	3,589,054
Increase (decrease) in payable for investments purchased	5,461,508	—	(1,014,000)
Decrease in interest payable on debt	(873,081)	(3,680,698)	(300,363)
(Decrease) increase in base management fee payable, net	(271,843)	554,649	(758,406)
(Decrease) increase in performance-based incentive fee payable, net	—	(2,964,265)	694,257
Decrease in accrued other expenses	(136,527)	(248,997)	(705,253)
Net cash (used in) provided by operating activities	(129,598,460)	(81,123,786)	66,940,803
Cash flows from financing activities:
Repurchase of common stock	—	(14,471,720)	(15,010,571)
Distributions paid to stockholders	(44,249,769)	(48,810,906)	(50,970,704)
Borrowings under SBA debentures	—	—	69,278,250
Repayments of SBA debentures	(31,500,000)	(30,000,000)	(90,000,000)
Net proceeds from 2024 Notes issuance	10,912,500	72,250,000	—
Repayments of 2019 Notes	—	(250,000,000)	—
Borrowings under BNP Credit Facility	90,000,000	194,000,000	—
Repayments under BNP Credit Facility	(16,000,000)	(23,000,000)	—
Borrowings under Truist Credit Facility	331,000,000	697,000,000	235,520,000
Repayments under Truist Credit Facility	(244,384,000)	(475,884,000)	(234,392,900)
Net cash provided by (used in) financing activities	95,778,731	121,083,374	(85,575,925)
Net (decrease) increase in cash and cash equivalents	(33,819,729)	39,959,588	(18,635,122)
Effect of exchange rate changes on cash	109,495	50,494	(60,792)
Cash and cash equivalents, beginning of year	59,516,236	19,506,154	38,202,068
Cash and cash equivalents, end of year	$25,806,002	$59,516,236	$19,506,154
Supplemental disclosures:
Interest paid	$31,183,487	$31,879,577	$21,388,530
Taxes paid	$1,049,381	$1,143,380	$327,253
Non-cash exchanges and conversions (1)	$108,812,276	$14,823,909	$31,942,605

(1)

In addition to the “Non-cash exchanges and conversions” reported above, on July 31, 2020 we and Pantheon formed PSLF, an unconsolidated joint venture. Pursuant to the terms of the transaction, Pantheon invested $35.0 million to acquire a 28% stake in PSLF, of which $12.5 million was paid to the Company and is included in “Proceeds from dispositions of investments” on the Statement of Cash Flows. We contributed our formerly wholly-owned subsidiary, Funding I, to PSLF in exchange for a 72% stake in the joint venture which was valued at $96.2 million ($63.0 million of PSLF member notes and 72% of PSLF’s members’ equity). As a result of this non-cash transaction, Funding I was deconsolidated from PennantPark Investment’s financial statements, including Funding I’s portfolio of senior loans valued at $356.1 million as of July 31, 2020.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—139.9 (1), (2)
First Lien Secured Debt—76.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%		1M L+800	8,302,303	$7,543,090	$7,887,188
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	7.00%		3M L+600	125,000	125,000	120,625
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—		—	62,500	—	(2,188)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%		3M L+550	15,957,113	15,736,757	15,637,971
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%		1M L+525	178,844	178,844	173,479
Apex Service Partners, LLC (7)	07/31/2021	Personal, Food and Miscellaneous Services	—		—	1,165,420	—	(34,963)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%		1M L+550	6,722,525	6,674,529	6,580,680
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%		3M L+850	25,907,420	25,907,420	23,510,984
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%		3M L+575	3,605,894	3,539,582	3,539,906
Compex Legal Services, Inc. (7)	02/08/2021	Business Services	—		—	1,549,743	—	(12,863)
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%		3M L+575	458,962	458,962	450,563
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—		—	196,698	—	(3,600)
Datalot Inc. (Revolver)	01/24/2025	Insurance	6.25%		3M L+525	1,788,165	1,788,165	1,790,310
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.00%		1M L+700	8,975,884	8,924,948	8,975,884
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—		—	1,528,102	—	(27,964)
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	5.50%		1M L+450	517,594	517,594	510,761
HW Holdco, LLC	12/10/2024	Media	5.50%		3M L+450	2,567,177	2,547,350	2,490,162
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—		—	3,387,097	—	(101,613)
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%		3M L+600	5,572,968	5,461,508	5,517,238
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	8.37%		1M L+737	19,888,478	19,811,644	19,987,920
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%		3M L+550	23,574,241	23,403,071	23,338,498
Integrity Marketing Acquisition, LLC (7)	07/15/2021	Insurance	—		—	592,800	—	(1,482)
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	9.50%		1M L+850	13,516,275	13,430,024	13,516,275
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	11,921,000	11,797,407	11,658,738
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%		1M L+700	1,453,571	1,453,571	1,421,593
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—		—	484,524	—	(10,660)
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—		—	827,586	—	(12,414)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%		1M L+750	751,480	744,986	692,188
					(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.25%		1M L+525	1,564,213	1,548,989	1,544,661
Lightspeed Buyer Inc. (7)	08/03/2021	Healthcare, Education and Childcare	—		—	882,075	—	(2,205)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.75%		1M L+575	1,165,780	1,165,780	1,151,208
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%		1M L+625	1,769,912	1,769,912	1,661,947
MeritDirect, LLC	05/23/2024	Media	6.50%		3M L+550	2,901,820	2,868,498	2,763,983
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—		—	2,518,345	—	(119,621)
Ox Two, LLC	02/27/2023	Building Materials	7.25%		1M L+625	21,352,147	21,112,545	21,245,386
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	7.25%		1M L+625	488,000	488,000	485,560
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—		—	2,012,000	—	(10,060)
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	7.40%		3M L+725	11,437,714	11,219,222	10,637,074
PRA Events, Inc.	08/08/2022	Business Services	—	(6)	—	19,180,820	18,839,885	16,150,251
PRA Events, Inc. (Revolver)	08/08/2022	Business Services	—	(6)	—	2,000,000	2,000,000	1,684,000
Provation Medical, Inc.	03/11/2024	Electronics	7.15%		3M L+700	26,527,500	26,094,813	26,179,990
Questex, LLC	09/09/2024	Media	6.75%		3M L+575	22,050,000	21,733,659	20,286,000
Questex, LLC (Revolver)	09/09/2024	Media	6.75%		3M L+575	1,795,213	1,795,213	1,651,596
Questex, LLC (Revolver) (7)	09/09/2024	Media	—		—	1,795,213	—	(143,617)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	6.75%		3M L+575	1,336,285	1,336,285	1,298,602
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—		—	890,857	—	(25,122)
Research Horizons, LLC	06/28/2022	Media	7.25%		1M L+625	29,546,453	29,334,375	28,364,595
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%		3M L+550	2,913,731	2,913,731	2,752,019
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—		—	363,636	—	(12,764)
Riverside Assessments, LLC	03/10/2025	Education	6.75%		3M L+575	15,671,250	15,389,332	14,848,509
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—		—	597,943	—	(10,763)
Sales Benchmark Index LLC (7)	07/07/2021	Business Services	—		—	1,829,268	—	(43,902)
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—		—	731,707	—	(17,561)
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%		3M L+600	516,273	510,389	478,844
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.00%		3M L+600	15,759	15,759	14,617
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—		—	22,281	—	(1,615)
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	7.50%		3M L+650	1,129,032	1,129,032	1,092,339
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—		—	887,097	—	(28,831)
Solutionreach, Inc. (Revolver)	01/17/2024	Communications	6.75%		3M L+575	1,248,750	1,248,750	1,235,014
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—		—	416,250	—	(4,579)
Spear Education, LLC	02/26/2025	Education	6.50%		3M L+500	15,049,375	14,906,170	14,673,140
Spear Education, LLC (7)	02/26/2022	Education	—		—	6,875,000	—	(171,875)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2020

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%		1M L+900	20,478,378	$19,804,843	19,864,027
Spectacle Gary Holdings, LLC (7)	12/23/2025	Hotels, Motels, Inns and Gaming	—		—	1,121,622	—	(33,649)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%		3M L+525	1,789,156	1,789,156	1,735,482
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%		1M L+550	17,660,607	17,410,805	17,528,153
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—		—	2,702,151	—	(20,267)
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	7.25%		1M L+625	1,137,857	1,137,857	1,115,100
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—		—	505,714	—	(10,114)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%		1M L+525	6,027,680	5,998,741	6,008,392
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	9.00%		1M L+800	8,301,563	8,301,563	8,218,547
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	7.25%		3M L+625	21,515,625	21,203,376	21,515,625
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.50%		3M L+550	9,145,221	8,970,259	9,053,770
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—		—	2,573,529	—	3,217
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—		—	551,471	—	(10,037)
Total First Lien Secured Debt							412,081,391	402,168,282
Second Lien Secured Debt—32.0%
Confie Seguros Holding Co.	10/31/2025	Insurance	8.66%		3M L+850	14,500,000	14,281,633	13,920,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%		3M L+825	19,627,143	19,382,758	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%		1M L+825	32,500,000	32,062,567	31,460,000
Infogroup, Inc.	04/03/2024	Other Media	10.25%		3M L+925	20,400,000	20,157,649	20,145,000
MailSouth, Inc.	10/23/2024	Printing and Publishing	—	(6)	—	36,828,975	36,224,201	18,782,777
MBS Holdings, Inc.	01/02/2024	Telecommunications	9.59%		1M L+850	19,623,649	19,359,314	19,329,294
VT Topco, Inc.	08/24/2026	Business Services	7.15%		3M L+700	10,000,000	9,956,408	9,800,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	8.65%		1M L+850	35,300,000	34,816,687	35,300,000
Total Second Lien Secured Debt							186,241,217	168,364,214
Subordinated Debt/Corporate Notes—9.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%		—	14,051,843	13,842,572	13,665,417
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%		—	37,371,131	36,938,019	36,903,992
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes							50,780,591	50,569,409
Preferred Equity/Partnership Interests—4.1% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	167,083
Cascade Environmental LLC	—	Environmental Services	16.00%			178,304	17,607,478	17,652,053
Condor Holdings Limited (8), (11)	—	Business Services	—		—	556,000	64,277	71,233
Condor Top Holdco Limited (8), (11)	—	Business Services	—		—	556,000	491,723	1,308,363
MeritDirect Holdings, LP (9)	—	Media	—		—	540	540,000	357,199
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—		—	107	106,823	129,098
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%		—	1,347	1,346,530	1,409,711
TPC Holding Company, LP (8),(11)	—	Food	—		—	219	219,010	237,288
Total Preferred Equity/Partnership Interests							20,875,841	21,332,028
Common Equity/Partnership Interests/Warrants—17.7% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—		—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—		—	805,164	805,164	1,002,599
AG Investco LP (7), (9)	—	Business Services	—		—	194,836	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—		—	125,000	125,000	81,148
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	2,236,540
Cascade Environmental LLC (9)	—	Environmental Services	—		—	33,901	2,852,080	696,346
CI (Allied) Investment Holdings, LLC	—	Business Services	—		—	120,962	1,243,217	—
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—		—	122,870	1,270,646	1,647,095
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—		—	22,500	2,250,000	1,165,785
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—		—	3,449	3,448,658	5,072,041
ECM Investors, LLC (9)	—	Electronics				167,537	167,537	254,307
eCommission Holding Corporation (11)	—	Financial Services	—		—	80	1,004,625	1,029,685
Faraday Holdings, LLC	—	Building Materials	—		—	4,277	217,635	1,408,259
Gauge Lash Coinvest LLC	—	Consumer Products	—		—	889,376	1,053,800	1,565,301
Gauge Schlesinger Coinvest, LLC	—	Business Services	—		—	9	8,896	8,662
Gauge TVC Coinvest, LLC	—	Transportation	—		—	810,645	810,645	999,520
(TVC Enterprises, LLC)
GCOM InvestCo LP (7)	—	Business Services	—		—	111,574	—	—
Go Dawgs Capital III, LP	—	Building Materials	—		—	675,325	675,325	675,325
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—		—	15,000	1,500,000	2,886,104
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—		—	181,495	2,040,000	2,522,594
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—		—	375,675	4,317,307	18,761,506
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—		—	1,906,433	1,906,433	12,010,531
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	987,895

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2020

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	$—	$417,910
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	593,924
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	313,596
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	—
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180	2,180	5,432
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	982,857	987,611
(Holdco Sands Intermediate, LLC) (9)
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	70,000	70,000	103,995
QuantiTech InvestCo LP (7), (9)	—	Aerospace and Defense	—	—	96,667	—	—
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	259,298
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	71	70,870	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,749,600
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,756,165
Class B (US Dominion, Inc.)
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,527	56,482
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,021,880	341,029
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	2,753,143
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	4,450,000	23,022,380
(Winter Park Intermediate, Inc.)
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231,400	254,847
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	2,614,078
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						43,704,169	93,240,733
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						713,683,209	735,674,666
Investments in Non-Controlled, Affiliated Portfolio Companies—5.3% (1), (2)
Preferred Equity/Partnership Interests—5.1% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	5,055,851
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	21,795,244
Total Preferred Equity/Partnership Interests						21,565,389	26,851,095
Common Equity/Partnership Interests/Warrants—0.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	902,798
Total Common Equity/Partnership Interests/Warrants						56,063,531	902,798
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,628,920	27,753,893
Investments in Controlled, Affiliated Portfolio Companies—60.6% (1), (2)
First Lien Secured Debt—7.0%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	6.50%	3M L+600	£28,500,000	39,682,375	36,844,800
Total First Lien Secured Debt						39,682,375	36,844,800
Second Lien Secured Debt—10.0%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	52,479,266	52,094,291	52,479,266
			(PIK 11.00%)
Total Second Lien Secured Debt						52,094,291	52,479,266
Subordinated Debt—12.0%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	63,000,000	63,000,000	63,000,000
Total Subordinated Debt						63,000,000	63,000,000
Preferred Equity—2.3% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	12,215,888
Total Preferred Equity						11,271,750	12,215,888
Common Equity—29.3% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	927,315
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,221,176	33,221,176	36,262,577
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,150,000	26,689,495
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	89,923,518
Total Common Equity						208,211,746	153,802,905
Total Investments in Controlled, Affiliated Portfolio Companies						374,260,162	318,342,859
Total Investments—205.8%						1,165,572,291	1,081,771,418
Cash and Cash Equivalents—4.9%
BlackRock Federal FD Institutional 30						2,277,244	2,277,244
BNY Mellon Cash Reserve and Cash						23,523,843	23,528,758
Total Cash and Cash Equivalents						25,801,087	25,806,002
Total Investments and Cash Equivalents—210.7%						$1,191,373,378	$1,107,577,420
Liabilities in Excess of Other Assets—(110.7%)							(581,868,568)
Net Assets—100.0%							$525,708,852

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

(5)	The security was not valued using significant unobservable inputs. The value of all other securities was determined using significant unobservable inputs (See Note 5).
(6)	Non-income producing securities.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2020, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 13% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2019

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—161.0 (1), (2)
First Lien Secured Debt—100.7%
Altamira Technologies, LLC (5)	07/24/2025	Aerospace and Defense	8.28%	3M L+600	1,000,000	$985,250	$1,000,000
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	187,500	—	—
American Insulated Glass, LLC (5)	12/21/2023	Building Materials	8.10%	3M L+550	31,044,000	30,504,462	30,578,340
American Insulated Glass, LLC (7)	12/21/2023	Building Materials	—	—	1,350,649	—	(20,260)
Bazaarvoice, Inc. (5)	02/01/2024	Printing and Publishing	7.79%	1M L+575	14,775,844	14,652,557	14,628,085
Bottom Line Systems, LLC (5)	02/13/2023	Healthcare, Education and Childcare	8.04%	1M L+600	21,722,525	21,510,208	21,718,181
Broder Bros., Co.	12/02/2022	Consumer Products	10.60%	3M L+850	27,218,672	27,219,280	27,218,672
Cano Health, LLC (5)	12/23/2021	Healthcare, Education and Childcare	8.36%	1M L+625	29,073,557	28,790,688	29,073,557
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	9.04%	1M L+700	9,750,000	9,663,494	9,255,675
Deva Holdings, Inc. (5)	10/31/2023	Consumer Products	7.54%	3M L+550	4,486,071	4,421,743	4,486,071
Deva Holdings, Inc. (7)	10/31/2022	Consumer Products	—	—	385,000	—	—
HW Holdco, LLC (5)	12/10/2024	Media	8.39%	3M L+625	17,480,806	17,317,655	17,480,806
HW Holdco, LLC (Revolver)	12/10/2024	Media	8.39%	3M L+625	487,742	487,742	487,742
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	2,899,355	—	—
Impact Group, LLC (5)	06/27/2023	Personal, Food and Miscellaneous Services	8.72%	1M L+650	20,101,907	20,001,084	19,900,888
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	10.61%	1M L+850	14,627,202	14,463,765	14,627,202
K2 Pure Solutions NoCal, L.P. (5)	12/20/2023	Chemicals, Plastics and Rubber	7.33%	1M L+475	26,929,833	26,577,555	26,603,982
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	7.30%	1M L+525	678,333	678,333	670,125
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,259,762	—	(15,243)
Kentucky Downs, LLC (5)	03/07/2025	Hotels, Motels, Inns and Gaming	10.60%	1M L+850	10,024,046	9,831,274	10,024,046
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—	—	2,482,759	—	—
Lombart Brothers, Inc. (5)	04/13/2023	Healthcare, Education and Childcare	8.35%	3M L+625	17,093,818	16,900,562	16,922,880
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	10.00%	P+500	624,675	624,675	621,551
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Healthcare, Education and Childcare	—	—	1,145,237	—	(5,726)
MeritDirect, LLC (5)	05/23/2024	Media	8.06%	3M L + 550	19,539,663	19,263,565	19,246,568
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(37,775)
Ox Two, LLC	02/27/2023	Building Materials	8.29%	1M L+625	21,785,448	21,461,501	21,785,448
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	12.25%	P+725	2,288,000	2,288,000	2,288,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	212,000	—	—
Peninsula Pacific Entertainment LLC	11/13/2024	Hotels, Motels, Inns and Gaming	9.35%	3M L+725	8,495,190	8,480,683	8,495,190
Pestell Minerals and Ingredients Inc. (5), (8), (11)	06/01/2023	Beverage, Food and Tobacco	7.57%	3M L+525	5,458,750	5,411,313	5,404,163
PlayPower, Inc. (5)	05/08/2026	Consumer Products	7.60%	3M L+550	4,189,500	4,148,451	4,184,263
PRA Events, Inc.	08/08/2022	Business Services	9.11%	3M L+700	19,380,021	19,137,807	19,380,021
PRA Events, Inc. (Revolver) (7)	08/08/2022	Business Services	—	—	2,000,000	—	—
Provation Medical, Inc.	03/11/2024	Electronics	9.34%	3M L+700	26,797,500	26,265,386	26,422,335
Quantum Spatial, Inc. (5)	09/04/2024	Aerospace and Defense	7.32%	1M L+525	15,000,000	14,777,156	14,775,000
Questex, LLC	09/09/2024	Media	7.11%	3M L+500	22,275,000	21,892,186	22,052,250
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590,426	—	(35,904)
Radius Aerospace, Inc. (5)	03/31/2025	Aerospace and Defense	7.85%	3M L+575	8,528,572	8,408,418	8,464,608
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	8.61%	3M L+575	428,571	428,571	425,358
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,000,000	—	(7,498)
Research Horizons, LLC	06/28/2022	Media	8.36%	1M L+625	31,036,318	30,707,239	30,415,591
Research Now Group, Inc. and Survey Sampling International LLC (5)	12/20/2024	Business Services	7.75%	3M L+550	9,924,242	9,782,674	9,939,724
Riverpoint Medical, LLC (5)	06/20/2025	Healthcare, Education and Childcare	7.39%	3M L+500	1,995,000	1,975,739	1,984,626
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(1,891)
Schlesinger Global, Inc.	07/14/2025	Business Services	7.10%	3M L+500	371,318	365,869	371,318
Schlesinger Global, Inc. (7)	07/14/2025	Business Services	—	—	81,514	—	—
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.82%	3M L+500	13,586	13,586	13,586
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—	—	24,454	—	—
Signature Systems Holding Company (5)	05/03/2024	Chemicals, Plastics and Rubber	8.60%	P+650	14,906,271	14,699,927	14,906,271
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016,129	—	—
Solutionreach, Inc. (5)	01/17/2024	Communications	7.79%	3M L+575	13,253,400	13,015,745	13,082,432
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	(21,478)
Triad Manufacturing, Inc.	12/28/2020	Manufacturing / Basic Industries	13.29%	3M L+1,125	21,589,610	21,447,963	21,373,714
TVC Enterprises, LLC (5)	01/18/2024	Transportation	7.55%	1M L+550	32,960,373	32,378,623	32,960,373
TVC Enterprises, LLC (7)	01/18/2024	Transportation	—	—	4,053,227	—	—
TVC Enterprises, LLC (Revolver)	01/18/2024	Transportation	7.61%	1M L+550	967,902	967,902	967,902
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—	—	1,734,249	—	—
TWS Acquisition Corporation (5)	06/16/2025	Education	8.28%	1M L+625	8,850,000	8,640,294	8,673,000
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	8.28%	1M L+625	505,714	505,714	495,600
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,137,857	—	(22,757)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	7.80%	1M L+575	6,203,031	6,175,004	6,018,180
UBEO, LLC (5)	04/03/2024	Printing and Publishing	6.78%	3M L+450	2,300,400	2,279,160	2,277,396
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	11.10%	1M L+900	8,389,063	8,389,063	8,389,063
Vision Purchaser Corporation (5)	06/10/2025	Media	8.30%	1M L+625	3,440,998	3,374,373	3,406,588
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	8.83%	3M L+650	22,078,125	21,695,009	22,243,711
Whitney, Bradley & Brown, Inc. (5)	10/18/2022	Aerospace and Defense	9.55%	1M L+750	10,204,866	10,061,266	10,204,866
Total First Lien Secured Debt						583,068,514	585,776,415

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. PennantPark Investment’s objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on The Nasdaq Global Select Market under the symbol “PNNT.”

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

SBIC II, our wholly-owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

Funding I, a wholly-owned subsidiary and a special purpose entity of the Company prior to July 31, 2020, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement did not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. Funding I is no longer a subsidiary of PennantPark Investment as result of the joint venture described below.

On July 31, 2020, we and certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP (“Pantheon”) entered into a limited liability company agreement to co-manage PSLF, a newly-formed unconsolidated joint venture. In connection with this transaction, we contributed in-kind our formerly wholly-owned subsidiary, Funding I. As a result of this transaction, Funding I became a wholly-owned subsidiary of PSLF and has been deconsolidated from our financial statements. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. See Note 4.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of COVID-19 during the first quarter of 2020, and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2019, we had no portfolio companies on non-accrual.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC, we do not anticipate incurring any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended September 30, 2020, 2019 and 2018, we recorded a provision for taxes of $1.2 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), $1.2 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes related to Taxable Subsidiaries) and zero, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, we do not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in the fair value of investments and liabilities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments and liabilities.

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

(f)Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds, our formerly wholly-owned subsidiary, Funding I, and our Taxable Subsidiaries in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSLF. See further description of our investment in PSLF in Note 4.

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

(h)Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended September 30, 2020. The adoption of the Final Rules did not have a material impact on our financial statements.

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

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of base management fees, correlated to our 16% energy exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned base management fees of $18.6 million, $18.2 million and $16.5 million (after a waiver of $0.9 million), respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. Additionally, beginning April 1, 2020 and through September 30, 2020, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser earned $2.7 million (after a waiver of $1.9 million), $5.1 million and $11.0 million (after a waiver of $0.5 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2020, 2019 and 2018, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2020. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2020, 2019 and 2018, we reimbursed the Investment Adviser approximately $1.4 million, $1.8 million and $2.0 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the year ended September 30, 2020, the Company purchased $15.0 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act. There were no transactions in accordance with Rule 17a-7 of the 1940 Act during the years ended September 30, 2019 and 2018, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2020, 2019 and 2018 totaled $333.9 million, $545.6 million and $616.1 million, respectively. Sales and repayments of investments for the same periods totaled $162.7 million, $426.5 million and $630.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2020		September 30, 2019
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$451,763,766	$439,013,082	$697,120,114	$695,280,815
Second lien	238,335,508	220,843,480	269,204,159	269,310,647
Subordinated debt / corporate notes	50,780,591	50,569,409	61,522,066	61,187,670
Subordinated notes in PSLF	63,000,000	63,000,000	—	—
Equity	328,471,250	272,082,870	229,176,376	193,653,664
Equity in PSLF	33,221,176	36,262,577	—	—
Total investments	1,165,572,291	1,081,771,418	1,257,022,715	1,219,432,796
Cash and cash equivalents	25,801,087	25,806,002	59,546,438	59,516,236
Total investments and cash and cash equivalents	$1,191,373,378	$1,107,577,420	$1,316,569,153	$1,278,949,032

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2020 (1)	September 30, 2019
Healthcare, Education and Childcare	17%	16%
Energy and Utilities	9	10
Auto Sector	6	4
Consumer Products	6	6
Environmental Services	6	4
Media	6	8
Building Materials	4	5
Business Services	4	4
Distribution	4	3
Electronics	4	2
Hotels, Motels, Inns and Gaming	4	2
Insurance	4	1
Personal, Food and Miscellaneous Services	4	3
Beverage, Food and Tobacco	3	3
Education	3	1
Home and Office Furnishings	3	2
Aerospace and Defense	2	4
Chemicals, Plastics and Rubber	2	4
Other Media	2	2
Printing and Publishing	2	4
Telecommunications	2	2
Transportation	2	3
Manufacturing / Basic Industries	1	3
Other	—	4
Total	100%	100%

(1)	Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. Pursuant to the terms of the transaction, Pantheon invested $35.0 million to acquire a 28% stake in PSLF (of which $12.5 million was paid to the Company), and we contributed our formerly wholly-owned subsidiary, Funding I, to PSLF for a 72% stake in PSLF which was valued at $96.2 million ($63.0 million of PSLF member notes and 72% of PSLF’s members’ equity). Funding I held $356.1 million of senior loans at fair value as of July 31, 2020 and had a net asset value of $133.6 million. As a result of this tax-free transaction, Funding I became a wholly-owned subsidiary of PSLF and has been deconsolidated from our financial statements which triggered a $9.2 million deconsolidation realized loss recognized in our Statement of Operations. The $9.2 million deconsolidation realized loss is comprised of $6.8 million of unrealized depreciation on the portfolio as of the transaction date and $2.4 million of additional dilution.

As of September 30, 2020, PSLF had total assets of $361.8 million. PSLF’s portfolio consisted of debt investments in 37 portfolio companies as of. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSLF was $18.4 million and the five largest investments totaled $77.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2020, we and Pantheon owned 72% and 28%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same date, our investment in PSLF consisted of subordinated notes of $63.0 million and equity interests of $36.3 million.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of a quorum of Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the Member Designees’ Committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each of us or Pantheon.

Additionally, PSLF has entered into a $250.0 million senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 260 basis points, or the PSLF Credit Facility, with BNP Paribas through its wholly-owned subsidiary, or PSLF Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSLF’s portfolio at fair value:

September 30, 2020
Total investments	$353,366,358
Weighted average yield on debt investments	7.3%
Number of portfolio companies in PSLF	37
Largest portfolio company investment	$18,411,916
Total of five largest portfolio company investments	$77,896,431

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Below is a listing of PSLF’s individual investments as of:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—701.6%
Advantage Sales & Marketing	07/23/2021	Grocery	4.25%	1M L+325	8,627,315	$8,418,699	$8,456,926
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	7.00%	3M L+600	971,231	958,950	937,238
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,775,105	14,571,097	14,479,603
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,607,449	6,546,594	6,409,225
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,628,085	14,509,210	14,408,664
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	15,000,000	14,895,515	14,683,499
Cano Health, LLC	06/02/2025	Healthcare, Education and Childcare	8.50%	1M L+750	18,274,854	18,174,687	18,411,916
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,116,895	6,991,975	7,125,435
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,564,726	13,448,313	13,316,490
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,873,184	2,846,226	2,858,818
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,193,571	12,028,384	11,888,732
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,737,500	14,619,623	14,295,375
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	447,833	444,755	443,354
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,737,500	14,583,983	14,413,275
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+850	10,153,350	9,978,792	10,001,050
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,015,428	1,998,623	1,856,411
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.25%	1M L+525	12,598,209	12,365,207	12,440,731
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	16,914,403	16,770,520	15,882,625
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	6,000,000	5,700,000	5,707,500
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	14,076,563	13,914,921	13,407,926
PlayPower, Inc.	05/08/2026	Consumer Products	5.72%	3M L+550	4,025,520	3,990,631	3,824,244
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,779,429	13,608,176	13,503,840
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,847,328	14,728,854	14,023,302
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,975,000	1,958,417	1,905,678
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,887,195	7,748,712	7,697,903
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,448,483	5,378,893	5,350,411
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	14,250,000	14,096,623	13,786,875
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,531,123	12,351,398	12,393,282
STV Group Incorporated	12/11/2026	Transportation	5.40%	1M L+525	12,351,980	12,238,771	12,228,460
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	5,080,832	5,034,725	4,928,407
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	1,980,000	1,874,970	1,905,750
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,650,076	5,593,575	5,480,573
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	14,547,897	14,343,185	14,438,788
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	8,644,186	8,469,082	8,471,302
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,738,102	4,700,032	4,453,816
Vision Purchaser Corporation	06/10/2025	Media	7.25%	1M L+625	14,358,203	14,112,113	13,496,711
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,194,162	14,029,177	14,052,223
Total First Lien Secured Debt						358,023,408	353,366,358
Cash and Cash Equivalents—26.9%
BlackRock Federal FD Institutional 30						7,353,307	7,353,307
US Bank Cash						183,412	183,412
Total Cash and Cash Equivalents						7,536,719	7,536,719
Total Investments and Cash Equivalents—1,141.9%						$365,560,127	$360,903,077
Liabilities in Excess of Other Assets—(1,041.9)%							(310,538,386)
Members' Equity—100.0%							$50,364,691

(1)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)	Valued based on PSLF’s accounting policy.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Below is the financial information for PSLF:

Statements of Assets and Liabilities
September 30, 2020
Assets
Investments at fair value (cost—$358,023,408)	$353,366,358
Cash and cash equivalents (cost—$7,536,719)	7,536,719
Interest receivable	877,008
Total assets	361,780,085
Liabilities
Distribution payable	1,393,716
Payable for investments purchased	5,700,000
Credit facility payable	213,500,000
Notes payable to members	87,500,000
Interest payable on credit facility	1,649,852
Interest payable on members notes	1,356,250
Accrued other expenses	315,576
Total liabilities	311,415,394
Commitments and contingencies (1)	—
Members' equity	50,364,691
Total liabilities and members' equity	$361,780,085

(1)	As of September 30, 2020, PSLF did not have any unfunded commitments to fund investments.

Statements of Operations (1)
Period Ended September 30,
2020
Investment income:
Interest	$4,504,788
Other income	2,444
Total investment income	4,507,232
Expenses:
Interest and expenses on credit facility	1,039,327
Interest expense on members notes	1,356,250
Administrative services expenses	195,310
Other general and administrative expenses (2)	120,266
Total expenses	2,711,153
Net investment income	1,796,079
Realized and unrealized gain on investments:
Net realized gain on investments	254,653
Net change in unrealized appreciation on investments	2,173,436
Net realized and unrealized gain from investments	2,428,089
Net increase in members' equity resulting from operations	$4,224,168

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

SEPTEMBER 30, 2020

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$38,794,224	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	400,218,858	Market Comparable	Market Yield	6.4% – 15.0% (9.0%)
Second lien	202,060,703	Market Comparable	Market Yield	8.4% – 11.0% (10.0%)
Second lien	18,782,777	Enterprise Market Value	EBITDA multiple	8.5x
Subordinated debt / corporate notes	113,569,409	Market Comparable	Market Yield	9.4% – 16.1% (12.0%)
Equity	253,101,893	Enterprise Market Value	EBITDA multiple	4.6x – 22.0x (11.4x)
Equity	17,652,053	Market Comparable	Market Yield	19.1%
Total Level 3 investments	$1,044,179,917
Truist Credit Facility	$368,701,972	Market Comparable	Market Yield	3.8%

Asset Category	Fair value at September 30, 2019	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$30,300,736	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	664,980,079	Market Comparable	Market Yield	6.7% – 15.8% (8.7%)
Second lien	55,556,250	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	213,754,397	Market Comparable	Market Yield	10.3% – 12.7% (11.4%)
Subordinated debt / corporate notes	61,187,670	Market Comparable	Market Yield	12.0% – 16.1% (15.2%)
Equity	192,859,084	Enterprise Market Value	EBITDA multiple	0.6x – 17.3x (12.1x)
Total Level 3 investments	$1,218,638,216
Long-Term Credit Facilities	$465,390,214	Market Comparable	Market Yield	3.9% – 4.2% (4.1%)

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Our investments, cash and cash equivalents, Credit Facilities, SBA debentures and 2024 Notes were categorized as follows in the fair value hierarchy for ASC 820 purposes:

	Fair Value at September 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$773,425,971.0	$—	$—	$773,425,971	$—
Equity investments	308,345,447	1,328,924	—	270,753,946	36,262,577
Total investments	1,081,771,418	1,328,924	—	1,044,179,917	36,262,577
Cash and cash equivalents	25,806,002	25,806,002	—	—	—
Total investments and cash and cash equivalents	$1,107,577,420	$27,134,926	$—	$1,044,179,917	$36,262,577
Truist Credit Facility	$368,701,972	$—	$—	$368,701,972	$—
SBA Debentures (2)	115,772,677	—	—	115,772,677	—
2024 Notes (2)	83,837,560	—	83,837,560	—	—
Total debt	$568,312,209	$—	$83,837,560	$484,474,649	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2020, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2019
Description	Fair Value	Level 1	Level 2	Level 3
Debt investments	$1,025,779,132	$—	$—	$1,025,779,132
Equity investments	193,653,664	794,580	—	192,859,084
Total investments	$1,219,432,796	794,580	—	1,218,638,216
Cash and cash equivalents	59,516,236	59,516,236	—	—
Total investments and cash and cash equivalents	$1,278,949,032	$60,310,816	$—	$1,218,638,216
BNP Credit Facility	$170,145,000	$—	$—	$170,145,000
Truist Credit Facility	295,245,214	—	—	295,245,214
SBA Debentures(1)	146,111,055	—	—	146,111,055
2024 Notes	72,256,607	—	72,256,607	—
Total debt	$683,757,876	$—	$72,256,607	$611,501,269

(1)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value, which approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3):

	Year Ended September 30, 2020
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net realized gain (loss)	1,166,755	(12,123,615)	(10,956,860)
Net change in unrealized depreciation	(28,386,686)	(19,106,443)	(47,493,129)
Purchases, PIK interest, net discount accretion and non-cash exchanges	287,551,273	109,604,770	397,156,043
Sales, repayments and non-cash exchanges	(149,713,495)	(479,848)	(150,193,343)
Investments contributed in-kind to PSLF	(356,140,523)	—	(356,140,523)
Realized loss on investments contributed in-kind to PSLF	(6,830,487)	—	(6,830,487)
Transfers in/out of Level 3	—	—	—
Ending Balance	$773,425,971	$270,753,946	$1,044,179,917
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(27,243,048)	$(22,106,443)	$(49,349,491)

	Year Ended September 30, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$970,587,703	$160,656,044	$1,131,243,747
Net realized losses	(20,338,793)	(88,205,089)	(108,543,882)
Net change in unrealized appreciation (depreciation)	(1,960,888)	76,877,129	74,916,241
Purchases, PIK interest, net discount accretion and non-cash exchanges	494,678,346	52,772,604	547,450,950
Sales, repayments and non-cash exchanges	(417,187,234)	(9,241,606)	(426,428,840)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(2,204,826)	$27,758,106	$25,553,280

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

The tables below show a reconciliation of the beginning and ending balances for liabilities recognized at fair value and measured using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facilities	2020		2019
Beginning Balance (cost – $472,636,000 and $78,520,000, respectively)	$465,390,214		$75,645,830
Net change in unrealized (depreciation) appreciation included in earnings	(12,304,242)		(4,371,616)
Borrowings (1)	298,000,000		743,000,000
Repayments (1)	(145,384,000)		(348,884,000)
Transfers in and/or out of Level 3	(245,000,000)	(2)	—
Ending Balance (cost – $380,252,000 and $472,636,000, respectively)	$360,701,972		$465,390,214
Temporary draws outstanding, at cost	8,000,000		—
Ending Balance (cost – $388,252,000 and $472,636,000, respectively)	$368,701,972		$465,390,214

(1)	Excludes temporary draws.
(2)

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. Pursuant to the terms of the transaction, we contributed our formerly wholly-owned subsidiary, Funding I, to PSLF for a 72% stake in the joint venture. As a result of the transaction, Funding I was deconsolidated from PennantPark Investment’s financial statements, including Funding I’s BNP Credit Facility with $245.0 million drawn as of July 31, 2020. This non-cash transaction has been reported above as transfer out of level 3.

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$38,752,000	$36,198,400	December 18, 2020	$(2,553,600)

As of September 30, 2019, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,136,000	$35,736,700	December 13, 2019	$(4,399,300)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $7.1 and zero relating to amendment costs on the Credit Facilities during the years ended September 30, 2020, 2019 and 2018, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and, prior to their redemption, the 2019 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

For the years ended September 30, 2020, the Credit Facilities had a net change in unrealized depreciation of $12.3 million. For the years ended September 30, 2019 and 2018, the Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $5.7 million and $3.9 million, respectively. As of September 30, 2020, the net unrealized depreciation on Truist Credit Facility totaled $19.6 million. As of September 30, 2019, the net unrealized depreciation on our Credit Facilities totaled $7.2 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and, prior to their redemption, the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2020 were as follows:

Name of Investment	Fair Value at September 30, 2019	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2020	Interest Income	PIK Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,059,204	$630,775	$—	$82,136	$37,772,115	$2,349,991	$—	$—
PennantPark Senior Loan Fund, LLC *	—	96,221,176	—	3,041,401	99,262,577	976,500	—	—
PT Networks, LLC	72,434,438	8,847,077	—	10,103,134	91,384,649	61,367	5,902,180	—
RAM Energy LLC	123,957,717	11,443,334	—	(45,477,533)	89,923,518	—	1,426,666	—
Total Controlled Affiliates	$233,451,359	$117,142,362	$—	(32,250,862.00)	$318,342,859	$3,387,858	$7,328,846	$—
Non-Controlled Affiliates
ETX Energy, LLC	$22,717,376	$—	$—	(17,661,525)	$5,055,851	$—	$—	$—
MidOcean JF Holdings Corp.	26,631,962	28,104	—	(3,962,024)	22,698,042	—	—	—
Total Non-Controlled Affiliates	$49,349,338	$28,104	$—	$(21,623,549)	$27,753,893	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$282,800,697	$117,170,466	$—	$(53,874,411)	$346,096,752	$3,387,858	$7,328,846	$—

(1)	Includes PIK.
*

We and Pantheon are the members of PSLF, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSLF make investments in the PSLF in the form of subordinated debt and equity interests, and all portfolio and other material decision regarding PSLF must be submitted to PSFL’s board of directors or investment committee, both of which are comprised of two members appointed by each of us and Pantheon. Because management of PSLF is shared equally between us and Pantheon, we do not believe we control PSLF for purposes of the 1940 Act or otherwise.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2020	2019	2018
Numerator for net (decrease) increase in net assets resulting from operations	$(15,969,753)	$15,924,806	$47,713,462
Denominator for basic and diluted weighted average shares	67,045,105	67,708,683	70,686,354
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.24)	$0.24	$0.68

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

As of September 30, 2020 and 2019, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2020	2019	2018
Decrease in paid-in capital	$(567,128)	$(1,067,350)	$—
(Decrease) increase in accumulated net realized gain	(1,805,680)	(2,136,670)	54,520
Increase (decrease) in undistributed net investment income	2,372,808	3,204,020	(54,520)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2020	2019	2018
Net (decrease) increase in net assets resulting from operations	$(15,969,753)	$15,924,806	$47,713,462
Net realized loss (gain) on investments	20,827,252	108,515,658	(45,856,206)
Net change in unrealized depreciation (appreciation) on investments and debt	33,872,713	(79,843,493)	51,476,896
Other book-to-tax differences	1,752,182	2,985,657	(722,661)
Other non-deductible expenses	2,837,966	2,874,707	343,083
Taxable income before dividends paid deduction	$43,320,360	$50,457,335	$52,954,574

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2020	2019	2018
Undistributed net investment income – tax basis	$21,934,012	$22,848,424	$20,714,977
Realized loss carried forward	(201,268,590)	(180,338,571)	(68,819,477)
Distributions payable and other book to tax differences	(18,407,316)	(18,494,772)	(16,579,769)
Net unrealized depreciation on investments and debt	(64,241,330)	(30,368,617)	(110,212,110)
Total accumulated deficit – book basis	$(261,983,224)	$(206,353,536)	$(174,896,379)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2020	2019	2018
Ordinary income (including short-term gains, if any)	$40,227,163	$48,449,313	$50,609,467
Long-term capital gain	—	—	—
Total distributions	$40,227,163	$48,449,313	$50,609,467
Total distributions declared per share	$0.60	$0.72	$0.72

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2020 and 2019, cash and cash equivalents consisted of money market funds in the amounts of $25.8 million and $59.5 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30:

	2020	2019	2018	2017	2016
Per Share Data:
Net asset value, beginning of year	$8.68	$9.11	$9.10	$9.05	$9.82
Net investment income (1)	0.58	0.66	0.75	0.79	0.99
Net realized and unrealized (loss) gain (1)	(0.82)	(0.42)	(0.07)	0.08	(0.73)
Net (decrease) increase in net assets resulting from operations (1)	(0.24)	0.24	0.68	0.87	0.26
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.60)	(0.72)	(0.72)	(0.82)	(0.81)
Distribution of realized gains	—	—	—	—	(0.30)
Total distributions to stockholders	(0.60)	(0.72)	(0.72)	(0.82)	(1.11)
Repurchase of common stock (1)	—	0.05	0.05	—	0.08
Net asset value, end of year	$7.84	$8.68	$9.11	$9.10	$9.05
Per share market value, end of year	$3.19	$6.27	$7.46	$7.51	$7.52
Total return (3)	(39.62)%	(6.28)%	9.70%	10.80%	36.64%
Shares outstanding at end of year	67,045,105	67,045,105	69,053,958	71,060,836	71,060,836
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (6)	4.91%	4.83%	4.99%	5.78%	6.65%
Ratio of interest and expenses on debt to average net assets (5)	6.22%	6.29%	3.54%	4.69%	4.18%
Ratio of total expenses to average net assets (5), (6)	11.13%	11.12%	8.53%	10.47%	10.83%
Ratio of net investment income to average net assets (5)	7.01%	7.35%	8.28%	8.67%	10.70%
Net assets at end of year	$525,708,852	$581,905,668	$628,901,895	$646,808,471	$643,366,856
Weighted average debt outstanding (7)	$794,641,334	$638,424,193	$504,963,762	$605,661,674	$634,769,508
Weighted average debt per share (1), (7)	$11.85	$9.43	$7.14	$8.52	$8.86
Asset coverage per unit (8)	$2,078	$2,066	$2,919	$2,998	$2,794
Average market value per unit (9), (10)	$23.47	$24.87	$—	$—	$24.68
Portfolio turnover ratio	12.74%	35.44%	56.51%	43.60%	26.50%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any (not annualized).
(6)

For the years ended September 30, 2020, 2018, 2017 and 2016, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 5.26%, 5.21%, 6.65% and 7.64%, respectively, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 11.48%, 8.75%, 11.33% and 11.82%, respectively.

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

(9)

The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2020, 2019 or 2018.

(10)

The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG,” which were issued in increments of $25 per unit and commenced trading on September 30, 2019.

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2020, 2019 and 2018, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, debt issuance costs on the BNP Credit Facility and amortized upfront fees on SBA debentures and 2024 Notes, was 4.0%, 6.0% and 4.5%, respectively. As of September 30, 2020, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2020 and 2019, our asset coverage ratio, as computed in accordance with the 1940 Act, was 208% and 207%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of July 31, 2020, Funding I is no longer a subsidiary of the Company consolidated in our financial statements and thus the BNP credit facility is no longer presented on the Statement of Assets and Liabilities (See Note 4). As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 4.6% as of September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR (or an alternative risk-free floating interest rate index). The BNP Credit Facility is secured by all of the assets of Funding I. Prior to deconsolidation on July 31, 2020, we owned 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

Truist Credit Facility

As of September 30, 2020, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2020 and 2019, we had $388.3 million and $301.6 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.5% and 4.2%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2020 and 2019. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of September 30, 2020 and 2019, we had $86.7 million and $173.4 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2020, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $118.5 million and $150.0 million as of September 30, 2020 and 2019, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both September 30, 2020 and 2019, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the years ended September 30, 2020 and 2019, $31.5 million and zero in SBA debentures were repaid, respectively. As of September 30, 2020 and 2019, the unamortized fees on the SBA debentures were $2.7 million and $3.9 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2019 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	25,000,000
September 20, 2017	September 1, 2027	2.9	31,500,000
March 21, 2018	March 1, 2028	3.5	71,000,000
Weighted Average Rate / Total		3.1%	$150,000,000

(1)	Excluding 3.4% of upfront fees.

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

2024 Notes

As of September 30, 2020 and 2019, we had $86.3 million and $75.0 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2020

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2020 and 2019, we had $37.4 million and $30.4 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2020, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for PT Networks, LLC as of September 30, 2020 and 2019 as well as for the years ended September 30, 2020, 2019 and 2018. In accordance with Rule 3-09, separate audited financial statements of RAM Energy Holdings LLC for the years ended September 30, 2020 and 2019 are being filed herewith as Exhibit 99.2, and Exhibit 99.3 and separate unaudited financial statements for the year ending September 30, 2018 are being filed herewith as Exhibit 99.4. In addition, audited financial statements will be filed for PT Networks, LLC. Similarly, in accordance with Rule 4-08(g) of Regulation S-X which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4. to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements.

PT Networks, LLC:

Balance Sheet (1)	September 30, 2020	September 30, 2019
Current assets	$53,466	$33,149
Noncurrent assets	215,550	211,337
Current liabilities	54,504	24,890
Noncurrent liabilities	$189,677	$181,322

	Years Ended September 30,
Income Statement (1)	2020	2019	2018
Total revenue	$215,458	$197,602	$201,364
Total expenses	(227,227)	(247,125)	(235,391)
Net loss	$(11,769)	$(49,523)	$(34,027)

(1)	All amounts are in thousands.

14. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. For the years ended September 30, 2019 and 2018, we repurchased 2.0 million, 2.0 million and zero shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $14.5 million and $15.0 million, respectively.

15. SUBSEQUENT EVENTS

Effective October 31, 2020, certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP, or Pantheon, our joint-venture partner, contributed an additional $27.5 million to PSLF, bringing their total contribution to $62.5 million. Pantheon’s additional investment came in at the then current net asset value. At the same time, the Company has also invested an additional $1.8 million in PSLF. As a result, the Company currently owns 60.5% of the joint venture. Additionally, in connection with this transaction, BNP Paribas has increased the size of PSLF’s credit facility from $250.0 million to $275.0 million.

Subsequent to September 30, 2020, our portfolio company, Cano Health, LLC (ITC Rumba, LLC), entered into a business combination agreement with Jaws Acquisition Corp (“JWS”), a special purpose acquisition vehicle, and other parties, subject to certain closing conditions, with an expected closing late first quarter or early second quarter 2021. Based on the closing stock price of JWS on November 13, 2020, our $18.8 million common stock fair valuation as of September 30, 2020 would increase to an estimated $72.3 million, which includes a combination of cash and stock, assuming the transaction closes based on the agreed terms. This would represent a net asset value increase of $0.80 per share, as of November 13, 2020. Our shares are owned by a limited partnership controlled by the financial sponsor and are subject to customary lock up restrictions. As a result, the fair value on December 31, 2020, may likely include an illiquidity discount not in the public trading values indicated above. There can be no assurance that the implied value of our equity interest will be representative of the value ultimately realized on our equity investment.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)

(dollar amounts in thousands, except per share data)

	2020
	Q4	Q3	Q2	Q1
Total investment income	$21,278	$25,408	$27,535	$26,004
Net investment income	7,254	10,983	10,308	10,185
Net realized and change in unrealized (gain) loss	2,253	4,631	(70,601)	9,017
Net increase (decrease) in net assets resulting from operations	9,506	15,614	(60,293)	19,203
Net increase (decrease) in net assets resulting from operations per common share *	0.14	0.23	(0.90)	0.29
Net asset value per share at the end of the quarter	7.84	7.82	7.71	8.79
Market value per share at the end of the quarter	$3.19	$3.51	$2.59	$6.53

	2019
	Q4	Q3	Q2	Q1
Total investment income	$27,926	$28,113	$28,688	$27,380
Net investment income	9,619	11,650	10,753	12,575
Net realized and change in unrealized loss	(1,356)	(6,021)	(15,499)	(5,796)
Net increase (decrease) in net assets resulting from operations	8,624	5,629	(4,746)	6,778
Net increase (decrease) in net assets resulting from operations per common share *	0.13	0.08	(0.07)	0.10
Net asset value per share at the end of the quarter	8.68	8.74	8.83	9.05
Market value per share at the end of the quarter	$6.27	$6.32	$6.91	$6.37

	2018
	Q4	Q3	Q2	Q1
Total investment income	$27,624	$24,760	$27,226	$28,668
Net investment income	13,975	11,776	13,415	14,168
Net realized and unrealized (loss) gain	(1,502)	5,134	(7,380)	(1,873)
Net increase in net assets resulting from operations	12,473	16,910	6,035	12,295
Net increase in net assets resulting from operations per common share *	0.18	0.24	0.08	0.18
Net asset value per share at the end of the quarter	9.11	9.09	9.00	9.10
Market value per share at the end of the quarter	$7.46	$7.01	$6.68	$6.91

*	Based on the weighted average shares outstanding for the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

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

10.11

Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of July 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD) and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-00736), filed on August 4, 2020).

10.12*

First Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp.

10.13

First Omnibus Amendment, dated as of July 31, 2020, by and among PennantPark Investment Funding I, LLC, as borrower, PennantPark Senior Loan Fund, LLC, as equityholder of the borrower, PennantPark Investment Corporation, PennantPark Investment Advisers, LLC, as servicer, and The Bank of New York Mellon Trust Company, National Association, as collateral agent, Sterling National Bank, as lender and BNP Paribas, as administrative agent and as lender (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-00736), filed on August 4, 2020).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

23.2*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2020.

99.3*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2019.

99.4*	Unaudited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2018.

99.5*	Report of RSM US LLP on Senior Securities Table.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2020.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 19, 2020
Arthur H. Penn

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 19, 2020
Aviv Efrat

/s/ ADAM K. BERNSTEIN	Director	November 19, 2020
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 19, 2020
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 19, 2020
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 19, 2020
Samuel L. Katz