Form 10-Q
period 2020-12-31
PENNANTPARK INVESTMENT CORP
filed 2021-02-09
CIK 1383414

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2021 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiaries” refers to PNNT Cascade Environmental Holdings, LLC, PNNT CI (Galls) Prime Investment Holdings, LLC, PNNT ecoserve, LLC, PNNT Investment Holdings, LLC and PNNT New Gulf Resources, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and Truist Credit Facility collectively; “2024 Notes” refers to our 5.50% Notes due 2024; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	September 30, 2020
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$634,147,235 and $713,683,209, respectively)	$749,948,744	$735,674,666
Non-controlled, affiliated investments (cost—$104,375,033 and $77,628,920, respectively)	62,002,633	27,753,893
Controlled, affiliated investments (cost—$378,901,433 and $374,260,162, respectively)	315,139,688	318,342,859
Total of investments (cost—$1,117,423,701 and $1,165,572,291, respectively)	1,127,091,065	1,081,771,418
Cash and cash equivalents (cost—$20,114,225 and $25,801,087, respectively)	20,157,299	25,806,002
Interest receivable	5,121,432	5,005,715
Distribution receivable	1,089,000	1,393,716
Prepaid expenses and other assets	376,573	376,030
Total assets	1,153,835,369	1,114,352,881
Liabilities
Distributions payable	8,045,413	8,045,413
Payable for investments purchased	139,220	5,461,508
Truist Credit Facility payable, at fair value (cost—$355,544,900 and $388,252,000, respectively) (See Notes 5 and 10)	349,104,144	368,701,972
2024 Notes payable, net (par—$86,250,000 and $86,250,000, respectively) (See Notes 5 and 10)	84,003,935	83,837,560
SBA debentures payable, net (par—$118,500,000 and $118,500,000, respectively) (See Notes 5 and 10)	115,862,617	115,772,677
Base management fee payable, net (See Note 3)	4,114,428	4,369,637
Interest payable on debt	2,971,453	2,022,614
Accrued other expenses	796,969	432,648
Total liabilities	565,038,179	588,644,029
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 and 67,045,105 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	787,625,031	787,625,031
Accumulated distributable net loss	(198,894,886)	(261,983,224)
Total net assets	$588,797,190	$525,708,852
Total liabilities and net assets	$1,153,835,369	$1,114,352,881
Net asset value per share	$8.78	$7.84

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,432,511	$20,384,914
Payment-in-kind	1,458,798	1,884,506
Other income	481,125	189,918
From non-controlled, affiliated investments:
Payment-in-kind	76,727	—
From controlled, affiliated investments:
Interest	2,276,776	635,615
Payment-in-kind	1,485,523	2,908,812
Dividend income	1,521,000	—
Total investment income	18,732,460	26,003,765
Expenses:
Base management fee (See Note 3)	4,114,428	4,742,430
Performance-based incentive fee (See Note 3)	—	744,626
Interest and expenses on debt (See Note 10)	5,004,131	8,866,549
Administrative services expenses (See Note 3)	505,020	521,520
Other general and administrative expenses	643,483	643,480
Expenses before performance-based incentive fee waiver and provision for taxes	10,267,062	15,518,605
Performance-based incentive fee waiver (See Note 3)	—	—
Provision for taxes	150,000	300,000
Net expenses	10,417,062	15,818,605
Net investment income	8,315,398	10,185,160
Realized and unrealized gain on investments and debt:
Net realized loss on investments on:
Non-controlled, non-affiliated investments	2,130,958	(12,034,153)
Non-controlled and controlled, affiliated investments	(19,708,359)	—
Net realized loss on investments	(17,577,401)	(12,034,153)
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	76,405,417	17,052,596
Non-controlled and controlled, affiliated investments	17,099,609	6,570,228
Debt appreciation (See Notes 5 and 10)	(13,109,272)	(2,571,321)
Net change in unrealized appreciation on investments and debt	80,395,754	21,051,503
Net realized and unrealized gain from investments and debt	62,818,353	9,017,350
Net increase in net assets resulting from operations	$71,133,751	$19,202,510
Net increase in net assets resulting from operations per common share (See Note 7)	$1.06	$0.29
Net investment income per common share	$0.12	$0.15

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net increase in net assets resulting from operations:
Net investment income	$8,315,398	$10,185,160
Net realized loss on investments	(17,577,401)	(12,034,153)
Net change in unrealized appreciation on investments	93,505,026	23,622,824
Net change in unrealized appreciation on debt	(13,109,272)	(2,571,321)
Net increase in net assets resulting from operations	71,133,751	19,202,510
Distributions to stockholders	(8,045,413)	(12,068,119)
Net increase in net assets	63,088,338	7,134,391
Net assets:
Beginning of period	525,708,852	581,905,668
End of period	$588,797,190	$589,040,059

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows used for operating activities:
Net increase in net assets resulting from operations	$71,133,751	$19,202,510
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Net change in net unrealized appreciation on investments	(93,505,026)	(23,622,824)
Net change in unrealized appreciation on debt	13,109,272	2,571,321
Net realized loss on investments	17,577,401	12,034,153
Net accretion of discount and amortization of premium	(391,947)	(568,692)
Purchases of investments	(68,209,636)	(173,691,052)
Payment-in-kind income	(3,446,716)	(4,792,602)
Proceeds from dispositions of investments	102,590,824	31,151,013
Amortization of deferred financing costs	256,315	746,080
(Increase) decrease in interest receivable	(115,717)	171,335
Decrease in distribution receivable	304,716	—
Increase in prepaid expenses and other assets	(543)	(371,909)
(Decrease) increase in payable for investments purchased	(5,322,288)	62,528,206
Increase in interest payable on debt	948,839	2,392,195
(Decrease) increase in base management fee payable, net	(255,209)	100,950
Increase in performance-based incentive fee payable, net	—	744,626
Increase in accrued other expenses	364,321	81,881
Net cash provided (used) by operating activities	35,038,357	(71,322,809)
Cash flows from financing activities:
Distributions paid to stockholders	(8,045,413)	(12,068,119)
Proceeds from 2024 Notes issuance	—	10,912,500
Repayments of SBA debentures	—	(16,500,000)
Borrowings under BNP Credit Facility	—	48,500,000
Repayments under BNP Credit Facility	—	(16,000,000)
Borrowings under Truist Credit Facility	16,292,900	63,000,000
Repayments under Truist Credit Facility	(49,000,000)	(34,000,000)
Net cash (used) provided by financing activities	(40,752,513)	43,844,381
Net decrease in cash and cash equivalents	(5,714,156)	(27,478,428)
Effect of exchange rate changes on cash	65,453	69,841
Cash and cash equivalents, beginning of period	25,806,002	59,516,236
Cash and cash equivalents, end of period	$20,157,299	$32,107,649
Supplemental disclosure of cash flow information:
Interest paid	$3,798,977	$5,727,794
Taxes paid	$3,528	$180,700
Non-cash exchanges and conversions	$16,515,842	$47,919,106

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—127.4 (1), (2)
First Lien Secured Debt—65.4%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	8,302,303	$7,516,678	$8,219,280
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	7.00%	3M L+600	50,000	50,000	47,750
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	137,500	—	(6,188)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	15,916,651	15,712,234	15,677,901
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	1,339,750	1,339,750	1,339,750
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+550	7,500,000	7,331,762	7,331,250
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	2,500,000	—	—
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	1,000,000	—	—
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,705,463	6,662,572	6,635,727
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%	3M L+850	25,763,753	25,763,753	23,702,653
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,596,834	3,533,256	3,487,490
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	458,962	458,962	445,010
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	196,698	—	(5,980)
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	—	—	1,788,165	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.00%	1M L+700	8,975,884	8,933,952	8,975,884
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,528,102	—	1,528
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	5.50%	1M L+450	517,594	517,594	517,594
GCOM Software LLC	11/14/2022	Business Services	7.75%	1M L+625	1,103,616	1,083,361	1,103,616
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%	3M L+525	6,000,000	5,850,295	5,850,000
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	1,500,000	—	—
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750,000	—	—
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	2,560,645	2,541,912	2,496,629
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387,097	—	(84,677)
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%	3M L+600	5,559,035	5,453,403	5,531,240
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	8.37%	1M L+737	19,835,121	19,765,568	20,033,472
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	16,625,229	16,507,692	16,043,346
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	9.50%	1M L+850	13,145,966	13,078,763	13,145,966
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,890,667	11,776,037	11,682,580
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872,143	872,143	856,880
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,065,952	—	(18,654)
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—	—	827,586	—	(10,345)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	761,082	755,016	705,219
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	1,560,293	1,545,716	1,529,087
Lightspeed Buyer Inc. (7)	08/03/2021	Healthcare, Education and Childcare	—	—	882,075	—	(8,821)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	388,593	388,593	380,822
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	777,187	—	(15,544)
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	1,773,894	1,773,894	1,694,069
			(PIK 1.00%)
Lombart Brothers, Inc. (Revolver) (7)	04/13/2023	Healthcare, Education and Childcare	—	—	493	—	(22)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,868,309	2,837,507	2,753,576
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(100,734)
Ox Two, LLC	02/27/2023	Building Materials	7.25%	1M L+625	21,243,821	21,027,529	21,243,821
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	7.25%	1M L+625	488,000	488,000	488,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	2,012,000	—	—
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	21,724,506	18,471,025	18,791,698
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,258,461	1,920,232	1,953,568
Questex, LLC	09/09/2024	Media	6.75%	3M L+575	21,993,750	21,696,449	20,014,313
Questex, LLC (Revolver)	09/09/2024	Media	6.75%	3M L+575	2,632,979	2,632,979	2,396,011
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	957,447	—	(86,170)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	6.75%	3M L+575	296,952	296,952	288,578
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,930,190	—	(54,431)
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,675,000	3,592,994	3,592,313
Rancho Health MSO, Inc. (7)	12/18/2022	Healthcare, Education and Childcare	—	—	1,050,000	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525,000	—	—
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	28,953,547	28,774,350	28,084,940
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	2,906,240	2,906,240	2,853,201
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(5,782)
Riverside Assessments, LLC	03/10/2025	Education	8.25%	3M L+725	16,000,704	15,733,819	15,120,665
Sales Benchmark Index LLC (7)	07/07/2021	Business Services	—	—	1,829,268	—	(32,012)
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(12,805)
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	597,943	—	(7,474)
Schlesinger Global, Inc.	07/14/2025	Business Services	7.00%	3M L+600	514,971	509,323	464,761
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.00%	3M L+600	15,759	15,759	14,223
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—	—	22,281	—	(2,172)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.75%	3M L+875	8,505,000	8,294,518	8,292,375
Sigma Defense Systems, LLC (7)	12/18/2025	Telecommunications	—	—	1,215,000	—	—
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	2,016,129	2,016,129	1,970,766
Solutionreach, Inc. (Revolver)	01/17/2024	Communications	6.75%	3M L+575	1,248,750	1,248,750	1,240,009
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	416,250	—	(2,914)
Spear Education, LLC	02/26/2025	Education	6.50%	3M L+500	15,011,563	14,874,217	14,636,274
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875,000	—	(171,875)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.01%	1M L+900	21,600,000	$20,951,480	$21,600,000
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,784,638	1,784,638	1,731,099
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	17,615,084	17,382,676	17,747,197
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—	—	2,702,151	—	20,266
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,307,692	4,307,692	4,307,692
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	7.25%	1M L+625	1,137,857	1,137,857	1,137,857
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	505,714	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%	1M L+525	6,012,024	5,985,060	6,012,024
US Med Acquisition, Inc.	02/13/2023	Healthcare, Education and Childcare	9.00%	1M L+800	8,279,688	8,279,688	8,279,688
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	7.25%	3M L+625	21,375,000	21,082,636	21,375,000
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.25%	3M L+525	1,641,087	1,622,408	1,624,676
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—	—	2,573,529	—	3,217
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(10,037)
Total First Lien Secured Debt						389,083,813	384,835,914
Second Lien Secured Debt—22.3%
Confie Seguros Holding Co.	10/31/2025	Insurance	8.66%	3M L+850	14,500,000	14,290,525	14,210,000
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400,000	20,172,871	20,349,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%	3M L+825	19,627,143	19,394,860	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,074,502	31,606,250
MBS Holdings, Inc.	01/02/2024	Telecommunications	9.50%	3M L+850	19,623,649	19,379,369	19,427,413
VT Topco, Inc.	08/24/2026	Business Services	7.15%	3M L+700	10,000,000	9,957,230	9,800,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	10.00%	1M L+900	16,571,800	16,074,821	16,240,363
Total Second Lien Secured Debt						131,344,178	131,260,169
Subordinated Debt/Corporate Notes—8.9%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,122,679	13,923,379	13,910,839
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	38,592,330	38,190,220	38,688,811
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						52,113,599	52,599,650
Preferred Equity/Partnership Interests—3.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	39,574
Cascade Environmental LLC	—	Environmental Services	16.00%		178,304	17,607,478	18,661,355
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	504,493
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	107	106,823	132,956
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,347	1,346,530	1,544,351
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,010	243,352
Total Preferred Equity/Partnership Interests						20,319,841	21,126,081
Common Equity/Partnership Interests/Warrants—27.2% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	1,090,798
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	56,992
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	2,041,614
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	953,130
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	266,395
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	134,180	1,409,866	2,007,660
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,240,386
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449	3,448,658	4,753,541
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	729,000	729,000	729,000
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	729,000	—	—
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	167,537	433,628
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	931,879
Faraday Holdings, LLC	—	Building Materials	—	—	4,277	217,635	1,397,123
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	1,053,800	1,565,301
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8,896	5,258
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	810,645	1,584,192
(TVC Enterprises, LLC)
GCOM InvestCo LP (7)	—	Business Services	—	—	111,574	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	749,610
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	3,496,632
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450,000	450,000
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040,000	3,129,597
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	396,000	396,000
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	2,455,540	72,877,813
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	1,906,433	15,301,281
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	1,045,858

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	$—	$583,227
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	627,585
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	348,558
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	—
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	2,180	2,180	33,027
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	982,857	870,197
(Holdco Sands Intermediate, LLC) (9)
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	70,000	70,000	148,507
QuantiTech InvestCo LP (7), (9)	—	Aerospace and Defense	—	—	96,667	—	—
RFMG Parent, LP (9)	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050,000	1,050,000
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	267,014
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	71	70,870	51,394
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,749,600
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	5,640,782
Class B (US Dominion, Inc.)
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,527	60,977
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,021,880	522,516
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	3,318,857
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	1,129,183	24,663,430
(Winter Park Intermediate, Inc.)
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231,400	325,128
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,249	3,362,443
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						41,285,804	160,126,930
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						634,147,235	749,948,744
Investments in Non-Controlled, Affiliated Portfolio Companies—10.5% (1), (2)
Second Lien Secured Debt—1.7%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	10,230,271	10,230,271	10,230,271
			(PIK 15.00%)
Total Second Lien Secured Debt						10,230,271	10,230,271
Preferred Equity/Partnership Interests—5.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	30,587,519
Total Preferred Equity/Partnership Interests						21,565,389	30,587,519
Common Equity/Partnership Interests/Warrants—3.6% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	4,669,001
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,515,842	16,515,842
Total Common Equity/Partnership Interests/Warrants						72,579,373	21,184,843
Total Investments in Non-Controlled, Affiliated Portfolio Companies						104,375,033	62,002,633
Investments in Controlled, Affiliated Portfolio Companies—53.5% (1), (2)
First Lien Secured Debt—6.8%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.00%	3M L+650	£29,500,000	40,998,100	40,325,025
Total First Lien Secured Debt						40,998,100	40,325,025
Second Lien Secured Debt—9.2%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	53,954,516	53,593,620	53,954,516
			(PIK 11.00%)
Total Second Lien Secured Debt						53,593,620	53,954,516
Subordinated Debt—10.9%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,154,570	64,154,570	64,154,570
Total Subordinated Debt						64,154,570	64,154,570
Preferred Equity—2.1% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	12,517,380
Total Preferred Equity						11,271,750	12,517,380
Common Equity—24.5% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	2,757,800
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,892,823	39,001,305
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,150,000	29,293,501
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	73,135,591
Total Common Equity						208,883,393	144,188,197
Total Investments in Controlled, Affiliated Portfolio Companies						378,901,433	315,139,688
Total Investments—191.4%						1,117,423,701	1,127,091,065
Cash and Cash Equivalents—3.4%
BlackRock Federal FD Institutional 30						4,440,224	4,440,224
BNY Mellon Cash Reserve and Cash						15,674,001	15,717,075
Total Cash and Cash Equivalents						20,114,225	20,157,299
Total Investments and Cash Equivalents—194.8%						$1,137,537,926	$1,147,248,364
Liabilities in Excess of Other Assets—(94.8%)							(558,451,174)
Net Assets—100.0%							$588,797,190

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2020, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 13% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2020

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%		1M L+900	20,478,378	$19,804,843	$19,864,027
Spectacle Gary Holdings, LLC (7)	12/23/2025	Hotels, Motels, Inns and Gaming	—		—	1,121,622	—	(33,649)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%		3M L+525	1,789,156	1,789,156	1,735,482
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%		1M L+550	17,660,607	17,410,805	17,528,153
TVC Enterprises, LLC (Revolver) (7)	01/18/2024	Transportation	—		—	2,702,151	—	(20,267)
TWS Acquisition Corporation (Revolver)	06/16/2025	Education	7.25%		1M L+625	1,137,857	1,137,857	1,115,100
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—		—	505,714	—	(10,114)
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%		1M L+525	6,027,680	5,998,741	6,008,392
US Med Acquisition, Inc.	08/13/2021	Healthcare, Education and Childcare	9.00%		1M L+800	8,301,563	8,301,563	8,218,547
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	7.25%		3M L+625	21,515,625	21,203,376	21,515,625
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.50%		3M L+550	9,145,221	8,970,259	9,053,770
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—		—	2,573,529	—	3,217
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—		—	551,471	—	(10,037)
Total First Lien Secured Debt							412,081,391	402,168,282
Second Lien Secured Debt—32.0%
Confie Seguros Holding Co.	10/31/2025	Insurance	8.66%		3M L+850	14,500,000	14,281,633	13,920,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%		3M L+825	19,627,143	19,382,758	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%		1M L+825	32,500,000	32,062,567	31,460,000
Infogroup, Inc.	04/03/2024	Other Media	10.25%		3M L+925	20,400,000	20,157,649	20,145,000
MailSouth, Inc.	10/23/2024	Printing and Publishing	—	(6)	—	36,828,975	36,224,201	18,782,777
MBS Holdings, Inc.	01/02/2024	Telecommunications	9.59%		1M L+850	19,623,649	19,359,314	19,329,294
VT Topco, Inc.	08/24/2026	Business Services	7.15%		3M L+700	10,000,000	9,956,408	9,800,000
Winter Park Intermediate, Inc.	04/06/2026	Auto Sector	8.65%		1M L+850	35,300,000	34,816,687	35,300,000
Total Second Lien Secured Debt							186,241,217	168,364,214
Subordinated Debt/Corporate Notes—9.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%		—	14,051,843	13,842,572	13,665,417
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%		—	37,371,131	36,938,019	36,903,992
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes							50,780,591	50,569,409
Preferred Equity/Partnership Interests—4.1% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%		—	211	500,000	167,083
Cascade Environmental LLC	—	Environmental Services	16.00%			178,304	17,607,478	17,652,053
Condor Holdings Limited (8), (11)	—	Business Services	—		—	556,000	64,277	71,233
Condor Top Holdco Limited (8), (11)	—	Business Services	—		—	556,000	491,723	1,308,363
MeritDirect Holdings, LP (9)	—	Media	—		—	540	540,000	357,199
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—		—	107	106,823	129,098
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%		—	1,347	1,346,530	1,409,711
TPC Holding Company, LP (8),(11)	—	Food	—		—	219	219,010	237,288
Total Preferred Equity/Partnership Interests							20,875,841	21,332,028
Common Equity/Partnership Interests/Warrants—17.7% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—		—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—		—	805,164	805,164	1,002,599
AG Investco LP (7), (9)	—	Business Services	—		—	194,836	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—		—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—		—	125,000	125,000	81,148
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—		—	933	586,975	2,236,540
Cascade Environmental LLC (9)	—	Environmental Services	—		—	33,901	2,852,080	696,346
CI (Allied) Investment Holdings, LLC	—	Business Services	—		—	120,962	1,243,217	—
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—		—	122,870	1,270,646	1,647,095
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—		—	22,500	2,250,000	1,165,785
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—		—	3,449	3,448,658	5,072,041
ECM Investors, LLC (9)	—	Electronics				167,537	167,537	254,307
eCommission Holding Corporation (11)	—	Financial Services	—		—	80	1,004,625	1,029,685
Faraday Holdings, LLC	—	Building Materials	—		—	4,277	217,635	1,408,259
Gauge Lash Coinvest LLC	—	Consumer Products	—		—	889,376	1,053,800	1,565,301
Gauge Schlesinger Coinvest, LLC	—	Business Services	—		—	9	8,896	8,662
Gauge TVC Coinvest, LLC	—	Transportation	—		—	810,645	810,645	999,520
(TVC Enterprises, LLC)
GCOM InvestCo LP (7)	—	Business Services	—		—	111,574	—	—
Go Dawgs Capital III, LP	—	Building Materials	—		—	675,325	675,325	675,325
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—		—	15,000	1,500,000	2,886,104
(VT Topco, Inc.)
Infogroup Parent Holdings, Inc.	—	Other Media	—		—	181,495	2,040,000	2,522,594
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—		—	375,675	4,317,307	18,761,506
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—		—	1,906,433	1,906,433	12,010,531
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—		—	252,014	2,265,639	987,895

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

DECEMBER 31, 2020

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

We have entered into an investment management agreement, or the Investment Management Agreement, with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages the day-to-day operations of, and provides investment advisory services to, SBIC II under a separate investment management agreement. We have also entered into an administration agreement, or the Administration Agreement, with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to SBIC II under a separate administration agreement. See Note 3.

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

Funding I, a wholly-owned subsidiary and a special purpose entity of the Company prior to July 31, 2020, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and, prior to deconsolidation, had irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement did not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $275 million at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. Funding I is no longer a subsidiary of PennantPark Investment as result of the joint venture described below.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus (“COVID-19”), and any other parameters used in determining these estimates and assumptions could cause actual results to differ from these estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

Our significant accounting policies consistently applied are as follows:

(a)Investment Valuations

We expect that there may not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material. See Note 5.

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

DECEMBER 31, 2020

(Unaudited)

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

(b)Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments and the Credit Facilities during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2020, we did not have any portfolio companies on non-accrual. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively.

(c)Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended December 31, 2020 and 2019, we recorded a provision for taxes of $0.2 million and $0.3 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), respectively.

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

(d)Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains, but may also include certain tax-qualified dividends and/or a return of capital.

Capital transactions, in connection with our dividend reinvestment plan or through offerings of our common stock, are recorded when issued and offering costs are charged as a reduction of capital upon issuance of our common stock.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

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

(f)Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of SBIC II and our Taxable Subsidiaries in our Consolidated Financial Statements. We do not consolidate our investment in PSLF. See further description of our investment in PSLF in Note 4.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2021. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the servicer to Funding I and, prior to deconsolidation, had irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2020 and 2019, the Investment Adviser earned a base management fee of $4.1 million and $4.7 million, respectively, from us.

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

Beginning April 1, 2020 and through March 31, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the three months ended December 31, 2020 and 2019, the Investment Adviser earned no incentive fee and $0.7 million in incentive fees on net investment income from us, respectively.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For both the three

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

months ended December 31, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For both the three months ended December 31, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains, as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2020 and 2019, we reimbursed the Investment Adviser approximately $0.2 million and $0.3 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three months ended December 31, 2020 and 2019.

For the three months ended December 31, 2020, we sold $22.3 million in investments to PSLF at fair value and recognized $0.1 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2020 and 2019 totaled $71.7 million and $178.5 million, respectively. Sales and repayments of investments for the three months ended December 31, 2020 and 2019 totaled $102.6 million and $31.2 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2020		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$430,081,913	$425,160,939	$451,763,766	$439,013,082
Second lien	195,168,069	195,444,956	238,335,508	220,843,480
Subordinated debt / corporate notes	52,113,599	52,599,650	50,780,591	50,569,409
Subordinated notes in PSLF	64,154,570	64,154,570	63,000,000	63,000,000
Equity	342,012,727	350,729,645	328,471,250	272,082,870
Equity in PSLF	33,892,823	39,001,305	33,221,176	36,262,577
Total investments	1,117,423,701	1,127,091,065	1,165,572,291	1,081,771,418
Cash and cash equivalents	20,114,225	20,157,299	25,801,087	25,806,002
Total investments and cash and cash equivalents	$1,137,537,926	$1,147,248,364	$1,191,373,378	$1,107,577,420

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries:

Industry Classification	December 31, 2020 (1)	September 30, 2020 (1)
Healthcare, Education and Childcare	23%	17%
Energy and Utilities	7	9
Environmental Services	7	6
Consumer Products	6	6
Distribution	5	4
Media	5	6
Auto Sector	4	6
Building Materials	4	4
Business Services	4	4
Education	4	3
Home and Office Furnishings	4	3
Insurance	4	4
Personal, Food and Miscellaneous Services	4	4
Hotels, Motels, Inns and Gaming	3	4
Printing and Publishing	3	2
Telecommunications	3	2
Aerospace and Defense	2	2
Beverage, Food and Tobacco	2	3
Chemicals, Plastics and Rubber	2	2
Other Media	2	2
Transportation	2	2
Other	—	5
Total	100%	100%

(1)	Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. PSLF invests in portfolio companies in the same industries in which we may directly invest. We provide capital to PSLF in the form of subordinated notes and equity interests. Effective October 31, 2020, Pantheon contributed an additional $27.5 million to PSLF and we invested an additional $1.8 million in PSLF. As of December 31, 2020 and September 30, 2020, we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $39.0 million and $36.3 million, respectively.

As of December 31, 2020 and September 30, 2020, PSLF had total assets of $368.5 million and $361.8 million, respectively. As of December 31, 2020, PSLF had $89.5 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $15.8 million. As of September 30, 2020, PSLF had $36.5 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $7.5 million.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee, or the Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present shall be entitled to cast two votes on each matter; or (iii) the presence of four members of the Member Designees’ Committee, provided that two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF has entered into a $275.0 million (increased from $250.0 million on November 6, 2020) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 260 basis points, or the PSLF Credit Facility, with BNP Paribas through its wholly-owned subsidiary, or PSLF Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSLF’s portfolio at fair value:

	December 31, 2020	September 30, 2020
Total investments	$351,896,988	$353,366,358
Weighted average yield on debt investments	7.3%	7.3%
Number of portfolio companies in PSLF	36	37
Largest portfolio company investment	$16,146,764	$18,411,916
Total of five largest portfolio company investments	$74,627,783	$77,896,431

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Below is a listing of PSLF’s individual investments as of December 31, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—545.9%
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	7.00%	3M L+600	958,731	$947,168	$915,588
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,737,640	14,548,387	14,516,575
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	8,441,913	8,351,071	8,441,913
Apex Service Partners, LLC (3)	07/31/2021	Personal, Food and Miscellaneous Services	—	—	1,542,556	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,591,146	14,479,701	14,372,279
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	14,961,929	14,868,747	14,806,325
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,099,014	6,980,774	7,099,014
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,530,557	13,421,192	13,544,088
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,865,962	2,840,215	2,865,962
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,162,857	12,004,848	11,919,600
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,700,000	14,591,222	14,332,501
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	7,927,894	7,850,822	7,650,418
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,700,000	14,557,560	14,442,750
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	10.00%	1M L+900	10,205,877	10,037,924	10,078,304
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,041,180	2,025,149	1,891,358
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	12,566,555	12,342,012	12,315,224
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	16,907,607	16,777,822	16,146,764
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	5,985,000	5,694,110	5,685,750
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	13,914,003	13,764,584	13,357,443
PlayPower, Inc.	05/08/2026	Consumer Products	5.74%	3M L+550	4,015,020	3,981,658	3,829,326
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,744,524	13,581,728	13,469,634
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,809,160	14,696,977	14,538,893
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,970,000	1,954,287	1,938,677
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,867,378	7,736,084	7,729,699
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,420,826	5,355,677	5,353,065
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	14,062,500	13,922,678	13,746,094
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,497,823	12,330,599	12,410,338
STV Group Incorporated	12/11/2026	Transportation	5.40%	1M L+525	12,320,154	12,211,130	12,320,154
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	5,006,244	4,962,527	4,956,181
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	7,461,111	7,188,146	7,370,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,635,844	5,579,485	5,466,768
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	14,510,397	14,319,883	14,619,226
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	10,046,691	9,880,493	10,046,691
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,738,102	4,701,846	4,702,566
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,321,880	14,088,756	13,605,786
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,004,711	13,861,591	14,004,711
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.25%	3M L+525	7,481,156	7,406,933	7,406,342
Total First Lien Secured Debt						353,843,786	351,896,988
Cash and Cash Equivalents—24.5%
BlackRock Federal FD Institutional 30						14,192,122	14,192,122
US Bank Cash						1,582,100	1,582,100
Total Cash and Cash Equivalents						15,774,222	15,774,222
Total Investments and Cash Equivalents—570.3%						$369,618,008	$367,671,210
Liabilities in Excess of Other Assets—(470.3)%							(303,206,242)
Members' Equity—100.0%							$64,464,968

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
(3)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Below is a listing of PSLF’s individual investments as of September 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—701.6%
Advantage Sales & Marketing	07/23/2021	Grocery	4.25%	1M L+325	8,627,315	$8,418,699	$8,456,926
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	7.00%	3M L+600	971,231	958,950	937,238
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,775,105	14,571,097	14,479,603
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,607,449	6,546,594	6,409,225
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,628,085	14,509,210	14,408,664
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	15,000,000	14,895,515	14,683,499
Cano Health, LLC	06/02/2025	Healthcare, Education and Childcare	8.50%	1M L+750	18,274,854	18,174,687	18,411,916
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,116,895	6,991,975	7,125,435
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,564,726	13,448,313	13,316,490
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,873,184	2,846,226	2,858,818
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,193,571	12,028,384	11,888,732
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,737,500	14,619,623	14,295,375
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	447,833	444,755	443,354
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,737,500	14,583,983	14,413,275
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+850	10,153,350	9,978,792	10,001,050
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,015,428	1,998,623	1,856,411
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.25%	1M L+525	12,598,209	12,365,207	12,440,731
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	16,914,403	16,770,520	15,882,625
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	6,000,000	5,700,000	5,707,500
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	14,076,563	13,914,921	13,407,926
PlayPower, Inc.	05/08/2026	Consumer Products	5.72%	3M L+550	4,025,520	3,990,631	3,824,244
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,779,429	13,608,176	13,503,840
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,847,328	14,728,854	14,023,302
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,975,000	1,958,417	1,905,678
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,887,195	7,748,712	7,697,903
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,448,483	5,378,893	5,350,411
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	14,250,000	14,096,623	13,786,875
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,531,123	12,351,398	12,393,282
STV Group Incorporated	12/11/2026	Transportation	5.40%	1M L+525	12,351,980	12,238,771	12,228,460
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	5,080,832	5,034,725	4,928,407
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	1,980,000	1,874,970	1,905,750
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,650,076	5,593,575	5,480,573
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	14,547,897	14,343,185	14,438,788
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	8,644,186	8,469,082	8,471,302
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,738,102	4,700,032	4,453,816
Vision Purchaser Corporation	06/10/2025	Media	7.25%	1M L+625	14,358,203	14,112,113	13,496,711
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,194,162	14,029,177	14,052,223
Total First Lien Secured Debt						358,023,408	353,366,358
Cash and Cash Equivalents—15.0%
BlackRock Federal FD Institutional 30						7,353,307	7,353,307
US Bank Cash						183,412	183,412
Total Cash and Cash Equivalents						7,536,719	7,536,719
Total Investments and Cash Equivalents—716.6%						$365,560,127	$360,903,077
Liabilities in Excess of Other Assets—(616.6)%							(310,538,386)
Members' Equity—100.0%							$50,364,691

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	December 31, 2020	September 30, 2020
Assets
Investments at fair value (cost—$353,843,786 and $358,023,408, respectively)	$351,896,988	$353,366,358
Cash and cash equivalents (cost—$15,774,222 and $7,536,719, respectively)	15,774,222	7,536,719
Interest receivable	813,092	877,008
Total assets	368,484,302	361,780,085
Liabilities
Distribution payable	1,800,000	1,393,716
Payable for investments purchased	7,131,972	5,700,000
Credit facility payable	185,500,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,486,100	1,649,852
Interest payable on members notes	1,643,629	1,356,250
Accrued other expenses	417,021	315,576
Total liabilities	304,019,334	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	64,464,968	50,364,691
Total liabilities and members' equity	$368,484,302	$361,780,085

(1)	As of December 31, 2020 and September 30, 2020, PSLF had unfunded commitments to fund investments of $1.5 million and zero, respectively.

Statements of Operations (1)
Three Months Ended December 31,
2020
Investment income:
Interest	$6,561,996
Other income	436,957
Total investment income	6,998,953
Expenses:
Interest and expenses on credit facility	1,754,377
Interest expense on members notes	2,299,879
Administrative services expenses	292,965
Other general and administrative expenses (2)	111,648
Total expenses	4,458,869
Net investment income	2,540,084
Realized and unrealized gain on investments:
Net realized gain on investments	464,337
Net change in unrealized appreciation on investments	2,710,252
Net realized and unrealized gain from investments	3,174,589
Net increase in members' equity resulting from operations	$5,714,673

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

As outlined in the table below, some of our Level 3 investments using a market approach valuation technique are valued using the average of the bids from brokers or dealers. The bids include a disclaimer, may not have corroborating evidence, may be the result of a disorderly transaction and may be the result of consensus pricing. The Investment Adviser assesses the source and reliability of bids from brokers or dealers. If our board of directors has a bona fide reason to believe any such bids do not reflect the fair value of an investment, it may independently value such investment by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. In accordance with ASC 820, we do not categorize any investments for which fair value is measured using the net asset value per share within the fair value hierarchy.

The remainder of our investment portfolio and our long-term Credit Facilities are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows:

Asset Category	Fair value at December 31, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$52,298,929	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	372,862,010	Market Comparable	Market Yield	5.7% – 14.9% (8.9%)
Second lien	26,040,363	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	159,174,322	Market Comparable	Market Yield	9.2% –11.0% (10.3%)
Second lien	10,230,271	Enterprise Market Value	EBITDA multiple	5.9x
Subordinated debt / corporate notes	116,754,220	Market Comparable	Market Yield	9.5% – 15.9% (12.0%)
Equity	330,499,916	Enterprise Market Value	EBITDA multiple	4.0x – 30.2x (11.2x)
Equity	18,661,355	Market Comparable	Market Yield	18.9%
Total Level 3 investments	$1,086,521,386
Truist Credit Facility	$349,104,144	Market Comparable	Market Yield	3.1%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$38,794,224	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	400,218,858	Market Comparable	Market Yield	6.4% – 15.0% (9.0%)
Second lien	202,060,703	Market Comparable	Market Yield	8.4% – 11.0% (10.0%)
Second lien	18,782,777	Enterprise Market Value	EBITDA multiple	8.5x
Subordinated debt / corporate notes	113,569,409	Market Comparable	Market Yield	9.4% – 16.1% (12.0%)
Equity	253,101,893	Enterprise Market Value	EBITDA multiple	4.6x – 22.0x (11.4x)
Equity	17,652,053	Market Comparable	Market Yield	19.1%
Total Level 3 investments	$1,044,179,917
Truist Credit Facility	$368,701,972	Market Comparable	Market Yield	3.8%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures and 2024 Notes were categorized as follows in the fair value hierarchy:

	Fair Value at December 31, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$737,360,115	$—	$—	$737,360,115	$—
Equity investments	389,730,950	1,568,374	—	349,161,271	39,001,305
Total investments	1,127,091,065	1,568,374	—	1,086,521,386	39,001,305
Cash and cash equivalents	20,157,299	20,157,299	—	—	—
Total investments and cash and cash equivalents	$1,147,248,364	$21,725,673	$—	$1,086,521,386	$39,001,305
Truist Credit Facility	349,104,144	—	—	349,104,144	—
SBA Debentures(2)	115,862,617	—	—	115,862,617	—
2024 Notes(2)	86,836,500	86,836,500	—	—	—
Total debt	$551,803,261	$86,836,500	$—	$464,966,761	$—

	Fair Value at September 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$773,425,971	$—	$—	$773,425,971	$—
Equity investments	308,345,447	1,328,924	—	270,753,946	36,262,577
Total investments	1,081,771,418	1,328,924	—	1,044,179,917	36,262,577
Cash and cash equivalents	25,806,002	25,806,002	—	—	—
Total investments and cash and cash equivalents	$1,107,577,420	$27,134,926	$—	$1,044,179,917	$36,262,577
Truist Credit Facility	368,701,972	—	—	368,701,972	—
SBA Debentures(2)	115,772,677	—	—	115,772,677	—
2024 Notes(2)	83,837,560	—	83,837,560	—	—
Total debt	$568,312,209	$—	$83,837,560	$484,474,649	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of December 31, 2020 and September 30, 2020, the carrying value of the SBA debentures approximates the fair value. As of September 30, 2020, the carrying value of the 2024 Notes approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	For the three months ended December 31, 2020
Description	Debt investments	Equity investments	Totals
Beginning Balance	$773,425,971	$270,753,946	$1,044,179,917
Net realized (loss) gain	(19,754,439)	2,148,373	(17,606,066)
Net change in unrealized appreciation	26,295,858	64,865,848	91,161,706
Purchases, PIK interest, net discount accretion and non-cash exchanges	52,096,591	19,280,062	71,376,653
Sales, repayments and non-cash exchanges	(94,703,866)	(7,886,958)	(102,590,824)
Transfers in/out of Level 3	—	—	—
Ending Balance	$737,360,115	$349,161,271	$1,086,521,386
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$25,798,887	$65,689,444	$91,488,331

	For the three months ended December 31, 2019
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net realized gain (loss)	324,712	(12,367,930)	(12,043,218)
Net change in unrealized appreciation	2,723,990	20,400,910	23,124,900
Purchases, PIK interest, net discount accretion and non-cash exchanges	127,801,796	48,956,985	176,758,781
Sales, repayments and non-cash exchanges	(30,928,814)	(222,199)	(31,151,013)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,125,700,818	$249,626,848	$1,375,327,666
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$2,756,254	$8,024,114	$10,780,368

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended December 31,
Credit Facilities	2020	2019
Beginning Balance (cost – $380,252,000 and $472,636,000, respectively) (1)	$360,701,972	$465,390,214
Net change in unrealized appreciation included in earnings	13,109,272	2,571,321
Borrowings (1)	15,292,900	81,500,000
Repayments (1)	(40,000,000)	(35,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $355,544,900 and $519,136,000, respectively) (1)	$349,104,144	$514,461,535
Temporary draws outstanding, at cost	—	15,000,000
Ending Balance (cost – $355,544,900 and $534,136,000, respectively)	$349,104,144	$529,461,535

(1)	Excludes temporary draws.

As of December 31, 2020, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,044,900	$39,641,550	March 19, 2021	$(403,350)

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on the Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$38,752,000	$36,198,400	December 18, 2020	$(2,553,600)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during the three months ended December 31, 2020 and 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

 For the three months ended December 31, 2020, our Truist Credit Facility had a net change in unrealized appreciation of $13.1 million. For the three months ended December 31, 2019, our Credit Facilities had a net change in unrealized appreciation of $2.6 million. As of December 31, 2020 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $6.4 million and $19.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2020 were as follows:

Name of Investment	Fair Value at September 30, 2020	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2020	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,772,115	$1,315,725	$—	$3,994,985	$43,082,825	$785,802	$—	$—	$—
PennantPark Senior Loan Fund, LLC *	99,262,577	1,826,217		$2,067,081	$103,155,875	1,466,896	—	1,521,000	—
PT Networks, LLC	91,384,649	1,499,329	—	2,881,419	95,765,397	24,078	1,485,523	—	—
RAM Energy LLC	89,923,518	—	—	(16,787,927)	73,135,591	—	—	—	—
Total Controlled Affiliates	$318,342,859	$4,641,271	$—	$(7,844,442)	$315,139,688	$2,276,776	$1,485,523	$1,521,000	$—
Non-Controlled Affiliates
ETX Energy, LLC	$5,055,851	$—	$—	$(5,055,851)	$—	$—	$—	$—	$—
Mailsouth Inc. (2)	18,782,777	10,230,271	(19,708,359)	17,441,424	26,746,113	—	76,727	—	(19,708,359)
MidOcean JF Holdings Corp.	22,698,042	—	—	12,558,478	35,256,520	—	—	—	—
Total Non-Controlled Affiliates	$46,536,670	$10,230,271	$(19,708,359)	$24,944,051	$62,002,633	$—	$76,727	$—	$(19,708,359)
Total Controlled and Non-Controlled Affiliates	$364,879,529	$14,871,542	$(19,708,359)	$17,099,609	$377,142,321	$2,276,776	$1,562,250	$1,521,000	$(19,708,359)

(1)	Includes PIK.
(2)	Mailsouth Inc. became a non-controlled affiliate during the quarter ended December 31, 2020.
•

We and Pantheon are the members of PSLF, a joint venture formed as a Delaware limited liability company that is not consolidated by us for financial reporting purposes. The members of PSLF make investments in the PSLF in the form of subordinated debt and equity interests, and all portfolio and other material decisions regarding PSLF must be submitted to PSLF’s four-person Member Designees’ Committee, which is comprised of two members appointed by each of us and Pantheon. Because management of PSLF is shared equally between us and Pantheon, we do not believe we control PSLF for purposes of the 1940 Act or otherwise.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2020	2019
Numerator for net increase in net assets resulting from operations	$71,133,751	$19,202,510
Denominator for basic and diluted weighted average shares	67,045,105	67,045,105
Basic and diluted net increase in net assets per share resulting from operations	$1.06	$0.29

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2020 and September 30, 2020, cash and cash equivalents consisted of money market funds in the amounts of $20.2 million and $25.8 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2020		2019
Per Share Data:
Net asset value, beginning of period	$7.84		$8.68
Net investment income (1)	0.12		0.15
Net realized and change in unrealized gain (1)	0.94		0.14
Net increase in net assets resulting from operations (1)	1.06		0.29
Distributions to stockholders (1), (2)	(0.12)		(0.18)
Net asset value, end of period	$8.78		$8.79
Per share market value, end of period	$4.61		$6.53
Total return* (3)	48.38%		7.18%
Shares outstanding at end of period	67,045,105		67,045,105
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.97%	(8)	4.75%
Ratio of interest and expenses on debt to average net assets (5)	3.67%		6.05%
Ratio of total expenses to average net assets (5)	7.64%	(8)	10.80%
Ratio of net investment income to average net assets (5)	6.10%		6.95%
Net assets at end of period	$588,797,190		$589,040,059
Weighted average debt outstanding (6)	$584,745,097		$706,751,095
Weighted average debt per share (1), (6)	$8.72		$10.54
Asset coverage per unit (7)	$2,320		$1,947
Portfolio turnover ratio	25.25%		9.71%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)	Includes SBA debentures outstanding.
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

(8)	For the three months ended December 31, 2020, the ratio of operating and total expenses before the performance-based incentive fee waiver to average net assets was 3.97% and 7.64%, respectively.

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2020 and 2019, inclusive of the fee on the undrawn commitment under the Truist Credit Facility and amortized upfront fees on SBA debentures and 2024 Notes, was 3.4% and 5.0%, respectively. As of December 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2020 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 232% and 208%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million (increased to $275.0 million as of November 6, 2020) in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of July 31, 2020, Funding I is no longer a subsidiary of the Company consolidated in our financial statements and thus the BNP Credit Facility is no longer presented on the Statement of Assets and Liabilities (See Note 4). The BNP Credit Facility is secured by all of the assets of Funding I. Prior to deconsolidation on July 31, 2020, we owned 100% of the equity interest in Funding I and treated the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility.

Truist Credit Facility

As of December 31, 2020, we had a multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2020 and September 30, 2020, we had $355.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.5%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2020 and September 30, 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR (or an alternative risk-free interest rate index). As of December 31, 2020 and September 30, 2020, we had $119.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of December 31, 2020, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $118.5 million as of both December 31, 2020 and September 30, 2020. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both December 31, 2020 and September 30, 2020, SBIC II had $150.0 million in debt commitments all of which were drawn. During the three months ended December 31, 2020 and 2019, zero and $16.5 million in SBA debentures were repaid, respectively. As of December 31, 2020 and September 30, 2020, the unamortized fees on the SBA debentures were $2.6 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2020, SBIC II was in compliance with its regulatory requirements.

2024 Notes

As of both December 31, 2020 and September 30, 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facilities. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2020

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2020 and September 30, 2020, we had $44.8 million and $37.4 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2020, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 10-01(b) of Regulation S-X under the Securities Act, presented below is summarized unaudited financial information for PT Networks, LLC and RAM Energy Holdings LLC for the three months ended December 31, 2020 and 2019. Similarly, while PennantPark Senior Loan Fund, LLC did not trigger the requirement to present summarized financial information in accordance with Rule 10-01(b) of Regulation S-X, the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC has been included in Note 4.

a)	PT Networks, LLC:

	Three Months Ended December 31,
Income Statement (1)	2020	2019
Total revenue	$59,230	$56,887
Total expenses	(63,880)	(50,386)
Net (loss) income	$(4,650)	$6,501

b)	RAM Energy Holdings LLC:

	Three Months Ended December 31,
Income Statement (1)	2020	2019
Total revenue	$5,969	$6,929
Total expenses	(7,340)	(10,455)
Net loss	$(1,371)	$(3,526)

(1)	All amounts are in thousands.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the “Company”), including the consolidated schedule of investments, as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended December 31, 2020 and 2019, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated November 19, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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

February 9, 2021

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

COVID-19 Developments

COVID-19 was first detected in December 2019 in the city of Wuhan in China and has since been identified as a global pandemic by the World Health Organization. In response, governmental authorities of affected jurisdictions, including those in the United States, have imposed travel restrictions and required the temporary closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation. These restrictions and “stay-at-home” orders have essentially resulted in the shutdown of all non-essential businesses for a period of time, as defined by each governmental authority imposing the respective orders. The economic impact resulting from such restrictions has adversely affected the business operations of some, if not all, of our portfolio companies, as well as our own operations and the operations of our Adviser. While some jurisdictions have either lifted or started to ease certain restrictions on businesses, a resurgence of COVID-19, including the emergence of a more contagious strain of COVID-19, has resulted in additional closures. We cannot predict with any level of certainty the magnitude of the ongoing impact to our business operations or the business operations of our portfolio companies due to the business and supply-chain disruptions caused by the COVID-19 pandemic and the resulting governmental responses. However, we expect such adverse effects to continue for the duration of the pandemic, and potentially for some time thereafter.

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

Additionally, as of December 31, 2020 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 232% and 208%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make payments required under such facilities or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, our debt portfolio consisted of 92% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free interest rate index). In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income has decreased, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2020, our portfolio totaled $1,127.1 million, which consisted of $425.2 million of first lien secured debt, $195.4 million of second lien secured debt, $116.8 million of subordinated debt (including $64.2 million in PSLF) and $389.7 million of preferred and common equity (including $39.0 million in PSLF). Our debt portfolio consisted of 92% variable-rate investments and 8% fixed-rate investments. As of December 31, 2020, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $9.7 million as of December 31, 2020. Our overall portfolio consisted of 81 companies with an average investment size of $13.9 million, had a weighted average yield on interest bearing debt investments of 9.3% and was invested 38% in first lien secured debt, 17% in second lien secured debt, 10% in subordinated debt (including 6% in PSLF) and 35% in preferred and common equity (including 3% in PSLF). As of December 31, 2020, all of the investments held by PSLF were first lien secured debt.

As of September 30, 2020, our portfolio totaled $1,081.8 million, which consisted of $439.0 million of first lien secured debt, $220.8 million of second lien secured debt, $113.6 million of subordinated debt (including $63.0 million in PSLF) and $308.3 million of preferred and common equity (including $36.3 million in PSLF). Our debt portfolio consisted of 93% variable-rate investments and 7% fixed-rate investments. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $83.8 million as of September 30, 2020. Our overall portfolio consisted of 80 companies with an average investment size of $13.5 million, had a weighted average yield on interest bearing debt investments of 8.9% and was invested 41% in first lien secured debt, 20% in second lien secured debt, 10% in subordinated debt (including 6% in PSLF) and 29% in preferred and common equity (including 3% in PSLF). As of September 30, 2020, all of the investments held by PSLF were first lien secured debt.

For the three months ended December 31, 2020, we invested $68.2 million in four new and 15 existing portfolio companies with a weighted average yield on debt investments of 9.9%. Sales and repayments of investments for the three months ended December 31, 2020 totaled $102.6 million.

For the three months ended December 31, 2019, we invested $173.7 million in 13 new and 15 existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the three months ended December 31, 2019 totaled $31.2 million.

PennantPark Senior Loan Fund, LLC

As of December 31, 2020, PSLF’s portfolio totaled $ 351.9 million, consisted of 36 companies with an average investment size of $9.8 million and had a weighted average yield on debt investments of 7.3%.

As of September 30, 2020, PSLF’s portfolio totaled $353.4 million, consisted of 37 companies with an average investment size of $9.6 million and had a weighted average yield on debt investments of 7.3%.

For the three months ended December 31, 2020, PSLF invested $30.8 million (of which $22.3 million was purchased from the Company) in two new and four existing portfolio companies with a weighted average yield on debt investments of 7.0%. PSLF’s sales and repayments of investments for the same period totaled $35.8 million.

CRITICAL ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies and the global outbreak of COVID-19. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

Investment Valuations

We expect that there may not be readily available market values for many of the investments which are or will be in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our board of directors using a documented valuation policy and a consistently applied valuation process, as described in this Report. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and the difference may be material.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during the three months ended December 31, 2020 and 2019. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

For the three months ended December 31, 2020, the Truist Credit Facility had a net change in unrealized appreciation of $13.1 million. For the three months ended December 31, 2019, our Credit Facilities had a net change in unrealized appreciation of $2.6 million. As of December 31, 2020 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $6.4 million and $19.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments and our Credit Facilities during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2020 and 2019.

Investment Income

Investment income for the three months ended December 31, 2020 was $18.7 million and was attributable to $11.2 million from first lien secured debt, $4.8 million from second lien secured debt, $1.7 million from subordinated debt and $1.0 million from preferred and common equity. This compares to investment income for the three months ended December 31, 2019 of $26.0 million and was attributable to $16.0 million from first lien secured debt, $7.7 million from second lien secured debt and $2.3 million from subordinated debt. The decrease in investment income compared to the same period in the prior year was primarily due to decreases in the size of our debt portfolio and LIBOR.

Expenses

Expenses for the three months ended December 31, 2020 totaled $10.4 million. Base management fee for the same period totaled $4.1 million, debt related interest and expenses totaled $5.0 million, general and administrative expenses totaled $1.1 million and provision for taxes totaled $0.2 million. This compares to net expenses for the three months ended December 31, 2019, which totaled $15.8 million. Base management fee for the same period totaled $4.7 million, incentive fee totaled $0.7 million, debt related interest and expenses totaled $8.9 million, general and administrative expenses totaled $1.2 million and provision for taxes totaled $0.3 million. The decrease in expenses compared to the three-month period ended in the prior year was primarily due to a decrease in LIBOR and lower leverage.

Net Investment Income

Net investment income totaled $8.3 million, or $0.12 per share, and $10.2 million, or $0.15 per share, for the three months ended December 31, 2020 and 2019, respectively. The decrease in net investment income compared to the three-month period ended in the prior year was primarily due to lower investment income, partially offset by lower expenses.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2020 totaled $102.6 million and net realized losses totaled $17.6 million. Sales and repayments of investments for the three months ended December 31, 2019 totaled $31.2 million and net realized losses totaled $12.0 million. The change in realized losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and the Credit Facilities

For the, three months ended December 31, 2020 and 2019, we reported net change in unrealized appreciation on investments of $93.5 million and $23.6 million, respectively. As of December 31, 2020 and September 30, 2020, our net unrealized appreciation (depreciation) on investments totaled $9.7 million and ($83.8) million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC), as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

For the three months ended December 31, 2020, the Truist Credit Facility had a net change in unrealized appreciation of $13.1 million. For the three months ended December 31, 2019, our Credit Facilities had a net change in unrealized appreciation of $2.6 million. As of December 31, 2020 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $6.4 million and $19.6 million, respectively. The net change in net unrealized depreciation compared to the same period in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $71.1 million, or $1.06 per share, and $19.2 million, or $0.29 per share, for the three months ended December 31, 2020 and 2019, respectively. The increase in net assets from operations for the three months ended December 31, 2020 compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC), as well as the financial performance of certain portfolio companies primarily driven by the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2020, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2020 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 232% and 208%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2020 and 2019, inclusive of the fee on the undrawn commitment under the Credit Facilities and amortized upfront fees on SBA debentures, was 3.4% and 5.0%, respectively.

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million (increased to $275.0 million as of November 6, 2020) in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of July 31, 2020, Funding I is no longer a subsidiary of the Company consolidated in our financial statements and thus the BNP Credit Facility is no longer presented on the Statement of Assets and Liabilities (See Note 4). The BNP Credit Facility is secured by all of the assets of Funding I. Prior to deconsolidation on July 31, 2020, we owned 100% of the equity interest in Funding I and treat the indebtedness of Funding I as our leverage. Our Investment Adviser serves as the servicer to Funding I in connection with the BNP Credit Facility.

As of December 31, 2020, we had a multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2020 and September 30, 2020, we had $355.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.5%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2020 and September 30, 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR (or an alternative risk-free interest rate index). The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of December 31, 2020 and September 30, 2020, we had $119.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of December 31, 2020, we were in compliance with the terms of the Truist Credit Facility.

As of December 31, 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than our Truist Credit Facility and SBA debentures. Furthermore, availability under our Truist Credit Facility depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $118.5 million as of December 31, 2020. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both December 31, 2020 and September 30, 2020, SBIC II had initial $150.0 million in debt commitments, all of which were drawn. During the three months ended December 31, 2020 and 2019, zero and $16.5 million in SBA debentures were repaid, respectively. As of December 31, 2020 and September 30, 2020, the unamortized fees on the SBA debentures were $2.6 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2020 and September 30, 2020 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2020, SBIC II was in compliance with its regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of December 31, 2020 and September 30, 2020, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of December 31, 2020 and September 30, 2020, we had cash and cash equivalents of $20.2 million and $25.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $35.0 million for the three months ended December 31, 2020, and our financing activities used cash of $40.8 million for the same period. Our operating activities provided cash primarily for our investment activities and our financing activities used cash primarily to pay down the Truist Credit Facility.

Our operating activities used cash of $71.3 million for the three months ended December 31, 2019 and our financing activities provided cash of $43.8 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under our Credit Facilities.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. PSLF invests in portfolio companies in the same industries in which we may directly invest. We provide capital to PSLF in the form of subordinated notes and equity interests. Effective October 31, 2020, Pantheon contributed an additional $27.5 million to PSLF and we invested an additional $1.8 million in PSLF. As of December 31, 2020 and September 30, 2020, we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $39.0 million and $36.3 million, respectively.

As of December 31, 2020 and September 30, 2020, PSLF had total assets of $368.5 million and $361.8 million, respectively. As of December 31, 2020, PSLF had $89.5 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $15.8 million. As of September 30, 2020, PSLF had $36.5 million of unused borrowing capacity under the Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $7.5 million.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee, or the Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of a quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present shall be entitled to cast two votes on each matter; or  (iii) the presence of four members of the Member Designees’ Committee, provided that two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF has entered into a $275.0 million (increased from $250.0 million on November 6, 2020) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 260 basis points, or the PSLF Credit Facility, with BNP Paribas through its wholly-owned subsidiary, or PSLF Subsidiary, subject to leverage and borrowing base restrictions.

Below is a summary of PSLF’s portfolio at fair value:

	December 31, 2020	September 30, 2020
Total investments	$351,896,988	$353,366,358
Weighted average yield on debt investments	7.3%	7.3%
Number of portfolio companies in PSLF	36	37
Largest portfolio company investment	$16,146,764	$18,411,916
Total of five largest portfolio company investments	$74,627,783	$77,896,431

Below is a listing of PSLF’s individual investments as of December 31, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—545.9%
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	7.00%	3M L+600	958,731	$947,168	$915,588
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,737,640	14,548,387	14,516,575
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	8,441,913	8,351,071	8,441,913
Apex Service Partners, LLC (3)	07/31/2021	Personal, Food and Miscellaneous Services	—	—	1,542,556	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,591,146	14,479,701	14,372,279
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	14,961,929	14,868,747	14,806,325
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,099,014	6,980,774	7,099,014
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,530,557	13,421,192	13,544,088
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,865,962	2,840,215	2,865,962
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,162,857	12,004,848	11,919,600
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,700,000	14,591,222	14,332,501
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	7,927,894	7,850,822	7,650,418
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,700,000	14,557,560	14,442,750
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	10.00%	1M L+900	10,205,877	10,037,924	10,078,304
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,041,180	2,025,149	1,891,358
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	12,566,555	12,342,012	12,315,224
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	16,907,607	16,777,822	16,146,764
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	5,985,000	5,694,110	5,685,750
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	13,914,003	13,764,584	13,357,443
PlayPower, Inc.	05/08/2026	Consumer Products	5.74%	3M L+550	4,015,020	3,981,658	3,829,326
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,744,524	13,581,728	13,469,634
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,809,160	14,696,977	14,538,893
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,970,000	1,954,287	1,938,677
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,867,378	7,736,084	7,729,699
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,420,826	5,355,677	5,353,065
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	14,062,500	13,922,678	13,746,094
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,497,823	12,330,599	12,410,338
STV Group Incorporated	12/11/2026	Transportation	5.40%	1M L+525	12,320,154	12,211,130	12,320,154
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	5,006,244	4,962,527	4,956,181
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	7,461,111	7,188,146	7,370,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,635,844	5,579,485	5,466,768
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	14,510,397	14,319,883	14,619,226
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	10,046,691	9,880,493	10,046,691
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,738,102	4,701,846	4,702,566
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,321,880	14,088,756	13,605,786
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,004,711	13,861,591	14,004,711
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.25%	3M L+525	7,481,156	7,406,933	7,406,342
Total First Lien Secured Debt						353,843,786	351,896,988
Cash and Cash Equivalents—24.5%
BlackRock Federal FD Institutional 30						14,192,122	14,192,122
US Bank Cash						1,582,100	1,582,100
Total Cash and Cash Equivalents						15,774,222	15,774,222
Total Investments and Cash Equivalents—570.3%						$369,618,008	$367,671,210
Liabilities in Excess of Other Assets—(470.3)%							(303,206,242)
Members' Equity—100.0%							$64,464,968

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
(3)

Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

Below is a listing of PSLF’s individual investments as of September 30, 2020:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—701.6%
Advantage Sales & Marketing	07/23/2021	Grocery	4.25%	1M L+325	8,627,315	$8,418,699	$8,456,926
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	7.00%	3M L+600	971,231	958,950	937,238
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,775,105	14,571,097	14,479,603
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,607,449	6,546,594	6,409,225
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,628,085	14,509,210	14,408,664
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	15,000,000	14,895,515	14,683,499
Cano Health, LLC	06/02/2025	Healthcare, Education and Childcare	8.50%	1M L+750	18,274,854	18,174,687	18,411,916
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,116,895	6,991,975	7,125,435
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,564,726	13,448,313	13,316,490
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,873,184	2,846,226	2,858,818
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,193,571	12,028,384	11,888,732
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,737,500	14,619,623	14,295,375
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	447,833	444,755	443,354
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,737,500	14,583,983	14,413,275
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+850	10,153,350	9,978,792	10,001,050
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,015,428	1,998,623	1,856,411
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.25%	1M L+525	12,598,209	12,365,207	12,440,731
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	16,914,403	16,770,520	15,882,625
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	6,000,000	5,700,000	5,707,500
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	14,076,563	13,914,921	13,407,926
PlayPower, Inc.	05/08/2026	Consumer Products	5.72%	3M L+550	4,025,520	3,990,631	3,824,244
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,779,429	13,608,176	13,503,840
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,847,328	14,728,854	14,023,302
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,975,000	1,958,417	1,905,678
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,887,195	7,748,712	7,697,903
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,448,483	5,378,893	5,350,411
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	14,250,000	14,096,623	13,786,875
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,531,123	12,351,398	12,393,282
STV Group Incorporated	12/11/2026	Transportation	5.40%	1M L+525	12,351,980	12,238,771	12,228,460
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	5,080,832	5,034,725	4,928,407
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	1,980,000	1,874,970	1,905,750
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,650,076	5,593,575	5,480,573
TVC Enterprises, LLC	01/18/2024	Transportation	6.50%	1M L+550	14,547,897	14,343,185	14,438,788
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	8,644,186	8,469,082	8,471,302
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,738,102	4,700,032	4,453,816
Vision Purchaser Corporation	06/10/2025	Media	7.25%	1M L+625	14,358,203	14,112,113	13,496,711
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	14,194,162	14,029,177	14,052,223
Total First Lien Secured Debt						358,023,408	353,366,358
Cash and Cash Equivalents—15.0%
BlackRock Federal FD Institutional 30						7,353,307	7,353,307
US Bank Cash						183,412	183,412
Total Cash and Cash Equivalents						7,536,719	7,536,719
Total Investments and Cash Equivalents—716.6%						$365,560,127	$360,903,077
Liabilities in Excess of Other Assets—(616.6)%							(310,538,386)
Members' Equity—100.0%							$50,364,691

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

(2)	Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	December 31, 2020	September 30, 2020
Assets
Investments at fair value (cost—$353,843,786 and $358,023,408, respectively)	$351,896,988	$353,366,358
Cash and cash equivalents (cost—$15,774,222 and $7,536,719, respectively)	15,774,222	7,536,719
Interest receivable	813,092	877,008
Total assets	368,484,302	361,780,085
Liabilities
Distribution payable	1,800,000	1,393,716
Payable for investments purchased	7,131,972	5,700,000
Credit facility payable	185,500,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,486,100	1,649,852
Interest payable on members notes	1,643,629	1,356,250
Accrued other expenses	417,021	315,576
Total liabilities	304,019,334	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	64,464,968	50,364,691
Total liabilities and members' equity	$368,484,302	$361,780,085

(1)	As of December 31, 2020 and September 30, 2020, PSLF had unfunded commitments to fund investments of $1.5 million and zero, respectively.

Statements of Operations (1)
Three Months Ended December 31,
2020
Investment income:
Interest	$6,561,996
Other income	436,957
Total investment income	6,998,953
Expenses:
Interest and expenses on credit facility	1,754,377
Interest expense on members notes	2,299,879
Administrative services expenses	292,965
Other general and administrative expenses (2)	111,648
Total expenses	4,458,869
Net investment income	2,540,084
Realized and unrealized gain on investments:
Net realized gain on investments	464,337
Net change in unrealized appreciation on investments	2,710,252
Net realized and unrealized gain from investments	3,174,589
Net increase in members' equity resulting from operations	$5,714,673

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of December 31, 2020, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	>5 years
Truist Credit Facility	$355.5	$—	$29.9	$325.6	$—
SBA debentures	118.5	—	—	—	118.5
2024 Notes	86.3	—	—	86.3	—
Total debt outstanding (1)	560.3	—	29.9	411.9	118.5
Unfunded investments (2)	44.8	2.7	16.4	19.7	6.0
Total contractual obligations	$605.1	$2.7	$46.3	$431.6	$124.5

(1)	The annualized weighted average cost of debt as of December 31, 2020 was 3.1%, exclusive of the fee on the undrawn commitment on the Credit Facility and upfront fees on SBA debentures.
(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser), in February 2021, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreements with us. SBIC II’s investment management agreements does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement, which is intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided.

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

During the three months ended December 31, 2020, we declared distributions of $0.12 per share, for total distributions of $8.0 million. For the same period in the prior year, we declared distributions of $0.18 per share, respectively, for total distributions of $12.1 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, our debt portfolio consisted of 92% variable-rate investments. The variable-rate loans are usually based on a LIBOR rate (or an alternative risk-free floating interest rate index) and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change In Interest Rates	Change In Interest Income, Net Of Interest Expense (in thousands)	Change In Interest Income, Net of Interest Expense Per Share
Down 1%	$580	$0.01
Up 1%	(2,459)	(0.04)
Up 2%	879	0.01
Up 3%	4,217	0.06
Up 4%	$7,555	$0.11

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statements of Assets and Liabilities and other business developments that could affect net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds, as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed on November 19, 2020, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

In connection with satisfying the requirements to be subject to tax as a RIC for federal income tax purposes, we intend to distribute to our stockholders substantially all of our investment company taxable income and net capital gains each taxable year. However, we may retain all or a portion of our net capital gains and incur applicable income taxes with respect thereto and elect to treat such retained net capital gains as deemed dividend distributions to our stockholders.

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

We are partially dependent on our SBIC Fund for cash distributions to enable us to meet the distribution requirements in order to permit us to be subject to tax as a RIC. In this regard, our SBIC Fund is limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to satisfy the requirements to be subject to tax as a RIC. In such a case, we would need to request a waiver of the SBA’s restrictions for our SBIC Fund to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, and if our SBIC Fund is unable to obtain a waiver, compliance with the SBA regulations may cause us to incur a corporate-level income tax.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Truist Credit Facility, 2024 Notes and SBA debentures and expect in the future to borrow additional amounts under our Truist Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Truist Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Truist Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Truist Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

We did not engage in any sales of unregistered securities during the three months ended December 31, 2020.

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

10.1

First Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 19, 2020).

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

PENNANTPARK INVESTMENT CORPORATION

Date: February 9, 2021	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2021	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)