Form 10-K/A
period 2020-09-30
PENNANTPARK INVESTMENT CORP
filed 2021-03-26
CIK 1383414

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2020 based on the closing price on that date of $2.59 on The Nasdaq Global Select Market was approximately $169 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 67,045,105 shares of the Registrant’s common stock outstanding as of March 26, 2021.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission on December 8, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1, or the Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, or the Form 10-K, which was initially filed with the Securities and Exchange Commission, or the SEC, on November 19, 2020.

We are filing this Amendment to provide stand-alone audited financial statements for our investment in an unconsolidated controlled portfolio company, PT Networks Intermediate Holdings, LLC, or PT Networks, as of and for the years ended December 31, 2020 and 2019 (as Exhibit 99.6) as well as stand-alone unaudited financial statements for PT Networks as of and for the year ended December 31, 2018 (as Exhibit 99.7).

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

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Refer to Item 8 starting on page 54 of the Registrant’s Annual Report on Form 10-K filed on November 19, 2020.
(2)	Financial Statement Schedules—None.
(3)	Exhibits

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

10.12

First Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

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

14.1	Joint Code of Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

23.1	Consent of RSM US LLP (Incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

23.2	Consent of BDO USA, LLP (Incorporated by reference to Exhibit 23.2 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2

Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2020 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

99.3

Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2019 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

99.4

Unaudited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2018 (Incorporated by reference to Exhibit 99.4 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

99.5	Report of RSM US LLP on Senior Securities Table (Incorporated by reference to Exhibit 99.5 to the Registrant’s Form 10-K (File No. 814-00736), filed November 19, 2020).

99.6*	Audited Consolidated Financial Reports of PT Networks Intermediate Holdings, LLC for the Years Ended December 31, 2020 and 2019.

99.7*	Unaudited Consolidated Financial Report of PT Networks Intermediate Holdings, LLC for the Year Ended December 31, 2018.

99.8*	Consent of Dixon Hughes Goodman LLP.

*	Filed herewith

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

Signature	Title	Date

/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2021
Arthur H. Penn	(Principal Executive Officer)

/s/ AVIV EFRAT	Chief Financial Officer and Treasurer	March 26, 2021
Aviv Efrat	(Principal Financial Officer and Accounting Officer)

/s/ ADAM K. BERNSTEIN	Chairman	March 26, 2021
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	March 26, 2021
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	March 26, 2021
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	March 26, 2021
Samuel L. Katz