Form 10-Q
period 2021-03-31
PENNANTPARK INVESTMENT CORP
filed 2021-05-05
CIK 1383414

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2021 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	September 30, 2020
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$646,758,885 and $713,683,209, respectively)	$773,788,326	$735,674,666
Non-controlled, affiliated investments (cost—$104,463,115 and $77,628,920, respectively)	71,404,648	27,753,893
Controlled, affiliated investments (cost—$381,150,760 and $374,260,162, respectively)	330,044,569	318,342,859
Total of investments (cost—$1,132,372,760 and $1,165,572,291, respectively)	1,175,237,543	1,081,771,418
Cash and cash equivalents (cost—$33,833,269 and $25,801,087, respectively)	33,855,496	25,806,002
Interest receivable	4,916,119	5,005,715
Distribution receivable	1,452,000	1,393,716
Prepaid expenses and other assets	376,932	376,030
Total assets	1,215,838,090	1,114,352,881
Liabilities
Distributions payable	8,045,413	8,045,413
Payable for investments purchased	18,581,995	5,461,508
Truist Credit Facility payable, at fair value (cost—$375,544,900 and $388,252,000, respectively) (See Notes 5 and 10)	372,867,465	368,701,972
2024 Notes payable, net (par—$86,250,000) (See Notes 5 and 10)	84,170,310	83,837,560
SBA debentures payable, net (par—$108,500,000 and $118,500,000, respectively) (See Notes 5 and 10)	106,128,698	115,772,677
Base management fee payable, net (See Note 3)	4,282,129	4,369,637
Interest payable on debt	2,007,332	2,022,614
Accrued other expenses	507,853	432,648
Total liabilities	596,591,195	588,644,029
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	787,625,031	787,625,031
Accumulated distributable net loss	(168,445,181)	(261,983,224)
Total net assets	$619,246,895	$525,708,852
Total liabilities and net assets	$1,215,838,090	$1,114,352,881
Net asset value per share	$9.24	$7.84

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,668,772	$22,748,529	$23,101,282	$43,133,443
Payment-in-kind	2,011,940	1,978,894	3,470,739	3,863,400
Other income	23,942	751,284	505,067	941,202
From non-controlled, affiliated investments:
Payment-in-kind	380,271	—	456,998	—
From controlled, affiliated investments:
Interest	2,177,259	559,934	4,454,035	1,204,624
Payment-in-kind	1,518,971	1,496,251	3,004,494	4,395,988
Dividend income	1,452,000	—	2,973,000	—
Total investment income	19,233,155	27,534,892	37,965,615	53,538,657
Expenses:
Base management fee (See Note 3)	4,282,129	4,880,699	8,396,558	9,623,129
Performance-based incentive fee (See Note 3)	—	1,913,047	—	2,657,673
Interest and expenses on debt (See Note 10)	4,889,854	8,962,513	9,893,985	17,828,583
Administrative services expenses (See Note 3)	505,020	521,520	1,010,040	1,043,040
Other general and administrative expenses	643,480	648,881	1,286,963	1,292,841
Expenses before performance-based incentive fee waiver and provision for taxes	10,320,483	16,926,660	20,587,546	32,445,266
Performance-based incentive fee waiver (See Note 3)	—	—	—	—
Provision for taxes	150,000	300,000	300,000	600,000
Net expenses	10,470,483	17,226,660	20,887,546	33,045,266
Net investment income	8,762,672	10,308,232	17,078,069	20,493,391
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	319,431	1,424,778	2,450,389	(10,609,375)
Non-controlled and controlled, affiliated investments	—	—	(19,708,359)	—
Net realized gain (loss) on investments	319,431	1,424,778	(17,257,970)	(10,609,375)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	11,206,850	(40,710,987)	87,612,267	(23,658,391)
Non-controlled and controlled, affiliated investments	21,969,487	(80,260,831)	39,069,096	(73,690,603)
Debt (appreciation) depreciation (See Notes 5 and 10)	(3,763,322)	48,946,105	(16,872,593)	46,374,785
Net change in unrealized appreciation (depreciation) on investments and debt	29,413,015	(72,025,713)	109,808,770	(50,974,209)
Net realized and unrealized gain (loss) from investments and debt	29,732,446	(70,600,935)	92,550,800	(61,583,584)
Net increase (decrease) in net assets resulting from operations	38,495,118	$(60,292,703)	$109,628,869	$(41,090,193)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.57	$(0.90)	$1.64	$(0.61)
Net investment income per common share	$0.13	$0.15	$0.25	$0.31

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations:
Net investment income	$8,762,672	$10,308,232	$17,078,069	$20,493,391
Net realized gain (loss) on investments	319,431	1,424,778	(17,257,970)	(10,609,375)
Net change in unrealized appreciation (depreciation) on investments	33,176,337	(120,971,818)	126,681,363	(97,348,994)
Net change in unrealized (appreciation) depreciation on debt	(3,763,322)	48,946,105	(16,872,593)	46,374,785
Net increase (decrease) in net assets resulting from operations	38,495,118	(60,292,703)	109,628,869	(41,090,193)
Distributions to stockholders	(8,045,413)	(12,068,119)	(16,090,826)	(24,136,238)
Net increase (decrease) in net assets	30,449,705	(72,360,822)	93,538,043	(65,226,431)
Net assets:
Beginning of period	588,797,190	589,040,059	525,708,852	581,905,668
End of period	$619,246,895	$516,679,237	$619,246,895	$516,679,237

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$109,628,869	$(41,090,193)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(126,681,363)	97,348,994
Net change in unrealized appreciation (depreciation) on debt	16,872,593	(46,374,785)
Net realized loss on investments	17,257,970	10,609,375
Net accretion of discount and amortization of premium	(1,642,623)	(1,352,104)
Purchases of investments	(143,007,958)	(280,494,214)
Payment-in-kind income	(7,058,327)	(8,245,142)
Proceeds from dispositions of investments	167,585,432	47,535,202
Amortization of deferred financing costs	688,773	1,037,172
Decrease (increase) in interest receivable	89,596	(645,598)
Increase in distribution receivable	(58,284)	—
Increase in prepaid expenses and other assets	(902)	(408,772)
Increase in payable for investments purchased	13,120,487	—
(Decrease) increase in interest payable on debt	(15,282)	1,716,995
(Decrease) increase in base management fee payable, net	(87,508)	239,219
Increase in performance-based incentive fee payable, net	—	1,913,047
Increase (decrease) in accrued other expenses	75,205	(410,647)
Net cash provided by (used in) operating activities	46,766,678	(218,621,451)
Cash flows from financing activities:
Distributions paid to stockholders	(16,090,826)	(24,136,238)
Proceeds from 2024 Notes issuance	—	10,912,500
Repayments under SBA debentures	(10,000,000)	(16,500,000)
Borrowings under BNP Credit Facility	—	90,000,000
Repayments under BNP Credit Facility	—	(16,000,000)
Borrowings under Truist Credit Facility	91,564,132	273,000,000
Repayments under Truist Credit Facility	(104,271,232)	(133,000,000)
Net cash (used in) provided by financing activities	(38,797,926)	184,276,262
Net increase (decrease) in cash equivalents	7,968,752	(34,345,189)
Effect of exchange rate changes on cash	80,742	(43,532)
Cash and cash equivalents, beginning of period	25,806,002	59,516,236
Cash and cash equivalents, end of period	$33,855,496	$25,127,515
Supplemental disclosure of cash flow information:
Interest paid	$9,220,494	$15,074,416
Taxes paid	$655,707	$805,976
Non-cash exchanges and conversions	$16,515,842	$91,204,799

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—125.0 (1), (2)
First Lien Secured Debt—64.9%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	8,302,303	$7,545,657	$8,385,326
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	8.00%	3M L+700	50,000	50,000	48,125
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	137,500	—	(5,156)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	15,876,189	15,687,356	15,717,427
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	1,335,239	1,335,239	1,335,239
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+550	7,481,250	7,320,812	7,369,031
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	2,500,000	—	(9,375)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	1,000,000	—	(15,000)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153,097	6,118,932	6,153,097
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%	3M L+850	25,620,085	25,620,673	24,210,981
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,587,774	3,526,985	3,469,018
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	458,962	458,962	443,771
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	196,698	—	(6,511)
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	—	—	1,788,165	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	7.75%	1M L+675	8,441,402	8,410,431	8,441,402
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,528,102	—	15,281
ECL Entertainment, LLC	04/01/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,769,231	8,681,538	8,769,231
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	5.50%	1M L+450	258,797	258,797	257,503
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	258,797	—	(1,294)
GCOM Software LLC	11/14/2022	Business Services	7.75%	1M L+625	1,093,898	1,076,285	1,093,898
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%	3M L+525	5,985,000	5,842,049	5,835,375
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	1,500,000	—	(37,500)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750,000	—	(18,750)
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	2,554,113	2,536,525	2,503,031
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387,097	—	(67,742)
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	8.37%	1M L+737	19,675,049	19,611,964	19,871,799
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.75%	3M L+575	16,583,417	16,473,040	16,334,666
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,775,657	2,762,772	2,775,657
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,860,333	11,754,642	11,607,707
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872,143	872,143	853,566
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,065,952	—	(22,705)
Kentucky Downs, LLC (7)	03/07/2025	Hotels, Motels, Inns and Gaming	—	—	827,586	—	—
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	770,596	764,956	714,188
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	1,556,373	1,542,426	1,533,027
Lightspeed Buyer Inc. (7)	08/03/2021	Healthcare, Education and Childcare	—	—	882,075	—	(4,410)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	388,593	388,593	382,765
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	777,187	—	(11,658)
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	1,773,894	1,773,894	1,702,938
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,832,036	2,803,736	2,768,315
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(56,663)
Ox Two, LLC	02/27/2023	Building Materials	7.25%	1M L+625	21,135,496	20,941,838	21,135,496
Ox Two, LLC (Revolver)	02/27/2023	Building Materials	7.25%	1M L+625	488,000	488,000	488,000
Ox Two, LLC (Revolver) (7)	02/27/2023	Building Materials	—	—	2,012,000	—	—
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	22,349,086	19,095,604	19,723,069
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,323,391	1,985,162	2,050,393
			(PIK 11.50%)
Questex, LLC	09/09/2024	Media	6.75%	3M L+575	21,937,500	21,658,895	19,963,126
Questex, LLC (Revolver)	09/09/2024	Media	6.75%	3M L+575	2,632,979	2,632,979	2,396,011
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	957,447	—	(86,170)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	6.75%	3M L+575	148,476	148,476	144,289
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,078,666	—	(58,618)
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,675,000	3,596,984	3,610,688
Rancho Health MSO, Inc. (7)	12/18/2022	Healthcare, Education and Childcare	—	—	1,050,000	—	(18,375)
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525,000	—	(9,187)
Recteq, LLC	01/29/2026	Consumer Products	7.00%	3M L+600	10,000,000	9,807,023	9,800,000
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,126,761	—	(22,535)
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	28,360,642	28,212,050	27,793,429
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	2,898,750	2,898,750	2,864,690
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(2,218)
Riverside Assessments, LLC	03/10/2025	Education	8.25%	3M L+725	16,291,343	16,039,357	15,598,961
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(49,390)
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	597,943	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	514,741	509,460	473,561
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	8.00%	3M L+700	15,792	15,792	14,529
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver) (7)	07/14/2025	Business Services	—	—	22,248	—	(1,780)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.75%	3M L+875	6,602,931	6,448,004	6,470,872
Sigma Defense Systems, LLC (7)	12/18/2025	Telecommunications	—	—	950,869	—	(19,017)
Signature Systems Holding Company - Term Loan II	12/31/2021	Chemicals, Plastics and Rubber	8.50%	3M L+750	806,452	794,399	796,371
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	2,016,129	2,016,129	1,990,927
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Education	6.50%	3M L+500	14,973,750	14,842,822	14,824,012
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875,000	—	(68,750)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.01%	1M L+900	21,600,000	$20,976,783	$23,544,000
TAC LifePort Purchaser, LLC	03/01/2026	Aerospace and Defense	7.00%	3M L+600	5,017,306	4,918,140	4,936,927
TAC LifePort Purchaser, LLC (Revolver)	03/01/2026	Aerospace and Defense	7.00%	3M L+600	82,041	82,041	80,727
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	538,114	—	(8,621)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,780,120	1,780,120	1,726,717
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	15,584,153	15,393,349	15,428,312
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	2,702,151	—	(27,022)
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,136,641	4,136,641	4,136,641
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,643,571	—	—
Tyto Athene, LLC	08/27/2024	Aerospace and Defense	6.25%	1M L+525	6,012,024	5,986,788	6,012,024
Tyto Athene, LLC (New Issue)	04/01/2028	Aerospace and Defense	6.25%	1M L+550	10,000,000	9,846,390	9,846,390
Tyto Athene, LLC (New Issue) (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	363,610	—	—
US Med Acquisition, Inc.	02/13/2023	Healthcare, Education and Childcare	8.50%	1M L+750	8,257,813	8,257,813	8,257,813
Walker Edison Furniture Company LLC	09/26/2024	Home and Office Furnishings	6.75%	3M L+575	25,000,000	24,375,244	24,375,000
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.25%	3M L+525	1,636,953	1,619,108	1,621,484
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—	—	2,573,529	—	3,217
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(8,658)
Total First Lien Secured Debt						402,722,548	402,062,935
Second Lien Secured Debt—20.8%
Confie Seguros Holding Co.	10/31/2025	Insurance	8.62%	3M L+850	14,500,000	14,301,101	14,137,500
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400,000	20,188,954	20,400,000
DecoPac, Inc.	03/31/2025	Beverage, Food and Tobacco	9.25%	3M L+825	19,627,143	19,406,995	19,627,143
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,085,316	31,850,000
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	13,500,000	13,230,497	13,230,000
MBS Holdings, Inc.	01/02/2024	Telecommunications	9.50%	3M L+850	19,623,649	19,398,565	19,427,413
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,119	147,000
VT Topco, Inc.	08/24/2026	Business Services	7.11%	3M L+700	10,000,000	9,957,809	9,950,000
Total Second Lien Secured Debt						128,716,356	128,769,056
Subordinated Debt/Corporate Notes—8.7%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,192,326	14,003,077	13,979,441
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	39,829,362	39,469,077	40,028,509
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						53,472,154	54,007,950
Preferred Equity/Partnership Interests—3.6% (6)
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	146,305
Cascade Environmental LLC	—	Environmental Services	16.00%		178,304	17,607,478	19,539,097
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	597,394
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	159,808	185,151
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527,026	1,662,605
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,012	249,437
Total Preferred Equity/Partnership Interests						20,553,324	22,379,989
Common Equity/Partnership Interests/Warrants—26.9% (6)
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	1,107,840
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
AH Holdings, Inc. (Warrants)	03/23/2021	Healthcare, Education and Childcare	—	—	753	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	79,659
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	1,927,258
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	673,015
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	272,538
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	134,180	1,409,866	2,113,202
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,193,867
(Blackhawk Industrial Distribution, Inc.)
DecoPac Holdings Inc.	—	Beverage, Food and Tobacco	—	—	3,449	3,448,658	4,327,101
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	570,522	587,029
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	—
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	167,537	437,342
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	827,595
Faraday Holdings, LLC	—	Building Materials	—	—	4,277	217,635	1,463,248
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	1,053,800	1,669,180
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8,896	6,460
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	1,536,698
(TVC Enterprises, LLC)
GCOM InvestCo LP (7)	—	Business Services	—	—	111,574	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	864,416
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	3,673,072
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450,000	494,750
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040,000	3,146,031
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	396,000	420,230
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	2,455,540	72,968,079
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	1,906,433	16,744,417
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	980,334
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	$—	$681,840
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	780,007
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	336,625
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	—
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,298,701	1,342,636
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3,261	25,350
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	982,857	956,095
(Holdco Sands Intermediate, LLC) (9)
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	65,957	424,767
QuantiTech InvestCo LP (7), (9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24,000	24,000
RFMG Parent, LP (9)	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050,000	1,050,000
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	156,798
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80,370	-
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,749,600
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,949,724
Class B (US Dominion, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	232,558	232,914
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,527	98,210
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,021,880	1,311,649
WBB Equity, LLC	—	Aerospace and Defense	—	—	628,571	628,571	3,916,000
(Whitney, Bradley & Brown, Inc.) (9)
Wheel Pros Holdings, L.P.	—	Auto Sector	—	—	3,778,704	545,210	26,400,357
(Winter Park Intermediate, Inc.)
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231,400	342,475
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,247	4,275,988
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						41,294,503	166,568,396
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						646,758,885	773,788,326
Investments in Non-Controlled, Affiliated Portfolio Companies—11.5% (1), (2)
Second Lien Secured Debt—1.7%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	10,318,353	10,318,353	10,318,353
			(PIK 15.00%)
Total Second Lien Secured Debt						10,318,353	10,318,353
Preferred Equity/Partnership Interests—5.8% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	36,139,140
Total Preferred Equity/Partnership Interests						21,565,389	36,139,140
Common Equity/Partnership Interests/Warrants—4.0% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	7,047,058
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,515,842	17,900,097
Total Common Equity/Partnership Interests/Warrants						72,579,373	24,947,155
Total Investments in Non-Controlled, Affiliated Portfolio Companies						104,463,115	71,404,648
Investments in Controlled, Affiliated Portfolio Companies—53.3% (1), (2)
First Lien Secured Debt—6.7%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+650	£30,000,000	41,696,550	41,391,000
Total First Lien Secured Debt						41,696,550	41,391,000
Second Lien Secured Debt—9.0%
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	55,471,238	55,136,936	55,471,237
			(PIK 11.00%)
Total Second Lien Secured Debt						55,136,936	55,471,237
Subordinated Debt—10.4%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,154,570	64,154,571	64,154,571
Total Subordinated Debt						64,154,571	64,154,571
Preferred Equity—2.1% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	12,812,316
Total Preferred Equity						11,271,750	12,812,316
Common Equity—25.2% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	3,303,354
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,892,823	40,239,290
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,157,560	34,989,451
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	77,683,350
Total Common Equity						208,890,953	156,215,445
Total Investments in Controlled, Affiliated Portfolio Companies						381,150,760	330,044,569
Total Investments—189.8%						1,132,372,760	1,175,237,543
Cash and Cash Equivalents—5.5%
BlackRock Federal FD Institutional 30						32,327,289	32,327,289
BNY Mellon Cash Reserve and Cash						1,505,980	1,528,207
Total Cash and Cash Equivalents						33,833,269	33,855,496
Total Investments and Cash Equivalents—195.3%						$1,166,206,029	$1,209,093,039
Liabilities in Excess of Other Assets—(95.3%)							(589,846,144)
Net Assets—100.0%							$619,246,895

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 13% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our investment objectives are to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, and subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the Nasdaq Global Select Market under the symbol “PNNT.”

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

On July 31, 2020, we and certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP, or Pantheon, entered into a limited liability company agreement to co-manage PSLF, a newly-formed unconsolidated joint venture. In connection with this transaction, we contributed in-kind our formerly wholly-owned subsidiary, Funding I. As a result of this transaction, Funding I became a wholly-owned subsidiary of PSLF and has been deconsolidated from our financial statements. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. See Note 4.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus (“COVID-19”) and any other parameters used in determining these estimates and assumptions could cause actual results to differ from such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2021, we did not have any portfolio companies on non-accrual. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended March 31, 2021, we recorded a provision for taxes of $0.2 million and $0.3 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), respectively. For the three and six months ended March 31, 2020, we recorded a provision for taxes of $0.3 million and $0.6 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), respectively.

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

MARCH 31, 2021

(Unaudited)

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

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2021, the Investment Adviser earned a base management fee of $4.3 million and $8.4 million, respectively, from us. For the three and six months ended March 31, 2020, the Investment Adviser earned a base management fee of $4.9 million and $9.6 million, respectively, from us.

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

Beginning April 1, 2020 and through March 31, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the three and six months ended March 31, 2021, the Investment Adviser did not earn an incentive fee on net investment income from us. For the three and six months ended March 31, 2020, the Investment Adviser earned $1.9 million and $2.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2021, we reimbursed the Investment Adviser approximately $0.5 million and $0.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2020, we reimbursed the Investment Adviser approximately $0.5 million and $0.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and six months ended March 31, 2021. For the each of three and six months ended March 31, 2020, the Company purchased $15.0 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act.

For the three and six months ended March 31, 2021, we sold $15.5 million $37.8 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.5 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2021 totaled $78.4 million and $150.1 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $110.3 million and $288.7 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2021 totaled $65.0 million and $167.6 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $16.4 million and $47.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2021		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$444,419,098	$443,453,935	$451,763,766	$439,013,082
Second lien	194,171,645	194,558,646	238,335,508	220,843,480
Subordinated debt / corporate notes	53,472,154	54,007,950	50,780,591	50,569,409
Subordinated notes in PSLF	64,154,571	64,154,571	63,000,000	63,000,000
Equity	342,262,469	378,823,151	328,471,250	272,082,870
Equity in PSLF	33,892,823	40,239,290	33,221,176	36,262,577
Total investments	1,132,372,760	1,175,237,543	1,165,572,291	1,081,771,418
Cash and cash equivalents	33,833,269	33,855,496	25,801,087	25,806,002
Total investments and cash and cash equivalents	$1,166,206,029	$1,209,093,039	$1,191,373,378	$1,107,577,420

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2021 (1)	September 30, 2020 (1)
Healthcare, Education and Childcare	23%	17%
Energy and Utilities	7	9
Consumer Products	6	6
Environmental Services	6	6
Distribution	5	4
Media	5	6
Building Materials	4	4
Business Services	4	4
Home and Office Furnishings	4	3
Hotels, Motels, Inns and Gaming	4	4
Aerospace and Defense	3	2
Education	3	3
Insurance	3	4
Personal, Food and Miscellaneous Services	3	4
Printing and Publishing	3	2
Auto Sector	2	6
Beverage, Food and Tobacco	2	3
Chemicals, Plastics and Rubber	2	2
Electronics	2	4
Other Media	2	2
Telecommunications	2	2
Transportation	2	2
Manufacturing / Basic Industries	1	1
Other	2	—
Total	100%	100%

(1)	Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. PSLF invests in portfolio companies in the same industries in which we may directly invest. We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2021 and September 30, 2020, we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $40.2 million and $36.3 million, respectively.

As of March 31, 2021 and September 30, 2020, PSLF had total assets of $395.1 million and $361.8 million, respectively. As of March 31, 2021, PSLF had $63.0 million of unused borrowing capacity under the PSLF Credit Facility (as defined below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $12.5 million. As of September 30, 2020, PSLF had $36.5 million of unused borrowing capacity under the PSLF Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $7.5 million.

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

Below is a summary of PSLF’s portfolio at fair value:

	March 31, 2021	September 30, 2020
Total investments	$381,654,953	$353,366,358
Weighted average yield on debt investments	7.3%	7.3%
Number of portfolio companies in PSLF	40	37
Largest portfolio company investment	$16,188,243	$18,411,916
Total of five largest portfolio company investments	$75,352,184	$77,896,431

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Below is a listing of PSLF’s individual investments as of March 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—573.8%
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	8.00%	3M L+700	946,231	$935,343	$910,747
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,700,175	14,525,350	14,553,173
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,569,222	6,513,036	6,569,222
Apex Service Partners, LLC Term Loan B	07/31/2025	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,887,307	2,849,444	2,887,307
Apex Service Partners, LLC Term Loan B (3)	07/31/2021	Personal, Food and Miscellaneous Services	—	—	505,870	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,554,206	14,453,043	14,554,206
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	13,729,432	13,654,333	13,729,432
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,081,132	6,969,481	7,081,132
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,496,389	13,392,116	13,631,353
ECL Entertainment, LLC	04/01/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	4,615,385	4,569,231	4,615,385
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,826,993	2,802,723	2,812,858
Global Holdings InterCo LLC	03/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,500,000	7,387,731	7,481,250
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,132,143	11,981,532	11,950,161
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,662,500	14,562,909	14,369,249
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%	3M L+600	5,545,103	5,518,102	5,545,103
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.75%	3M L+575	7,907,956	7,835,094	7,789,337
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	3M L+550	10,000,000	10,000,000	10,000,000
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,662,500	14,531,185	14,350,188
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	10.00%	1M L+900	10,205,877	10,044,256	10,843,744
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,066,695	2,052,119	1,915,413
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	12,534,901	12,318,777	12,346,877
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	16,862,753	16,747,224	16,188,243
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	5,970,000	5,690,193	5,850,600
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	13,738,046	13,600,767	13,428,940
PlayPower, Inc.	05/08/2026	Consumer Products	5.70%	3M L+550	4,004,520	3,972,682	3,949,458
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,709,619	13,557,021	13,435,427
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,770,992	14,665,291	14,597,433
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,965,000	1,950,151	1,953,014
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,847,561	7,723,814	7,317,850
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,379,340	5,318,630	5,379,340
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	13,875,000	13,748,286	13,701,562
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,464,523	12,309,758	12,464,523
STV Group Incorporated	12/11/2026	Transportation	5.36%	1M L+525	12,162,305	12,058,444	11,615,001
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	4,877,809	4,836,844	4,829,030
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	7,442,222	7,182,469	7,421,756
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,621,612	5,565,396	5,452,963
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	12,837,421	12,681,035	12,709,047
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	9,647,753	9,497,821	9,647,753
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,734,322	4,700,190	4,677,303
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,321,451	14,102,097	13,748,593
Wheel Pros, Inc.	11/10/2027	Automotive	6.25%	1M L+625	3,990,000	3,970,083	3,972,564
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	13,815,260	13,691,368	13,953,413
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.25%	3M L+525	7,462,312	7,392,228	7,425,003
Total First Lien Secured Debt						381,857,597	381,654,953
Cash and Cash Equivalents—18.9%
BlackRock Federal FD Institutional 30						9,916,869	9,916,869
US Bank Cash						2,623,145	2,623,145
Total Cash and Cash Equivalents						12,540,014	12,540,014
Total Investments and Cash Equivalents—592.7%						$394,397,611	$394,194,967
Liabilities in Excess of Other Assets—(492.7)%							(327,683,744)
Members' Equity—100.0%							$66,511,223

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

MARCH 31, 2021

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	March 31, 2021	September 30, 2020
Assets
Investments at fair value (cost—$381,857,597 and $358,023,408, respectively)	$381,654,953	$353,366,358
Cash and cash equivalents (cost—$12,540,014 and $7,536,719, respectively)	12,540,014	7,536,719
Interest receivable	912,621	877,008
Total assets	395,107,588	361,780,085
Liabilities
Distribution payable	2,400,000	1,393,716
Payable for investments purchased	4,569,231	5,700,000
Credit facility payable	212,000,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,477,458	1,649,852
Interest payable on members notes	1,590,609	1,356,250
Accrued other expenses	518,455	315,576
Total liabilities	328,596,365	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	66,511,223	50,364,691
Total liabilities and members' equity	$395,107,588	$361,780,085

(1)	As of March 31, 2021 and September 30, 2020, PSLF had unfunded commitments to fund investments of $0.5 million and zero, respectively.

Statements of Operations (1)
	Three Months Ended March 31,	Six Months Ended March 31,
	2021	2021
Investment income:
Interest	$6,695,820	$13,257,816
Other income	289,777	726,734
Total investment income	6,985,597	13,984,550
Expenses:
Interest and expenses on credit facility	1,497,604	3,249,951
Interest expense on members notes	2,381,279	4,683,188
Administrative services expenses	292,965	585,930
Other general and administrative expenses (2)	111,648	223,296
Total expenses	4,283,496	8,742,365
Net investment income	2,702,101	5,242,185
Realized and unrealized gain on investments:
Net realized gain on investments	—	464,337
Net change in unrealized appreciation on investments	1,744,154	4,454,406
Net realized and unrealized gain from investments	1,744,154	4,918,743
Net increase in members' equity resulting from operations	$4,446,255	$10,160,928

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

MARCH 31, 2021

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows:

Asset Category	Fair Value at March 31, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$63,582,553	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	379,871,382	Market Comparable	Market Yield	5.9% – 14.6% (8.6%)
Second lien	24,087,500	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	160,152,793	Market Comparable	Market Yield	9.3% –11.5% (10.3%)
Second lien	10,318,353	Enterprise Market Value	EBITDA multiple	5.9x
Subordinated debt / corporate notes	118,162,521	Market Comparable	Market Yield	9.7% – 16.4% (12.3%)
Equity	284,023,992	Enterprise Market Value	EBITDA multiple	4.0x – 40.3x (12.5x)
Equity	72,968,079	Enterprise Market Value	DLOM	5.7%
Equity	19,539,097	Market Comparable	Market Yield	19.6%
Total Level 3 investments	$1,132,706,270
Truist Credit Facility	$372,867,465	Market Comparable	Market Yield	2.5%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$38,794,224	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	400,218,858	Market Comparable	Market Yield	6.4% – 15.0% (9.0%)
Second lien	202,060,703	Market Comparable	Market Yield	8.4% – 11.0% (10.0%)
Second lien	18,782,777	Enterprise Market Value	EBITDA multiple	8.5x
Subordinated debt / corporate notes	113,569,409	Market Comparable	Market Yield	9.4% – 16.1% (12.0%)
Equity	253,101,893	Enterprise Market Value	EBITDA multiple	4.6x – 22.0x (11.4x)
Equity	17,652,053	Market Comparable	Market Yield	19.1%
Total Level 3 investments	$1,044,179,917
Truist Credit Facility	$368,701,972	Market Comparable	Market Yield	3.8%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures and 2024 Notes were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$756,175,102	$—	$—	$756,175,102	$—
Equity investments	419,062,441	2,291,983	—	376,531,168	40,239,290
Total investments	1,175,237,543	2,291,983	—	1,132,706,270	40,239,290
Cash and cash equivalents	33,855,496	33,855,496	—	—	—
Total investments and cash and cash equivalents	$1,209,093,039	$36,147,479	$—	$1,132,706,270	$40,239,290
Truist Credit Facility	$372,867,465	$—	$—	$372,867,465	$—
SBA Debentures(2)	106,128,698	—	—	106,128,698	—
2024 Notes(2)	88,630,500	88,630,500	—	—	—
Total debt	$567,626,663	$88,630,500	$—	$478,996,163	$—

	Fair Value at September 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$773,425,971	$—	$—	$773,425,971	$—
Equity investments	308,345,447	1,328,924	—	270,753,946	36,262,577
Total investments	1,081,771,418	1,328,924	—	1,044,179,917	36,262,577
Cash and cash equivalents	25,806,002	25,806,002	—	—	—
Total investments and cash and cash equivalents	$1,107,577,420	$27,134,926	$—	$1,044,179,917	$36,262,577
Truist Credit Facility	$368,701,972	$—	$—	$368,701,972	—
SBA Debentures(2)	115,772,677	—	—	115,772,677	—
2024 Notes(2)	83,837,560	—	83,837,560	—	—
Total debt	$568,312,209	$—	$83,837,560	$484,474,649	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10, Financial Instruments, or ASC 825-10 to the SBA debentures or the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of March 31, 2021 and September 30, 2020, the carrying value of the SBA debentures approximates the fair value. As of September 30, 2020, the carrying value of the 2024 Notes approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2021
Description	Debt investments	Equity investments	Totals
Beginning Balance	$773,425,971	$270,753,946	$1,044,179,917
Net realized (loss) gain	(19,628,905)	2,305,899	(17,323,006)
Net change in unrealized appreciation	30,411,528	91,986,003	122,397,531
Purchases, PIK interest, net discount accretion and non-cash exchanges	129,950,316	21,086,944	151,037,260
Sales, repayments and non-cash exchanges	(157,983,808)	(9,601,624)	(167,585,432)
Transfers in/out of Level 3	—	—	—
Ending Balance	$756,175,102	$376,531,168	$1,132,706,270
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$30,710,119	$92,809,599	$123,519,718

	Six Months Ended March 31, 2020
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net realized gain (loss)	1,516,979	(12,127,225)	(10,610,246)
Net change in unrealized depreciation	(35,303,152)	(60,374,875)	(95,678,027)
Purchases, PIK interest, net discount accretion and non-cash exchanges	196,332,806	91,465,096	287,797,902
Sales, repayments and non-cash exchanges	(47,072,297)	(462,905)	(47,535,202)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,141,253,470	$211,359,173	$1,352,612,643
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(35,303,154)	$(69,768,488)	$(105,071,642)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31,
Credit Facilities	2021	2020
Beginning Balance (cost – $380,252,000 and $472,636,000, respectively)	$360,701,972	$465,390,214
Net change in unrealized depreciation included in earnings	16,872,593	(46,374,784)
Borrowings (1)	49,564,132	267,000,000
Repayments (1)	(77,271,232)	(53,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $352,544,900 and $686,636,000, respectively)	$349,867,465	$633,015,430
Temporary draws outstanding, at cost	23,000,000	—
Ending Balance (cost – $375,544,900 and $686,636,000, respectively)	$372,867,465	$633,015,430

(1)	Excludes temporary draws.

As of March 31, 2021, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,044,900	$40,011,300	June 18, 2021	$(33,600)

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$38,752,000	$36,198,400	December 18, 2020	$(2,553,600)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during the three and six months ended March 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

For the three and six months ended March 31, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $3.8 million and $16.9 million, respectively. For the three and six months ended March 31, 2020, our Credit Facilities had a net change in unrealized depreciation of $48.9 million and $46.4 million, respectively. As of March 31, 2021 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $2.7 million and $19.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2021 were as follows:

Name of Investment	Fair Value at September 30, 2020	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2021	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,772,115	$2,014,175	$—	$4,908,064	$44,694,354	$1,493,275	$—	$—	$—
PennantPark Senior Loan Fund, LLC *	99,262,577	1,826,218	—	3,305,066	104,393,861	2,910,085	—	2,973,000	—
PT Networks, LLC	91,384,649	3,050,205	—	8,838,150	103,273,004	50,675	3,004,494	—	—
RAM Energy LLC	89,923,518	—	—	(12,240,168)	77,683,350	—	—	—	—
Total Controlled Affiliates	$318,342,859	$6,890,598	$—	$4,811,112	$330,044,569	$4,454,035	$3,004,494	$2,973,000	$—
Non-Controlled Affiliates
ETX Energy, LLC	$5,055,851	$—	$—	$(5,055,851)	$—	$—	$—	$—	$—
Mailsouth Inc. (2)	18,782,777	10,318,353	(19,708,359)	18,825,679	28,218,450	—	456,998	—	(19,708,359)
MidOcean JF Holdings Corp.	22,698,042	—	—	20,488,156	43,186,198	—	—	—	—
Total Non-Controlled Affiliates	$46,536,670	$10,318,353	$(19,708,359)	$34,257,984	$71,404,648	$—	$456,998	$—	$(19,708,359)
Total Controlled and Non-Controlled Affiliates	$364,879,529	$17,208,951	$(19,708,359)	$39,069,096	$401,449,217	$4,454,035	$3,461,492	$2,973,000	$(19,708,359)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator for net increase (decrease) in net assets resulting from operations	$38,495,118	$(60,292,703)	$109,628,869	$(41,090,193)
Denominator for basic and diluted weighted average shares	67,045,105	67,045,105	67,045,105	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.57	$(0.90)	$1.64	$(0.61)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2021 and September 30, 2020, cash and cash equivalents consisted of money market funds in the amounts of 33.9 million and $25.8 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Six Months Ended March 31,
	2021		2020
Per Share Data:
Net asset value, beginning of period	$7.84		$8.68
Net investment income (1)	0.25		0.31
Net realized and change in unrealized gain (loss) (1)	1.39		(0.92)
Net increase (decrease) in net assets resulting from operations (1)	1.64		(0.61)
Distributions to stockholders (1), (2)	(0.24)		(0.36)
Net asset value, end of period	$9.24		$7.71
Per share market value, end of period	$5.65		$2.59
Total return* (3)	85.65%		(56.33)%
Shares outstanding at end of period	67,045,105		67,045,105
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.86%	(8)	5.26%
Ratio of interest and expenses on debt to average net assets (5)	3.47%		6.16%
Ratio of total expenses to average net assets (5)	7.33%	(8)	11.42%
Ratio of net investment income to average net assets (5)	5.99%		7.09%
Net assets at end of period	$619,246,895		$516,679,237
Weighted average debt outstanding (6)	$569,209,601		$699,915,641
Weighted average debt per share (1), (6)	$8.49		$10.44
Asset coverage per unit (7)	$2,335		$1,608
Portfolio turnover ratio	25.88%		7.14%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)	Includes SBA debentures outstanding.
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

(8)	For the six months ended March 31, 2021, the ratio of operating and total expenses before the performance-based incentive fee waiver to average net assets was 3.86% and 7.33%, respectively.

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2021 and 2020, inclusive of the fee on the undrawn commitment under the Truist Credit Facility and amortized upfront fees on SBA debentures and 2024 Notes, was 3.5% and 5.1%, respectively. As of March 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA), as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 234% and 208%, respectively.

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

Truist Credit Facility

As of March 31, 2021, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2021 and September 30, 2020, we had $375.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.5% and 2.5%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2021 and September 30, 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2021 and September 30, 2020, we had $99.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of March 31, 2021, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $108.5 million and $118.5 million as of March 31, 2021 and September 30, 2020, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2021 and September 30, 2020, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During both the three and six months ended March 31, 2021, $10.0 million in SBA debentures were repaid. During the three and six months ended March 31, 2020, zero and $16.5 million in SBA debentures were repaid, respectively. As of March 31, 2021 and September 30, 2020, the unamortized fees on the SBA debentures were $2.4 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2021 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$108,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2021, SBIC II was in compliance with its regulatory requirements.

2024 Notes

As of both March 31, 2021 and September 30, 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facilities. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2021

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2021 and September 30, 2020, we had $47.4 million and $37.4 million, respectively, in commitments to fund investments.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2020, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 10-01(b) of Regulation S-X under the Securities Act, presented below is summarized unaudited financial information for PT Networks, LLC and RAM Energy Holdings LLC for the three and six months ended March 31, 2021 and 2020. Similarly, while PennantPark Senior Loan Fund, LLC did not trigger the requirement to present summarized financial information in accordance with Rule 10-01(b) of Regulation S-X, the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC has been included in Note 4.

a)	PT Networks, LLC:

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement (1)	2021	2020	2021	2020
Total revenue	$61,167	$52,405	$120,397	$109,293
Total expenses	(64,501)	(60,283)	(130,338)	(110,668)
Net loss	$(3,334)	$(7,878)	$(9,941)	$(1,375)

b)	RAM Energy Holdings LLC:

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement (1)	2021	2020	2021	2020
Total revenue	$21,121	$18,274	$27,090	$25,203
Total expenses	(10,357)	(12,616)	(17,697)	(23,070)
Net income	$10,764	$5,658	$9,393	$2,133

(1)	All amounts are in thousands.

13. SUBSEQUENT EVENTS

On April 14, 2021, we entered into an underwriting agreement, or the Underwriting Agreement, by and among the Company, the Adviser, the Administrator and Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A to the Underwriting Agreement, in connection with the issuance and sale of $150.0 million aggregate principal amount of the Company’s 4.5% Notes due 2026, or the 2026 Notes. On April 21, 2021, we closed the transaction and issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.5% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2021 and 2020, and cash flows for the six-month periods ended March 31, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 5, 2021

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by the COVID-19 pandemic or any worsening thereof;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic or any worsening thereof;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic or any worsening thereof;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of investments that we expect to make;

•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of price and volume fluctuations in the stock market;

•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of future legislation and regulation on our business and our portfolio companies; and

•	the impact of the United Kingdom’s withdrawal from the European Union and other world economic and political issues.

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

COVID-19 Developments

COVID-19 was first detected in December 2019 and has since been identified as a global pandemic by the World Health Organization. The effect of the ongoing COVID-19 pandemic or any worsening thereof, uncertainty relating to more contagious strains of the virus, the length of economic recovery in the U.S. and globally and the speed and efficiency of the vaccination process may continue to create stress on the market and could continue to or in the future may affect our portfolio companies. We cannot predict with any level of certainty the full impact of the COVID-19 pandemic, including any worsening thereof or its duration in the United States and globally and any ongoing impact to our business operations or the business operations of our portfolio companies. Depending on the length and magnitude of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers in the future. These developments could continue to impact the value of our investments in such portfolio companies.

The COVID-19 pandemic, including any worsening thereof, may continue to have an adverse impact on the global economy and result in a period, however long, of global economic slowdown. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies. While we are unable to predict the ultimate adverse effect of the COVID-19 pandemic, or any worsening thereof, on our results of operation, we have identified certain factors that are likely to affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic slowdowns;
•	changes in interest rates, including LIBOR;
•	limited availability of credit, both in the United States and internationally;
•	disruptions to supply-chains and price volatility;
•	changes to existing laws and regulations, or the imposition of new laws and regulations; and
•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from COVID-19 experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. This has required us to reduce the amount of our distributions to stockholders as compared to distributions in the same quarter of the prior year. Although we had no non-accrual assets during the quarter ended March 31, 2021, the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in portfolio investments being placed on non-accrual status in the future.

Additionally, as of March 31, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 234% and 208%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, our debt portfolio consisted of 92% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index).  In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income may decrease, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

In addition, we have continued to implement our business continuity planning strategy. Our priority has been to safeguard the health of our employees and to ensure continuity of business operations on behalf of our investors. As a result of our business continuity planning strategy, nearly all of our employees continue to work remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, our investment team and our board of directors, and we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2021, our portfolio totaled $1,175.2 million, which consisted of $443.5 million of first lien secured debt, $194.6 million of second lien secured debt, $118.2 million of subordinated debt (including $64.2 million in PSLF) and $419.0 million of preferred and common equity (including $40.2 million in PSLF). Our debt portfolio consisted of 92% variable-rate investments. As of March 31, 2021, we did not have any portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $42.9 million as of March 31, 2021. Our overall portfolio consisted of 83 companies with an average investment size of $14.2 million, had a weighted average yield on interest bearing debt investments of 9.3% and was invested 38% in first lien secured debt, 16% in second lien secured debt, 10% in subordinated debt (including 5% in PSLF) and 36% in preferred and common equity (including 3% in PSLF). As of March 31, 2021, all of the investments held by PSLF were first lien secured debt.

As of September 30, 2020, our portfolio totaled $1,081.8 million, which consisted of $439.0 million of first lien secured debt, $220.8 million of second lien secured debt, $113.6 million of subordinated debt (including $63.0 million in PSLF) and $308.3 million of preferred and common equity (including $36.3 million in PSLF). Our debt portfolio consisted of 93% variable-rate investments. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $83.8 million as of September 30, 2020. Our overall portfolio consisted of 80 companies with an average investment size of $13.5 million, had a weighted average yield on interest bearing debt investments of 8.9% and was invested 41% in first lien secured debt, 20% in second lien secured debt, 10% in subordinated debt (including 6% in PSLF) and 29% in preferred and common equity (including 3% in PSLF). As of September 30, 2020, all of the investments held by PSLF were first lien secured debt.

For the three months ended March 31, 2021, we invested $74.8 million in three new and eight existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the three months ended March 31, 2021 totaled $65.0 million. For the six months ended March 31, 2021, we invested $143.0 million in seven new and 23 existing portfolio companies with a weighted average yield on debt investments of 8.8%. Sales and repayments of investments for the six months ended March 31, 2021 totaled $167.6 million.

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

PennantPark Senior Loan Fund, LLC

As of March 31, 2021, PSLF’s portfolio totaled $381.7 million, consisted of 40 companies with an average investment size of $9.5 million and had a weighted average yield on debt investments of 7.3%.

As of September 30, 2020, PSLF’s portfolio totaled $353.4 million, consisted of 37 companies with an average investment size of $9.6 million and had a weighted average yield on debt investments of 7.3%.

For the three months ended March 31, 2021, PSLF invested $32.5 million (of which $15.5 million was purchased from the Company) in four new and two existing portfolio companies with a weighted average yield on debt investments of 8.0%. PSLF’s sales and repayments of investments for the same period totaled $4.9 million. For the six months ended March 31, 2021, PSLF invested $63.3 million (of which $37.8 million was purchased from the Company) in six new and six existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $40.7 million.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during for both the three and six months ended March 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes and the SBA debentures.

For the three and six months ended March 31, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $3.8 million and $16.9 million, respectively. For the three and six months ended March 31, 2020, our Credit Facilities had a net change in unrealized depreciation of $48.9 million and $46.4 million, respectively. As of March 31, 2021 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $2.7 million and $19.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2021 and 2020.

Investment Income

Investment income for the three and six months ended March 31, 2021 was $19.2 million and $38.0 million, respectively, which was attributable to $10.9 million and $22.1 million from first lien secured debt, $5.8 million and $10.6 million from second lien secured debt, $1.7 million and $3.4 million from subordinated debt and $0.9 million and $1.9 million from preferred and common equity, respectively. This compares to investment income for the three and six months ended March 31, 2020 of $27.5 million and $53.5 million, respectively, and was attributable to $17.5 million and $33.5 million from first lien secured debt, $7.7 million and $15.4 million from second lien secured debt and $2.3 million and $4.6 million from subordinated debt, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to decreases in the size of our debt portfolio and LIBOR.

Expenses

Expenses for the three and six months ended March 31, 2021 totaled $10.5 million and $20.9 million, respectively. Base management fee for the same periods totaled $4.3 million and $8.4 million, debt related interest and expenses totaled $4.9 million and $9.9 million, general and administrative expenses totaled $1.1 million and $2.3 million and provision for taxes totaled $0.2 million and $0.3 million, respectively. This compares to net expenses for the three and six months ended March 31, 2020, which totaled $17.2 million and $33.0 million, respectively. Base management fee for the same periods totaled $4.9 million and $9.6 million, incentive fee totaled $1.9 million and $2.7 million, debt related interest and expenses totaled $9.0 million and $17.8 million, general and administrative expenses totaled $1.2 million and $2.3 million and provision for taxes totaled $0.3 million and $0.6 million, respectively. The decrease in expenses for the three and six months ended March 31, 2021 compared to the same period in the prior year was primarily due to lower leverage costs and lower Management Fees.

Net Investment Income

Net investment income totaled $8.8 million and $17.1 million, or $0.13 and $0.25 per share, for the three and six months ended March 31, 2021, respectively. Net investment income totaled $10.3 million and $20.5 million, or $0.15 and $0.31 per share, for the three and six months ended March 31, 2020, respectively. The decrease in net investment income compared to the same periods in the prior year was primarily due to lower investment income.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2021 totaled $65.0 million and $167.6 million, respectively, and net realized gains (losses) totaled $0.3 million and ($17.3) million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2020 totaled $16.4 million and $47.5 million, respectively, and net realized gains (losses) totaled $1.4 million and ($10.6) million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and the Credit Facilities

For the three and six months ended March 31, 2021, we reported net change in unrealized appreciation on investments of $33.2 million and $126.7 million, respectively. For the three and six months ended March 31, 2020, we reported net change in unrealized depreciation on investments of $121.0 million and $97.3 million, respectively. As of March 31, 2021 and September 30, 2020, our net unrealized appreciation (depreciation) on investments totaled $42.9 million and ($83.8) million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

For the three and six months ended March 31, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $3.8 million and $16.9 million, respectively. For the three and six months ended March 31, 2020, our Credit Facilities had a net change in unrealized depreciation of $48.9 million and $46.4 million, respectively, respectively. As of March 31, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facilities totaled $2.7 million and $19.6 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $38.5 million and $109.6 million, or $0.57 and $1.64 per share, for the three and six months ended March 31, 2021, respectively. Net change in net assets resulting from operations totaled ($60.3) million and ($41.1) million, or ($0.90) and ($0.61) per share, for the three and six months ended March 31, 2020. The increase in the net change in net assets from operations for the three and six months ended March 31, 2021 compared to the same periods in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 234% and 208%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2021 and 2020, inclusive of the fee on the undrawn commitment under the Credit Facilities and amortized upfront fees on SBA debentures, was 3.5% and 5.1%, respectively.

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

As of March 31, 2021, we had the multi-currency Truist Credit Facility for up to $475.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2021 and September 30, 2020, we had $375.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.5% and 2.5%, exclusive of the fee on undrawn commitments, as of March 31, 2021 and September 30, 2020, respectively. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024 ($40.0 million of the $475 million commitment will mature May 25, 2022), a one-year term-out period on September 4, 2023 ($40.0 million of the $475 million commitment has a one-year term-out period on May 25, 2021) and pricing set at 225 basis points over LIBOR (or an alternative risk-free interest rate index). As of March 31, 2021 and September 30, 2020, we had $99.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of March 31, 2021, we were in compliance with the terms of the Truist Credit Facility.

As of March 31, 2021, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility and SBA debentures. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $108.5 million and $118.5 million as of March 31, 2021 and September 30, 2020, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2021 and September 30, 2020, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During both the three and six months ended March 31, 2021, $10.0 million in SBA debentures were repaid. During the three and six months ended March 31, 2020, zero and $16.5 million in SBA debentures were repaid, respectively. As of March 31, 2021 and September 30, 2020, the unamortized fees on the SBA debentures were $2.4 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2021 and September 30, 2020 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2021 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$108,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2021, SBIC II was in compliance with its regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of March 31, 2021 and September 30, 2020, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2021 and September 30, 2020, we had cash and cash equivalents of $33.9 million and $25.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $46.8 million for the six months ended March 31, 2021, and our financing activities used cash of $38.8 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down the Truist Credit Facility and our SBA Debentures.

Our operating activities used cash of $218.6 million for the six months ended March 31, 2020 and our financing activities provided cash of $184.3 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facilities.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. PSLF invests in portfolio companies in the same industries in which we may directly invest. We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2021 and September 30, 2020, we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $40.2 million and $36.3 million, respectively.

As of March 31, 2021 and September 30, 2020, PSLF had total assets of $395.1 million and $361.8 million, respectively. As of March 31, 2021, PSLF had $63.0 million of unused borrowing capacity under the PSLF Credit Facility (as defined below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $12.5 million. As of September 30, 2020, PSLF had $36.5 million of unused borrowing capacity under the PSLF Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $7.5 million.

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

Below is a summary of PSLF’s portfolio at fair value:

	March 31, 2021	September 30, 2020
Total investments	$381,654,953	$353,366,358
Weighted average yield on debt investments	7.3%	7.3%
Number of portfolio companies in PSLF	40	37
Largest portfolio company investment	$16,188,243	$18,411,916
Total of five largest portfolio company investments	$75,352,184	$77,896,431

Below is a listing of PSLF’s individual investments as of March 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt—573.8%
Altamira Technologies, LLC	07/24/2025	Aerospace and Defense	8.00%	3M L+700	946,231	$935,343	$910,747
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	14,700,175	14,525,350	14,553,173
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,569,222	6,513,036	6,569,222
Apex Service Partners, LLC Term Loan B	07/31/2025	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,887,307	2,849,444	2,887,307
Apex Service Partners, LLC Term Loan B (3)	07/31/2021	Personal, Food and Miscellaneous Services	—	—	505,870	—	—
Bazaarvoice, Inc.	02/01/2024	Printing and Publishing	6.75%	1M L+575	14,554,206	14,453,043	14,554,206
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	13,729,432	13,654,333	13,729,432
Datalot Inc.	01/24/2025	Insurance	6.25%	3M L+525	7,081,132	6,969,481	7,081,132
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	1M L+575	13,496,389	13,392,116	13,631,353
ECL Entertainment, LLC	04/01/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	4,615,385	4,569,231	4,615,385
ECM Industries, LLC	12/23/2025	Electronics	5.50%	1M L+450	2,826,993	2,802,723	2,812,858
Global Holdings InterCo LLC	03/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,500,000	7,387,731	7,481,250
Holdco Sands Intermediate, LLC	12/19/2025	Aerospace and Defense	7.50%	3M L+600	12,132,143	11,981,532	11,950,161
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	14,662,500	14,562,909	14,369,249
IMIA Holdings, Inc.	10/26/2025	Aerospace and Defense	7.00%	3M L+600	5,545,103	5,518,102	5,545,103
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.75%	3M L+575	7,907,956	7,835,094	7,789,337
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	3M L+550	10,000,000	10,000,000	10,000,000
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,662,500	14,531,185	14,350,188
Kentucky Downs, LLC	03/07/2025	Hotels, Motels, Inns and Gaming	10.00%	1M L+900	10,205,877	10,044,256	10,843,744
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,066,695	2,052,119	1,915,413
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	12,534,901	12,318,777	12,346,877
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	16,862,753	16,747,224	16,188,243
MAG DS Corp.	04/01/2027	Aerospace and Defense	6.50%	1M L+550	5,970,000	5,690,193	5,850,600
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	13,738,046	13,600,767	13,428,940
PlayPower, Inc.	05/08/2026	Consumer Products	5.70%	3M L+550	4,004,520	3,972,682	3,949,458
Radius Aerospace, Inc.	03/31/2025	Aerospace and Defense	6.75%	3M L+575	13,709,619	13,557,021	13,435,427
Research Now Group, Inc. and Survey Sampling International LLC	12/20/2024	Business Services	6.50%	3M L+550	14,770,992	14,665,291	14,597,433
Riverpoint Medical, LLC	06/20/2025	Healthcare, Education and Childcare	5.50%	3M L+450	1,965,000	1,950,151	1,953,014
Sales Benchmark Index LLC	01/03/2025	Business Services	7.75%	3M L+600	7,847,561	7,723,814	7,317,850
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	1M L+550	5,379,340	5,318,630	5,379,340
Signature Systems Holding Company	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	13,875,000	13,748,286	13,701,562
Solutionreach, Inc.	01/17/2024	Communications	6.75%	3M L+575	12,464,523	12,309,758	12,464,523
STV Group Incorporated	12/11/2026	Transportation	5.36%	1M L+525	12,162,305	12,058,444	11,615,001
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	4,877,809	4,836,844	4,829,030
Teneo Holdings LLC	07/18/2025	Financial Services	6.25%	1M L+525	7,442,222	7,182,469	7,421,756
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,621,612	5,565,396	5,452,963
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	12,837,421	12,681,035	12,709,047
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	9,647,753	9,497,821	9,647,753
UBEO, LLC	04/03/2024	Printing and Publishing	5.50%	3M L+450	4,734,322	4,700,190	4,677,303
Vision Purchaser Corporation	06/10/2025	Media	7.75%	1M L+675	14,321,451	14,102,097	13,748,593
Wheel Pros, Inc.	11/10/2027	Automotive	6.25%	1M L+625	3,990,000	3,970,083	3,972,564
Whitney, Bradley & Brown, Inc.	10/18/2022	Aerospace and Defense	8.50%	1M L+750	13,815,260	13,691,368	13,953,413
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.25%	3M L+525	7,462,312	7,392,228	7,425,003
Total First Lien Secured Debt						381,857,597	381,654,953
Cash and Cash Equivalents—18.9%
BlackRock Federal FD Institutional 30						9,916,869	9,916,869
US Bank Cash						2,623,145	2,623,145
Total Cash and Cash Equivalents						12,540,014	12,540,014
Total Investments and Cash Equivalents—592.7%						$394,397,611	$394,194,967
Liabilities in Excess of Other Assets—(492.7)%							(327,683,744)
Members' Equity—100.0%							$66,511,223

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

(2)	Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	March 31, 2021	September 30, 2020
Assets
Investments at fair value (cost—$381,857,597 and $358,023,408, respectively)	$381,654,953	$353,366,358
Cash and cash equivalents (cost—$12,540,014 and $7,536,719, respectively)	12,540,014	7,536,719
Interest receivable	912,621	877,008
Total assets	395,107,588	361,780,085
Liabilities
Distribution payable	2,400,000	1,393,716
Payable for investments purchased	4,569,231	5,700,000
Credit facility payable	212,000,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,477,458	1,649,852
Interest payable on members notes	1,590,609	1,356,250
Accrued other expenses	518,455	315,576
Total liabilities	328,596,365	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	66,511,223	50,364,691
Total liabilities and members' equity	$395,107,588	$361,780,085

(1)	As of March 31, 2021 and September 30, 2020, PSLF had unfunded commitments to fund investments of $0.5 million and zero, respectively.

Statements of Operations (1)
	Three Months Ended March 31,	Six Months Ended March 31,
	2021	2021
Investment income:
Interest	$6,695,820	$13,257,816
Other income	289,777	726,734
Total investment income	6,985,597	13,984,550
Expenses:
Interest and expenses on credit facility	1,497,604	3,249,951
Interest expense on members notes	2,381,279	4,683,188
Administrative services expenses	292,965	585,930
Other general and administrative expenses (2)	111,648	223,296
Total expenses	4,283,496	8,742,365
Net investment income	2,702,101	5,242,185
Realized and unrealized gain on investments:
Net realized gain on investments	—	464,337
Net change in unrealized appreciation on investments	1,744,154	4,454,406
Net realized and unrealized gain from investments	1,744,154	4,918,743
Net increase in members' equity resulting from operations	$4,446,255	$10,160,928

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of March 31, 2021, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Truist Credit Facility	$375.5	$—	$31.6	$343.9	$—
SBA debentures	108.5	—	—	22.5	86.0
2024 Notes	86.3	—	—	86.3	—
Total debt outstanding (1)	570.3	—	31.6	452.7	86.0
Unfunded investments (2)	47.4	10.3	12.5	21.5	3.1
Total contractual obligations	$617.7	$10.3	$44.1	$474.2	$89.1

(1)

The annualized weighted average cost of debt as of March 31, 2021 was 3.1%, exclusive of the fee on the undrawn commitment on the Truist Credit Facility, debt issuance costs on the 2024 Notes and upfront fees on SBA debentures.

(2)	Unfunded debt and equity investments are disclosed in the Consolidated Schedule of Investments and Note 11 of our Consolidated Financial Statements

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in February 2021, PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement with us. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

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

Recent Developments

On April 14, 2021, we entered into an underwriting agreement, or the Underwriting Agreement, by and among the Company, the Adviser, the Administrator and Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A to the Underwriting Agreement, in connection with the issuance and sale of $150.0 million aggregate principal amount of the Company’s 4.5% Notes due 2026, or the 2026 Notes. On April 21, 2021, we closed the transaction and issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.5% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

Off-Balance-Sheet Arrangements

We currently engage in no off-balance-sheet arrangements other than our funding requirements for the unfunded investments described above.

Distributions

In order to be treated as a U.S. RIC for federal income tax purposes and to not be subject to corporate-level tax on undistributed income or gains, we are required, under Subchapter M of the Code, to annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid.

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

During the three and six months ended March 31, 2021, we declared distributions of $0.12 and $0.24 per share, for total distributions of $8.0 million and $16.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.18 and $0.36 per share, for total distributions of $12.1 million and $24.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, our debt portfolio consisted of 92% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$1,160	$0.02
Up 1%	(2,814)	(0.04)
Up 2%	457	0.01
Up 3%	3,729	0.06
Up 4%	$7,000	$0.10

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Truist Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed on November 19, 2020 and amended on March 26, 2021, which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We have indebtedness outstanding pursuant to the Truist Credit Facility, 2024 Notes and SBA debentures and expect in the future to borrow additional amounts under the Truist Credit Facility or other debt securities, subject to market availability, and, may increase the size of the Truist Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under the Truist Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to the Truist Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

We did not engage in any sales of unregistered securities during the six months ended March 31, 2021.

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

3.2*	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

4.2

Fourth Supplemental Indenture, dated as of April 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on April 22, 2021.

4.3	Form of 4.50% Notes due 2026 (Incorporated by reference to Exhibit 4.2 hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 5, 2021	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Aviv Efrat
Aviv Efrat
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)