Form 10-Q
period 2021-06-30
PENNANTPARK INVESTMENT CORP
filed 2021-08-04
CIK 1383414

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 4, 2021 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiaries” refers to PNNT CI (Galls) Prime Investment Holdings, LLC, and PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and the Truist Credit Facility collectively; “2024 Notes” refers to our 5.50% Notes due 2024; “2026 Notes” refers to our 4.50% Notes due 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1.	Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	September 30, 2020
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$634,123,304 and $713,683,209, respectively)	$719,327,212	$735,674,666
Non-controlled, affiliated investments (cost—$77,628,920 and $77,628,920, respectively)	48,882,776	27,753,893
Controlled, affiliated investments (cost—$409,894,837 and $374,260,162, respectively)	379,988,526	318,342,859
Total investments (cost—$1,121,647,060 and $1,165,572,291, respectively)	1,148,198,514	1,081,771,418
Cash and cash equivalents (cost—$14,207,092 and $25,801,087, respectively)	14,212,253	25,806,002
Interest receivable	4,881,211	5,005,715
Distribution receivable	1,694,000	1,393,716
Prepaid expenses and other assets	—	376,030
Total assets	1,168,985,978	1,114,352,881
Liabilities
Distributions payable	8,045,413	8,045,413
Payable for investments purchased	3,017,500	5,461,508
Truist Credit Facility payable, at fair value (cost—$214,544,900 and $388,252,000, respectively) (See Notes 5 and 10)	213,489,240	368,701,972
2024 Notes payable, net (par—$86,250,000) (See Notes 5 and 10)	84,336,685	83,837,560
2026 Notes payable, net (par—$150,000,000) (See Notes 5 and 10)	145,639,797	—
SBA debentures payable, net (par—$63,500,000 and $118,500,000, respectively) (See Notes 5 and 10)	62,110,290	115,772,677
Base management fee payable, net (See Note 3)	4,357,898	4,369,637
Interest payable on debt	3,765,084	2,022,614
Accrued other expenses	1,142,576	432,648
Total liabilities	525,904,483	588,644,029
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	787,625,031	787,625,031
Accumulated distributable net loss	(144,610,581)	(261,983,224)
Total net assets	$643,081,495	$525,708,852
Total liabilities and net assets	$1,168,985,978	$1,114,352,881
Net asset value per share	$9.59	$7.84

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$11,972,559	$20,118,883	$35,073,841	$63,252,326
Payment-in-kind	2,095,094	2,099,536	5,565,833	5,962,936
Other income	474,749	1,165,825	979,816	2,107,027
From non-controlled, affiliated investments:
Payment-in-kind	—	—	456,998	—
From controlled, affiliated investments:
Interest	2,278,866	588,818	6,732,901	1,793,442
Payment-in-kind	1,977,974	1,434,567	4,982,468	5,830,555
Dividend income	1,694,000	—	4,667,000	—
Total investment income	20,493,242	25,407,629	58,458,857	78,946,286
Expenses:
Base management fee (See Note 3)	4,357,897	4,643,273	12,754,455	14,266,402
Performance-based incentive fee (See Note 3)	—	1,921,984	—	4,579,657
Interest and expenses on debt (See Note 10)	6,941,877	8,316,571	16,835,861	26,145,154
Administrative services expenses (See Note 3)	380,020	521,520	1,390,060	1,564,560
Other general and administrative expenses	518,480	643,480	1,805,443	1,936,322
Expenses before performance-based incentive fee waiver and provision for taxes	12,198,274	16,046,828	32,785,819	48,492,095
Performance-based incentive fee waiver (See Note 3)	—	(1,921,984)	—	(1,921,984)
Provision for taxes	150,000	300,000	450,000	900,000
Net expenses	12,348,274	14,424,844	33,235,819	47,470,111
Net investment income	8,144,968	10,982,785	25,223,038	31,476,175
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments on:
Non-controlled, non-affiliated investments	41,687,247	(109,739)	44,137,637	(10,719,114)
Non-controlled and controlled, affiliated investments	—	—	(19,708,359)	—
Net realized gain (loss) on investments	41,687,247	(109,739)	24,429,278	(10,719,114)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(41,842,629)	11,319,274	45,769,638	(12,334,358)
Non-controlled and controlled, affiliated investments	25,512,201	18,495,283	64,581,297	(55,200,078)
Debt (appreciation) depreciation (See Notes 5 and 10)	(1,621,774)	(25,073,673)	(18,494,368)	21,301,111
Net change in unrealized appreciation (depreciation) on investments and debt	(17,952,202)	4,740,884	91,856,567	(46,233,325)
Net realized and unrealized gain (loss) from investments and debt	23,735,045	4,631,145	116,285,845	(56,952,439)
Net increase (decrease) in net assets resulting from operations	31,880,013	15,613,930	$141,508,883	$(25,476,264)
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.48	$0.23	$2.11	$(0.38)
Net investment income per common share	$0.12	$0.16	$0.38	$0.47

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations:
Net investment income	$8,144,968	$10,982,785	$25,223,038	$31,476,175
Net realized gain (loss) on investments	41,687,247	(109,739)	24,429,278	(10,719,114)
Net change in unrealized appreciation (depreciation) on investments	(16,330,428)	29,814,557	110,350,935	(67,534,436)
Net change in unrealized (appreciation) depreciation on debt	(1,621,774)	(25,073,673)	(18,494,368)	21,301,111
Net increase (decrease) in net assets resulting from operations	31,880,013	15,613,930	141,508,883	(25,476,264)
Distributions to stockholders	(8,045,413)	(8,045,413)	(24,136,240)	(32,181,650)
Net increase (decrease) in net assets	23,834,600	7,568,517	117,372,643	(57,657,914)
Net assets:
Beginning of period	619,246,895	516,679,237	525,708,852	581,905,668
End of period	$643,081,495	$524,247,754	$643,081,495	$524,247,754

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$141,508,883	$(25,476,264)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(110,350,935)	67,534,436
Net change in unrealized appreciation (depreciation) on debt	18,494,368	(21,301,111)
Net realized (gain) loss on investments	(24,429,278)	10,719,114
Net accretion of discount and amortization of premium	(2,919,367)	(2,184,545)
Purchases of investments	(276,375,611)	(292,216,763)
Payment-in-kind income	(11,048,827)	(11,825,750)
Proceeds from dispositions of investments	358,632,487	114,085,199
Amortization of deferred financing costs	2,012,037	1,302,122
Decrease in interest receivable	124,503	995,645
Increase in distribution receivable	(300,284)	—
Decrease (Increase) in prepaid expenses and other assets	376,030	(437,143)
Increase in payable for investments purchased	(2,444,008)	—
Increase in interest payable on debt	1,742,470	2,770,690
(Decrease) increase in base management fee payable, net	(11,739)	1,793
Increase (decrease) in accrued other expenses	709,928	(71,729)
Net cash provided by (used in) operating activities	95,720,657	(156,104,306)
Cash flows from financing activities:
Distributions paid to stockholders	(24,136,238)	(36,204,356)
Proceeds from 2024 Notes issuance	—	10,912,500
Proceeds from 2026 Notes issuance	145,464,500	—
Repayments under SBA debentures	(55,000,000)	(16,500,000)
Borrowings under BNP Credit Facility	—	90,000,000
Repayments under BNP Credit Facility	—	(16,000,000)
Borrowings under Truist Credit Facility	148,311,500	304,000,000
Repayments under Truist Credit Facility	(322,018,601)	(188,000,000)
Net cash (used in) provided by financing activities	(107,378,839)	148,208,144
Net increase (decrease) in cash equivalents	(11,658,182)	(7,896,162)
Effect of exchange rate changes on cash	64,433	(55,030)
Cash and cash equivalents, beginning of period	25,806,002	59,516,236
Cash and cash equivalents, end of period	$14,212,253	$51,565,044
Supplemental disclosure of cash flow information:
Interest paid	$13,081,354	$22,072,342
Taxes paid	$658,317	$805,976
Non-cash exchanges and conversions	$16,515,842	$91,204,799

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—98.6% (1), (2)
First Lien Secured Debt—67.1%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	8,281,547	$7,559,230	$8,447,178
Ad.net Acquisition, LLC	05/06/2026	Media	7.00%	3M L+600	6,666,667	6,568,578	6,566,667
Ad.net Acquisition, LLC (Revolver)	05/06/2026	Media	7.00%	3M L+600	94,444	94,444	93,028
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	461,111	—	(6,917)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	8.00%	3M L+700	50,000	50,000	47,250
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	137,500	—	(7,562)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	15,835,726	15,662,946	15,677,369
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	1,335,239	1,335,239	1,335,239
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	2,500,000	—	(9,375)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	1,000,000	—	(15,000)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153,097	6,122,942	6,153,097
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%	3M L+850	25,476,418	25,477,026	24,712,126
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,578,714	3,520,673	3,474,573
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	458,962	458,962	445,606
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	196,698	—	(5,724)
Crash Champions, LLC	08/05/2025	Auto Sector	6.25%	3M L+525	2,800,000	2,773,287	2,730,000
Crash Champions, LLC (Revolver) (7)	05/14/2022	Auto Sector	—	—	3,200,000	—	(48,000)
Datalot Inc. (Revolver) (7)	01/24/2025	Insurance	—	—	1,788,165	—	—
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.00%	1M L+700	8,433,635	8,410,936	8,433,635
DRS Holdings III, Inc.	11/03/2025	Consumer Products	7.25%	3M L+625	10,000,000	9,900,538	9,950,000
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,782,555	—	(8,913)
ECL Entertainment, LLC	03/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,769,231	8,683,050	8,944,615
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	517,594	—	(2,588)
Gantech Acquisition Corp.	05/14/2026	Business Services	7.25%	1M L+625	20,000,000	19,606,416	19,600,000
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,991,084	—	(39,822)
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	1,500,000	—	(15,000)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750,000	—	(7,500)
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	2,547,581	2,531,061	2,509,367
HW Holdco, LLC (Revolver)	12/10/2024	Media	5.50%	3M L+450	2,167,742	2,167,742	2,135,226
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	1,219,355	—	(18,290)
Impact Group, LLC	06/27/2023	Personal, Food and Miscellaneous Services	8.37%	1M L+737	19,514,976	19,458,342	19,563,764
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	7.00%	3M L+600	13,623,288	13,362,534	13,350,822
IMIA Holdings, Inc. (Revolver) (7)	04/09/2027	Aerospace and Defense	—	—	1,673,705	—	(33,474)
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.50%	3M L+550	16,541,605	16,436,870	16,293,481
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,695,203	2,686,815	2,695,203
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,830,000	11,733,297	11,517,688
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872,143	872,143	849,118
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,065,952	—	(28,141)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	780,335	775,092	726,804
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	1,552,452	1,539,149	1,529,166
Lightspeed Buyer Inc. (7)	08/03/2021	Healthcare, Education and Childcare	—	—	882,075	—	(4,410)
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	388,593	388,593	382,765
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	777,187	—	(11,658)
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	1,038,371	1,038,371	1,038,371
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	9.25%	1M L+825	737,293	737,293	737,293
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	3M L+550	8,000,000	7,842,903	7,840,000
Mars Acquisition Holdings Corp. (Revolver)(7)	5/14/2026	Media	—	—	806,142	—	(16,123)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694,444	—	(13,889)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,795,763	2,769,831	2,746,837
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(44,071)
OIS Management Services, LLC	06/15/2026	Healthcare, Education and Childcare	5.75%	3M L+475	3,000,000	2,955,000	2,955,000
OIS Management Services, LLC (7)	06/15/2023	Healthcare, Education and Childcare	—	—	2,333,333	—	—
OIS Management Services, LLC (Revolver) (7)	06/15/2023	Healthcare, Education and Childcare	—	—	333,333	—	—
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.25%	3M L+625	15,000,000	14,701,455	14,737,500
Ox Two, LLC	05/18/2026	Building Materials	7.00%	1M L+600	15,710,625	15,465,973	15,396,413
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	2,419,355	—	(48,387)
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	22,998,761	19,745,280	20,583,891
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,390,931	2,052,702	2,139,883
			(PIK 11.50%)
Questex, LLC	09/09/2024	Media	6.75%	3M L+575	21,881,250	21,620,983	20,349,563
Questex, LLC (Revolver)	09/09/2024	Media	6.75%	3M L+575	2,154,255	2,154,255	2,003,457
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	1,436,170	—	(100,532)
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,227,142	—	(62,805)
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,665,813	3,590,724	3,601,661
Rancho Health MSO, Inc. (7)	12/18/2022	Healthcare, Education and Childcare	—	—	1,050,000	—	(18,375)
Rancho Health MSO, Inc. (Revolver)	12/18/2025	Healthcare, Education and Childcare	6.75%	3M L+575	525,000	525,000	515,812
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,126,761	—	(11,268)
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	27,767,736	27,650,002	27,351,220
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	2,891,260	2,891,260	2,851,505
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	—
Riverside Assessments, LLC	03/10/2025	Education	7.25%	3M L+625	16,251,968	16,014,542	15,683,150
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(31,098)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	298,972	298,972	297,477
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	298,972	—	(1,495)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	514,739	$509,764	$482,568
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	8.00%	3M L+700	15,832	15,832	14,843
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	22,241	—	(1,390)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.75%	3M L+875	6,561,403	6,413,251	6,430,174
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	9.75%	3M L+875	380,348	380,348	372,741
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	570,522	—	(11,410)
Signature Systems Holding Company - Term Loan II	12/31/2021	Chemicals, Plastics and Rubber	8.50%	3M L+750	806,452	798,448	790,323
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	8.50%	3M L+750	1,209,677	1,209,677	1,185,484
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	806,452	—	(16,129)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Education	6.00%	3M L+500	14,935,938	14,811,118	14,935,938
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875,000	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%	1M L+900	21,546,000	20,950,185	23,431,275
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620,155	—	-
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,775,602	1,775,602	1,722,334
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	15,545,143	15,369,968	15,389,692
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	2,702,152	—	(27,021)
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,136,641	4,136,641	4,136,641
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,643,571	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	363,610	—	(1,273)
US Med Acquisition, Inc.	02/13/2023	Healthcare, Education and Childcare	8.50%	1M L+750	8,034,021	8,034,021	8,034,020
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	6.75%	3M L+575	24,937,500	24,336,404	24,314,062
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.00%	3M L+500	1,632,819	1,615,783	1,623,750
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—	—	2,573,529	—	16,085
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(8,658)
Total First Lien Secured Debt						430,587,493	431,196,452
Second Lien Secured Debt—14.2%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	9.75%	3M L+900	17,000,000	16,493,629	16,830,000
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400,000	20,204,273	20,400,000
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,096,343	31,118,750
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	13,500,000	13,245,552	13,230,000
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,133	147,375
VT Topco, Inc.	08/24/2026	Business Services	7.10%	3M L+700	10,000,000	9,958,354	9,900,000
Total Second Lien Secured Debt						92,145,284	91,626,125
Subordinated Debt/Corporate Notes—8.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,263,093	14,083,298	14,191,777
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	41,120,269	40,782,553	41,325,870
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						54,865,851	55,517,647
Preferred Equity/Partnership Interests—3.8% (6)
Ad.net Holdings, Inc.	—	Media	—	—	3,000	300,000	300,000
AH Holdings, Inc.	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	930,206
Cascade Environmental LLC	—	Environmental Services	16.00%	—	178,304	17,607,478	20,311,808
Mars Intermediate Holdings II, Inc		Media	—	—	414	414,000	414,000
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	676,524
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	159,808	186,532
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527,026	1,358,016
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,012	255,740
Total Preferred Equity/Partnership Interests						21,267,324	24,432,826
Common Equity/Partnership Interests/Warrants—18.1% (6)
Ad.net Holdings, Inc.	—	Media	—	—	3,333	33,333	33,333
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	1,157,814
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	39,635
ASP LCG Holdings, Inc. (Warrants)	05/05/2026	Education	—	—	933	586,975	845,080
Atlas Investment Aggregator, LLC	—	Telecomunications	—	—	1,700,000	1,700,000	1,717,000
Cascade Environmental LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	829,200
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	419,364
(PRA Events, Inc.) (9)
CI (Summit) Investment Holdings LLC	—	Buildings and Real Estate	—	—	134,180	1,409,866	2,523,354
(SFP Holdings, Inc.)
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,570,218
(Blackhawk Industrial Distribution, Inc.)
Crash Champion Holdings, LLC	—	Auto Sector	—	—	22	200,000	213,998
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	570,522	594,427
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	—
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	167,537	516,652
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	692,475
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	1,053,800	2,136,192
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8,896	8,587
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	1,758,681
(TVC Enterprises, LLC)
GCOM InvestCo LP	—	Business Services	—	—	1,855	809,488	452,289
GCOM InvestCo LP (7)	—	Business Services	—	—	965	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	891,429
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	4,892,722
(VT Topco, Inc.)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	$450,000	$625,660
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040,000	2,609,348
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	396,000	415,578
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	—	61,206,426
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	—	9,462,933
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	975,294
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	960,832
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	785,497
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	309,959
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	—
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	10,082
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,262,432	1,893,428
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3,261	112,559
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	978,695	1,219,574
(Holdco Sands Intermediate, LLC) (9)
Oral Surgery (ITC) Holdings, LLC	—	Healthcare, Education and Childcare	—	—	2,904	62,500	62,500
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	65,957	400,551
QuantiTech InvestCo LP (7), (9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24,000	22,632
RFMG Parent, LP (Rancho Health MSO, Inc.)(9)	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050,000	1,050,000
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	218,694
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80,370	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,749,600
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,186,635
Class B (US Dominion, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	232,558	286,182
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,529	68,124
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,021,880	1,273,813
UniVista Insurance	—	Business Services	—	—	400	400,000	400,000
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231,400	388,832
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	4,566,979
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						35,257,351	116,554,162
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						634,123,303	719,327,212
Investments in Non-Controlled, Affiliated Portfolio Companies—7.6% (1), (2)
Preferred Equity/Partnership Interests—6.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	40,127,353
Total Preferred Equity/Partnership Interests						21,565,389	40,127,353
Common Equity/Partnership Interests/Warrants—1.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	8,755,423
Total Common Equity/Partnership Interests/Warrants						56,063,531	8,755,423
Total Investments in Non-Controlled, Affiliated Portfolio Companies						77,628,920	48,882,776
Investments in Controlled, Affiliated Portfolio Companies—59.1% (1), (2)
First Lien Secured Debt—6.4%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+700	£30,000,000	41,696,550	41,443,500
Total First Lien Secured Debt						41,696,550	41,443,500

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

JUNE 30, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—10.5%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	10,687,269	$10,687,267	$10,687,268
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	56,996,697	56,677,904	56,996,697
			(PIK 11.00%)
Total Second Lien Secured Debt						67,365,171	67,683,965
Subordinated Debt—10.0%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,154,570	64,154,571	64,154,571
Total Subordinated Debt						64,154,571	64,154,571
Preferred Equity—2.0% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	13,110,532
Total Preferred Equity						11,271,750	13,110,532
Common Equity—30.1% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	1,817,756
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,515,842	22,444,795
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,892,823	40,937,377
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,157,560	47,087,419
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	81,308,611
Total Common Equity						225,406,795	193,595,958
Total Investments in Controlled, Affiliated Portfolio Companies						409,894,837	379,988,526
Total Investments—178.5%						1,121,647,058	1,148,198,514
Cash and Cash Equivalents—5.3%
BlackRock Federal FD Institutional 30						11,306,801	11,306,801
BNY Mellon Cash Reserve and Cash						2,900,291	2,905,452
Total Cash and Cash Equivalents						14,207,092	14,212,253
Total Investments and Cash Equivalents—195.3%						$1,135,854,150	$1,162,410,767
Liabilities in Excess of Other Assets—(95.3%)							(519,329,272)
Net Assets—100.0%							$643,081,495

(1)

The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities (See Note 6).

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2021, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 13% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

Issuer Name	Maturity / Expiration	Industry	Current Coupon		Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—139.9% (1), (2)
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

JUNE 30, 2021

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

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

We have formed and expect to continue to form certain Taxable Subsidiaries, which are subject to tax as corporations. These Taxable Subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act, and intend to affirm such exclusion on an annual basis, and, therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2021, we did not have any portfolio companies on non-accrual. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material U.S. federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of a U.S. federal excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state and local income taxes. For the three and nine months ended June 30, 2021, we recorded a provision for taxes of $0.2 million and $0.5 million (approximately 75% of which was for U.S. federal excise tax and the remainder for U.S. federal, state and local income taxes related to the Taxable Subsidiaries), respectively. For the three and nine months ended June 30, 2020, we recorded a provision for taxes of $0.3 million and $0.9 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal, state and local income taxes related to the Taxable Subsidiaries), respectively.

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

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2021, the Investment Adviser earned a base management fee of $4.4 million and $12.8 million, respectively, from us. For the three and nine months ended June 30, 2020, the Investment Adviser earned a base management fee of $4.6 million and $14.3 million, respectively, from us.

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

Beginning April 1, 2020 and through June 30, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the three and nine months ended June 30, 2021, the Investment Adviser did not earn an incentive fee on net investment income from us. For the three and nine months ended June 30, 2020, the Investment Adviser earned zero (after a waiver of $1.9 million) and $2.7 million (after a waiver of $1.9 million), respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2021, we reimbursed the Investment Adviser approximately $0.1 million and $0.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and nine months ended June 30, 2020, we reimbursed the Investment Adviser approximately $0.3 million and $1.2 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

There were no transactions subject to Rule 17a-7 under the 1940 Act during both the three and nine months ended June 30, 2021. For each of three and nine months ended June 30, 2020, the Company purchased $15.0 million in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act.

For the three and nine months ended June 30, 2021, we sold $54.1 million and $91.9 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.6 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2021 totaled $137.4 million and $287.4 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $15.3 million and $304.0 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $191.0 million and $358.6 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $66.5 million and $114.1 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2021		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$472,284,044	$472,639,952	$451,763,766	$439,013,082
Second lien	159,510,457	159,310,091	238,335,508	220,843,480
Subordinated debt / corporate notes	54,865,851	55,517,647	50,780,591	50,569,409
Subordinated notes in PSLF	64,154,570	64,154,570	63,000,000	63,000,000
Equity	336,939,315	355,638,877	328,471,250	272,082,870
Equity in PSLF	33,892,823	40,937,377	33,221,176	36,262,577
Total investments	1,121,647,060	1,148,198,514	1,165,572,291	1,081,771,418
Cash and cash equivalents	14,207,092	14,212,253	25,801,087	25,806,002
Total investments and cash and cash equivalents	$1,135,854,152	$1,162,410,767	$1,191,373,378	$1,107,577,420

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2021 (1)	September 30, 2020 (1)
Healthcare, Education and Childcare	24%	17%
Energy and Utilities	8	9
Consumer Products	7	6
Media	7	6
Business Services	6	4
Distribution	6	4
Environmental Services	6	6
Hotels, Motels, Inns and Gaming	4	4
Building Materials	3	4
Education	3	3
Home and Office Furnishings	3	3
Personal, Food and Miscellaneous Services	3	4
Printing and Publishing	3	2
Aerospace and Defense	2	2
Chemicals, Plastics and Rubber	2	2
Electronics	2	4
Insurance	2	4
Other Media	2	2
Telecommunications	2	2
Transportation	2	2
Cargo Transportation	1	—
Manufacturing / Basic Industries	1	1
Other	1	9
Total	100%	100%

(1)	Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. PSLF invests in portfolio companies in the same industries in which we may directly invest. We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2021 and September 30, 2020, we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $40.9 million and $36.3 million, respectively.

As of June 30, 2021 and September 30, 2020, PSLF had total assets of $397.2 million and $361.8 million, respectively. As of June 30, 2021, PSLF had $58.0 million of unused borrowing capacity under the PSLF Credit Facility (as defined below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $10.0 million. As of September 30, 2020, PSLF had $36.5 million of unused borrowing capacity under the PSLF Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $7.5 million.

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

Below is a summary of PSLF’s portfolio at fair value:

	June 30, 2021	September 30, 2020
Total investments	$386,162,497	$353,366,358
Weighted average yield on debt investments	7.2%	7.3%
Number of portfolio companies in PSLF	43	37
Largest portfolio company investment	$16,861,382	$18,411,916
Total of five largest portfolio company investments	$74,552,236	$77,896,431

Below is a listing of PSLF’s individual investments as of June 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	933,731	$923,507	$882,376
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,662,710	14,502,747	14,516,083
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,569,222	6,515,362	6,569,222
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.50%	1M L+550	3,247,015	3,211,313	3,247,015
Apex Service Partners, LLC - Unfunded Term Loan B (3)	07/31/21	Personal, Food and Miscellaneous Services	—	—	146,162	-	-
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,462,500	7,351,135	7,350,563
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729,432	13,663,550	13,729,432
Datalot Inc.	01/24/25	Insurance	6.25%	1M L+525	7,063,250	6,958,322	7,063,250
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,462,221	13,362,441	13,394,910
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,615,385	4,570,026	4,707,692
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,826,993	2,803,877	2,812,858
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,500,000	7,391,271	7,462,500
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,970,000	5,829,304	5,910,301
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,101,429	11,957,665	12,040,921
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,625,000	14,531,049	14,405,625
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	7.00%	3M L+600	9,082,192	8,903,082	8,900,548
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,888,018	7,819,958	7,769,698
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,710,145	9,710,145	9,710,145
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,625,000	14,504,865	14,238,900
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,092,816	2,079,240	1,949,249
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.50%	1M L+550	12,503,247	12,295,885	12,315,698
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	9.25%	1M L+825	16,861,382	16,759,474	16,861,382
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,955,000	5,685,488	5,798,681
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	1M L+575	7,500,000	7,351,195	7,350,000
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,562,089	13,436,291	13,324,752
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+550	3,815,940	3,786,827	3,782,551
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+575	13,348,388	13,207,806	13,081,420
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+600	9,975,000	9,791,811	9,875,250
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+550	14,732,824	14,633,280	14,530,248
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	3M L+450	1,960,000	1,945,941	1,960,000
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+600	7,827,744	7,711,354	7,495,064
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	1M L+550	5,273,141	5,217,671	5,246,776
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	3M L+750	13,687,500	13,574,447	13,413,750
Solutionreach, Inc.	01/17/24	Communications	6.75%	3M L+575	11,915,073	11,778,913	11,915,073
STV Group Incorporated	12/11/26	Transportation	5.35%	1M L+525	12,130,479	12,030,595	12,009,174
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+600	4,992,220	4,912,691	4,992,220
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	1M L+450	4,683,888	4,646,139	4,631,195
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+525	7,423,333	7,177,363	7,336,703
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	3M L+525	5,607,380	5,551,306	5,439,158
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	1M L+575	12,805,287	12,661,724	12,677,234
TWS Acquisition Corporation	06/16/25	Education	7.25%	1M L+625	9,647,753	9,505,788	9,647,753
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	3M L+550	9,975,000	9,876,222	9,940,088
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	3M L+450	4,722,267	4,690,083	4,651,433
Vision Purchaser Corporation	06/10/25	Media	7.75%	1M L+675	14,285,128	14,078,457	13,856,573
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%	1M L+500	7,443,467	7,377,869	7,369,033
Total First Lien Secured Debt						386,273,479	386,162,497
Cash and Cash Equivalents—18.9%
BlackRock Federal FD Institutional 30						9,230,013	9,230,013
US Bank Cash						749,622	749,622
Total Cash and Cash Equivalents						9,979,635	9,979,635
Total Investments and Cash Equivalents—592.7%						$396,253,114	$396,142,132

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

(2)	Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	June 30, 2021	September 30, 2020
Assets
Investments at fair value (cost—$386,273,477 and $358,023,408, respectively)	$386,162,497	$353,366,358
Cash and cash equivalents (cost—$9,979,635 and $7,536,719, respectively)	9,979,635	7,536,719
Interest receivable	1,023,279	877,008
Total assets	397,165,411	361,780,085
Liabilities
Distribution payable	2,800,000	1,393,716
Payable for investments purchased	—	5,700,000
Credit facility payable	217,000,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,454,360	1,649,852
Interest payable on members notes	1,643,629	1,356,250
Accrued other expenses	561,723	315,576
Total liabilities	329,500,324	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	67,665,087	50,364,691
Total liabilities and members' equity	$397,165,411	$361,780,085

(1)	As of June 30, 2021 and September 30, 2020, PSLF had unfunded commitments to fund investments of $0.1 million and zero, respectively.

Statements of Operations (1)
	Three Months Ended June 30,	Nine Months Ended June 30,
	2021	2021
Investment income:
Interest	$7,101,464	$20,359,280
Other income	1,080,905	1,807,639
Total investment income	8,182,369	22,166,919
Expenses:
Interest and expenses on credit facility	1,503,133	4,755,114
Interest expense on members notes	2,412,424	7,093,582
Administrative services expenses	292,965	878,895
Other general and administrative expenses (2)	111,648	334,944
Total expenses	4,320,170	13,062,535
Net investment income	3,862,199	9,104,384
Realized and unrealized gain on investments:
Net realized gain on investments	—	464,337
Net change in unrealized appreciation on investments	91,664	4,546,070
Net realized and unrealized gain from investments	91,664	5,010,407
Net increase in members' equity resulting from operations	$3,953,863	$14,114,791

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities, our 2026 Notes, and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows:

Asset Category	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$77,993,672	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	394,646,280	Market Comparable	Market Yield	5.7% – 14.4% (8.4%)
Second lien	26,730,000	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	121,892,822	Market Comparable	Market Yield	10.3% –11.4% (10.7%)
Second lien	10,687,269	Enterprise Market Value	EBITDA multiple	5.9x
Subordinated debt / corporate notes	119,672,217	Market Comparable	Market Yield	9.7% – 16.8% (12.4%)
Equity	271,871,536	Enterprise Market Value	EBITDA multiple	3.3x – 22.6x (8.1x)
Equity	61,206,426	Enterprise Market Value	DLOM (2)	9.3%
Equity	20,311,808	Market Comparable	Market Yield	10.3%
Total Level 3 investments	$1,105,012,030
Truist Credit Facility	$213,489,240	Market Comparable	Market Yield	2.4%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)	DLOM is defined as discount for lack of marketability.

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$38,794,224	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	400,218,858	Market Comparable	Market Yield	6.4% – 15.0% (9.0%)
Second lien	202,060,703	Market Comparable	Market Yield	8.4% – 11.0% (10.0%)
Second lien	18,782,777	Enterprise Market Value	EBITDA multiple	8.5x
Subordinated debt / corporate notes	113,569,409	Market Comparable	Market Yield	9.4% – 16.1% (12.0%)
Equity	253,101,893	Enterprise Market Value	EBITDA multiple	4.6x – 22.0x (11.4x)
Equity	17,652,053	Market Comparable	Market Yield	19.1%
Total Level 3 investments	$1,044,179,917
Truist Credit Facility	$368,701,972	Market Comparable	Market Yield	3.8%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, and 2026 Notes were categorized as follows in the fair value hierarchy:

	Fair Value at June 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$751,622,260	$—	$—	$751,622,260	$—
Equity investments	396,576,254	2,249,107	—	353,389,770	40,937,377
Total investments	1,148,198,514	2,249,107	—	1,105,012,030	40,937,377
Cash and cash equivalents	14,212,253	14,212,253	—	—	—
Total investments and cash and cash equivalents	$1,162,410,767	$16,461,360	$—	$1,105,012,030	$40,937,377
Truist Credit Facility	$213,489,240	$—	$—	$213,489,240	$—
SBA Debentures(2)	62,110,290	—	—	62,110,290	—
2024 Notes(2)	88,044,000	88,044,000	—	—	—
2026 Notes(2)	145,639,797		145,639,797	—	—
Total debt	$509,283,327	$88,044,000	$145,639,797	$275,599,530	$—

	Fair Value at September 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$773,425,971	$—	$—	$773,425,971	$—
Equity investments	308,345,447	1,328,924	—	270,753,946	36,262,577
Total investments	1,081,771,418	1,328,924	—	1,044,179,917	36,262,577
Cash and cash equivalents	25,806,002	25,806,002	—	—	—
Total investments and cash and cash equivalents	$1,107,577,420	$27,134,926	$—	$1,044,179,917	$36,262,577
Truist Credit Facility	$368,701,972	$—	$—	$368,701,972	—
SBA Debentures(2)	115,772,677	—	—	115,772,677	—
2024 Notes(2)	83,837,560	—	83,837,560	—	—
Total debt	$568,312,209	$—	$83,837,560	$484,474,649	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, have not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10, Financial Instruments, or ASC 825-10 to the SBA debentures, or the 2024 Notes and the 2026 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of June 30, 2021 and September 30, 2020, the carrying value of the 2024 Notes and the SBA debentures approximates the fair value. As of June 30, 2021, the carrying value of the 2026 Notes approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2021
Description	Debt investments	Equity investments	Totals
Beginning Balance	$773,425,971	$270,753,946	$1,044,179,917
Net realized (loss) gain	(7,473,490)	31,836,942	24,363,452
Net change in unrealized appreciation	31,261,232	74,167,758	105,428,990
Purchases, PIK interest, net discount accretion and non-cash exchanges	313,041,034	37,058,017	350,099,051
Sales, repayments and non-cash exchanges	(358,632,487)	(60,426,893)	(419,059,380)
Transfers in/out of Level 3	—	—	—
Ending Balance	$751,622,260	$353,389,770	$1,105,012,030
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$29,987,082	$67,652,532	$97,639,614

	Nine Months Ended June 30, 2020
Description	Debt investments	Equity investments	Totals
Beginning Balance	$1,025,779,134	$192,859,082	$1,218,638,216
Net realized gain (loss)	1,410,495	(12,127,225)	(10,716,730)
Net change in unrealized depreciation	(33,269,398)	(33,057,028)	(66,326,426)
Purchases, PIK interest, net discount accretion and non-cash exchanges	212,317,320	91,616,533	303,933,853
Sales, repayments and non-cash exchanges	(113,622,294)	(462,905)	(114,085,199)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,092,615,257	$238,828,457	$1,331,443,714
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(33,179,844)	$(34,796,749)	$(67,976,593)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	NineMonths Ended June 30,
Credit Facilities	2021	2020
Beginning Balance (cost – $380,252,000 and $472,636,000, respectively)	$360,701,972	$465,390,214
Net change in unrealized depreciation included in earnings	18,494,368	(21,301,111)
Borrowings (1)	148,311,500	279,000,000
Repayments (1)	(314,018,600)	(89,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $214,544,900 and $662,636,000, respectively)	$213,489,240	$634,089,103
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $214,544,900 and $662,636,000, respectively)	$213,489,240	$634,089,103

(1)	Excludes temporary draws.

As of June 30, 2021, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,044,900	$40,062,050	September 17, 2021	$17,150

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$38,752,000	$36,198,400	December 18, 2020	$(2,553,600)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during the three and nine months ended June 30, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes and the SBA debentures.

For the three and nine months ended June 30, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $1.6 million and $18.5 million, respectively. For the three and nine months ended June 30, 2020, our Credit Facilities had a net change in unrealized (appreciation) depreciation of $(25.1) million and $21.3 million, respectively. As of June 30, 2021 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $1.1 million and $19.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2021 were as follows:

Name of Investment	Fair Value at September 30, 2020	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2021	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,772,115	$2,014,175	$—	$3,474,966	$43,261,256	$2,297,118	$—	$—	$—
Mailsouth Inc. (2)	18,782,777	10,687,269	(19,708,359)	23,370,377	33,132,064	—	856,673	—	(19,708,359)
PennantPark Senior Loan Fund, LLC *	99,262,577	1,826,218	—	4,003,153	105,091,948	4,369,602	—	4,667,000	—
PT Networks, LLC	91,384,649	4,591,173	—	21,218,826	117,194,648	66,181	4,582,793	—	—
RAM Energy LLC	89,923,518	—	—	(8,614,907)	81,308,611	—	—	—	—
Total Controlled Affiliates	$337,125,636	$19,118,835	$(19,708,359)	$43,452,415	$379,988,527	$6,732,901	$5,439,466	$4,667,000	$(19,708,359)
Non-Controlled Affiliates
ETX Energy, LLC	$5,055,851	$—	$—	$(5,055,851)	$—	$—	$—	$—	$—
MidOcean JF Holdings Corp.	22,698,042	—	—	26,184,734	48,882,776	—	—	—	—
Total Non-Controlled Affiliates	$27,753,893	$—	$—	$21,128,883	$48,882,776	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$364,879,529	$19,118,835	$(19,708,359)	$64,581,298	$428,871,303	$6,732,901	$5,439,466	$4,667,000	$(19,708,359)

(1)	Includes PIK.
(2)	Mailsouth Inc. became a controlled affiliate during the quarter ended December 31, 2020.
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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator for net increase (decrease) in net assets resulting from operations	$31,880,013	$15,613,930	$141,508,883	$(25,476,264)
Denominator for basic and diluted weighted average shares	67,045,105	67,045,105	67,045,105	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.48	$0.23	$2.11	$(0.38)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2021 and September 30, 2020, cash and cash equivalents consisted of money market funds in the amounts of $14.2 million and $25.8 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Nine Months Ended June 30,
	2021		2020
Per Share Data:
Net asset value, beginning of period	$7.84		$8.68
Net investment income (1)	0.38		0.47
Net realized and change in unrealized gain (loss) (1)	1.73		(0.85)
Net increase (decrease) in net assets resulting from operations (1)	2.11		(0.38)
Distributions to stockholders (1), (2)	(0.36)		(0.48)
Net asset value, end of period	$9.59		$7.82
Per share market value, end of period	$6.68		$3.51
Total return* (3)	123.38%		(35.86)%
Shares outstanding at end of period	67,045,105		67,045,105
Ratios**/ Supplemental Data:
Ratio of operating expenses to average net assets (4)	3.71%	(8)	5.06%
Ratio of interest and expenses on debt to average net assets (5)	3.80%		6.21%
Ratio of total expenses to average net assets (5)	7.51%	(8)	11.27%
Ratio of net investment income to average net assets (5)	5.70%		7.47%
Net assets at end of period	$643,081,495		$524,247,754
Weighted average debt outstanding (6)	$649,964,608		$824,718,011
Weighted average debt per share (1), (6)	$9.69		$12.30
Asset coverage per unit (7)	$2,424		$1,672
Portfolio turnover ratio	32.92%		11.39%

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the periods and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any, (not annualized).
(6)	Includes SBA debentures outstanding.
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

(8)	For the nine months ended June 30, 2021, the ratio of operating and total expenses before the performance-based incentive fee waiver to average net assets was 3.71% and 7.51%, respectively.

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2021 and 2020, inclusive of the fee on the undrawn commitment under the Truist Credit Facility and amortized upfront fees on SBA debentures, 2024 Notes and 2026 Notes, was 3.5% and 4.2%, respectively. As of June 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA), as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 244% and 208%, respectively.

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

Truist Credit Facility

As of June 30, 2021, we had the multi-currency Truist Credit Facility for up to $435.0 million (decreased from $475.0 million on May 25, 2021 pursuant to its terms) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2021 and September 30, 2020, we had $214.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.5% and 2.5%, respectively, exclusive of the fee on undrawn commitments, as of June 30, 2021 and September 30, 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of June 30, 2021 and September 30, 2020, we had $220.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of June 30, 2021, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $63.5 million and $118.5 million as of June 30, 2021 and September 30, 2020, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both June 30, 2021 and September 30, 2020, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and nine months ended June 30, 2021, $45.0 million and $55.0 million in SBA debentures were repaid, respectively. During the three and nine months ended June 30, 2020, zero and $16.5 million in SBA debentures were repaid, respectively. As of June 30, 2021 and September 30, 2020, the unamortized fees on the SBA debentures were $1.4 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.2%	$63,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2021, SBIC II was in compliance with its regulatory requirements.

2024 Notes

As of both June 30, 2021 and September 30, 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facilities. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

2026 Notes

In April 2021, we issued $150.0 million in aggregate principal amount of our 2026 Notes at a public offering price per note of 99.4%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2021 and September 30, 2020, we had $57.1 million and $37.4 million, respectively, in commitments to fund investments.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2020, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 10-01(b) of Regulation S-X under the Securities Act, presented below is summarized unaudited financial information for PT Networks, LLC and RAM Energy Holdings LLC for the three and nine months ended June 30, 2021 and 2020. Similarly, while PennantPark Senior Loan Fund, LLC did not trigger the requirement to present summarized financial information in accordance with Rule 10-01(b) of Regulation S-X, the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC has been included in Note 4.

a)	PT Networks, LLC:

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement (1)	2021	2020	2021	2020
Total revenue	$76,167	$48,150	$196,564	$156,797
Total expenses	(63,329)	(55,685)	(193,667)	(165,707)
Net income (loss)	$12,838	$(7,535)	$2,897	$(8,910)

b)	RAM Energy Holdings LLC:

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement (1)	2021	2020	2021	2020
Total revenue	$23,044	$3,392	$50,134	$28,595
Total expenses	(9,393)	(46,450)	(27,090)	(69,520)
Net income (loss)	$13,651	$(43,058)	$23,044	$(40,925)

(1)	All amounts are in thousands.

13. SUBSEQUENT EVENTS

Subsequent to quarter end, we had new originations of $69.0 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of June 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended June 30, 2021 and 2020, and cash flows for the nine-month periods ended June 30, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 4, 2021

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by COVID-19 or any worsening thereof;

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

COVID-19 Developments

COVID-19 was first detected in December 2019 and has since been identified as a global pandemic by the World Health Organization. The effect of the ongoing COVID-19 pandemic or any worsening thereof, uncertainty relating to more contagious strains of the virus, the length of recovery of certain economic sectors in the U.S. and globally and the speed and efficiency of the vaccination process, including the extent to which the available vaccines are ineffective against any new COVID- 19 variants may create stress on the market and may affect some of our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including any worsening thereof or its duration in the United States and globally and any impact to our business operations or the business operations of our portfolio companies. Depending on the length and magnitude of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers in the future. These developments could impact the value of our investments in such portfolio companies.

The COVID-19 pandemic, including any worsening thereof, may have an adverse impact on certain sectors of the global economy. Particularly, COVID-19 presents material uncertainty and risk with respect to our future performance and financial results as well as the future performance and financial results of our portfolio companies due to the risk of any sever adverse reaction to the vaccine, politicization of the vaccination process or general public skepticism of the safety and efficacy of the vaccine. While we are unable to predict the ultimate adverse effect of the COVID-19 pandemic, or any worsening thereof, on our results of operation, we have identified certain factors that are likely to affect market, economic and geopolitical conditions, and thereby may adversely affect our business, including:

•	U.S. and global economic recovery;
•	changes in interest rates, including LIBOR;
•	limited availability of credit, both in the United States and internationally;
•	disruptions to supply-chains and price volatility;
•	changes to existing laws and regulations, or the imposition of new laws and regulations; and
•	uncertainty regarding future governmental and regulatory policies.

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. This has required us to reduce the amount of our distributions to stockholders as compared to distributions in previous years. Although we had no non-accrual assets during the quarter ended June 30, 2021, the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in portfolio investments being placed on non-accrual status in the future.

Additionally, as of June 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 242% and 208%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, our debt portfolio consisted of 91% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index).  In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income may decrease, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

In addition, we have continued to implement our business continuity planning strategy. Our priority has been to safeguard the health of our employees and to ensure continuity of business operations on behalf of our investors. As a result of our business continuity planning strategy, nearly all of our employees have returned to the office. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, our investment team and our board of directors, and we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2021, our portfolio totaled $1,148.2 million, which consisted of $472.6 million of first lien secured debt, $159.3 million of second lien secured debt, $119.7 million of subordinated debt (including $64.2 million in PSLF) and $396.6 million of preferred and common equity (including $40.9 million in PSLF). Our debt portfolio consisted of 91% variable-rate investments. As of June 30, 2021, we did not have any portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $26.6 million as of June 30, 2021. Our overall portfolio consisted of 86 companies with an average investment size of $13.4 million, had a weighted average yield on interest bearing debt investments of 9.2% and was invested 41% in first lien secured debt, 14% in second lien secured debt, 10% in subordinated debt (including 6% in PSLF) and 35% in preferred and common equity (including 4% in PSLF). As of June 30, 2021, all of the investments held by PSLF were first lien secured debt.

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

For the three months ended June 30, 2021, we invested $133.4 million in seven new and nine existing portfolio companies with a weighted average yield on debt investments of 7.9%. Sales and repayments of investments for the three months ended June 30, 2021 totaled $191.0 million. For the nine months ended June 30, 2021, we invested $276.4 million in 14 new and 32 existing portfolio companies with a weighted average yield on debt investments of 8.4%. Sales and repayments of investments for the nine months ended June 30, 2021 totaled $358.6 million.

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

PennantPark Senior Loan Fund, LLC

As of June 30, 2021, PSLF’s portfolio totaled $386.2 million, consisted of 43 companies with an average investment size of $9.0 million and had a weighted average yield on debt investments of 7.2%.

As of September 30, 2020, PSLF’s portfolio totaled $353.4 million, consisted of 37 companies with an average investment size of $9.6 million and had a weighted average yield on debt investments of 7.3%.

For the three months ended June 30, 2021, PSLF invested $54.1 million (of which $54.1 million was purchased from the Company) in six new and two existing portfolio companies with a weighted average yield on debt investments of 7.1%. PSLF’s sales and repayments of investments for the same period totaled $50.9 million. For the nine months ended June 30, 2021, PSLF invested $117.8 million (of which $91.9 million was purchased from the Company) in 12 new and eight existing portfolio companies with a weighted average yield on debt investments of 7.3%. PSLF’s sales and repayments of investments for the same period totaled $91.6 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our 2026 Notes, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities for both the three and nine months ended June 30, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We elected not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes and the SBA debentures.

For the three and nine months ended June 30, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $1.6 million and $18.5 million, respectively. For the three and nine months ended June 30, 2020, our Credit Facilities had a net change in unrealized depreciation of $(25.1) million and $21.3 million, respectively. As of June 30, 2021 and September 30, 2020, the net unrealized depreciation on the Truist Credit Facility totaled $1.1 million and $19.6 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2021 and 2020.

Investment Income

Investment income for the three and nine months ended June 30, 2021 was $20.5 million and $58.5 million, respectively, which was attributable to $11.8 million and $33.9 million from first lien secured debt, $5.2 million and $15.8 million from second lien secured debt, $1.8 million and $5.2 million from subordinated debt and $1.7 million and $3.6 million from preferred and common equity, respectively. This compares to investment income for the three and nine months ended June 30, 2020 of $25.4 million and $78.9 million, respectively, and was attributable to $17.6 million and $51.1 million from first lien secured debt, $5.1 million and $20.5 million from second lien secured debt and $2.5 million and $7.1 million from subordinated debt, respectively. The decrease in investment income compared to the same periods in the prior year was primarily due to decreases in the size of our debt portfolio and LIBOR.

Expenses

Expenses for the three and nine months ended June 30, 2021 totaled $12.3 million and $33.2 million, respectively. Base management fee for the same periods totaled $4.4 million and $12.8 million, debt related interest and expenses totaled $6.9 million (including a one-time $1.1 million payment, which is related to the early repayment of SBA Debt) and $16.8 million, general and administrative expenses totaled $0.9 million and $3.2 million and provision for taxes totaled $0.2 million and $0.5 million, respectively. This compares to net expenses for the three and nine months ended June 30, 2020, which totaled $14.4 million and $47.5 million, respectively. Base management fee for the same periods totaled $4.6 million and $14.3 million, incentive fee totaled zero (after a waiver of $1.9 million) and $2.7 million (after a waiver of $1.9 million), debt related interest and expenses totaled $8.3 million and $26.1 million, general and administrative expenses totaled $1.2 million and $3.5 million and provision for taxes totaled $0.3 million and $0.9 million, respectively. The decrease in expenses for the three and nine months ended June 30, 2021 compared to the same period in the prior year was primarily due to lower leverage costs and lower Management Fees.

Net Investment Income

Net investment income totaled $8.1 million and $25.2 million, or $0.12 and $0.38 per share, for the three and nine months ended June 30, 2021, respectively. Net investment income totaled $11.0 million and $31.5 million, or $0.16 and $0.47 per share, for the three and nine months ended June 30, 2020, respectively. The decrease in net investment income compared to the same periods in the prior year was primarily due to lower investment income.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $191.0 million and $358.6 million, respectively, and net realized gains  totaled $41.7 million and $24.4 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2020 totaled $66.5 million and $114.1 million, respectively, and net realized losses totaled $0.1 million and $10.7 million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and the Credit Facilities

For the three and nine months ended June 30, 2021, we reported net change in unrealized (depreciation) appreciation on investments of $(16.3) million and $110.4 million, respectively. For the three and nine months ended June 30, 2020, we reported net change in unrealized appreciation (depreciation) on investments of $29.8 million and ($67.5) million, respectively. As of June 30, 2021 and September 30, 2020, our net unrealized appreciation (depreciation) on investments totaled $26.6 million and ($83.8) million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

For the three and nine months ended June 30, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $1.6 million and $18.5 million, respectively. For the three and nine months ended June 30, 2020, our Credit Facilities had a net change in unrealized (appreciation) depreciation of ($25.1) million and $21.3 million, respectively. As of June 30, 2021 and September 30, 2020, the net unrealized depreciation on the Credit Facilities totaled $1.1 million and $19.6 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $31.9 million and $141.5 million, or $0.48 and $2.11 per share, for the three and nine months ended June 30, 2021, respectively. Net change in net assets resulting from operations totaled $15.6 million and $(25.5) million, or $0.23 and $(0.38) per share, for the three and nine months ended June 30, 2020, respectively. The increase in the net change in net assets from operations for the three and nine months ended June 30, 2021 compared to the same periods in the prior year was primarily due to unrealized gains in our equity co-investment program, including ITC Rumba, LLC (Cano Health, LLC).

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 244% and 208%, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2021 and 2020, inclusive of the fee on the undrawn commitment under the Credit Facilities and amortized upfront fees on SBA debentures, was 3.5% and 4.2%, respectively.

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

As of June 30, 2021, we had the multi-currency Truist Credit Facility for up to $435.0 million (decreased from $475.0 million on May 25, 2021 pursuant to its terms) in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2021 and September 30, 2020, we had $214.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility.     The Truist Credit Facility had a weighted average interest rate of 2.5% and 2.5%, respectively, exclusive of the fee on undrawn commitments, as of June 30, 2021 and September 30, 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of June 30, 2021 and September 30, 2020, we had $220.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of June 30, 2021, we were in compliance with the terms of the Truist Credit Facility.

As of June 30, 2021, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.50% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

As of June 30, 2021, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $63.5 million and $118.5 million as of June 30, 2021 and September 30, 2020, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both June 30, 2021 and September 30, 2020, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and nine months ended June 30, 2021, $45.0 million and $55 million in SBA debentures were repaid, respectively. During the three and nine months ended June 30, 2020, zero and $16.5 million in SBA debentures were repaid, respectively. As of June 30, 2021 and September 30, 2020, the unamortized fees on the SBA debentures were $1.4 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of June 30, 2021 and September 30, 2020 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.2%	$63,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	$22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2021, SBIC II was in compliance with its regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of June 30, 2021 and September 30, 2020, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of June 30, 2021 and September 30, 2020, we had cash and cash equivalents of $14.2 million and $25.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $95.7 million for the nine months ended June 30, 2021, and our financing activities used cash of $107.4 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down the Truist Credit Facility and our SBA Debentures.

Our operating activities used cash of $156.1 million for the nine months ended June 30, 2020 and our financing activities provided cash of $148.2 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from net borrowings under the Credit Facilities.

PennantPark Senior Loan Fund, LLC

On July 31, 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. PSLF invests in portfolio companies in the same industries in which we may directly invest. We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2021 and September 30, 2020, we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests in PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $40.9 million and $36.3 million, respectively.

As of June 30, 2021 and September 30, 2020, PSLF had total assets of $397.2 million and $361.8 million, respectively. As of June 30, 2021, PSLF had $58.0 million of unused borrowing capacity under the PSLF Credit Facility (as defined below), subject to leverage and borrowing base restrictions, and cash and cash equivalents of $10.0 million. As of September 30, 2020, PSLF had $36.5 million of unused borrowing capacity under the PSLF Credit Facility, subject to leverage and borrowing base restrictions, and cash and cash equivalents of $7.5 million.

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

Below is a summary of PSLF’s portfolio at fair value:

	June 30, 2021	September 30, 2020
Total investments	$386,162,497	$353,366,358
Weighted average yield on debt investments	7.2%	7.3%
Number of portfolio companies in PSLF	43	37
Largest portfolio company investment	$16,861,382	$18,411,916
Total of five largest portfolio company investments	$74,552,236	$77,896,431

Below is a listing of PSLF’s individual investments as of June 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	933,731	$923,507	$882,376
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,662,710	14,502,747	14,516,083
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+525	6,569,222	6,515,362	6,569,222
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.50%	1M L+550	3,247,015	3,211,313	3,247,015
Apex Service Partners, LLC - Unfunded Term Loan B (3)	07/31/21	Personal, Food and Miscellaneous Services	—	—	146,162	-	-
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,462,500	7,351,135	7,350,563
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729,432	13,663,550	13,729,432
Datalot Inc.	01/24/25	Insurance	6.25%	1M L+525	7,063,250	6,958,322	7,063,250
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,462,221	13,362,441	13,394,910
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,615,385	4,570,026	4,707,692
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,826,993	2,803,877	2,812,858
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,500,000	7,391,271	7,462,500
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,970,000	5,829,304	5,910,301
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,101,429	11,957,665	12,040,921
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,625,000	14,531,049	14,405,625
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	7.00%	3M L+600	9,082,192	8,903,082	8,900,548
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,888,018	7,819,958	7,769,698
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,710,145	9,710,145	9,710,145
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,625,000	14,504,865	14,238,900
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,092,816	2,079,240	1,949,249
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.50%	1M L+550	12,503,247	12,295,885	12,315,698
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	9.25%	1M L+825	16,861,382	16,759,474	16,861,382
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,955,000	5,685,488	5,798,681
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	1M L+575	7,500,000	7,351,195	7,350,000
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,562,089	13,436,291	13,324,752
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+550	3,815,940	3,786,827	3,782,551
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+575	13,348,388	13,207,806	13,081,420
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+600	9,975,000	9,791,811	9,875,250
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+550	14,732,824	14,633,280	14,530,248
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	3M L+450	1,960,000	1,945,941	1,960,000
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+600	7,827,744	7,711,354	7,495,064
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	1M L+550	5,273,141	5,217,671	5,246,776
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	3M L+750	13,687,500	13,574,447	13,413,750
Solutionreach, Inc.	01/17/24	Communications	6.75%	3M L+575	11,915,073	11,778,913	11,915,073
STV Group Incorporated	12/11/26	Transportation	5.35%	1M L+525	12,130,479	12,030,595	12,009,174
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+600	4,992,220	4,912,691	4,992,220
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	1M L+450	4,683,888	4,646,139	4,631,195
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+525	7,423,333	7,177,363	7,336,703
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	3M L+525	5,607,380	5,551,306	5,439,158
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	1M L+575	12,805,287	12,661,724	12,677,234
TWS Acquisition Corporation	06/16/25	Education	7.25%	1M L+625	9,647,753	9,505,788	9,647,753
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	3M L+550	9,975,000	9,876,222	9,940,088
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	3M L+450	4,722,267	4,690,083	4,651,433
Vision Purchaser Corporation	06/10/25	Media	7.75%	1M L+675	14,285,128	14,078,457	13,856,573
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%	1M L+500	7,443,467	7,377,869	7,369,033
Total First Lien Secured Debt						386,273,479	386,162,497
Cash and Cash Equivalents—18.9%
BlackRock Federal FD Institutional 30						9,230,013	9,230,013
US Bank Cash						749,622	749,622
Total Cash and Cash Equivalents						9,979,635	9,979,635
Total Investments and Cash Equivalents—592.7%						$396,253,114	$396,142,132

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

(2)	Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	June 30, 2021	September 30, 2020
Assets
Investments at fair value (cost—$386,273,477 and $358,023,408, respectively)	$386,162,497	$353,366,358
Cash and cash equivalents (cost—$9,979,635 and $7,536,719, respectively)	9,979,635	7,536,719
Interest receivable	1,023,279	877,008
Total assets	397,165,411	361,780,085
Liabilities
Distribution payable	2,800,000	1,393,716
Payable for investments purchased	—	5,700,000
Credit facility payable	217,000,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,454,360	1,649,852
Interest payable on members notes	1,643,629	1,356,250
Accrued other expenses	561,723	315,576
Total liabilities	329,500,324	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	67,665,087	50,364,691
Total liabilities and members' equity	$397,165,411	$361,780,085

(1)	As of June 30, 2021 and September 30, 2020, PSLF had unfunded commitments to fund investments of $0.1 million and zero, respectively.

Statements of Operations (1)
	Three Months Ended June 30,	Nine Months Ended June 30,
	2021	2021
Investment income:
Interest	$7,101,464	$20,359,280
Other income	1,080,905	1,807,639
Total investment income	8,182,369	22,166,919
Expenses:
Interest and expenses on credit facility	1,503,133	4,755,114
Interest expense on members notes	2,412,424	7,093,582
Administrative services expenses	292,965	878,895
Other general and administrative expenses (2)	111,648	334,944
Total expenses	4,320,170	13,062,535
Net investment income	3,862,199	9,104,384
Realized and unrealized gain on investments:
Net realized gain on investments	—	464,337
Net change in unrealized appreciation on investments	91,664	4,546,070
Net realized and unrealized gain from investments	91,664	5,010,407
Net increase in members' equity resulting from operations	$3,953,863	$14,114,791

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF. If any fees were to be charged, they would be separately disclosed in the Statement of Operations.

Contractual Obligations

A summary of our significant contractual payment obligations at cost as of June 30, 2021, including borrowings under our various debt facilities and other contractual obligations, is as follows:

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Truist Credit Facility	$214.6	$18.1	$—	$196.5	$—
SBA debentures	63.5	—	—	—	63.5
2024 Notes	86.3	—	—	86.3	—
2026 Notes	150.0	—	—	150.0	—
Total debt outstanding (1)	514.4	18.1	—	432.8	63.5
Unfunded investments (2)	57.1	13.5	13.7	24.8	5.1
Total contractual obligations	$571.5	$31.6	$13.7	$457.6	$68.6

(1)

The annualized weighted average cost of debt as of June 30, 2021 was 3.1%, exclusive of the fee on the undrawn commitment on the Truist Credit Facility, debt issuance costs on the 2024 Notes, 2026 Notes and upfront fees on SBA debentures.

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

Recent Developments

Subsequent to quarter end, we had new originations of $69.0 million.

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

During the three and nine months ended June 30, 2021, we declared distributions of $0.12 and $0.36 per share, for total distributions of $8.0 million and $24.1 million, respectively. For the same periods in the prior year, we declared distributions of $0.12 and $0.48 per share, for total distributions of $8.0 million and $32.2 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, our debt portfolio consisted of 91% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$258	$0.00
Up 1%	(1,391)	(0.02)
Up 2%	3,420	0.05
Up 3%	8,232	0.12
Up 4%	$13,044	$0.19

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have indebtedness outstanding pursuant to the Truist Credit Facility, 2024 Notes, 2026 Notes and SBA debentures and expect in the future to borrow additional amounts under the Truist Credit Facility or other debt securities, subject to market availability, and, may increase the size of the Truist Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under the Truist Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to the Truist Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

We did not engage in any sales of unregistered securities during the nine months ended June 30, 2021.

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

4.2

Fourth Supplemental Indenture, dated as of April 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00736), filed on April 22, 2021).

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 4, 2021	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Richard Cheung
Richard Cheung
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)