Form 10-K
period 2021-09-30
PENNANTPARK INVESTMENT CORP
filed 2021-11-17
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2021 based on the closing price on that date of $5.58 on The Nasdaq Global Select Market was approximately $364 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 67,045,105 shares of the Registrant’s common stock outstanding as of November 17, 2021.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

•

the use of leverage to fund our investments, including the indebtedness resulting from our Credit Facility, 2024 Notes, 2026 Notes and SBA Debentures, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

Funding I, a wholly-owned subsidiary and a special purpose entity of the Company prior to July 31, 2020, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement did not increase our consolidated management fee. The BNP Credit Facility allowed Funding I to borrow up to $250 million at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points during the reinvestment period. The BNP Credit Facility was secured by all of the assets held by Funding I. Funding I is no longer a subsidiary of PennantPark Investment as result of the joint venture described below.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in each of these businesses across changing economic and market cycles. We believe this experience and history have resulted in a strong reputation with financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $13.8 billion in 585 companies with more than 195 different financial sponsors.

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

Leverage

As of September 30, 2021, we had the multi-currency Truist Credit Facility for up to $435.0 million (decreased from $475.0 million on May 25, 2021 pursuant to its terms) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2021 and 2020, we had $316.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.5%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2021 and 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of September 30, 2021 and 2020, we had $118.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2021, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2021 and 2020, our SBIC II had $63.5 million and $118.5 million in debt commitments, respectively, all of which was drawn, with a weighted average interest rate of 3.3% and 3.2%, respectively, exclusive of 3.4% of upfront fees. As of September 30, 2021 and 2020, our SBA debentures mature between March 2026 to March 2028, respectively. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC II and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2021 and 2020, we had $86.3 in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2021 (1)	Portfolio Company	2020
PT Network, LLC	12%	PT Network, LLC	9%
RAM Energy Holdings LLC	7	RAM Energy Holdings LLC	9
Cascade Environmental LLC	6	Cascade Environmental LLC	6
Cano Health, LLC	5	Winter Park Intermediate, Inc.	6
JF Acquisition	4	AKW Holdings Limited	4
AKW Holdings Limited	4	DecoPac, Inc.	3
Lilly Lashes	3	Halo Buyer, Inc.	3
Halo Buyer, Inc.	3	Provation Medical, Inc.	3
Walker Edison Furniture Company LLC	3	Research Horizons, LLC	3
Research Horizons, LLC	2	Walker Edison Furniture Company LLC	3

Industry	2021 (1)	Industry	2020
Healthcare, Education and Childcare	23%	Healthcare, Education and Childcare	17%
Business Services	9	Energy and Utilities	9
Consumer Products	9	Auto Sector	6
Energy and Utilities	7	Consumer Products	6
Media	7	Environmental Services	6
Distribution	7	Media	6
Environmental Services	6	Building Materials	4
Hotels, Motels, Inns and Gaming	4	Business Services	4
Education	3	Electronics	4
Building Materials	3	Insurance	4

(1)	Excludes investments in PSLF.

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned base management fees of $17.3 million, $18.6 million and $18.2 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. Additionally, beginning April 1, 2020 and through March 31, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned $0.6 million, $2.7 million (after a waiver of $1.9 million) and $5.1 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser in February 2021. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2022. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2021, 2020 and 2019, we reimbursed the Investment Adviser approximately $1.2 million, $1.4 million and $1.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2022. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2021 and 2020 PSLF had total assets of $417.4 million and $361.8 million, respectively. PSLF’s portfolio consisted of debt investments in 47 and 37 portfolio companies as of September 30, 2021 and 2020, respectively. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSLF was $18.4 million and the five largest investments totaled $77.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2021 and 2020 we and Pantheon owned 60.5% and 39.5%, respectively, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $64.2 million and $63.0 million, respectively, and equity interests of $41.2 million and $36.3 million, respectively.

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

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us collect at (212) 905-1000 or by making a written request for proxy voting information to: Richard Cheung, Chief Financial Officer and Treasurer, 590 Madison Avenue, 15th Floor, New York, New York 10022.

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

If we are unable to maintain our status as a RIC, we also would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions would generally be taxable as dividends to our stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, U.S. non-corporate stockholders generally would be eligible to treat such dividends as “qualified dividend income,” which generally would be subject to reduced rates of U.S. federal income tax, and dividends paid by us to certain U.S. corporate stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our common stock, and any remaining distributions would be treated as a capital gain. Moreover, if we fail to qualify as a RIC in any taxable year, to qualify again to be treated as a RIC for federal income tax purposes in a subsequent taxable year, we would be required to distribute our earnings and profits attributable to any of our non-RIC taxable years as dividends to our stockholders. In addition, if we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five taxable years.

SBA Regulations

SBIC II is licensed to operate under the SBA as a SBIC under Section 301(c) of the 1958 Act and received its license in 2013. During the year ended September 30, 2019, we liquidated and dissolved SBIC I.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, SBIC II is subject to regulatory requirements including, among other things, making investments in SBA eligible “small businesses” (as defined by the SBA), investing at least 25% of regulatory capital in eligible “smaller business enterprises”, placing certain limitations on the financing terms of investments by SBICs in portfolio companies, prohibiting investing in certain industries, and meeting certain required capitalization thresholds among other regulations. Furthermore, SBIC II is subject to regulation and oversight by the SBA, including, among other things, periodic the performance of financial audits by an independent auditor and periodic examinations, including of SBIC II’s of their financial statements that are prepared on a basis of accounting other than GAAP pursuant to SBA accounting standards and financial reporting requirements for SBICs. For example, SBIC II does not use fair value accounting on its assets or liabilities under SBA valuation guidelines. If SBIC II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit use of SBA-guaranteed debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC II from making new investments. In addition, the SBA can revoke or suspend a SBIC license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us.

Eligible Small and Smaller Businesses

Under present current SBA regulations, eligible “small business” generally include businesses that (together with their affiliates) have tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding of $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, SBIC II must invest at least 25% of its investment capitals in “smaller” concerns enterprises”. A “smaller concern enterprise” is generally includes a business (together with its affiliates) that has tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates or as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. However, Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business at the time of the follow-on investment, up and until to the time a business offers its securities in a public market the company’s initial public offering, if any.

Financing Limitations, Terms and Changes in Control

The SBA generally prohibits an SBIC from financing small businesses in certain industries, such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 30% of regulatory capital in any one company and its affiliates and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA places certain limits on the financing terms of investments by SBIC II in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

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

•	mutual funds, securities or other instruments that exclusively consist of, or represent pooled assets of, investments described in the first and second bulleted paragraphs above;
•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or
•	a deposit account in a federally insured institution that is subject to withdrawal restriction of one year or less.
•	a checking account in a federally insured institution; or
•	• a reasonable petty cash fund.

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that an SBIC may borrow to a maximum of $175.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control. The SBA, as a creditor, will have a superior claim to SBIC II’s assets over our stockholders in the event we liquidate SBIC II or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC II upon an event of default.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement.

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

•

SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have issued and may in the future issue, as permitted under SBA regulations and through our wholly-owned subsidiary, SBIC II, and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC II is, and any future SBIC subsidiary may be, exposed to any losses on its portfolio of loans;, however, such debentures are non-recourse to us.

SBIC II may be unable to make distributions to us that will enable us to meet or maintain RIC tax status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level income taxes, we will be required to distribute substantially all of our consolidated investment company taxable income and capital gains net income, including income from SBIC II, each taxable year as dividends to our stockholders. As noted above, we depend in part on SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us if it does not have sufficient capital in accordance with SBA regulations, that which may be necessary to maintain our status as a RIC tax treatment. We may have to request a waiver of the SBA’s restrictions limitations for SBIC II to make certain distributions to maintain our RIC tax statustreatment. We cannot assure you that the SBA will grant such waiver and, if SBIC II is unable to obtain a waiver, compliance with the SBA regulations may result inwe may not be able to meet the distribution requirements to maintain our RIC tax treatment corporate level income tax on us.

SBIC II is licensed by the SBA and is subject to SBA regulations.

SBIC II, our wholly-owned subsidiary, received a license to operate as a SBIC under the 1958 Act and is subject to regulation and oversight regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause SBIC II to make investments at lower rates in order to qualify investments under the SBA regulations.

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

Our current debt is governed by the terms of our Credit Facility, 2024 Notes, 2026 Notes and SBA debentures and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

We have indebtedness outstanding pursuant to our Credit Facility, 2024 Notes, 2026 Notes and SBA debentures and expect in the future to borrow additional amounts under our Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 221% and 208%, respectively. Since our leverage, including SBA debentures outstanding, was 92% and 116% of our net assets as of September 30, 2021 and 2020, respectively, we would have to receive an annual return of at least 1.7% and 1.6%, respectively, to cover annual interest payments.

As of September 30, 2021, we had outstanding borrowings of $316.5 million under our Credit Facility, $63.5 million outstanding under the SBA debentures, $86.3 million of 2024 Notes outstanding and $150.0 million of 2026 Notes. Our consolidated debt outstanding was $616.3 million and had a weighted average annual interest rate at the time of 3.5%, exclusive of the fee on undrawn commitment on our Credit Facility and upfront fees on the SBA debentures. This example is for illustrative purposes only, and actual interest rates on our Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2021 of 47% of total assets (including such borrowed funds), at the current interest rate at the time of 3.4%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(22.8)%	(13.0)%	(3.2)%	6.6%	16.4%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our 2024 Notes or our 2026 Notes, if any, or change in the debt markets could cause the liquidity or market value of our 2024 Notes or our 2026 Notes to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our 2024 Notes or our 2026 Notes. Our credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our 2024 Notes or our 2026 Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our 2024 Notes or our 2026 Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by any of the rating agencies if in their respective judgments future circumstances relating to the basis of the credit rating, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Credit Facility matures in September 2024, our 2024 Notes mature in October 2024 and our 2026 Notes mature in November 2026. Additionally, our SBA debentures mature between March 2026 and March 2028. We utilize proceeds from the Credit Facility, our 2024 Notes, our 2026 Notes and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Credit Facility, our 2024 Notes, our 2026 Notes and certain of our SBA debentures. This means that we will have to extend the maturity of our Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Credit Facility, our 2024 Notes, our 2026 Notes and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $6.49 and $3.19 on September 30, 2021 and 2020, respectively. Our NAV per share was $9.85 and $7.84, respectively, as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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

The SBA also limits an SBIC’s ability to invest idle funds to the following types of securities:

•	direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment;
•

repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government);

•	mutual funds, securities or other instruments that exclusively consist of, or represent pooled assets of, investments described in the first and second bulleted paragraphs above;
•	certificates of deposit with a maturity of one year or less, issued by a federally insured institution; or
•	a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less.

•	a checking account in a federally insured institution; or
•	• a reasonable petty cash fund.

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

We may distribute our common stock as a dividend of our taxable income and a stockholder could receive a portion of the dividends declared and distributed by us in shares of our common stock with the remaining amount in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (including a BDC) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder will be considered to have recognized dividend income generally equal to the fair market value of the stock paid by us plus cash received with respect to such dividend. The total dividend declared would be taxable income to a stockholder even though he or she may only receive a relatively small portion of the dividend in cash to pay any taxes due on the dividend. We have not elected to distribute stock as a dividend but reserve the right to do so.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

The 2024 Notes and the 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2024 Notes and the 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2024 Notes and the 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2024 Notes and the 2026 Notes. As of September 30, 2021, we had $316.5 million in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. The indebtedness under the Credit Facility is therefore effectively senior in right of payment to our 2024 Notes and our 2026 Notes to the extent of the value of such assets.

The 2024 Notes and the 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2024 Notes and the 2026 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2024 Notes or the 2026 Notes and the 2024 Notes and the 2026 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through SBIC II. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our 2024 Notes and our 2026 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2024 Notes and the 2026 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2024 Notes and the 2026 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2021 and 2020, our SBIC Fund had $63.5 million and $118.5 million in debt commitments, respectively, all of which was drawn. All of such indebtedness is structurally senior to the 2024 Notes and the 2026 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2024 Notes and the 2026 Notes.

The indenture under which each of the 2024 Notes and the 2026 Notes were issued contains limited protection for their respective holders.

The indenture under which each of the 2024 Notes and the 2026 Notes were issued offers limited protection to holders. The terms of the indenture and each of the 2024 Notes and the 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2024 Notes and the 2026 Notes. In particular, the terms of the indenture and each of the 2024 Notes and the 2026 Notes will not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to each of the 2024 Notes and the 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to each of the 2024 Notes and the 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to each of the 2024 Notes and the 2026 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to each of the 2024 Notes and the 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2024 Notes and the 2026 Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture will not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and each of the 2024 Notes and the 2026 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2024 Notes and the 2026 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2024 Notes and the 2026 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and each of the 2024 Notes and the 2026 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and each of the 2024 Notes and the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2024 Notes and the 2026 Notes, if any.

The optional redemption provision may materially adversely affect your return on the 2024 Notes and the 2026 Notes.

The 2024 Notes and 2026 Notes may be redeemable in whole or in part upon certain conditions at any time, or from time to time, at our option on or after October 15, 2021 or February 1, 2026, respectively. We may choose to redeem the 2024 Notes or the 2026 Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2024 Notes or the 2026 Notes being redeemed.

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

While a trading market developed after issuing the 2026 Notes, we cannot assure you that an active trading market for the 2026 Notes will be maintained.

While a trading market developed after issuing the 2026 Notes, we cannot assure you that an active and liquid market for the 2026 Notes will be maintained. We do not intend to list the 2026 Notes on any securities exchange or for quotation of the 2026 Notes on any automated dealer quotation system. If the 2026 Notes are traded after their initial issuance, they may trade at a discount to their public offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, including the impact of COVID-19, our financial condition, performance and prospects and other factors. The underwriters may discontinue any market-making in the 2026 Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will be maintained for the 2026 Notes, that you will be able to sell your 2026 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the 2026 Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2024 Notes or the 2026 Notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2024 Notes or the 2026 Notes and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Credit Facility, could proceed against the collateral securing the debt. Because our Credit Facility have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2024 Notes or the 2026 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2024 Notes or the 2026 Notes as well as scheduled payments of principal, early redemption, or sale of the 2024 Notes or the 2026 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes as well as any proceeds from the sale or other disposition of the notes. Holders of the 2024 Notes and the 2026 Notes should consult their own tax advisors regarding FATCA and how it may affect their investment in the notes.

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

In December 2019, COVID-19 was first detected in the city of Wuhan in the Hubei province of China. The spread of COVID-19 resulted in governmental orders imposing travel restrictions and prolonged closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation around the world, which materially disrupted the demand for our portfolio companies’ products and services and made it more difficult for our portfolio companies to conduct their businesses. In addition, supply chains worldwide have been, and continue to be, interrupted, slowed, or rendered inoperable as a result of the COVID-19 pandemic and other factors. Governmental mandates to control the outbreak resulted in forced shutdowns of certain of our portfolio companies’ facilities for extended periods. These prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, adversely affected their ability to obtain the necessary raw materials or components to make their products and caused a decline in some cases in the demand for their products or services. This required certain of our portfolio companies to furlough or lay off employees, terminate relationships with service providers or otherwise significantly curtail their standard business operations, which has in some cases caused a negative impact on their operating results.

The global impact of the COVID-19 outbreak continues to evolve and could continue to adversely affect our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) in some cases unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. .

The outbreak has led to a continued adverse impact on economic and market conditions. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. The extent to which COVID-19 will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies. As COVID-19 continues to spread, the potential impacts, including a global, regional, or other economic recession, remain uncertain and difficult to assess. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19, it may have a material adverse impact on our future financial condition.

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

The COVID-19 pandemic resulted in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions adversely affected our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity may again negatively impact us. Such unfavorable economic conditions could also increase our funding costs and limit our access to the capital markets, and may result in a decision by lenders not to extend credit to us in the future. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and the fair values of our debt and equity investments. As such, we could also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new diseases, and the resulting financial and economic market uncertainty could have a significant adverse impact on us.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, investor liquidity and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or halted, as a result of government quarantine measures, restrictions on travel and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock, our 2024 Notes or our 2026 Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden

Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

As of September 30, 2021, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PNNT.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share on The Nasdaq Global Select Market for each full quarterly period within the fiscal years ended September 30, 2021 and 2020.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2021
Fourth quarter	$9.85	$6.88	$6.28	(30)%	(36)%	0.12
Third quarter	9.59	7.37	5.74	(23)	(40)	0.12
Second quarter	9.24	6.21	4.49	(33)	(51)	0.12
First quarter	8.78	4.62	2.85	(47)	(68)	0.12
Year Ended September 30, 2020
Fourth quarter	7.84	3.78	3.01	(52)	(62)	0.12
Third quarter	7.82	4.19	2.32	(46)	(70)	0.12
Second quarter	7.71	6.70	1.95	(13)	(75)	0.18
First quarter	8.79	6.84	5.92	(22)	(33)	0.18

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The Nasdaq Global Select Market at $6.49 and $3.19 as of September 30, 2021 and 2020, respectively. Our NAV per share was $9.85 and $7.84 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2021, we had 6 stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2021.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended September 30, 2021.

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

In January 2022, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2021 and 2020 from ordinary income (including short-term gains), if any, totaled $32.2 million and $40.2 million, or $0.48 and $0.60 per share, respectively, based on the weighted average shares outstanding for the respective years.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2016, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PNNT
S&P 500
Russell 2000
$230
$200
$170
$140
$110
$80
$50
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses

The following table is being provided to update, as of September 30, 2021, certain information in our registration statement on Form N-2 (File No. 333-230014), most recently declared effective by the SEC on January 30, 2020. The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(4)
Management fees	2.87	(5)
Incentive fees	0.10	(6)
Interest on borrowed funds	3.73	(7)
Acquired fund fees and expenses	1.75	(8)
Other expenses	0.78	(9)
Total estimated annual expenses	9.23%	(10)

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

(3)	The expenses of the dividend reinvestment plan are included in “Other expenses.”

(4)	Net assets attributable to common shares equals average net assets as of September 30, 2021.

(5)

The contractual management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter-end and 1.00% for amounts that exceed such amount on September 30, 2021. See “Business—Investment Management Agreement” and “Business—Management Fees” for more information.

(6)

The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2021. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2021. For more detailed information about the incentive fee, please see “Business—Investment Management Agreement” and “Business—Management Fees” for more information.

(7)

As of September 30, 2021, we had $118.5 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $316.5 million in borrowings outstanding under our $435.0 million Truist Credit Facility, $86.3 million in aggregate principal of 2024 Notes and $150.0 million in aggregate principal of 2026 Notes. As of September 30, 2021, our SBIC Fund had debenture commitments from the SBA in the amount of $63.5 million, all of which were outstanding with a weighted average interest rate of 3.3%, exclusive of the 3.4% of upfront fees. We may use proceeds of any offering of securities under any applicable registration statement to repay outstanding obligations under our Credit Facilities. After completing any such offering, we may continue to borrow under our Credit Facilities to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended September 30, 2021 and amendment costs and make-whole premiums, if any, and we caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.

(8)

Our stockholders indirectly bear 60.5% of the expenses of our investment in PSLF. No management fee is charged by PennantPark Investment Advisers in connection with PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSLF fees and operating expenses are based on our share of the actual fees and operating expenses of PSLF for the fiscal year ended September 30, 2021. Expenses for PSLF may fluctuate over time and may be substantially higher or lower in the future.

(9)

“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement.

(10)

“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 4.7% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.51%, (2) total net annual expenses of 9.13% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$121	$283	$432	$754
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$129	$304	$461	$790

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

Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current pandemic caused by COVID-19 or any worsening there of;
•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic or any worsening there of;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current COVID-19 pandemic or any worsening there of;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the impact of a protracted decline in the liquidity of credit markets on our business;
•	the impact of investments that we expect to make;
•	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;
•	the impact of price and volume fluctuations in the stock market;
•	the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the impact of future legislation and regulation on our business and our portfolio companies; and
•	the impact of the United Kingdom’s withdrawal from the European Union and other world economic and political issues.

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. This has required us to reduce the amount of our distributions to stockholders as compared to distributions in previous years. Although we had no non-accrual assets during the quarter ended September 30, 2021, the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in portfolio investments being placed on non-accrual status in the future.

Additionally, as of September 30, 2021 and September 30, 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 221% and 208%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2021, our debt portfolio consisted of 92% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index).  In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income may decrease, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

Expenses

Our primary operating expenses include the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. Additionally, we pay interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our various debt facilities. We bear all other direct or indirect costs and expenses of our operations and transactions, including:

*	the cost of calculating our net asset value, including the cost of any third-party valuation services;
*	the cost of effecting sales and repurchases of shares of our common stock and other securities;
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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2021, our portfolio totaled $1,255.3 million and consisted of $552.5 million of first lien secured debt, $176.9 million of second lien secured debt, $121.2 million of subordinated debt (including $64.2 million in PSLF) and $404.7 million of preferred and common equity (including $41.2 million in PSLF). Our debt portfolio consisted of 92% variable-rate investments and 8% fixed-rate investments. As of September 30, 2021, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $34.2 million as of September 30, 2021. Our overall portfolio consisted of 97 companies with an average investment size of $12.9 million, had a weighted average yield on interest bearing debt investments of 9.0% and was invested 44% in first lien secured debt, 14% in second lien secured debt, 10% in subordinated debt (including 5% in PSLF) and 32% in preferred and common equity (including 3% in PSLF). As of September 30, 2021, all of the investments held by PSLF were first lien secured debt.

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

For the year ended September 30, 2021, we invested $441.4 million of investments in 30 new and 49 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the same period totaled $434.5 million.

For the year ended September 30, 2020, we invested $319.3 million of investments in 25 new and 58 existing portfolio companies with a weighted average yield on debt investments of 8.4%. Sales and repayments of investments for the same period totaled $162.7 million.

PennantPark Senior Loan Fund, LLC

As of September 30, 2021, PSLF’s portfolio totaled $405.2 million, consisted of 47 companies with an average investment size of $8.6 million and had a weighted average yield on debt investments of 7.1%. For the year ended September 30, 2020, PSLF’s portfolio totaled $353.4 million, consisted of 37 companies with an average investment size of $9.6 million and had a weighted average yield on debt investments of 7.3%.

For the year ended September 30, 2021, PSLF invested $149.4 million (of which $123.4 million was purchased from the Company) in 18 new and nine existing portfolio companies with a weighted average yield on debt investments of 7.3%. PSLF’s sales and repayments of investments for the same period totaled $104.9 million.

For the period ended July 31, 2020 through September 30, 2020, PSLF invested $5.7 million in one new portfolio company with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $11.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities, 2026 Notes and our SBA debentures are classified as Level 3. Our 2019 Notes were, and our 2024 Notes are, classified as Level 2 as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The SEC recently adopted Rule 2a-5 under the 1940 Act which established requirements for determining fair value in good faith purposes of the 1940 Act. We will comply with the requirement of the rule before the requirement date in 2022.

In addition to using the above inputs to value cash equivalents, investments, our 2019 Notes, our SBA debentures, our 2024 Notes, our 2026 Notes and our Credit Facilities valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, zero and $7.1 million relating to amendment costs on the Credit Facilities during the years ended September 30, 2021, 2020 and 2019, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and, prior to their redemption, the 2019 Notes are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes and SBA debentures.

For the year ended September 30, 2021, the Credit Facility had a net change in unrealized appreciation of $17.8 million. For the years ended September 30, 2020 and 2019, the Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $12.3 million and $5.7 million, respectively. As of September 30, 2021, the net unrealized depreciation on our Credit Facility totaled $1.7 million. As of September 30, 2020, the net unrealized depreciation on our Credit Facilities totaled $19.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and, prior to their redemption, the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in the fair values of our portfolio investments, and our Credit Facilities, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was not distributed during such years and on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2021 and 2020. For information regarding results of operations for the year ended September 30, 2019, see the Company's Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 19, 2020.

Investment Income

Investment income for the year ended September 30, 2021 was $81.6 million and was attributable to $47.0 million from first lien secured debt, $20.2 million from second lien secured debt and $7.0 million from subordinated debt and $7.4 from preferred and common equity. The decrease in investment income over the prior year was primarily due to a decrease in LIBOR and a lower average investment balance.

Investment income for the year ended September 30, 2020 was $100.2 million and was attributable to $63.4 million from first lien secured debt, $25.9 million from second lien secured debt and $8.7 million from subordinated debt and $2.2 from preferred and common equity.

Expenses

Net expenses for the year ended September 30, 2021 totaled $45.1 million. Base management fee for the same period totaled $17.3 million, incentive fee totaled $0.6 million, debt related interest and other financing expenses totaled $22.5 million and general and administrative expenses totaled $4.1 million. The decrease in expenses over the prior year was primarily due to a decrease in debt related expenses and a decrease in incentive fees.as well as the incentive fee waiver.

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

Net Investment Income

Net investment income totaled $36.5 million, or $0.54 per share, and $38.7 million, or $0.58 per share, for the years ended September 30, 2021 and 2020, respectively. The decrease in net investment income per share compared to the prior year was primarily due to a decrease in LIBOR.

Net Realized Gains or Losses

Sales and repayments of investments for the years ended September 30, 2021 and 2020 totaled $434.5 million and $162.7 million, respectively, and net realized gain (loss) totaled $30.0 million and ($20.8) million, respectively. The change in realized gains/losses was primarily due to changes in the market conditions of our investments and the values at which they were realized, caused by the fluctuations in the market and in the economy, as discussed above under “COVID-19 Developments”.

Unrealized Appreciation or Depreciation on Investments and Credit Facilities

For the years ended September 30, 2021 and 2020, we reported net change in unrealized appreciation (depreciation) on investments of $117.9 million and ($46.2) million, respectively. As of September 30, 2021 and 2020, our net unrealized appreciation (depreciation) on investments totaled $34.2 million and ($83.8) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2021 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, caused by the fluctuation in the market and in the economy, as discussed above under “COVID-19 Developments.”

For the years ended September 30, 2021 and 2020, our Credit Facilities had a net change in unrealized (appreciation) depreciation of $(17.8) million and $12.3 million, respectively. As of September 30, 2021 and 2020, our net unrealized depreciation on our Credit Facilities totaled $1.7 million and $19.6 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2021 compared to the prior year was primarily due to changes in the capital markets, as further discussed above under “COVID-19 Developments”.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $166.6 million, or $2.49 per share, and ($16.0) million, or ($0.24) per share, for the years ended September 30, 2021 and 2020, respectively. The increase in net assets from operations for the year ended September 30, 2021 compared to the prior year was primarily due to appreciation of the portfolio primarily driven by recovery from the market disruption caused by the COVID-19 pandemic and the uncertainty surrounding its continued adverse economic impact, as discussed above under “COVID-19 Developments.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

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

As of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 221% and 208%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2021 and 2020, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facilities, amortized upfront fees on SBA debentures and debt retirement and issuance costs, was 3.5% and 4.0%, respectively.

As of September 30, 2021, we had the multi-currency Truist Credit Facility for up to $435.0 million (decreased from $475.0 million on May 25, 2021 pursuant to its terms) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2021 and 2020, we had $316.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.5%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2021 and 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of September 30, 2021 and 2020, we had $118.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2021, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2021, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year, commencing January 15, 2020. The 2024 Notes mature on October 15, 2024. The 2024 Notes are direct unsecured obligations and rank pari passu in right of payment with our existing and future unsecured unsubordinated indebtedness. The 2024 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at our option on or after October 15, 2021 at a redemption price of 100% of the outstanding principal amount of the 2024 Notes plus accrued and unpaid interest.

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

In September 2014, we issued $250.0 million in aggregate principal amount of 2019 Notes, for net proceeds of $245.5 million after underwriting discounts and offering costs. Interest on the 2019 Notes was paid semi-annually on April 1 and October 1, at a rate of 4.5% per year. On March 4, 2019 the 2019 Notes were redeemed in full and no amounts were outstanding as of September 30, 2021. The 2019 Notes were redeemed on March 4, 2019 at a redemption price equal to $1,008.65 for each $1,000.00 of principal of notes outstanding, plus accrued and unpaid interest to March 4, 2019, pursuant to the indenture governing the 2019 Notes. Please refer to our indenture agreement filed as Exhibit (d)(8) to our post-effective amendment filed on January 22, 2013 and the supplemental indenture agreement filed as Exhibit (d)(11) to our post-effective amendment filed on September 23, 2014 for more information.

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

 We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in February 2021 PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement with us. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $63.5 million as of September 30, 2021. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350.0 million in the aggregate.

As of both September 30, 2021 and 2020, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the years ended September 30, 2021 and 2020, $55.0 million and $31.5 million in SBA debentures were repaid, respectively. As of September 30, 2021 and 2020, the unamortized fees on the SBA debentures were $1.3 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.3%	$63,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2021, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of September 30, 2021 and 2020, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2021 and 2020, we had cash and cash equivalents of $20.4 million and $25.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $7.9 million for the year ended September 30, 2021, and our financing activities used cash of $(13.4) million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net repayments under our Credit Facilities and the repayment of the SBA debentures.

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

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2021, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2), (3)	Average Market Value Per Unit
Truist Credit Facility
Fiscal 2021	$316,545	$2,208	N/A
Fiscal 2020	388,252	2,078	N/A
Fiscal 2019	301,636	2,066	N/A
Fiscal 2018	80,520	2,919	N/A
Fiscal 2017	79,393	2,998	N/A
Fiscal 2016	50,340	2,794	N/A
Fiscal 2015	136,864	2,586	N/A
Fiscal 2014	55,226	3,215	N/A
Fiscal 2013	145,500	4,205	N/A
Fiscal 2012	145,000	5,615	N/A
BNP Credit Facility
Fiscal 2019	171,000	2,066	N/A
2019 Notes
Fiscal 2018	250,000	2,919	N/A
Fiscal 2017	250,000	2,998	N/A
Fiscal 2016	250,000	2,794	N/A
Fiscal 2015	250,000	2,586	N/A
Fiscal 2014	250,000	3,215	N/A
2024 Notes
Fiscal 2021	86,250	2,208	$25.14	(4)
Fiscal 2020	86,250	2,078	23.47	(4)
Fiscal 2019	75,000	2,066	24.87	(4)
2025 Notes
Fiscal 2016	71,250	2,794	24.68	(5)
Fiscal 2015	71,250	2,586	25.13	(5)
Fiscal 2014	71,250	3,215	24.51	(5)
Fiscal 2013	71,250	4,205	24.79	(5)
2026 Notes
Fiscal 2021	150,000	2,208	N/A	(5)

(1)	Total cost of each class of senior securities outstanding at the end of the period presented in thousands (000s).

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2021 and 2020 PSLF had total assets of $417.4 million and $361.8 million, respectively. PSLF’s portfolio consisted of debt investments in 47 and 37 portfolio companies as of September 30, 2021 and 2020, respectively. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSLF was $18.4 million and the five largest investments totaled $77.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2021 and 2020 we and Pantheon owned 60.5% and 39.5%, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2021 and 2020 , our investment in PSLF consisted of subordinated notes of $64.2 million and equity interests of $41.2 million and $63.0 million and equity interests of $36.3 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $275.0 million (increased from $250.0 million on November 6, 2020) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 260 basis points, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

Below is a summary of PSLF’s portfolio at fair value:

	September 30, 2021	September 30, 2020
Total investments	$405,232,480	$353,366,358
Weighted average yield on debt investments	7.1%	7.3%
Number of portfolio companies in PSLF	47	37
Largest portfolio company investment	$16,816,670	$18,411,916
Total of five largest portfolio company investments	$74,444,646	$77,896,431

Below is a listing of PSLF’s individual investments as of September 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,987,500	$4,919,652	$4,912,688
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921,231	911,674	863,654
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625,244	14,480,504	14,478,992
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500,000	6,378,125	6,370,000
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569,222	6,517,624	6,503,530
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,346,690	3,313,038	3,313,223
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,443,750	7,335,875	7,294,875
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729,432	13,673,678	13,729,432
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985,000	5,873,298	5,865,300
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428,053	13,335,008	13,334,057
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,603,846	4,559,898	4,707,433
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,826,993	2,804,979	2,770,453
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,462,500	7,360,276	7,425,188
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955,000	5,819,284	5,895,450
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,070,714	11,934,092	12,010,361
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,587,500	14,499,086	14,441,625
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059,429	8,889,612	8,878,241
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868,080	7,803,025	7,828,740
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420,290	9,420,290	9,420,290
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,587,500	14,478,841	14,199,473
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,119,558	2,106,623	1,986,661
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,471,593	12,273,343	12,471,593
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,816,670	16,728,518	16,816,670
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,836,801	5,581,189	5,253,121
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000,000	7,851,584	7,920,000
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481,250	7,337,946	7,331,625
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386,132	13,271,890	13,252,270
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805,440	3,777,669	3,735,687
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,334,912	13,201,809	13,068,214
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,231,625	5,140,072	5,231,625
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950,000	9,774,928	9,850,500
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,694,656	14,601,817	14,507,887
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,245,909	3,216,526	3,205,984
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632,493	7,526,205	7,441,681
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232,159	5,180,794	5,232,159
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500,000	13,396,987	13,365,000
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,881,773	11,758,141	11,881,773
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,098,653	12,002,839	12,038,160
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967,133	4,891,093	4,965,530
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593,270	4,557,883	4,547,337
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,996,753	2,883,779	2,980,511
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593,148	5,537,216	5,425,353
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773,152	12,642,764	12,773,152
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,647,753	9,514,502	9,647,753
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950,000	9,853,217	9,950,000
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710,212	4,676,033	4,686,661
Vision Purchaser Corporation	06/10/25	Media	7.75%		14,248,804	14,055,791	14,035,072
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%		7,424,623	7,360,375	7,387,500

Total First Lien Secured Debt					409,602,447	405,009,393	405,232,480
Cash and Cash Equivalents—18.9%
BlackRock Federal FD Institutional 30						11,013,454	11,013,454
US Bank Cash
Total Cash and Cash Equivalents						11,013,454	11,013,454
Total Investments and Cash Equivalents—592.7%						$416,022,848	$416,245,935
Liabilities in Excess of Other Assets—(492.7)%							(348,213,498)
Members' Equity—100.0%							$68,032,437

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

Below is a listing of PSLF’s individual investments as of: September 30, 2020

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

(2)	Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	September 30, 2021	September 30, 2020
Assets
Investments (cost—$405,009,393 and $358,023,408, respectively)	$405,232,480	$353,366,358
Cash and cash equivalents (cost—$11,013,454 and $7,536,719, respectively)	11,013,454	7,536,719
Interest receivable	1,175,230	877,008
Total assets	417,421,164	361,780,085
Liabilities
Distribution payable	2,800,000	1,393,716
Payable for investments purchased	12,792,969	5,700,000
Credit facility payable	224,000,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,499,406	1,649,852
Interest payable on members notes	1,643,629	1,356,250
Accrued other expenses	612,111	315,576
Total liabilities	349,388,727	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	68,032,437	50,364,691
Total liabilities and members' equity	$417,421,164	$361,780,085

(1)	For the years ended of September 30, 2021 and 2020, PSLF did not have any unfunded commitments to fund investments.

Statements of Operations (1)
	Period Ended September 30,	Period Ended September 30,
	2021	2020
Investment income:
Interest	$27,489,180	$4,504,788
Other income	1,802,790	2,444
Total investment income	29,291,970	4,507,232
Expenses:
Interest and expenses on credit facility	6,283,544	1,039,327
Interest expense on members notes	9,532,516	1,356,250
Administrative services expenses	1,171,860	195,310
Other general and administrative expenses (2)	446,588	120,266
Total expenses	17,434,508	2,711,153
Net investment income	11,857,462	1,796,079
Realized and unrealized gain on investments:
Net realized gain on investments	544,547	254,653
Net change in unrealized appreciation on investments	4,880,137	2,173,436
Net realized and unrealized gain from investments	5,424,684	2,428,089
Net increase in members' equity resulting from operations	$17,282,146	$4,224,168

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF.

Recent Developments

Subsequent to September 30, 2021, we entered into an underwriting agreement, or the Underwriting Agreement, dated October 14, 2021, by and among the Company, the Investment Adviser, the Administrator and Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A to the Underwriting Agreement, in connection with the issuance and sale of $165.0 million aggregate principal amount of our 4.0% Notes due 2026, or the 2026-2 Notes. On October 21, 2021, we closed the transaction and issued $165.0 million in aggregate principal amount of our 2026-2 Notes at a public offering price per note of 99.436%. Interest on the 2026-2 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.0% per year, commencing May 1, 2022. The 2026-2 Notes mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026-2 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026-2 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026-2 Notes on any securities exchange or automated dealer quotation system.

On October 14, 2021, we announced that we will redeem $86,250,000 in principal amount of the 2024 Notes in full on November 13, 2021. We redeemed in full the 2024 Notes with a principal amount of $86.3 million on November 13, 2021. The 2024 Notes were redeemed at a redemption price of $25 per 2024 Note, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, November 13, 2021.

Subsequent to quarter end, PNNT had new funded investment of $97.8 million, net of sales and repayments.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

During the years ended September 30, 2021 and 2020, we declared distributions of $0.48 per share and $0.60 per share, respectively, for total distributions of $32.2 million and $40.2 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, our debt portfolio consisted of 92% variable-rate investments and 8% fixed-rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$349	$0.01
Up 1%	(2,345)	(0.03)
Up 2%	2,426	0.04
Up 3%	7,198	0.11
Up 4%	$11,969	$0.18

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

Item 8.Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2021. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on the assessment management believes that, as of September 30, 2021, our internal control over financial reporting is effective based on those criteria.

PennantPark Investment’s independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2021. This report appears on page 57.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated November 17, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2021 and 2020, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1.21 billion as of September 30, 2021. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $314.8 million as of September 30, 2021. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value may require significant management judgment or estimation.

We identified Level 3 fair value measurements as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value. Auditing the reasonableness of management’s selection of valuation technique and the related unobservable inputs required a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist.

The primary procedures we performed to address this critical audit matter included the following, among others:

•

We obtained an understanding of the relevant controls related to management’s valuation of Level 3 fair value measurements, including those related to valuation techniques and significant unobservable inputs and tested such controls for design and operating effectiveness.

•

With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. We also tested the related significant unobservable inputs by comparing these inputs to external sources.

•

We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

November 17, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and its Subsidiaries' (collectively referred to as the “Company”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated November 17, 2021 expressed an unqualified opinion.

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

/s/ RSM US LLP

New York, New York

November 17, 2021

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	September 30, 2020
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$729,811,369 and $713,683,209, respectively)	$820,500,111	$735,674,666
Non-controlled, affiliated investments (cost—$78,723,320 and $77,628,920, respectively)	50,161,391	27,753,893
Controlled, affiliated investments (cost—$412,586,761 and $374,260,162, respectively)	384,628,332	318,342,859
Total of investments (cost—$1,221,121,450 and $1,165,572,291 , respectively)	1,255,289,834	1,081,771,418
Cash and cash equivalents (cost—$20,382,959 and $25,801,087 , respectively)	20,357,016	25,806,002
Interest receivable	4,958,217	5,005,715
Receivable for investments sold	12,792,969	—
Distribution receivable	1,694,000	1,393,716
Prepaid expenses and other assets	—	376,030
Total assets	1,295,092,036	1,114,352,881
Liabilities
Distributions payable	8,045,413	8,045,413
Payable for investments purchased	8,407,287	5,461,508
Truist Credit Facility payable, at fair value (cost—$316,544,900 and $388,252,000, respectively) (See Notes 5 and 11)	314,813,145	368,701,972
2024 Notes payable, net (par—$86,250,000 and $86,250,000, respectively) (See Notes 5 and 11)	84,503,061	83,837,560
2026 Notes payable, net (par—$150,000,000 and zero, respectively) (See Notes 5 and 11)	145,865,253	—
SBA debentures payable, net (par—$63,500,000 and $118,500,000, respectively) (See Notes 5 and 11)	62,158,642	115,772,677
Base management fee payable, net (See Note 3)	4,580,227	4,369,637
Incentive fee payable, net (See Note 3)	574,728	—
Interest payable on debt	4,942,513	2,022,614
Accrued other expenses	1,057,660	432,648
Total liabilities	634,947,929	588,644,029
Commitments and contingencies (See Note 12)
Net assets
Common stock, 67,045,105 and 67,045,105 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	786,992,974	787,625,031
Accumulated distributable loss	(126,915,912)	(261,983,224)
Total net assets	$660,144,107	$525,708,852
Total liabilities and net assets	$1,295,092,036	$1,114,352,881
Net asset value per share	$9.85	$7.84

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2021	2020	2019
Investment income:
From non-controlled, non-affiliated investments:
Interest	$46,018,282	$77,453,276	$88,060,418
Payment-in-kind	8,566,689	7,233,317	6,445,122
Other income	4,136,578	4,821,510	3,122,988
From non-controlled, affiliated investments:
Interest	456,998	—	—
From controlled, affiliated investments:
Interest	9,824,994	3,387,858	9,381,881
Payment-in-kind	6,222,805	7,328,846	4,319,300
Dividend income	6,361,000	—	—
Other income	—	—	776,945
Total investment income	81,587,346	100,224,807	112,106,654
Expenses:
Base management fee (See Note 3)	17,334,682	18,636,039	18,225,229
Performance-based incentive fee (See Note 3)	574,728	4,579,660	5,146,696
Interest and expenses on debt (See Note 11)	22,506,953	32,167,755	28,943,312
Administrative services expenses (See Note 3)	1,770,080	2,075,080	2,113,895
Other general and administrative expenses	2,323,923	2,573,920	2,637,820
Expenses before Management Fees waiver, provision for taxes and financing costs	44,510,366	60,032,454	57,066,952
Management Fees waiver (See Note 3)	—	(1,921,987)	—
Provision for taxes	600,000	1,200,000	1,200,000
Make-whole premium (See Notes 5 and 11)	—	—	2,162,526
PSLF transaction costs (Note 4)	—	2,184,128	—
Credit facility amendment and debt issuance costs (See Notes 5 and 11)	—	—	7,080,205
Net expenses	45,110,366	61,494,595	67,509,683
Net investment income	36,476,980	38,730,212	44,596,971
Realized and change in unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	49,729,190	(11,577,419)	(51,940,526)
Non-controlled and controlled, affiliated investments	(19,708,359)	—	(56,575,132)
Deconsolidation loss (Note 4)	—	(9,249,833)	—
Net realized (loss) gain on investments	30,020,831	(20,827,252)	(108,515,658)
Net change in change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	50,129,570	7,686,665	22,788,117
Non-controlled and controlled, affiliated investments	67,807,797	(53,863,620)	51,361,260
Debt (See Notes 5 and 11)	(17,818,273)	12,304,242	5,694,116
Net change in unrealized (depreciation) appreciation on investments and debt	100,119,094	(33,872,713)	79,843,493
Net realized and change in unrealized gain (loss) from investments and debt	130,139,925	(54,699,965)	(28,672,165)
Net (decrease) increase in net assets resulting from operations	$166,616,905	$(15,969,753)	$15,924,806
Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$2.49	$(0.24)	$0.24
Net investment income per common share	$0.54	$0.58	$0.66

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended September 30,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations:
Net investment income	$36,476,980	$38,730,212	$44,596,971
Net realized gain (loss) on investments	30,020,831	(11,577,419)	(108,515,658)
Net deconsolidation realized loss	—	(9,249,833)	—
Net change in unrealized appreciation (depreciation) on investments	117,937,367	(46,176,955)	74,149,377
Net change in unrealized (appreciation) depreciation on debt	(17,818,273)	12,304,242	5,694,116
Net increase (decrease) in net assets resulting from operations	166,616,905	(15,969,753)	15,924,806
Distributions to stockholders:
Distribution of net investment income	(32,181,650)	(40,227,063)	(48,449,313)
Total distributions to stockholders	(32,181,650)	(40,227,063)	(48,449,313)
Capital transactions:
Repurchase of common stock	—	—	(14,471,720)
Net increase (decrease) in net assets	134,435,255	(56,196,816)	(46,996,227)
Net assets:
Beginning of year	525,708,852	581,905,668	628,901,895
End of year	$660,144,107	$525,708,852	$581,905,668
Capital share activity:
Shares of common stock repurchased	—	—	(2,006,878)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$166,616,905	$(15,969,753)	$15,924,806
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided (used in) by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(117,937,367)	46,176,955	(74,149,377)
Net change in unrealized depreciation on debt	17,818,273	(12,304,242)	(5,694,116)
Net realized (gain) loss on investments	(30,020,831)	11,577,419	108,515,658
Deconsolidation realized loss	—	9,249,833	—
Net accretion of discount and amortization of premium	(3,525,381)	(2,592,265)	(2,631,213)
Purchases of investments	(441,364,505)	(319,307,932)	(533,619,983)
Payment-in-kind income	(15,210,123)	(14,549,188)	(12,011,137)
Proceeds from dispositions of investments	434,472,734	162,693,343	426,498,436
Amortization of deferred financing costs	2,452,220	1,857,349	744,433
Decrease in interest receivable	47,498	1,220,824	1,380,425
Increase in receivables from investments sold	(12,792,969)	—	—
Increase in distribution receivable	(300,284)	(1,393,716)	—
(Increase) decrease in prepaid expenses and other assets	376,030	(437,144)	257,593
Increase (decrease) in payable for investments purchased	2,945,779	5,461,508	—
Decrease in interest payable on debt	2,919,899	(873,081)	(3,680,698)
(Decrease) increase in base management fee payable, net	210,590	(271,843)	554,649
(Decrease) increase in performance-based incentive fee payable, net	574,728	—	(2,964,265)
Decrease in accrued other expenses	625,012	(136,527)	(248,997)
Net cash provided (used in) by operating activities	7,908,208	(129,598,460)	(81,123,786)
Cash flows from financing activities:
Repurchase of common stock	—	—	(14,471,720)
Distributions paid to stockholders	(32,181,652)	(44,249,769)	(48,810,906)
Borrowings under SBA debentures	—	—	—
Repayments of SBA debentures	(55,000,000)	(31,500,000)	(30,000,000)
Net proceeds from 2024 Notes issuance	—	10,912,500	72,250,000
Net proceeds from 2026 Notes issuance	145,464,500	—	—
Repayments of 2019 Notes	—	—	(250,000,000)
Borrowings under BNP Credit Facility	—	90,000,000	194,000,000
Repayments under BNP Credit Facility	—	(16,000,000)	(23,000,000)
Borrowings under Truist Credit Facility	310,311,500	331,000,000	697,000,000
Repayments under Truist Credit Facility	(382,018,601)	(244,384,000)	(475,884,000)
Net cash (used in) provided by financing activities	(13,424,253)	95,778,731	121,083,374
Net (decrease) increase in cash and cash equivalents	(5,516,045)	(33,819,729)	39,959,588
Effect of exchange rate changes on cash	67,059	109,495	50,494
Cash and cash equivalents, beginning of year	25,806,002	59,516,236	19,506,154
Cash and cash equivalents, end of year	$20,357,016	$25,806,002	$59,516,236
Supplemental disclosures:
Interest paid	$17,134,834	$31,183,487	$31,879,577
Taxes paid	$983,706	$1,049,381	$1,143,380
Non-cash exchanges and conversions (1)	$16,515,842	$108,812,276	$14,823,909

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—124.3% (1), (2)
First Lien Secured Debt—77.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	7,432,867	$6,815,049	$7,562,943
Ad.net Acquisition, LLC (Revolver)	05/06/2026	Media	7.00%	3M L+600	75,556	75,556	74,422
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	368,889	—	(5,533)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	8.00%	3M L+700	50,000	50,000	46,875
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	137,500	—	(8,594)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	15,795,264	15,638,927	15,637,311
Any Hour Services (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	3,823,529	—	(38,235)
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147,059	—	(22,941)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	1,330,729	1,330,729	1,317,421
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	5,592,391	5,508,960	5,536,467
Apex Service Partners, LLC Term Loan C (7)	01/31/2022	Personal, Food and Miscellaneous Services	—	—	6,657,609	—	(8,322)
Apex Service Partners, LLC (Revolver)	07/29/2024	Personal, Food and Miscellaneous Services	6.25%	3M L+525	238,991	238,991	234,809
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Personal, Food and Miscellaneous Services	—	—	693,074	—	(12,129)
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	6,235,427	—	(54,560)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	1,000,000	—	(20,000)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153,097	6,128,168	6,153,097
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%	3M L+850	25,332,751	25,333,384	25,332,751
CF512, Inc.	08/20/2026	Media	7.00%	3M L+600	10,000,000	9,802,447	9,800,000
CF512, Inc. (7)	08/20/2026	Media	—	—	2,727,273	—	(27,273)
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909,091	—	(18,182)
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,569,654	3,514,434	3,528,959
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	458,962	458,962	453,730
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	196,698	—	(2,242)
Connatix Buyer, Inc.	07/13/2027	Media	6.25%	3M L+550	12,000,000	11,765,652	11,760,000
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,157,895	—	(31,579)
Connatix Buyer, Inc. (Revolver)	07/13/2027	Media	6.25%	3M L+550	185,938	185,938	182,219
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,673,438	—	(33,469)
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	1,847,368	1,820,153	1,828,895
Crane 1 Services, Inc. (7)	08/16/2023	Personal, Food and Miscellaneous Services	—	—	777,512	—	(1,944)
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	291,567	—	(2,916)
Crash Champions, LLC	08/05/2025	Auto Sector	6.00%	3M L+500	4,750,756	4,703,891	4,655,741
Crash Champions, LLC (7)	05/14/2022	Auto Sector	—	—	6,749,244	—	(67,492)
DermaRite Industries LLC	03/03/2022	Auto Sector	8.00%	1M L+700	8,054,975	8,041,482	7,719,888
Dr. Squatch, LLC	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	13,514,714	13,247,087	13,244,419
Dr. Squatch, LLC (Revolver)	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	1,705,610	1,705,610	1,671,498
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	620,222	—	(12,404)
DRS Holdings III, Inc.	11/03/2025	Consumer Products	7.25%	3M L+625	9,975,000	9,881,551	9,905,175
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,782,555	—	(12,478)
ECL Entertainment, LLC	03/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,747,308	8,663,806	8,944,122
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	517,594	—	(2,588)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	3,500,000	3,487,100	3,500,000
Gantech Acquisition Corp.	05/14/2026	Business Services	7.25%	1M L+625	19,900,000	19,522,193	19,502,000
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	7.25%	1M L+625	497,771	497,771	487,816
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,493,313	—	(29,866)
Graffiti Buyer, Inc.	08/10/2027	Distribution	6.75%	3M L+575	1,994,048	1,954,772	1,964,137
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	892,857	—	(4,464)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	768,634	—	(17,832)
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	1,500,000	—	(15,000)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750,000	—	(7,500)
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	2,541,048	2,525,585	2,515,638
HW Holdco, LLC (Revolver)	12/10/2024	Media	5.50%	3M L+450	1,219,355	1,219,355	1,207,161
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	2,167,742	—	(21,677)
IG Investments Holdings, LLC	09/22/2028	Business Services	6.75%	3M L+600	4,518,304	4,428,218	4,427,938
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	476,879	—	—
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589,144	13,340,706	13,317,361
IMIA Holdings, Inc. (Revolver) (7)	04/09/2027	Aerospace and Defense	—	—	1,673,705	—	(33,474)
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.49%	3M L+550	17,220,295	17,116,076	17,134,194
Integrity Marketing Acquisition, LLC (7)	07/09/2023	Insurance	—	—	4,277,692	—	10,694
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,614,750	2,610,844	2,614,750
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,799,667	11,712,192	11,485,796
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872,143	872,143	848,944
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,065,952	—	(28,354)
Lash OpCo, LLC	02/18/2027	Consumer Products	8.00%	1M L+700	30,000,000	29,334,858	29,400,001
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	8.00%	1M L+700	291,142	291,142	285,319
Lash OpCo, LLC (Revolver) (7)	08/19/2026	Consumer Products	—	—	1,528,494	—	(30,570)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	790,306	785,493	740,754
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	4,993,874	4,922,030	4,993,874
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,165,780	—	—
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	1,035,618	1,035,618	1,035,618
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	737,293	737,293	737,293
Mars Acquisition Holdings Corp. (Revolver)(7)	5/14/2026	Media	—	—	806,142	—	(8,061)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694,444	—	(13,889)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,759,490	2,735,940	2,731,895
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(25,183)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	6.00%	3M L+500	6,952,830	6,813,773	6,813,773
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,880,414	—	—
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,880,414	—	—
NBH Group LLC	08/19/2026	Healthcare, Education and Childcare	6.50%	1M L+550	7,561,352	7,412,724	7,410,125
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,162,916	—	(23,258)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
OIS Management Services, LLC	07/09/2026	Healthcare, Education and Childcare	5.75%	3M L+475	3,892,500	$3,842,568	$3,834,113
OIS Management Services, LLC (7)	07/09/2023	Healthcare, Education and Childcare	—	—	1,433,333	—	(10,750)
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare, Education and Childcare	—	—	333,333	—	(5,000)
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.25%	3M L+625	14,919,643	14,630,941	14,658,549
ORL Acquisition, Inc.	09/03/2027	Business Services	6.25%	3M L+525	5,040,902	4,940,826	4,940,084
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	596,963	—	—
Ox Two, LLC	05/18/2026	Building Materials	7.00%	1M L+600	15,671,250	15,435,477	15,357,825
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	7.00%	1M L+600	645,161	645,161	632,258
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	1,774,194	—	(35,484)
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	23,674,669	20,421,188	22,372,562
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,461,198	2,122,969	2,325,832
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	6,187,790	6,094,679	6,064,035
Quantic Electronics, LLC (7)	11/19/2026	Aerospace and Defense	—	—	2,093,825	—	(20,938)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	528,486	—	(10,570)
Questex, LLC	09/09/2024	Media	6.00%	3M L+500	21,825,000	21,583,560	20,515,500
Questex, LLC (Revolver)	09/09/2024	Media	6.00%	3M L+500	2,154,255	2,154,255	2,025,000
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	1,436,170	—	(86,170)
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,227,142	—	(62,805)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050,000	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525,000	—	—
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,126,761	—	(11,268)
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	28,796,453	28,682,356	28,508,488
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	2,883,769	2,883,769	2,847,117
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(4,473)
Riverside Assessments, LLC	03/10/2025	Education	6.75%	3M L+575	16,173,514	15,951,570	15,769,176
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(18,293)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	298,972	298,972	298,972
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	298,972	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	512,170	507,440	489,123
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	8.00%	3M L+700	24,235	24,235	23,144
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	14,089	—	(634)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.75%	3M L+875	6,519,875	6,378,184	6,405,777
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	950,869	—	(16,640)
Signature Systems Holding Company - Term Loan II	12/31/2021	Chemicals, Plastics and Rubber	8.50%	3M L+750	806,452	802,420	798,387
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	8.50%	3M L+750	483,871	483,871	479,032
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	1,532,258	—	(15,323)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Education	6.00%	3M L+500	14,898,125	14,780,767	14,898,125
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875,000	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%	1M L+900	21,546,000	20,971,842	23,390,984
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620,155	—	(200)
The Bluebird Group LLC	07/27/2026	Business Services	8.00%	3M L+700	5,605,539	5,495,767	5,570,223
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	733,737	—	(4,623)
The Vertex Companies, LLC	08/30/2027	Business Services	6.50%	1M L+550	4,577,116	4,486,280	4,491,420
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	2,220,985	—	(19,373)
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	740,328	—	(13,861)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,771,084	1,771,084	1,717,952
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	15,506,132	15,347,022	15,506,132
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	2,702,152	—	—
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,136,641	4,136,641	4,136,641
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,643,571	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	363,610	—	—
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	6.75%	3M L+575	24,875,000	24,293,307	23,942,188
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.00%	3M L+500	1,628,686	1,612,485	1,620,542
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—	—	2,573,529	—	16,085
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(7,279)
Total First Lien Secured Debt						509,046,239	511,405,396
Second Lien Secured Debt—16.2%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	9.75%	3M L+900	17,000,000	16,506,150	16,872,500
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400,000	20,220,262	20,400,000
ENC Parent Corporation	08/19/2029	Business Services	8.25%	3M L+750	7,500,000	7,425,504	7,425,000
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,105,964	31,118,750
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	16,593,290	16,292,435	16,261,424
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,229	147,375
VT Topco, Inc.	08/17/2026	Business Services	7.06%	3M L+675	15,000,000	14,921,967	15,000,000
Total Second Lien Secured Debt						107,619,511	107,225,049
Subordinated Debt/Corporate Notes—8.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,334,994	14,165,120	14,334,994
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	42,467,662	42,150,188	42,680,001
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						56,315,308	57,014,995
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Preferred Equity/Partnership Interests—3.9% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240,000	240,000
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	944,468
Cascade Environmental LLC	—	Environmental Services	16.00%	—	178,304	17,607,478	21,133,488
Mars Intermediate Holdings II, Inc		Media	—	—	414	414,000	432,109
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	692,857
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	159,808	202,082
ORL Holdco, Inc.	—	Business Services	—	—	575	57,461	57,461
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527,026	1,878,601
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,012	262,278
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	30	29,804	29,804
Total Preferred Equity/Partnership Interests						21,294,589	25,873,148
Common Equity/Partnership Interests/Warrants—18.0% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	26,667	49,105
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	1,192,367
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	32,859
Atlas Investment Aggregator, LLC (9)	—	Telecomunications	—	—	1,700,000	1,700,000	1,710,022
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	478,175
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	475,439
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	631,576	635,147
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,902,358
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104,000	104,001
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	327,778	369,273
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	570,522	488,103
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	(82,419)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	40,735	564,506
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,152,560
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	3,331	333,128	338,986
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	4,072	—	—
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	135,598	3,557,503
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8,896	8,944
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,662,736
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	1,855	809,488	351,789
GCOM InvestCo LP (7),(9)	—	Business Services	—	—	965	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	844,156
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	5,319,880
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450,000	613,335
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040,000	3,220,546
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	389,697	433,917
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	—	60,807,873
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	—	6,616,373
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	2,195,042
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,147,039
KL Stockton Co-Invest LP (Any Hour Services) (9)	—	Personal, Food and Miscellaneous Services	—	—	382,353	382,353	382,353
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	1,043,693
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	314,579
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	169,217
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	126,202
Municipal Emergency Services, Inc.	—	Distribution	—	—	1,593,514	1,593,514	1,593,514
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,262,435	1,536,711
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3,261	186,421
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	978,695	1,624,567
(Holdco Sands Intermediate, LLC) (9)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	62,500	62,501
ORL Holdco, Inc.	—	Business Services	—	—	638	6,385	6,385
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	65,957	365,036
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24,000	20,625
RFMG Parent, LP (Rancho Health MSO, Inc.)	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050,000	1,253,055
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	278,256
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80,370	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,889,568
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,534,020
Class B (US Dominion, Inc.)
StellPen Holdings, LLC (CF512, Inc.)	—	Media	—	—	153,846	153,846	153,846

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	$232,554	$259,757
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,527	32,967
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	608	608	608
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,021,880	914,497
UniVista Insurance	—	Business Services	—	—	400	400,000	405,264
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231,400	411,287
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	5,226,979
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						35,535,722	118,981,523
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						729,811,369	820,500,111
Investments in Non-Controlled, Affiliated Portfolio Companies—7.6% (1), (2)
Preferred Equity/Partnership Interests—6.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	—
ETX Energy, LLC - Series X (9)	—	Oil and Gas	—	—	10,944	1,094,400	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	41,022,520
Total Preferred Equity/Partnership Interests						22,659,789	41,022,520
Common Equity/Partnership Interests/Warrants—1.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	9,138,871
Total Common Equity/Partnership Interests/Warrants						56,063,531	9,138,871
Total Investments in Non-Controlled, Affiliated Portfolio Companies						78,723,320	50,161,391
Investments in Controlled, Affiliated Portfolio Companies—58.3% (1), (2)
First Lien Secured Debt—6.2%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+700	£30,500,000	42,389,025	41,124,675
Total First Lien Secured Debt						42,389,025	41,124,675
Second Lien Secured Debt—10.6%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	11,086,944	11,086,944	11,086,944
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	58,581,522	58,276,260	58,581,522
			(PIK 11.00%)
Total Second Lien Secured Debt						69,363,204	69,668,466
Subordinated Debt—9.7%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,154,570	64,154,570	64,154,570
Total Subordinated Debt						64,154,570	64,154,570
Preferred Equity—2.0% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	13,412,023
Total Preferred Equity						11,271,750	13,412,023
Common Equity—29.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	254,276
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,515,842	11,013,353
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,892,823	41,159,625
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,158,977	62,131,082
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	81,710,262
Total Common Equity						225,408,212	196,268,598
Total Investments in Controlled, Affiliated Portfolio Companies						412,586,761	384,628,332
Total Investments—190.2%						1,221,121,450	1,255,289,834
Cash and Cash Equivalents—3.1%
BlackRock Federal FD Institutional 30						18,219,519	18,219,519
BNY Mellon Cash Reserve and Cash						2,163,440	2,137,497
Total Cash and Cash Equivalents						20,382,959	20,357,016
Total Investments and Cash Equivalents—193.2%						$1,241,504,409	$1,275,646,850
Liabilities in Excess of Other Assets—(93.2%)							(615,502,744)
Net Assets—100.0%							$660,144,106

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, qualifying assets represent 88% of the Company’s total assets and non-qualifying assets represent 12% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on The Nasdaq Global Select Market under the symbol “PNNT.”

We have entered into an investment management agreement, or the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages the day-to-day operations of and provides investment advisory services to SBIC II under a separate investment management agreement. We have also entered into an administration agreement, or the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to SBIC II under a separate administration agreement. See Note 3.

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

Funding I, a wholly-owned subsidiary and a special purpose entity of the Company prior to July 31, 2020, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and, and prior to deconsolidation, had irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement did not increase our consolidated management fee. The BNP Credit Facility allows Funding I to borrow up to $250 million at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points during the reinvestment period. The BNP Credit Facility is secured by all of the assets held by Funding I. Funding I is no longer a subsidiary of PennantPark Investment as result of the joint venture described below.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the global outbreak of the novel coronavirus (“COVID-19”) and any other parameters used in determining these estimates and assumptions could cause actual results to differ from such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions in consolidation. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

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

(b)	Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments, the Credit Facilities and, prior to their redemption, the 2019 Notes during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2021 we had no portfolio companies on non-accrual. As of September 30, 2020, we had two portfolio companies on non-accrual, representing 4.9% and 3.4% of our overall portfolio on a cost and fair value basis, respectively.

(c)	Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. Federal income tax purpose, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to U.S. federal, state and local income taxes. For the years ended September 30, 2021, 2020 and 2019, we recorded a provision for taxes of $0.6 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes and franchise taxes related to the Taxable Subsidiaries), $1.2 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes related to Taxable Subsidiaries) and $1.2 million (approximately one-half of which was for U.S. federal excise tax and the remainder for U.S. federal and state income taxes related to Taxable Subsidiaries), respectively.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

(d)	Distributions and Capital Transactions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid, if any, as a distribution is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually. The tax attributes for distributions will generally include ordinary income and capital gains but may also include certain tax-qualified dividends and/or a return of capital.

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

(h)Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact that the adoption of this guidance will have on the Company’s financial statements.

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

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned base management fees of $17.3 million, $18.6 million and $18.2 million, respectively, from us.

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. From December 31, 2015 through December 31, 2017, the Investment Adviser voluntarily agreed, in consultation with the board of directors, to irrevocably waive 16% of incentive fees, correlated to our 16% energy cost exposure (oil & gas and energy & utilities industries) at cost as of December 31, 2015. Additionally, beginning April 1, 2020 and through March 31, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser earned $0.6 million, $2.7 million (after a waiver of $1.9 million) and $5.1 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2021, 2020 and 2019, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2021. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2021, 2020 and 2019, we reimbursed the Investment Adviser approximately $1.2 million, $1.4 million and $1.8 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for services described above.

For the years ended September 30, 2021, 2020 and 2019, the Company purchased zero, $15.0 million and zero, respectively, in total investments from an affiliated fund managed by our Investment Adviser in accordance with, and pursuant to, procedures adopted under Rule 17a-7 of the 1940 Act.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2021, 2020 and 2019 totaled $456.5 million, $333.9 million and $545.6 million, respectively. Sales and repayments of investments for the same periods totaled $434.5 million, $162.7 million and $426.5 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	September 30, 2021		September 30, 2020
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$551,435,262	$552,530,069	$451,763,766	$439,013,082
Second lien	176,982,716	176,893,514	238,335,508	220,843,480
Subordinated debt / corporate notes	56,315,308	57,014,996	50,780,591	50,569,409
Subordinated notes in PSLF	64,154,570	64,154,570	63,000,000	63,000,000
Equity	338,340,770	363,537,060	328,471,250	272,082,870
Equity in PSLF	33,892,823	41,159,625	33,221,176	36,262,577
Total investments	1,221,121,450	1,255,289,834	1,165,572,291	1,081,771,418
Cash and cash equivalents	20,382,959	20,357,016	25,801,087	25,806,002
Total investments and cash and cash equivalents	$1,241,504,409	$1,275,646,851	$1,191,373,378	$1,107,577,420

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2021 (1)	September 30, 2020
Healthcare, Education and Childcare	23%	17%
Business Services	9	4
Consumer Products	9	6
Distribution	7	4
Energy and Utilities	7	9
Media	7	6
Environmental Services	6	6
Hotels, Motels, Inns and Gaming	4	4
Building Materials	3	4
Education	3	3
Home and Office Furnishings	3	3
Aerospace and Defense	2	2
Electronics	2	4
Insurance	2	4
Other Media	2	2
Printing and Publishing	2	2
Telecommunications	2	2
Transportation	2	2
Cargo Transport	1	—
Chemicals, Plastics and Rubber	1	2
Manufacturing / Basic Industries	1	1
Personal and Non-Durable Consumer Products	1	—
Personal, Food and Miscellaneous Services	1	4
Other	—	9
Total	100%	100%

(1)	Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2021 and 2020 PSLF had total assets of $417.4 million and $361.8 million, respectively. PSLF’s portfolio consisted of debt investments in 47 and 37 portfolio companies as of September 30, 2021 and 2020, respectively. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. As of September 30, 2020, at fair value, the largest investment in a single portfolio company in PSLF was $18.4 million and the five largest investments totaled $77.9 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2021 and 2020 we and Pantheon owned 60.5% and 39.5%, and 72.0% and 28.0%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2021 and 2020, our investment in PSLF consisted of subordinated notes of $64.2 million and equity interests of $41.2 million and subordinated notes of $63.0 million and equity interests of $36.3 million.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $275.0 million (increased from $250.0 million on November 6, 2020) senior secured revolving credit facility which bears interest at LIBOR (or an alternative risk-free interest rate index) plus 260 basis points, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

Below is a summary of PSLF’s portfolio at fair value:

	September 30, 2021	September 30, 2020
Total investments	$405,232,480	$353,366,358
Weighted average yield on debt investments	7.1%	7.3%
Number of portfolio companies in PSLF	47	37
Largest portfolio company investment	$16,816,670	$18,411,916
Total of five largest portfolio company investments	$74,444,646	$77,896,431

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

Below is a listing of PSLF’s individual investments as of: September 30, 2021

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,987,500	$4,919,652	$4,912,688
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921,231	911,674	863,654
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625,244	14,480,504	14,478,992
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500,000	6,378,125	6,370,000
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569,222	6,517,624	6,503,530
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,346,690	3,313,038	3,313,223
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,443,750	7,335,875	7,294,875
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729,432	13,673,678	13,729,432
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985,000	5,873,298	5,865,300
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428,053	13,335,008	13,334,057
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,603,846	4,559,898	4,707,433
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,826,993	2,804,979	2,770,453
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,462,500	7,360,276	7,425,188
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955,000	5,819,284	5,895,450
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,070,714	11,934,092	12,010,361
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,587,500	14,499,086	14,441,625
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059,429	8,889,612	8,878,241
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868,080	7,803,025	7,828,740
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420,290	9,420,290	9,420,290
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,587,500	14,478,841	14,199,473
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,119,558	2,106,623	1,986,661
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,471,593	12,273,343	12,471,593
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,816,670	16,728,518	16,816,670
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,836,801	5,581,189	5,253,121
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000,000	7,851,584	7,920,000
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481,250	7,337,946	7,331,625
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386,132	13,271,890	13,252,270
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805,440	3,777,669	3,735,687
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,334,912	13,201,809	13,068,214
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,231,625	5,140,072	5,231,625
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950,000	9,774,928	9,850,500
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,694,656	14,601,817	14,507,887
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,245,909	3,216,526	3,205,984
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632,493	7,526,205	7,441,681
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232,159	5,180,794	5,232,159
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500,000	13,396,987	13,365,000
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,881,773	11,758,141	11,881,773
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,098,653	12,002,839	12,038,160
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967,133	4,891,093	4,965,530
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593,270	4,557,883	4,547,337
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,996,753	2,883,779	2,980,511
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593,148	5,537,216	5,425,353
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773,152	12,642,764	12,773,152
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,647,753	9,514,502	9,647,753
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950,000	9,853,217	9,950,000
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710,212	4,676,033	4,686,661
Vision Purchaser Corporation	06/10/25	Media	7.75%		14,248,804	14,055,791	14,035,072
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%		7,424,623	7,360,375	7,387,500

Total First Lien Secured Debt					409,602,447	405,009,393	405,232,480
Cash and Cash Equivalents—18.9%
BlackRock Federal FD Institutional 30						11,013,454	11,013,454
US Bank Cash
Total Cash and Cash Equivalents						11,013,454	11,013,454
Total Investments and Cash Equivalents—592.7%						$416,022,848	$416,245,935
Liabilities in Excess of Other Assets—(492.7)%							(348,213,498)
Members' Equity—100.0%							$68,032,437

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

September 30, 2021

Below is a listing of PSLF’s individual investments as of: September 30, 2020

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	September 30, 2021	September 30, 2020
Assets
Investments (cost—$405,009,393 and $358,023,408, respectively)	$405,232,480	$353,366,358
Cash and cash equivalents (cost—$11,013,454 and $7,536,719, respectively)	11,013,454	7,536,719
Interest receivable	1,175,230	877,008
Total assets	417,421,164	361,780,085
Liabilities
Distribution payable	2,800,000	1,393,716
Payable for investments purchased	12,792,969	5,700,000
Credit facility payable	224,000,000	213,500,000
Notes payable to members	106,040,612	87,500,000
Interest payable on credit facility	1,499,406	1,649,852
Interest payable on members notes	1,643,629	1,356,250
Accrued other expenses	612,111	315,576
Total liabilities	349,388,727	311,415,394
Commitments and contingencies (1)	—	—
Members' equity	68,032,437	50,364,691
Total liabilities and members' equity	$417,421,164	$361,780,085

(1)	For the years ended of September 30, 2021 and 2020, PSLF did not have any unfunded commitments to fund investments.

Statements of Operations (1)
	Period Ended September 30,	Period Ended September 30,
	2021	2020
Investment income:
Interest	$27,489,180	$4,504,788
Other income	1,802,790	2,444
Total investment income	29,291,970	4,507,232
Expenses:
Interest and expenses on credit facility	6,283,544	1,039,327
Interest expense on members notes	9,532,516	1,356,250
Administrative services expenses	1,171,860	195,310
Other general and administrative expenses (2)	446,588	120,266
Total expenses	17,434,508	2,711,153
Net investment income	11,857,462	1,796,079
Realized and unrealized gain on investments:
Net realized gain on investments	544,547	254,653
Net change in unrealized appreciation on investments	4,880,137	2,173,436
Net realized and unrealized gain from investments	5,424,684	2,428,089
Net increase in members' equity resulting from operations	$17,282,146	$4,224,168

(1)	PSLF commenced operations on July 31, 2020.
(2)	No management or incentive fees are payable by PSLF.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1 and our 2026 Notes are classified as

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2019 Notes, our SBA debentures, our 2024 Notes, our 2026 Notes and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$90,266,035	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	462,264,033	Market Comparable	Market yield	6.1% – 13.1% (8.1%)
Second lien	39,297,500	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	126,509,070	Market Comparable	Market yield	10.3% – 11.5% (10.7%)
Second lien	11,086,944	Enterprise Market Value	EBITDA multiple	5.4x
Subordinated debt / corporate notes	121,169,566	Market Comparable	Market yield	9.6% – 17.1% (12.5%)
Equity	278,486,160	Enterprise Market Value	EBITDA multiple	2.6x – 18.5x (8.5x)
Equity	60,807,873	Enterprise Market Value	DLOM(2)	9.3%
Equity	21,133,488	Market Comparable	Market yield	20.4%
Total Level 3 investments	$1,211,020,669
Truist Credit Facility	$314,813,145	Market Comparable	Market yield	2.4%

(1)	The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)	DLOM is defined as discount for lack of marketability

Asset Category	Fair value at September 30, 2020	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$38,794,224	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	400,218,858	Market Comparable	Market yield	6.4% – 15.0% (9.0%)
Second lien	202,060,703	Market Comparable	Market yield	8.4% – 11.0% (10.0%)
Second lien	18,782,777	Enterprise Market Value	EBITDA multiple	8.5x
Subordinated debt / corporate notes	113,569,409	Market Comparable	Market yield	9.4% – 16.1% (12.0%)
Equity	253,101,893	Enterprise Market Value	EBITDA multiple	4.6x – 22.0x (11.4x)
Equity	17,652,053	Market Comparable	Market yield	19.1%
Total Level 3 investments	$1,044,179,917
Truist Credit Facility	$368,701,972	Market Comparable	Market yield	3.8%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

(3)	The weighted averages disclosed in the table above were weighted by their relative fair value.

Our investments, cash and cash equivalents, Credit Facility, SBA debentures, 2024 Notes and 2026 Notes were categorized as follows in the fair value hierarchy:

	Fair Value at September 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$850,593,147	$—	$—	$850,593,148	$—
Equity investments	404,696,684	3,109,539	—	360,427,521	41,159,625
Total investments	1,255,289,831	3,109,539	—	1,211,020,669	41,159,625
Cash and cash equivalents	20,357,016	20,357,016	—	—	—
Total investments and cash and cash equivalents	$1,275,646,847	$23,466,555	$—	$1,211,020,667	$41,159,625
Truist Credit Facility	$314,813,145	$—	$—	$314,813,145	$—
SBA Debentures (2)	62,158,642	—	—	62,158,642	—
2024 Notes (2)	84,503,061	84,503,061	—	—	—
2026 Notes (2)	145,865,253	—	145,865,253	—	—
Total debt	$607,340,101	$84,503,061	$145,865,253	$376,971,787	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes and the 2026 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2021, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2020
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$773,425,971	$—	$—	$773,425,971	$—
Equity investments	308,345,447	1,328,924	—	270,753,946	36,262,577
Total investments	1,081,771,418	1,328,924	—	1,044,179,917	36,262,577
Cash and cash equivalents	25,806,002	25,806,002	—	—	—
Total investments and cash and cash equivalents	$1,107,577,420	$27,134,926	$—	$1,044,179,917	$36,262,577
Truist Credit Facility	$368,701,972	$—	$—	$368,701,972	$—
SBA Debentures (2)	115,772,677	—	—	115,772,677	—
2024 Notes (2)	83,837,560	83,837,560	—	—	—
Total debt	$568,312,209	$83,837,560	$—	$484,474,649	$—

(3)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(4)

We elected not to apply ASC 825-10 to the SBA debentures and the 2024 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2020, the carrying value of the SBA debentures approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Year Ended September 30, 2021
Description	Debt investments	Equity investments	Totals
Beginning Balance	$773,425,971	$270,753,946	$1,044,179,917
Net realized gain (loss)	(2,769,793)	32,722,785	29,952,992
Net change in unrealized depreciation	32,159,186	79,804,054	111,963,240
Purchases, PIK interest, net discount accretion and non-cash exchanges	414,127,196	45,270,058	459,397,254
Sales, repayments and non-cash exchanges	(366,349,412)	(68,123,322)	(434,472,734)
Transfers in/out of Level 3	—	—	—
Ending Balance	$850,593,148	$360,427,521	$1,211,020,669
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$29,959,237	$85,912,588	$115,871,825

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

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

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Years Ended September 30,
Long-Term Credit Facilities	2021	2020
Beginning Balance (cost – $388,252,000 and $472,636,000, respectively)	$360,701,972	$465,390,214
Net change in unrealized (depreciation) appreciation included in earnings	17,818,273	(12,304,242)
Borrowings (1)	310,311,500	298,000,000
Repayments (1)	(374,018,600)	(145,384,000)
Transfers in and/or out of Level 3 (2)	—	(245,000,000)
Ending Balance (cost – $316,544,900 and $380,252,000, respectively)	$314,813,145	$360,701,972
Temporary draws outstanding, at cost	—	8,000,000
Ending Balance (cost – $316,544,900 and $388,252,000, respectively)	$314,813,145	$368,701,972

(1)	Excludes temporary draws.
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

As of September 30, 2021, we had outstanding non-U.S. dollar borrowings on our Credit Facilities. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,044,900	$39,102,150	December 17, 2021	$(942,750)

As of September 30, 2020, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£28,000,000	$38,752,000	$36,198,400	December 18, 2020	$(2,553,600)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities and, prior to their redemption, the 2019 Notes. We elected to use the fair value option for the Credit Facilities and, prior to their redemption, the 2019 Notes to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, zero and $7.1 million relating to amendment costs on the Credit Facilities during the years ended September 30, 2021, 2020 and 2019, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities and, prior to their redemption, the 2019 Notes are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes and the SBA debentures.

For the year ended September 30, 2021, the Credit Facility had a net change in unrealized appreciation of $17.8 million. For the years ended September 30, 2020 and 2019, the Credit Facilities and the 2019 Notes had a net change in unrealized depreciation of $12.3 million and $5.7 million, respectively. As of September 30, 2021, the net unrealized depreciation on Truist Credit Facility totaled $1.7 million. As of September 30, 2020, the net unrealized depreciation on our Credit Facilities totaled $19.6 million. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities and, prior to their redemption, the 2019 Notes in a manner consistent with the valuation process that the board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2021 were as follows:

Name of Investment	Fair Value at September 30, 2020	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2021	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$37,772,115	$2,706,650	$—	$900,186	$41,378,951	$3,081,272	$—	$—	$—
Mailsouth Inc. (2)	$18,782,777	11,086,942	(19,708,359)	11,938,935	22,100,296	1,275,851	—	—	(19,708,359)
PennantPark Senior Loan Fund, LLC *	99,262,577	1,826,218	—	4,225,401	105,314,196	5,845,157	—	6,361,000	—
PT Networks, LLC	91,384,649	6,190,946	—	36,549,031	134,124,626	79,713	6,222,805	—	—
RAM Energy LLC	89,923,518	—	—	(8,213,256)	81,710,262	—	—	—	—
Total Controlled Affiliates	$337,125,636	$21,810,756	$(19,708,359)	45,400,297.55	$384,628,332	$10,281,992	$6,222,805	$6,361,000	$(19,708,359)
Non-Controlled Affiliates
ETX Energy, LLC	$5,055,851	$—	$—	(5,055,851)	$—	$—	$—	$—	$—
MidOcean JF Holdings Corp.	22,698,042	—	—	27,463,350	50,161,391	—	—	—	—
Total Non-Controlled Affiliates	$27,753,893	$—	$—	$22,407,499	$50,161,391	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$282,800,697	$21,810,756	$(19,708,359)	$67,807,797	$434,789,723	$10,281,992	$6,222,805	$6,361,000	$(19,708,359)

(1)	Includes PIK.
(2)	Mailsouth Inc. became a controlled affiliate during the quarter ended December 31, 2020.
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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Years Ended September 30,
	2021	2020	2019
Numerator for net increase (decrease) in net assets resulting from operations	$166,616,905	$(15,969,753)	$15,924,806
Denominator for basic and diluted weighted average shares	67,045,105	67,045,105	67,708,683
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$2.49	$(0.24)	$0.24

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

As of September 30, 2021 and 2020, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes:

	Years Ended September 30,
	2021	2020	2019
Decrease in paid-in capital	$(632,057)	$(567,128)	$(1,067,350)
Decrease in accumulated net realized gain	(1,773,454)	(1,805,680)	(2,136,670)
Increase in undistributed net investment income	2,405,511	2,372,808	3,204,020

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income:

	Years Ended September 30,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$166,616,905	$(15,969,753)	$15,924,806
Net realized (gain) loss on investments	(30,020,831)	20,827,252	108,515,658
Net change in unrealized (appreciation) depreciation on investments and debt	(100,119,094)	33,872,713	(79,843,493)
Other book-to-tax differences	(5,333,577)	1,752,182	2,985,657
Other non-deductible expenses	2,647,457	2,837,966	2,874,707
Taxable income before dividends paid deduction	$33,790,860	$43,320,360	$50,457,335

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2021	2020	2019
Undistributed net investment income – tax basis	$23,560,452	$21,934,012	$22,848,424
Short-term realized loss carried forward	(1,578,244)	(2,528,068)	(24,269,334)
Long-term realized loss carried forward	$(165,036,666)	$(198,740,522)	$(156,069,237)
Distributions payable and other book to tax differences	(15,367,982)	(18,407,316)	(18,494,772)
Net unrealized appreciation (depreciation) on investments and debt	31,506,528	(64,241,330)	(30,368,617)
Total accumulated deficit – book basis	$(126,915,912)	$(261,983,224)	$(206,353,536)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2021	2020	2019
Ordinary income (including short-term gains, if any)	$32,181,650	$40,227,063	$48,449,313
Long-term capital gain	—	—	—
Total distributions	$32,181,650	$40,227,063	$48,449,313
Total distributions declared per share	$0.48	$0.60	$0.72

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2021 and 2020, cash and cash equivalents consisted of money market funds in the amounts of $20.4 million and $25.8 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30:

	2021	2020	2019	2018	2017
Per Share Data:
Net asset value, beginning of year	$7.84	$8.68	$9.11	$9.10	$9.05
Net investment income (1)	0.54	0.58	0.66	0.75	0.79
Net realized and unrealized (loss) gain (1)	1.94	(0.82)	(0.42)	(0.07)	0.08
Net (decrease) increase in net assets resulting from operations (1)	2.49	(0.24)	0.24	0.68	0.87
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.48)	(0.60)	(0.72)	(0.72)	(0.82)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(0.48)	(0.60)	(0.72)	(0.72)	(0.82)
Repurchase of common stock (1)	—	—	0.05	0.05	—
Net asset value, end of year	$9.85	$7.84	$8.68	$9.11	$9.10
Per share market value, end of year	$6.49	$3.19	$6.27	$7.46	$7.51
Total return (3)	120.98%	(39.62)%	(6.28)%	9.70%	10.80%
Shares outstanding at end of year	67,045,105	67,045,105	67,045,105	69,053,958	71,060,836
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (6)	3.74%	4.91%	4.83%	4.99%	5.78%
Ratio of interest and expenses on debt to average net assets (5)	3.73%	6.22%	6.29%	3.54%	4.69%
Ratio of total expenses to average net assets (5), (6)	7.47%	11.13%	11.12%	8.53%	10.47%
Ratio of net investment income to average net assets (5)	6.04%	7.01%	7.35%	8.28%	8.67%
Net assets at end of year	$660,144,107	$525,708,852	$581,905,668	$628,901,895	$646,808,471
Weighted average debt outstanding (7)	$649,665,619	$794,641,334	$638,424,193	$504,963,762	$605,661,674
Weighted average debt per share (1), (7)	$9.69	$11.85	$9.43	$7.14	$8.52
Asset coverage per unit (8)	$2,208	$2,078	$2,066	$2,919	$2,998
Average market value per unit (9), (10)	$25.13	$23.47	$24.87	$—	$—
Portfolio turnover ratio	37.74%	12.74%	35.44%	56.51%	43.60%

(1)	Based on the weighted average shares outstanding for the respective periods.
(2)	The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)	Based on the change in market price per share during the period and assumes distributions, if any, are reinvested.
(4)	Excludes debt related costs.
(5)	Includes interest and expenses on debt (annualized) as well as Credit Facility amendment and debt issuance costs, if any (not annualized).
(6)

For the years ended September 30, 2020, 2019, 2018 and 2017, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 4.65%, 5.26%, 5.21% and 6.65%, respectively, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 9.12%, 11.48%, 8.75% and 11.33%, respectively.

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

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2021, 2020 and 2019, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, debt issuance costs on the BNP Credit Facility and amortized upfront fees on SBA debentures, 2024 Notes and 2026 Notes, was 3.5%, 4.0% and 6.0%, respectively. As of September 30, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2021 and 2020, our asset coverage ratio, as computed in accordance with the 1940 Act, was 221% and 208%, respectively.

BNP Credit Facility

On February 22, 2019, Funding I closed the BNP Credit Facility for up to $250.0 million in borrowings with certain lenders and BNP Paribas, as administrative agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent. As of July 31, 2020, Funding I is no longer a subsidiary of the Company consolidated in our financial statements and thus the BNP credit facility is no longer presented on the Statement of Assets and Liabilities (See Note 4). As of September 30, 2019, Funding I had $171.0 million in outstanding borrowings under the BNP Credit Facility. The BNP Credit Facility had a weighted average interest rate of 4.6% as of September 30, 2019. The BNP Credit Facility is a five-year revolving facility with a stated maturity date of February 22, 2024 and pricing set at 260 basis points over LIBOR (or an alternative risk-free floating interest rate index). The BNP Credit Facility was secured by all of the assets of Funding I. Prior to deconsolidation on July 31, 2020, we owned 100% of the equity interest in Funding I and treated the indebtedness of Funding I as our leverage. Our Investment Adviser served as the servicer to Funding I in connection with the BNP Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

Truist Credit Facility

As of September 30, 2021, we had the multi-currency Truist Credit Facility for up to $435.0 million (decreased from $475.0 million on May 25, 2021 pursuant to its terms) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2021 and 2020, we had $316.5 million and $388.3 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.5%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2021 and 2020. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of September 30, 2021 and 2020, we had $118.5 million and $86.7 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2021, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $63.5 million and $118.5 million as of September 30, 2021 and 2020, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both September 30, 2021 and 2020, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the years ended September 30, 2021 and 2020, $55.0 million and $31.5 million in SBA debentures were repaid, respectively. As of September 30, 2021 and 2020, the unamortized fees on the SBA debentures were $1.3 million and $2.7 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.3%	$63,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2020 Principal Balance
March 23, 2016	March 1, 2026	2.9%	22,500,000
September 21, 2016	September 1, 2026	2.4	10,000,000
September 20, 2017	September 1, 2027	2.9	27,500,000
March 21, 2018	March 1, 2028	3.5	58,500,000
Weighted Average Rate / Total		3.2%	$118,500,000

(1)	Excluding 3.4% of upfront fees.

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

2024 Notes

As of September 30, 2021 and 2020, we had $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes is paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year. The 2024 Notes mature on October 15, 2024. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2024 Notes are structurally subordinated to our SBA debentures and the assets pledged or secured under our Credit Facility. The 2024 Notes may be repurchased from time to time in open market purchases and privately-negotiated transactions.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2021

12. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2021 and 2020, we had $104.8 million and $37.4 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2021, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for PT Networks, LLC as of September 30, 2021 and 2020 as well as for the years ended September 30, 2021, 2020 and 2019. In accordance with Rule 3-09, separate audited financial statements of RAM Energy Holdings LLC for the years ended September 30, 2021, 2020 and 2019 are being filed herewith as Exhibit 99.2, Exhibit 99.3 and Exhibit 99.4, respectively. In addition, audited financial statements will be filed for PT Networks, LLC. Similarly, in accordance with Rule 4-08(g) of Regulation S-X which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4. To review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements.

PT Networks, LLC:

Balance Sheet (1)	September 30, 2021	September 30, 2020
Current assets	$55,422	$53,466
Noncurrent assets	217,045	215,550
Current liabilities	31,451	54,504
Noncurrent liabilities	$211,047	$189,677

	Years Ended September 30,
Income Statement (1)	2021	2020	2019
Total revenue	$254,761	$213,886	$196,543
Total expenses	(252,188)	(225,655)	(246,066)
Net loss	$2,573	$(11,769)	$(49,523)

(1)	All amounts are in thousands.

14. STOCK REPURCHASE PROGRAM

On May 9, 2018, we announced a share repurchase program which allowed us to repurchase up to $30 million of our outstanding common stock in the open market at prices below our NAV as reported in our then most recently published consolidated financial statements. The program expired on May 9, 2019. For the year ended September 30, 2019, we repurchased 2.0 million shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $14.5 million.

15. SUBSEQUENT EVENTS

Subsequent to September 30, 2021, we entered into an underwriting agreement, or the Underwriting Agreement, dated October 14, 2021, by and among the Company, the Investment Adviser, the Administrator and Raymond James & Associates, Inc., Keefe, Bruyette & Woods, Inc. and Truist Securities, Inc., as representatives of the several underwriters named on Schedule A to the Underwriting Agreement, in connection with the issuance and sale of $165.0 million aggregate principal amount of the Company’s 4.0% Notes due 2026, or the 2026-2 Notes. On October 21, 2021, we closed the transaction and issued $165.0 million in aggregate principal amount of our 2026-2 Notes at a public offering price per note of 99.436%. Interest on the 2026-2 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.0% per year, commencing May 1, 2022. The 2026-2 Notes mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026-2 Notes are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026-2 Notes are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026-2 Notes on any securities exchange or automated dealer quotation system.

On October 14, 2021, we announced that we will redeem $86,250,000 in principal amount of the 2024 Notes in full on November 13, 2021. We redeemed in full the 2024 Notes with a principal amount of $86.3 million on November 13, 2021. The 2024 Notes were redeemed at a redemption price of $25 per 2024 Note, plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, November 13, 2021.

Subsequent to quarter end, PNNT had new funded investment of $97.8 million, net of sales and repayments.

 Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

None.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.7

Fourth Supplemental Indenture, dated as of April 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00736), filed April 22, 2021).

4.8	Form of 4.50% Notes due 2026 (included as part of Exhibit 4.7).

4.9

Fifth Supplemental Indenture, dated as of October 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00736), filed on October 21, 2021).

4.10	Form of 4.50% Notes due 2026 (included as part of Exhibit 4.9).

4.11	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

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

10.6

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

10.7

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

10.8

First Amendment to the Amended and Restated Limited Liability Company Agreement of PennantPark Senior Loan Fund, LLC, dated as of October 31, 2020, by and among PennantPark Investment Corporation, Pantheon Private Debt Program SCSp SICAV – RAIF In Respect Of Its Compartment Pantheon Senior Debt Secondaries II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Pantheon Credit Opportunities II (USD), Pantheon Private Debt Program SCSp SICAV-RAIF In Respect Of Its Compartment Tubera Credit 2020 and Solutio Premium Private Debt I SCSp (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K (File No. 814-00736), filed on November 19, 2020).

10.9

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

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

23.2*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2021.

99.3*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2020.

99.4*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2019.

99.5*	Report of RSM US LLP on Senior Securities Table.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2021.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 17, 2021
Arthur H. Penn

/s/ RICHARD CHEUNG	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2021
Richard Cheung

/s/ ADAM K. BERNSTEIN	Director	November 17, 2021
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 17, 2021
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 17, 2021
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 17, 2021
Samuel L. Katz