Form 10-Q
period 2021-12-31
PENNANTPARK INVESTMENT CORP
filed 2022-02-09
CIK 1383414

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue, Miami Beach, Florida	33319
(Address of principal executive offices)	(Zip Code)

(212) 905-1000

(Registrant’s Telephone Number, Including Area Code)

590 Madison Avenue, 15th Floor

New York, New York 10022

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	☒
Non-accelerated filer		Smaller reporting company	
Emerging growth company	

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 9, 2022 was 67,045,105.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers to PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and the Truist Credit Facility collectively; “2024 Notes” refers to our 5.50% Notes due 2024; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	September 30, 2021
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$890,776,532 and $729,811,369, respectively)	$931,825,423	$820,500,111
Non-controlled, affiliated investments (cost—$47,449,723 and $78,723,320, respectively)	51,121,783	50,161,391
Controlled, affiliated investments (cost—$426,263,178 and $412,586,761, respectively)	462,442,536	384,628,332
Total investments (cost—$1,364,489,433 and $1,221,121,450, respectively)	1,445,389,742	1,255,289,834
Cash and cash equivalents (cost—$39,570,438 and $20,382,959, respectively)	39,581,423	20,357,016
Interest receivable	5,408,144	4,958,217
Receivable for investments sold	25,614,110	12,792,969
Distribution receivable	1,815,000	1,694,000
Total assets	1,517,808,419	1,295,092,036
Liabilities
Distributions payable	8,045,413	8,045,413
Payable for investments purchased	595,350	8,407,287
Truist Credit Facility payable, at fair value (cost—$445,223,900 and $316,544,900, respectively) (See Notes 5 and 10)	444,487,950	314,813,145
2024 Notes payable, net (par— zero and $86,250,000, respectively) (See Notes 5 and 10)	—	84,503,061
2026 Notes payable, net (par— $150,000,000) (See Notes 5 and 10)	146,090,709	145,865,253
2026 Notes-2 payable, net (par— $165,000,000 and zero, respectively) (See Notes 5 and 10)	160,732,762	—
SBA debentures payable, net (par—$63,500,000) (See Notes 5 and 10)	62,207,567	62,158,642
Base-management fee payable, net (See Note 3)	5,108,859	4,580,227
Performance based-incentive fee payable (See Note 3)	2,656,598	574,728
Interest payable on debt	4,011,871	4,942,513
Deferred tax liability	5,045,141	—
Accrued other expenses	1,216,808	1,057,660
Total liabilities	840,199,028	634,947,929
Commitments and contingencies (See Note 11)
Net assets
Common stock, 67,045,105 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	67,045	67,045
Paid-in capital in excess of par value	786,992,974	786,992,974
Accumulated deficit	(109,450,628)	(126,915,912)
Total net assets	$677,609,391	$660,144,107
Total liabilities and net assets	$1,517,808,419	$1,295,092,036
Net asset value per share	$10.11	$9.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$15,540,240	$11,432,511
Payment-in-kind	2,410,294	1,458,798
Other income	4,190,708	481,125
From non-controlled, affiliated investments:
Payment-in-kind	—	—
From controlled, affiliated investments:
Interest	2,266,807	2,276,776
Payment-in-kind	2,126,309	1,562,250
Dividend income	1,815,000	1,521,000
Total investment income	28,349,358	18,732,460
Expenses:
Base management fee (See Note 3)	5,108,859	4,114,428
Performance-based incentive fee (See Note 3)	2,656,598	—
Interest and expenses on debt (See Note 10)	6,886,467	5,004,131
Administrative services expenses (See Note 3)	250,000	505,020
Other general and administrative expenses	723,100	643,483
Expenses before provision for taxes	15,625,024	10,267,062
Provision for taxes	200,000	150,000
Net expenses	15,825,024	10,417,062
Net investment income	12,524,334	8,315,398
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	5,201,459	2,130,958
Non-controlled and controlled, affiliated investments	(31,273,597)	(19,708,359)
Debt extinguishment	(1,669,298)	—
Net realized loss on investments and debt	(27,741,436)	(17,577,401)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(49,603,030)	76,405,417
Non-controlled and controlled, affiliated investments	96,371,775	17,099,609
Provision for taxes on unrealized appreciation on investments	(5,045,141)	—
Debt (appreciation) depreciation (See Notes 5 and 10)	(995,805)	(13,109,272)
Net change in unrealized appreciation (depreciation) on investments and debt	40,727,799	80,395,754
Net realized and unrealized gain (loss) from investments and debt	12,986,363	62,818,353
Net increase (decrease) in net assets resulting from operations	25,510,697	71,133,751
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.38	$1.06
Net investment income per common share	$0.19	$0.12

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations:
Net investment income	$12,524,334	$8,315,398
Net realized loss on investments and debt	(27,741,436)	(17,577,401)
Net change in unrealized appreciation on investments	46,768,745	93,505,026
Net change in provision for taxes on unrealized appreciation on investments	(5,045,141)	—
Net change in unrealized appreciation depreciation on debt	(995,805)	(13,109,272)
Net increase (decrease) in net assets resulting from operations	25,510,697	71,133,751
Distributions to stockholders	(8,045,413)	(8,045,413)
Net increase in net assets	17,465,284	63,088,338
Net assets:
Beginning of period	660,144,107	525,708,852
End of period	$677,609,391	$588,797,190

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,510,697	$71,133,751
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(46,768,745)	(93,505,026)
Net change in unrealized appreciation (depreciation) on debt	995,805	13,109,272
Net realized (gain) loss on investments	26,072,138	17,577,401
Net accretion of discount and amortization of premium	(2,064,869)	(391,947)
Purchases of investments	(295,135,725)	(68,209,636)
Payment-in-kind income	(4,451,323)	(3,446,716)
Proceeds from dispositions of investments	132,246,002	102,590,824
Amortization of deferred financing costs	565,385	256,315
Increase in interest receivable	(449,927)	(115,717)
Increase in receivables from investments sold	(12,821,141)	—
Increase in distribution receivable	(121,000)	304,716
(Increase) in prepaid expenses and other assets	—	(543)
Decrease in payable for investments purchased	(7,811,937)	(5,322,288)
(Decrease) increase in interest payable on debt	(930,642)	948,839
(Decrease) increase in base management fee payable, net	528,632	(255,209)
Increase in performance-based incentive fee payable, net	2,081,870	—
Increase in deferred tax liability	5,045,141	—
Increase in accrued other expenses	159,148	364,321
Net cash (used in) provided by operating activities	(177,350,491)	35,038,357
Cash flows from financing activities:
Distributions paid to stockholders	(8,045,413)	(8,045,413)
Net repayments of the 2024 Notes issuance	(84,580,702)	—
Proceeds from 2026 Notes-2 issuance	160,519,400	—
Borrowings under Truist Credit Facility	416,897,391	16,292,900
Repayments under Truist Credit Facility	(288,218,391)	(49,000,000)
Net cash provided by (used in) financing activities	196,572,285	(40,752,513)
Net increase (decrease) in cash equivalents	19,221,795	(5,714,156)
Effect of exchange rate changes on cash	2,612	65,453
Cash and cash equivalents, beginning of period	20,357,016	25,806,002
Cash and cash equivalents, end of period	$39,581,423	$20,157,299
Supplemental disclosure of cash flow information:
Interest paid	$7,251,724	$3,798,977
Taxes paid	$695,283	$3,528
Non-cash exchanges and conversions	$(31,273,596)	$16,515,842

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—137.5% (1), (2)
First Lien Secured Debt—92.7%
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	444,444	$—	$—
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	9.00%	3M L+800	50,000	50,000	46,875
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	137,500	—	(8,594)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	13,605,003	13,484,451	13,605,003
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	3,510,000	3,475,030	3,510,000
Any Hour Services (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	313,529	—	3,135
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147,059	—	—
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	3,936,073	3,936,073	3,886,872
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	9,644,656	9,534,394	9,524,098
Apex Service Partners, LLC (Revolver)	07/29/2024	Personal, Food and Miscellaneous Services	6.25%	3M L+525	372,826	372,826	364,438
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Personal, Food and Miscellaneous Services	—	—	559,239	—	(12,583)
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+575	2,682,396	2,652,731	2,648,866
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	3,548,655	—	(4,436)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	8.00%	3M P +475	250,000	250,000	246,875
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	750,000	—	(9,375)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153,097	6,132,781	6,153,097
Broder Bros., Co.	12/02/2022	Consumer Products	8.00%	3M L+700	25,189,083	25,189,743	25,189,083
CF512, Inc.	08/20/2026	Media	7.00%	3M L+600	9,520,455	9,362,895	9,425,250
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909,091	—	(9,091)
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,560,594	3,508,240	3,560,594
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	393,396	393,396	393,396
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	262,264	—	—
Connatix Buyer, Inc.	07/13/2027	Media	6.25%	3M L+550	11,970,000	11,746,118	12,029,848
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,157,895	—	47,368
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,859,375	—	—
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	1,842,750	1,816,473	1,824,323
Crane 1 Services, Inc. (7)	08/16/2023	Personal, Food and Miscellaneous Services	—	—	777,512	—	(1,943)
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	291,567	—	(2,916)
Crash Champions, LLC	08/05/2025	Auto Sector	6.28%	3M L+500	21,283,479	21,004,099	20,857,809
Crash Champions, LLC (7)	08/05/2025	Auto Sector	—	—	2,707,895	—	(40,618)
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.00%	1M L+700	8,054,975	8,049,823	6,492,310
Dr. Squatch, LLC	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	6,997,177	6,863,534	6,997,177
Dr. Squatch, LLC (Revolver)	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	1,705,610	1,705,610	1,705,610
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	620,222	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	3M L+575	4,950,000	4,906,027	4,920,300
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,782,555	—	(10,695)
Duraco Specialty Tapes LLC	06/30/2024	Manufacturing / Basic Industries	6.50%	3M L+550	8,210,612	8,072,157	8,079,242
ECL Entertainment, LLC	03/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,725,385	8,644,604	8,856,265
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	5.75%	3M L+475	161,748	161,748	157,704
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	355,846	—	(8,896)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	3,500,000	3,487,690	3,491,250
Gantech Acquisition Corp.	05/14/2026	Business Services	7.25%	1M L+625	19,817,379	19,460,512	19,619,205
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,991,084	—	(19,911)
Graffiti Buyer, Inc. (7)	08/10/2027	Distribution	—	—	892,857	—	179
Graffiti Buyer, Inc. (Revolver)	08/10/2023	Distribution	6.75%	3M L+575	140,916	140,916	138,168
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	627,717	—	(12,240)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	1,100,000	1,100,000	1,100,000
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	400,000	—	—
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750,000	—	—
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.00%	1M L+600	22,000,000	21,564,365	21,560,000
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,940,750	—	(78,815)
HW Holdco, LLC	12/10/2024	Media	6.75%	3M L+575	8,100,726	7,976,344	7,938,711
HW Holdco, LLC (7)	12/10/2024	Media	—	—	5,220,084	—	(52,201)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387,097	—	(67,742)
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	7.00%	3M L+600	5,000,000	4,900,119	4,900,000
IDC Infusion Services, Inc. (7)	06/30/2023	Healthcare, Education and Childcare	—	—	12,500,000	—	—
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,166,667	—	—
IG Investments Holdings, LLC	09/22/2028	Business Services	6.75%	3M L+600	4,507,009	4,419,720	4,416,869
IG Investments Holdings, LLC (Revolver)	09/22/2027	Business Services	6.75%	3M L+600	238,439	238,439	233,671
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	238,439	—	(4,769)
Imagine Acquisitionco, LLC	11/15/2027	Business Services	6.50%	3M L+550	5,664,607	5,552,872	5,551,315
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,340,961	—	(23,410)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685,492	—	(33,710)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	6.50%	3M L+550	4,920,995	4,804,226	4,797,970
Inception Fertility Ventures, LLC (7)	12/07/2023	Healthcare, Education and Childcare	—	—	12,979,794	—	(162,247)
Infolinks Media Buyco, LLC	11/01/2026	Media	7.00%	1M L+600	6,477,047	6,351,081	6,347,506
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372,407	—	(23,724)
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.60%	3M L+550	24,064,031	23,888,817	23,908,799
Integrity Marketing Acquisition, LLC (7)	07/09/2023	Insurance	—	—	873,077	—	2,183
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,769,333	11,691,220	11,533,947
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872,143	872,143	854,700
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,065,952	—	(21,319)
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	7.00%	3M L+600	22,249,838	21,811,117	21,804,841
Kinetic Purchaser, LLC (Revolver)	11/10/2026	Consumer Products	7.00%	3M L+600	2,329,725	2,329,725	2,283,130
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	2,523,868	—	(50,477)
Lash OpCo, LLC	02/18/2027	Consumer Products	8.00%	1M L+700	14,925,000	14,604,755	14,775,750
Lash OpCo, LLC (Revolver) (7)	8/16/2026	Consumer Products	—	—	1,819,635	—	(18,196)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	792,486	788,056	755,239
			(PIK 5.00%)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	7.25%	3M L+625	9,246,715	$9,065,843	$9,061,780
Ledge Lounger, Inc. (Revolver)	11/09/2026	Consumer Products	7.25%	3M L+625	1,288,430	1,288,430	1,262,662
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	644,215	—	(12,884)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	4,981,335	4,913,176	4,844,348
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	310,875	310,875	302,326
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	854,906	—	(23,510)
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	2,050,864	2,038,223	2,050,864
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	737,293	737,293	737,293
Management Consulting & Research, LLC	08/16/2027	Aerospace and Defense	7.00%	3M L+600	14,000,000	13,725,387	13,720,000
Management Consulting & Research, LLC (Revolver) (7)	08/16/2027	Aerospace and Defense	—	—	2,925,220	—	(58,504)
Mars Acquisition Holdings Corp. (Revolver)(7)	5/14/2026	Media	—	—	806,142	—	(4,031)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694,444	—	(6,944)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	6.50%	3M L+550	3,087,907	3,048,970	3,048,859
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	2,919,864	—	—
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,921,807	—	—
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,684,843	—	—
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	5,226,281	5,155,762	5,174,018
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	1,612,278	—	(16,123)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	6.00%	3M L+500	6,935,448	6,801,568	6,824,481
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,880,414	—	(11,282)
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,880,414	—	(30,087)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,162,916	—	(11,629)
Neptune Flood Incorporated	10/14/2026	Financial Services	7.00%	3M L+600	4,833,333	4,798,195	4,797,083
OIS Management Services, LLC	07/09/2026	Healthcare, Education and Childcare	5.50%	3M L+450	1,433,333	1,422,592	1,419,000
OIS Management Services, LLC (Revolver)	07/09/2026	Healthcare, Education and Childcare	5.50%	3M L+450	333,333	333,333	330,000
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.25%	3M L+625	9,882,143	9,696,313	9,709,205
ORL Acquisition, Inc.	09/03/2027	Business Services	6.25%	3M L+525	5,028,299	4,932,144	4,978,016
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	596,963	—	(5,970)
Ox Two, LLC	05/18/2026	Building Materials	7.00%	1M L+600	15,631,875	15,410,472	15,319,238
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	7.00%	1M L+600	1,774,194	1,774,194	1,738,710
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	645,161	—	(12,903)
PL Acquisitionco, LLC	11/09/2027	Retail	7.50%	3M L+650	8,699,717	8,548,960	8,547,472
PL Acquisitionco, LLC - (Revolver)	11/09/2027	Retail	7.50%	3M L+650	862,861	862,861	847,761
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—		2,372,868	—	(41,525)
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	24,362,879	21,109,397	23,510,178
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,532,744	2,194,515	2,444,098
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	2,743,108	2,716,593	2,688,246
Quantic Electronics, LLC (7)	11/19/2026	Aerospace and Defense	—	—	2,093,825	—	(20,938)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	528,486	—	(10,570)
Questex, LLC	09/09/2024	Media	6.00%	3M L+500	21,768,750	21,546,402	20,244,938
Questex, LLC (Revolver)	09/09/2024	Media	6.00%	3M L+500	2,154,255	2,154,255	2,003,457
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	1,436,170	—	(100,532)
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,227,142	—	(22,271)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050,000	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525,000	—	—
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,126,761	—	(16,901)
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	23,005,912	22,932,586	22,775,853
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	2,876,279	2,876,279	2,834,947
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(2,545)
Riverside Assessments, LLC	03/10/2025	Education	6.75%	3M L+575	15,474,375	15,276,346	15,319,631
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(10,976)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	493,303	493,303	493,303
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	104,640	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	4,513,480	4,450,701	4,366,792
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.00%	3M L+600	30,275	30,275	29,291
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8,112	—	(264)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.50%	3M L+850	25,171,796	24,576,942	24,542,502
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	2,975,869	—	(74,397)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016,129	—	(20,161)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Education	6.00%	3M L+500	14,860,313	14,749,439	14,860,313
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875,000	—	—
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620,155	—	—
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.00%	3M L+600	11,293,244	11,183,002	11,180,311

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
The Bluebird Group LLC	07/27/2026	Business Services	8.00%	3M L+700	2,577,412	$2,529,405	$2,628,960
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	733,737	—	14,675
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	2,220,985	—	(2,221)
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	740,328	—	(8,144)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,766,566	1,766,566	1,713,569
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	15,467,122	15,324,328	15,467,122
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	2,702,152	—	—
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,136,641	4,136,641	4,136,641
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,643,571	—	—
Tyto Athene, LLC	04/01/2026	Aerospace and Defense	6.25%	3M L+550	4,987,500	4,938,287	4,950,094
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	363,610	—	(2,727)
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	9.75%	3M L+875	24,984,790	24,421,425	24,610,019
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.75%	3M L+575	4,198,081	4,154,313	4,177,091
Wildcat Buyerco, Inc. Term Loan B (7)	02/15/2022	Electronics	—	—	1,496,874	—	26,195
Wildcat Buyerco, Inc. Term Loan C (7)	05/11/2023	Electronics	—	—	2,022,802	—	12,643
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(7,279)
Zips Car Wash, LLC	03/01/2024	Auto Sector	7.81%	3M L+675	23,442,912	23,192,079	22,974,053
Zips Car Wash, LLC (Revolver) (7)	03/01/2024	Auto Sector	—	—	1,949,337	—	(19,493)
Total First Lien Secured Debt						628,912,539	628,024,290
Second Lien Secured Debt—19.7%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	9.75%	3M L+900	17,000,000	16,516,287	16,702,500
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	10.00%	3M L+900	27,176,471	26,633,555	26,632,941
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400,000	20,236,691	20,400,000
ENC Parent Corporation	08/19/2029	Business Services	8.25%	3M L+750	7,500,000	7,426,742	7,425,000
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,121,120	31,118,750
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	16,593,290	16,318,273	16,178,457
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,326	150,000
VT Topco, Inc.	08/17/2026	Business Services	7.06%	3M L+675	15,000,000	14,923,875	14,962,500
Total Second Lien Secured Debt						134,323,869	133,570,148
Subordinated Debt/Corporate Notes—8.1%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,406,473	14,246,765	14,406,473
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	43,844,080	43,561,436	40,146,452
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						57,808,201	54,552,925
Preferred Equity/Partnership Interests—0.8% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240,000	240,000
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	958,951
Cascade Environmental LLC (9)	—	Environmental Services	16.00%	—	178,304	17,607,478	—
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	743,826	743,826
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414,000	444,667
MeritDirect Holdings, LP (9)	—	Media	—	—	1,135	1,135,350	1,320,969
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	159,808	160,327
ORL Holdco, Inc.	—	Business Services	—	—	575	57,461	58,866
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	11.00%	—	1,527	1,527,026	1,427,879
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,012	268,980
TWD Parent Holdings, LLC	—	Business Services	—	—	30	29,804	30,797
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						24,760,164	5,655,262
Common Equity/Partnership Interests/Warrants—16.2% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	26,667	68,271
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	1,161,409
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	30,522
Atlas Investment Aggregator, LLC (9)	—	Telecomunications	—	—	1,700,000	1,700,000	1,853,000
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	612,281
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	631,576	837,227
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	2,263,401
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104,000	114,651
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	327,778	714,550
Delta InvestCo LP	—	Telecommunications	—	—	698,889	698,889	1,135,361
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	40,735	453,589
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,268,600
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	5,835	583,506	1,595,954
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	1,568	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense			47,024	5,290,196	5,290,196
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	135,598	4,586,956
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8,896	14,914
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,284,630
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	1,002,556	577,304
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	898,182
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	5,737,122
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450,000	614,151

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Icon Partners V C, L.P.	—	Business Services	—	—	1,111,111	$1,111,111	$1,111,111
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	388,889	—	—
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040,000	3,493,091
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450,279	551,808
(Applied Technical Services, LLC) (9)
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	—	43,340,544
(Cano Health, LLC) (9)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	2,343	436,593	3,654,746
(Walker Edison Furniture Company LLC) (9)
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,243,247
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,308,814	1,308,814
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382,353	478,094
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	1,116,425
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	266,396
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	216,505
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	815,385	815,385
MeritDirect Holdings, LP (9)	—	Media	—	—	1,135	—	167,186
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,983,784	3,920,145
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,262,435	1,289,592
(Recteq, LLC) (9)
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3,261	329,589
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	978,695	1,511,458
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446,250	446,250
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	—
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	62,500	71,107
ORL Holdco, Inc.	—	Business Services	—	—	638	6,385	49,683
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,043,966	979,483
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	65,957	338,275
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24,000	40,378
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050,000	1,154,150
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	313,271
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80,370	—
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	881,966	881,966
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,889,568
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,729,814
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	153,846	180,000
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	232,555	239,530
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	527,378	527,378	527,378
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	368,066	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,527	3,228
TWD Parent Holdings, LLC	—	Business Services	—	—	608	608	523
(The Vertex Companies, LLC)
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	360,343	3,021,880	414,394
UniVista Insurance (9)	—	Business Services	—	—	400	400,000	412,768
Wildcat Parent, LP	—	Electronics	—	—	2,314	231,400	424,625
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						44,971,759	110,022,798
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						890,776,532	931,825,423
Investments in Non-Controlled, Affiliated Portfolio Companies—7.5% (1), (2)
Preferred Equity/Partnership Interests—6.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	—
ETX Energy, LLC - Series X (9)	—	Oil and Gas	—	—	10,944	1,094,400	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	41,694,897
Total Preferred Equity/Partnership Interests						22,659,789	41,694,897
Common Equity/Partnership Interests/Warrants—1.4% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	9,426,886
Total Common Equity/Partnership Interests/Warrants						24,789,935	9,426,886
Total Investments in Non-Controlled, Affiliated Portfolio Companies						47,449,724	51,121,783
Investments in Controlled, Affiliated Portfolio Companies—68.2% (1), (2)
First Lien Secured Debt—6.6%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+700	£33,000,000	45,729,500	44,696,850
Total First Lien Secured Debt						45,729,500	44,696,850

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2021

(Unaudited)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—11.9%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	11,086,944	$11,506,121	$11,506,121
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	68,807,211	68,185,838	68,807,211
			(PIK 11.00%)
Total Second Lien Secured Debt						79,691,959	80,313,332
Subordinated Debt—9.5%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,154,570	64,154,570	64,154,570
Total Subordinated Debt						64,154,570	64,154,570
Preferred Equity—2.0% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—
(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	13,710,238
Total Preferred Equity						11,271,750	13,710,238
Common Equity—38.3% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	—
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—
(PT Network, LLC) (9)
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,515,841	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,892,823	41,598,942
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,166,165	141,507,785
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708,073	76,460,819
Total Common Equity						225,415,399	259,567,546
Total Investments in Controlled, Affiliated Portfolio Companies						426,263,178	462,442,536
Total Investments—213.3%						1,364,489,434	1,445,389,742
Cash and Cash Equivalents—5.8%
BlackRock Federal FD Institutional 30						38,177,665	38,177,665
BNY Mellon Cash Reserve and Cash						1,392,773	1,403,758
Total Cash and Cash Equivalents						39,570,438	39,581,423
Total Investments and Cash Equivalents—219.1%						$1,404,059,872	$1,484,971,165
Liabilities in Excess of Other Assets—(119.1%)							(807,361,774)
Net Assets—100.0%							$677,609,391

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

(8)	Non-U.S. company or principal place of business outside the United States.
(9)	Investment is held through our Taxable Subsidiary (See Note 1).
(10)	Par / Shares amount is denominated in British Pounds (£) as denoted.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—124.3% (1), (2)
First Lien Secured Debt—77.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	7,432,867	$6,815,049	$7,562,943
Ad.net Acquisition, LLC (Revolver)	05/06/2026	Media	7.00%	3M L+600	75,556	75,556	74,422
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	368,889	—	(5,533)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	8.00%	3M L+700	50,000	50,000	46,875
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	137,500	—	(8,594)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	15,795,264	15,638,927	15,637,311
Any Hour Services (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	3,823,529	—	(38,235)
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147,059	—	(22,941)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	1,330,729	1,330,729	1,317,421
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	5,592,391	5,508,960	5,536,467
Apex Service Partners, LLC Term Loan C (7)	01/31/2022	Personal, Food and Miscellaneous Services	—	—	6,657,609	—	(8,322)
Apex Service Partners, LLC (Revolver)	07/29/2024	Personal, Food and Miscellaneous Services	6.25%	3M L+525	238,991	238,991	234,809
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Personal, Food and Miscellaneous Services	—	—	693,074	—	(12,129)
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	6,235,427	—	(54,560)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	1,000,000	—	(20,000)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153,097	6,128,168	6,153,097
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%	3M L+850	25,332,751	25,333,384	25,332,751
CF512, Inc.	08/20/2026	Media	7.00%	3M L+600	10,000,000	9,802,447	9,800,000
CF512, Inc. (7)	08/20/2026	Media	—	—	2,727,273	—	(27,273)
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909,091	—	(18,182)
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,569,654	3,514,434	3,528,959
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	458,962	458,962	453,730
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	196,698	—	(2,242)
Connatix Buyer, Inc.	07/13/2027	Media	6.25%	3M L+550	12,000,000	11,765,652	11,760,000
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,157,895	—	(31,579)
Connatix Buyer, Inc. (Revolver)	07/13/2027	Media	6.25%	3M L+550	185,938	185,938	182,219
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,673,438	—	(33,469)
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	1,847,368	1,820,153	1,828,895
Crane 1 Services, Inc. (7)	08/16/2023	Personal, Food and Miscellaneous Services	—	—	777,512	—	(1,944)
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	291,567	—	(2,916)
Crash Champions, LLC	08/05/2025	Auto Sector	6.00%	3M L+500	4,750,756	4,703,891	4,655,741
Crash Champions, LLC (7)	05/14/2022	Auto Sector	—	—	6,749,244	—	(67,492)
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.00%	1M L+700	8,054,975	8,041,482	7,719,888
Dr. Squatch, LLC	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	13,514,714	13,247,087	13,244,419
Dr. Squatch, LLC (Revolver)	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	1,705,610	1,705,610	1,671,498
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	620,222	—	(12,404)
DRS Holdings III, Inc.	11/03/2025	Consumer Products	7.25%	3M L+625	9,975,000	9,881,551	9,905,175
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,782,555	—	(12,478)
ECL Entertainment, LLC	03/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,747,308	8,663,806	8,944,122
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	517,594	—	(2,588)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	3,500,000	3,487,100	3,500,000
Gantech Acquisition Corp.	05/14/2026	Business Services	7.25%	1M L+625	19,900,000	19,522,193	19,502,000
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	7.25%	1M L+625	497,771	497,771	487,816
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,493,313	—	(29,866)
Graffiti Buyer, Inc.	08/10/2027	Distribution	6.75%	3M L+575	1,994,048	1,954,772	1,964,137
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	892,857	—	(4,464)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	768,634	—	(17,832)
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	1,500,000	—	(15,000)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750,000	—	(7,500)
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	2,541,048	2,525,585	2,515,638
HW Holdco, LLC (Revolver)	12/10/2024	Media	5.50%	3M L+450	1,219,355	1,219,355	1,207,161
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	2,167,742	—	(21,677)
IG Investments Holdings, LLC	09/22/2028	Business Services	6.75%	3M L+600	4,518,304	4,428,218	4,427,938
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	476,879	—	—
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589,144	13,340,706	13,317,361
IMIA Holdings, Inc. (Revolver) (7)	04/09/2027	Aerospace and Defense	—	—	1,673,705	—	(33,474)
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.49%	3M L+550	17,220,295	17,116,076	17,134,194
Integrity Marketing Acquisition, LLC (7)	07/09/2023	Insurance	—	—	4,277,692	—	10,694
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,614,750	2,610,844	2,614,750
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,799,667	11,712,192	11,485,796
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872,143	872,143	848,944
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,065,952	—	(28,354)
Lash OpCo, LLC	02/18/2027	Consumer Products	8.00%	1M L+700	30,000,000	29,334,858	29,400,001
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	8.00%	1M L+700	291,142	291,142	285,319
Lash OpCo, LLC (Revolver) (7)	08/19/2026	Consumer Products	—	—	1,528,494	—	(30,570)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	790,306	785,493	740,754
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	4,993,874	4,922,030	4,993,874
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,165,780	—	—
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	1,035,618	1,035,618	1,035,618
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	737,293	737,293	737,293

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Mars Acquisition Holdings Corp. (Revolver)(7)	5/14/2026	Media	—	—	806,142	$-	$(8,061)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694,444	—	(13,889)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,759,490	2,735,940	2,731,895
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518,345	—	(25,183)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	6.00%	3M L+500	6,952,830	6,813,773	6,813,773
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,880,414	—	—
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,880,414	—	—
NBH Group LLC	08/19/2026	Healthcare, Education and Childcare	6.50%	1M L+550	7,561,352	7,412,724	7,410,125
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,162,916	—	(23,258)
OIS Management Services, LLC	07/09/2026	Healthcare, Education and Childcare	5.75%	3M L+475	3,892,500	3,842,568	3,834,113
OIS Management Services, LLC (7)	07/09/2023	Healthcare, Education and Childcare	—	—	1,433,333	—	(10,750)
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare, Education and Childcare	—	—	333,333	—	(5,000)
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.25%	3M L+625	14,919,643	14,630,941	14,658,549
ORL Acquisition, Inc.	09/03/2027	Business Services	6.25%	3M L+525	5,040,902	4,940,826	4,940,084
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	596,963	—	—
Ox Two, LLC	05/18/2026	Building Materials	7.00%	1M L+600	15,671,250	15,435,477	15,357,825
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	7.00%	1M L+600	645,161	645,161	632,258
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	1,774,194	—	(35,484)
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	23,674,669	20,421,188	22,372,562
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,461,198	2,122,969	2,325,832
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	6,187,790	6,094,679	6,064,035
Quantic Electronics, LLC (7)	11/19/2026	Aerospace and Defense	—	—	2,093,825	—	(20,938)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	528,486	—	(10,570)
Questex, LLC	09/09/2024	Media	6.00%	3M L+500	21,825,000	21,583,560	20,515,500
Questex, LLC (Revolver)	09/09/2024	Media	6.00%	3M L+500	2,154,255	2,154,255	2,025,000
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	1,436,170	—	(86,170)
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,227,142	—	(62,805)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050,000	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525,000	—	—
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,126,761	—	(11,268)
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	28,796,453	28,682,356	28,508,488
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	2,883,769	2,883,769	2,847,117
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	363,636	—	(4,473)
Riverside Assessments, LLC	03/10/2025	Education	6.75%	3M L+575	16,173,514	15,951,570	15,769,176
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	731,707	—	(18,293)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	298,972	298,972	298,972
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	298,972	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	512,170	507,440	489,123
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	8.00%	3M L+700	24,235	24,235	23,144
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	14,089	—	(634)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.75%	3M L+875	6,519,875	6,378,184	6,405,777
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	950,869	—	(16,640)
Signature Systems Holding Company - Term Loan II	12/31/2021	Chemicals, Plastics and Rubber	8.50%	3M L+750	806,452	802,420	798,387
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	8.50%	3M L+750	483,871	483,871	479,032
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	1,532,258	—	(15,323)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665,000	—	—
Spear Education, LLC	02/26/2025	Education	6.00%	3M L+500	14,898,125	14,780,767	14,898,125
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875,000	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%	1M L+900	21,546,000	20,971,842	23,390,984
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620,155	—	(200)
The Bluebird Group LLC	07/27/2026	Business Services	8.00%	3M L+700	5,605,539	5,495,767	5,570,223
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	733,737	—	(4,623)
The Vertex Companies, LLC	08/30/2027	Business Services	6.50%	1M L+550	4,577,116	4,486,280	4,491,420
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	2,220,985	—	(19,373)
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	740,328	—	(13,861)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,771,084	1,771,084	1,717,952
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	15,506,132	15,347,022	15,506,132
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	2,702,152	—	—
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,136,641	4,136,641	4,136,641
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,643,571	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	363,610	—	—
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	6.75%	3M L+575	24,875,000	24,293,307	23,942,188
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.00%	3M L+500	1,628,686	1,612,485	1,620,542
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—	—	2,573,529	—	16,085
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551,471	—	(7,279)
Total First Lien Secured Debt						509,046,239	511,405,396
Second Lien Secured Debt—16.2%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	9.75%	3M L+900	17,000,000	16,506,150	16,872,500
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400,000	20,220,262	20,400,000
ENC Parent Corporation	08/19/2029	Business Services	8.25%	3M L+750	7,500,000	7,425,504	7,425,000
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500,000	32,105,964	31,118,750
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	16,593,290	16,292,435	16,261,424
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150,000	147,229	147,375
VT Topco, Inc.	08/17/2026	Business Services	7.06%	3M L+675	15,000,000	14,921,967	15,000,000
Total Second Lien Secured Debt						$107,619,511	$107,225,049

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—8.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,334,994	$14,165,120	$14,334,994
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	42,467,662	42,150,188	42,680,001
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						56,315,308	57,014,995
Preferred Equity/Partnership Interests—3.9% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240,000	240,000
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500,000	944,468
Cascade Environmental LLC	—	Environmental Services	16.00%	—	178,304	17,607,478	21,133,488
Mars Intermediate Holdings II, Inc		Media	—	—	414	414,000	432,109
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540,000	692,857
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	159,808	202,082
ORL Holdco, Inc.	—	Business Services	—	—	575	57,461	57,461
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527,026	1,878,601
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219,012	262,278
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	30	29,804	29,804
Total Preferred Equity/Partnership Interests						21,294,589	25,873,148
Common Equity/Partnership Interests/Warrants—18.0% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	26,667	49,105
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126,399	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805,164	1,192,367
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125,000	32,859
Atlas Investment Aggregator, LLC (9)	—	Telecomunications	—	—	1,700,000	1,700,000	1,710,022
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852,080	478,175
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243,217	475,439
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	631,576	635,147
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250,000	1,902,358
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104,000	104,001
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	327,778	369,273
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	570,522	488,103
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	(82,419)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	40,735	564,506
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,004,625	1,152,560
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	3,331	333,128	338,986
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	4,072	—	—
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	135,598	3,557,503
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8,896	8,944
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,662,736
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	1,855	809,488	351,789
GCOM InvestCo LP (7),(9)	—	Business Services	—	—	965	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675,325	844,156
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500,000	5,319,880
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450,000	613,335
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040,000	3,220,546
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	389,697	433,917
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	—	60,807,873
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	—	6,616,373
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,265,639	2,195,042
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,147,039
KL Stockton Co-Invest LP (Any Hour Services) (9)	—	Personal, Food and Miscellaneous Services	—	—	382,353	382,353	382,353
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	363,656	1,043,693
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273,143	314,579
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	169,217
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	126,202
Municipal Emergency Services, Inc.	—	Distribution	—	—	1,593,514	1,593,514	1,593,514
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,262,435	1,536,711
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3,261	186,421
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	978,695	1,624,567
(Holdco Sands Intermediate, LLC) (9)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	62,500	62,501
ORL Holdco, Inc.	—	Business Services	—	—	638	6,385	6,385
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	65,957	365,036
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24,000	20,625

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
RFMG Parent, LP (Rancho Health MSO, Inc.)	—	Healthcare, Education and Childcare	—	—	1,050,000	$1,050,000	$1,253,055
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	365,854	278,256
(Sales Benchmark Index LLC)
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80,370	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500,000	1,889,568
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,534,020
Class B (US Dominion, Inc.)
StellPen Holdings, LLC (CF512, Inc.)	—	Media	—	—	153,846	153,846	153,846
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	232,554	259,757
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	11,527	32,967
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	608	608	608
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,021,880	914,497
UniVista Insurance	—	Business Services	—	—	400	400,000	405,264
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231,400	411,287
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056,250	5,226,979
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						35,535,722	118,981,523
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						729,811,369	820,500,111
Investments in Non-Controlled, Affiliated Portfolio Companies—7.6% (1), (2)
Preferred Equity/Partnership Interests—6.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173,200	—
ETX Energy, LLC - Series X (9)	—	Oil and Gas	—	—	10,944	1,094,400	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392,189	41,022,520
Total Preferred Equity/Partnership Interests						22,659,789	41,022,520
Common Equity/Partnership Interests/Warrants—1.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,711,576	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562,020	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,789,935	9,138,871
Total Common Equity/Partnership Interests/Warrants						56,063,531	9,138,871
Total Investments in Non-Controlled, Affiliated Portfolio Companies						78,723,320	50,161,391
Investments in Controlled, Affiliated Portfolio Companies—58.3% (1), (2)
First Lien Secured Debt—6.2%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+700	£30,500,000	42,389,025	41,124,675
Total First Lien Secured Debt						42,389,025	41,124,675
Second Lien Secured Debt—10.6%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	11,086,944	11,086,944	11,086,944
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	58,581,522	58,276,260	58,581,522
			(PIK 11.00%)
Total Second Lien Secured Debt						69,363,204	69,668,466
Subordinated Debt—9.7%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,154,570	64,154,570	64,154,570
Total Subordinated Debt						64,154,570	64,154,570
Preferred Equity—2.0% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	546,750	—

(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725,000	13,412,023
Total Preferred Equity						11,271,750	13,412,023
Common Equity—29.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132,497	254,276
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000,000	—

(PT Network, LLC) (9)
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,515,842	11,013,353
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,892,823	41,159,625
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,158,977	62,131,082
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708,073	81,710,262
Total Common Equity						225,408,212	196,268,598
Total Investments in Controlled, Affiliated Portfolio Companies						412,586,761	384,628,332
Total Investments—190.2%						1,221,121,450	1,255,289,834
Cash and Cash Equivalents—3.1%
BlackRock Federal FD Institutional 30						18,219,519	18,219,519
BNY Mellon Cash Reserve and Cash						2,163,440	2,137,497
Total Cash and Cash Equivalents						20,382,959	20,357,016
Total Investments and Cash Equivalents—193.2%						$1,241,504,409	$1,275,646,850
Liabilities in Excess of Other Assets—(93.2%)							(615,502,744)
Net Assets—100.0%							$660,144,106

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

(8)	Non-U.S. company or principal place of business outside the United States.
(9)	Investment is held through our Taxable Subsidiary (See Note 1).
(10)	Par / Shares amount is denominated in British Pounds (£) as denoted.
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 13% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our investment objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering and our common stock trades on the Nasdaq Global Select Market under the symbol “PNNT.”

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

In October 2021, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.436%. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and the Investment Adviser intends to continue to affirm the exclusion on an annual basis, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2021, and September 30, 2021, we had no portfolio companies on non-accrual.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. Federal income tax purpose, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal and state and local income taxes. For the three months ended December 31, 2021 and 2020, we recorded a provision for taxes of $0.2 million and $0.2 million respectively, all of which pertains to U.S. federal excise tax.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2021, the Company recognized a provision for taxes of $(5.0) million on unrealized appreciation on investments related to the Taxable Subsidiary. The provision for taxes on unrealized appreciation of investments is the result of netting (i) an expected tax liability on the gain from the sale of an investment which is likely to be realized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards. For the three months ended December 31, 2020, the Company recognized a provision for taxes of zero on unrealized appreciation on investments related to the Taxable Subsidiary. As of December 31, 2021 and September 30, 2021, $5.0 million and zero, respectively, was included in deferred taxes liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gains on investments.

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

(f)
Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiary in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSLF. See further description of our investment in PSLF in Note 4.

(g)
Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments.

(h) Recent Accounting Pronouncements

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

Base Management Fee

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2022. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2021 and 2020, the Investment Adviser earned a base management fee of $5.1 million and $4.1 million, respectively, from us.

Incentive Fee

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

Beginning April 1, 2020 and through June 30, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the three months ended December 31, 2021 and 2020, the Investment Adviser earned an incentive fee of $2.7 million and zero million, respectively, on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2021 and 2020 ,we reimbursed the Investment Adviser approximately $0.2 million and $0.2 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2021 and 2020.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

For the three months ended December 31, 2021 and 2020,we sold $48.1million and $22.3 million in investments to PSLF at fair value, respectively, and recognized $$0.1million and $0.1 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2021 and 2020 totaled $295.1 million and $71.7 million, respectively. Sales and repayments of investments for the three months ended December 31, 2021 and 2020 totaled $132.2 million and $102.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2021		September 30, 2021
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$674,642,039	$672,721,135	$551,435,262	$552,530,069
Second lien	214,015,829	213,883,480	176,982,716	176,893,514
Subordinated debt / corporate notes	57,808,201	54,552,925	56,315,308	57,014,996
Subordinated notes in PSLF	64,154,570	64,154,570	64,154,570	64,154,570
Equity	319,975,971	398,478,690	338,340,770	363,537,060
Equity in PSLF	33,892,823	41,598,942	33,892,823	41,159,625
Total investments	1,364,489,433	1,445,389,742	1,221,121,450	1,255,289,834
Cash and cash equivalents	39,570,438	39,581,423	20,382,959	20,357,016
Total investments and cash and cash equivalents	$1,404,059,871	$1,484,971,165	$1,241,504,409	$1,275,646,851

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2021(1)	September 30, 2021 (1)
Healthcare, Education and Childcare	25%	23%
Consumer Products	9	9
Business Services	8	9
Aerospace and Defense	7	2
Media	7	7
Distribution	6	7
Energy and Utilities	6	7
Auto Sector	3	—
Education	3	3
Environmental Services	3	6
Telecommunications	3	2
Building Materials	2	3
Electronics	2	2
Home and Office Furnishings	2	3
Insurance	2	2
Other Media	2	2
Cargo Transport	1	1
Chemicals, Plastics and Rubber	1	1
Hotels, Motels, Inns and Gaming	1	4
Manufacturing / Basic Industries	1	1
Personal and Non-Durable Consumer Products	1	1
Personal, Food and Miscellaneous Services	1	1
Printing and Publishing	1	2
Transportation	1	2
Other	2	—
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of December 31, 2021 and September 30, 2021, PSLF had total assets of $444.8 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 54 and 47 portfolio companies as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $73.8 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2021 and September 30, 2021, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of December 31, 2021 and September 30, 2021 our investment in PSLF consisted of subordinated notes of $64.2 million and equity interests of $41.6 million and subordinated notes of $64.2 million and equity interests of $41.2.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

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

Below is a summary of PSLF’s portfolio at fair value:

	December 31, 2021	September 30, 2021
Total investments	$421,535,944	$405,232,480
Weighted average yield on debt investments	7.2%	7.1%
Number of portfolio companies in PSLF	54	47
Largest portfolio company investment	$16,771,958	$16,816,670
Total of five largest portfolio company investments	$73,806,188	$74,444,646

Below is a listing of PSLF’s individual investments as of December 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 613.1%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%	3M L+600	4,975,000	$4,910,776	$4,975,000
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	9.00%	3M L+800	908,731	899,842	851,935
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	12,597,225	12,485,615	12,597,225
Any Hour Services	12/22/2023	Personal, Food and Miscellaneous Services	6.75%	3M L+575	6,483,750	6,363,646	6,483,750
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	6.25%	3M L+525	6,569,222	6,520,357	6,487,107
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	6.55%	1M L+550	3,323,292	3,291,335	3,281,751
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+575	7,425,000	7,321,804	7,332,188
Bottom Line Systems, LLC	2/13/2023	Healthcare, Education and Childcare	6.25%	3M L+550	13,729,432	13,684,974	13,729,432
CF512, Inc.	8/20/2026	Media	7.00%	3M L+600	3,000,000	2,943,750	2,970,000
Crash Champions, LLC	8/5/2025	Auto Sector	6.00%	3M L+500	5,970,000	5,864,487	5,850,600
Dr. Squatch, LLC	8/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	6,483,750	6,363,762	6,483,750
DRS Holdings III, Inc.	11/3/2025	Consumer Products	6.75%	3M L+575	13,393,885	13,305,374	13,313,523
ECL Entertainment, LLC	3/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	4,592,308	4,549,792	4,661,192
ECM Industries, LLC	12/23/2025	Electronics	5.75%	3M L+475	2,826,993	2,806,151	2,756,318
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,443,750	7,346,081	7,406,531
Graffiti Buyer, Inc.	8/10/2027	Distribution	6.75%	3M L+575	1,989,063	1,959,419	1,950,276
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	5,940,000	5,809,343	5,940,000
HW Holdco, LLC	12/10/2024	Media	6.75%	3M L+575	14,550,000	14,467,487	14,259,000
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	6.75%	3M L+575	7,848,142	7,786,451	7,808,901
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,550,000	14,452,983	14,259,000
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,125,391	2,113,185	2,025,497
Lash OpCo, LLC	2/18/2027	Consumer Products	8.00%	3M L+700	10,000,000	9,803,296	9,900,000
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	6.75%	1M L+575	12,439,940	12,251,098	12,097,841
Lombart Brothers, Inc.	4/13/2023	Healthcare, Education and Childcare	7.25%	3M L+625	16,771,958	16,697,813	16,771,958
MAG DS Corp.	4/1/2027	Aerospace and Defense	6.50%	3M L+550	5,718,602	5,476,716	5,189,631
Management Consulting & Research, LLC	8/16/2027	Aerospace and Defense	7.00%	1M L+600	5,000,000	4,906,250	4,900,000
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	1M L+550	7,980,000	7,838,226	7,940,099
MBS Holdings, Inc.	4/16/2027	Telecommunications	6.75%	3M L+575	7,462,500	7,324,940	7,387,875
MeritDirect, LLC	5/23/2024	Media	6.50%	3M L+550	13,301,609	13,198,169	13,168,593
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	6.50%	3M L+550	7,561,352	7,421,439	7,485,739
OIS Management Services LLC	7/9/2026	Healthcare, Education and Childcare	5.50%	3M L+450	3,882,750	3,830,110	3,843,923
PlayPower, Inc.	5/8/2026	Consumer Products	5.72%	3M L+450	2,601,243	2,583,136	2,540,556
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	3,429,174	3,365,467	3,360,591
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	6.75%	3M L+575	13,321,436	13,196,083	13,188,221
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	1M L+575	5,219,813	5,130,312	5,219,813
Recteq, LLC	1/29/2026	Consumer Products	7.00%	3M L+600	9,925,000	9,759,687	9,776,125
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	14,656,489	14,570,468	14,445,875
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,237,682	3,209,927	3,215,018
Sales Benchmark Index LLC	1/3/2025	Business Services	7.75%	3M L+600	7,266,640	7,172,354	7,157,640
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	3M L+550	5,191,176	5,144,086	5,191,176
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	8.50%	3M L+750	13,312,500	13,220,958	13,179,375
Solutionreach, Inc.	1/17/2024	Communications	6.75%	1M L+575	11,848,473	11,737,561	11,848,473
STV Group Incorporated	12/11/2026	Transportation	5.35%	1M L+525	12,098,653	12,006,719	12,038,160
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,670,729	4,603,273	4,670,729
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	4,580,383	4,546,783	4,534,579
Teneo Holdings LLC	7/18/2025	Financial Services	6.25%	1M L+525	2,989,109	2,882,942	2,994,100
The Bluebird Group LLC	7/27/2026	Business Services	8.00%	3M L+700	3,000,000	2,974,110	3,060,000
The Vertex Companies, LLC	8/30/2027	Business Services	6.50%	1M L+550	4,565,673	4,481,248	4,515,451
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,578,916	5,523,127	5,411,548
TVC Enterprises, LLC	3/26/2026	Transportation	6.75%	1M L+575	12,741,017	12,624,021	12,741,017
TWS Acquisition Corporation	6/16/2025	Education	7.25%	3M L+625	9,647,753	9,522,593	9,647,753
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	6.25%	3M L+550	9,925,125	9,832,748	9,850,686
UBEO, LLC	4/3/2024	Printing and Publishing	5.50%	1M L+450	4,698,158	4,666,959	4,674,667
Vision Purchaser Corporation	6/10/2025	Media	7.75%	6M L+675	14,212,480	14,032,299	14,070,355
Wildcat Buyerco, Inc.	2/27/2026	Electronics	6.75%	3M L+575	10,146,132	10,024,916	10,095,401
Total First Lien Secured Debt						420,806,448	421,535,944
Total Investments - 613.1%
Cash and Cash Equivalents - 32.2%
BlackRock Federal FD Institutional 30						22,154,890	22,154,890
Total Cash and Cash Equivalents						22,154,890	22,154,890
Total Investments and Cash Equivalents - .%						$442,961,338	$443,690,834
Liabilities in Excess of Other Assets — (545.3)%							(374,932,253)
Members' Equity—100.0%							$68,758,581

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	December 31, 2021	September 30, 2021
Assets
Investments at fair value (cost—$420,806,448 and $405,009,393, respectively)	$421,535,944	$405,232,480
Cash and cash equivalents (cost—$22,154,890 and $11,013,454, respectively)	22,154,890	11,013,454
Interest receivable	1,059,745	1,175,230
Total assets	444,750,579	417,421,164
Liabilities
Distribution payable	3,000,000	2,800,000
Payable for investments purchased	10,824,110	12,792,969
Credit facility payable	252,000,000	224,000,000
Notes payable to members	106,040,612	106,040,612
Interest payable on credit facility	1,619,074	1,499,406
Interest payable on members notes	1,643,629	1,643,629
Accrued other expenses	864,573	612,111
Total liabilities	375,991,998	349,388,727
Commitments and contingencies (1)
Members' equity	68,758,581	68,032,437
Total liabilities and members' equity	$444,750,579	$417,421,164

(1)
As of December 31, 2021 and September 30, 2021, PSLF did not have any unfunded commitments to fund investments.

Statements of Operations
	Three Months Ended December 31,
	2021	2020
Investment income:
Interest	$7,570,459	$6,561,996
Other income	103,028	436,957
Total investment income	7,673,487	6,998,953
Expenses:
Interest and expenses on credit facility	1,608,709	1,754,377
Interest expense on members notes	2,438,934	2,299,879
Administrative services expenses	292,965	292,965
Other general and administrative expenses	111,648	111,648
Total expenses	4,452,256	4,458,869
Net investment income	3,221,231	2,540,084
Realized and unrealized gain on investments:
Net realized (loss) gain on investments	(1,496)	464,337
Net change in unrealized appreciation on investments	506,409	2,710,252
Net realized and unrealized gain from investments	504,913	3,174,589
Net increase in members' equity resulting from operations	$3,726,144	$5,714,673

(1)
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1 and our 2026 Notes and 2026 Notes-2 are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, our 2026 Notes -2 and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category	Fair value at December 31, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$71,644,537	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	601,076,598	Market Comparable	Market yield	6.1% - 17.6% (8.4%)
Second lien	39,090,000	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	163,287,359	Market Comparable	Market yield	9.6% - 11.4% (10.6%)
Second lien	11,506,121	Enterprise Market Value	EBITDA multiple	5.9x
Subordinated debt / corporate notes	118,707,495	Market Comparable	Market yield	9.9% - 21.0% (13.9%)
Equity	354,723,751	Enterprise Market Value	EBITDA multiple	3.3x - 26.8x (12.1x)
Equity	43,340,545	Enterprise Market Value	DLOM(2)	16.6%
Total Level 3 investments	$1,403,376,407
Truist Credit Facility	$444,487,950	Market Comparable	Market yield	2.3%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

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

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at December 31, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$1,005,312,110	$—	$—	$1,005,312,110	$—
Equity investments	440,077,632	414,394	—	398,064,296	41,598,942
Total investments	1,445,389,742	414,394	—	1,403,376,407	41,598,942
Cash and cash equivalents	39,581,423	39,581,423	—	—	—
Total investments and cash and cash equivalents	$1,484,971,165	$39,995,817	$—	$1,403,376,407	$41,598,942
Truist Credit Facility	$444,487,950	$—	$—	$444,487,950	$—
SBA Debentures(2)	62,207,567	—	—	62,207,567	—
2026 Notes(2)	146,090,709	—	146,090,709	—	—
2026 Notes-2(2)	160,732,762	—	160,732,762	—	—
Total debt	$813,518,988	$—	$306,823,471	$506,695,517	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures, the 2026 Notes and the 2026 Notes-2, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of December 31, 2021, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$850,593,148	$—	$—	$850,593,148	$—
Equity investments	404,696,685	3,109,539	—	360,427,521	41,159,625
Total investments	1,255,289,833	3,109,539	—	1,211,020,669	41,159,625
Cash and cash equivalents	20,357,016	20,357,016	—	—	—
Total investments and cash and cash equivalents	$1,275,646,849	$23,466,555	$—	$1,211,020,669	$41,159,625
Truist Credit Facility	$314,813,145	$—	$—	$314,813,145	—
SBA Debentures (2)	62,158,642	—	—	62,158,642	—
2024 Notes (2)	84,503,061	84,503,061	—	-	—
2026 Notes (2)	145,865,253	—	145,865,253	—	—
Total debt	$607,340,101	$84,503,061	$145,865,253	$376,971,787	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2021
Description	Debt investments	Equity investments	Totals
Beginning Balance	$850,593,148	$360,427,521	$1,211,020,669
Net realized (loss) gain	29,891	(26,196,314)	(26,166,423)
Net change in unrealized appreciation	(7,013,821)	53,735,934	46,722,113
Purchases, PIK interest, net discount accretion and non-cash exchanges	285,421,230	16,230,686	301,651,916
Sales, repayments and non-cash exchanges	(123,718,338)	(6,133,531)	(129,851,869)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,005,312,110	$398,064,296	$1,403,376,407
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(6,125,929)	$53,800,417	$47,674,488

	Three Months Ended December 31, 2020
Description	Debt investments	Equity investments	Totals
Beginning Balance	$773,425,971	$270,753,946	$1,044,179,917
Net realized gain (loss)	(19,754,439)	2,148,373	(17,606,066)
Net change in unrealized depreciation	26,295,858	64,865,848	91,161,706
Purchases, PIK interest, net discount accretion and non-cash exchanges	52,096,591	19,280,062	71,376,653
Sales, repayments and non-cash exchanges	(94,703,866)	(7,886,958)	(102,590,824)
Transfers in/out of Level 3	—	—	—
Ending Balance	$737,360,115	$349,161,271	$1,086,521,386
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$25,798,887	$65,689,444	$91,488,331

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three months ended December 31,
Long-Term Credit Facility	2021	2020
Beginning Balance (cost – $316,544,900 and $380,252,000, respectively)	$314,813,145	$360,701,972
Net change in unrealized (depreciation) appreciation included in earnings	995,805	13,109,272
Borrowings (1)	416,897,391	15,292,900
Repayments (1)	(288,218,391)	(40,000,000)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $445,223,900 and $355,544,900, respectively)	$444,487,950	$349,104,144
(1)
Excludes temporary draws.

As of December 31, 2021, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£31,000,000	$42,723,900	$41,987,950	March 18, 2022	$(735,950)

As of September 30, 2021, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below:

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000,000	$40,044,900	$39,102,150	December 17, 2021	$(942,750)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during the three months ended December 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, 2026 Notes-2, and the SBA debentures.

For the three months ended December 31, 2021 and 2020, the Credit Facility had a net change in unrealized appreciation of $1.0 million and $13.1 million, respectively. As of December 31, 2021 and September 30, 2021, the net unrealized depreciation on the Credit Facility totaled $0.7 million and $1.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2021 were as follows:

Name of Investment	Fair Value at September 30, 2021	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2021	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$41,378,951	$3,340,475	$—	$(22,575)	$44,696,850	$791,252	$—	$—	$—
Mailsouth Inc.	22,100,296	419,178	—	(11,013,353)	11,506,121	—	435,026	—	—
PennantPark Senior Loan Fund, LLC *	105,314,196	—	—	439,317	105,753,513	1,475,555	—	1,815,000	—
PT Networks, LLC	134,124,626	9,916,766	—	79,983,842	224,025,233	—	1,691,283	—	—
RAM Energy LLC	81,710,262	—	—	(5,249,443)	76,460,819	—	—	—	—
Total Controlled Affiliates	$384,628,332	$13,676,418	$—	$64,137,787	$462,442,537	$2,266,807	$2,126,309	$1,815,000	$—
Non-Controlled Affiliates
ETX Energy, LLC	$—	$—	$(31,273,596)	$31,273,596	$—	$—	$—	$—	$(31,273,597)
MidOcean JF Holdings Corp.	50,161,391	—	—	960,392	51,121,783	—	—	—	—
Total Non-Controlled Affiliates	$50,161,391	$—	$(31,273,596)	$32,233,988	$51,121,783	$—	$—	$—	$(31,273,597)
Total Controlled and Non-Controlled Affiliates	$434,789,723	$13,676,418	$(31,273,596)	$96,371,775	$513,564,320	$2,266,807	$2,126,309	$1,815,000	$(31,273,597)

(1)
Includes PIK.
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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended December 31,
	2021	2020
Numerator for net increase (decrease) in net assets resulting from operations	$25,510,697	$71,133,751
Denominator for basic and diluted weighted average shares	67,045,105	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.38	$1.06

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2021 and September 30, 2021, cash and cash equivalents consisted of money market funds in the amounts of $39.6 million and $20.4 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights:

	Three Months Ended December 31,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$9.85	$7.84
Net investment income (1)	0.19	0.12
Net change in realized and unrealized (loss) gain (1)	0.19	0.94
Net increase in net assets resulting from operations (1)	0.38	1.06
Distributions to stockholders (1), (2)	(0.12)	(0.12)
Net asset value, end of period	$10.11	$8.78
Per share market value, end of period	$6.93	$4.61
Total return* (3)	8.57%	48.38%
Shares outstanding at end of period	67,045,105	67,045,105
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	5.40%	3.97%
Ratio of debt related expenses to average net assets (5)	4.16%	3.67%
Ratio of total expenses to average net assets (5)	9.56%	7.64%
Ratio of net investment income to average net assets (5)	7.57%	6.10%
Net assets at end of period	$677,609,391	$588,797,190
Weighted average debt outstanding	$697,267,478	$584,745,097
Weighted average debt per share (1)	$10.40	$8.72
Asset coverage per unit (6)	$1,902	$2,320
Portfolio turnover ratio	9.73%	25.25%

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
(4)
Excludes debt-related costs.
(5)
Includes interest and expenses on debt (annualized) as well as Credit Facility amendmentt, debt issuance costs and excludes debt extinguishment cost, if any, (not annualized).
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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2021 and 2020, inclusive of the fee on the undrawn commitment under the Truist Credit Facility and amortized upfront fees on SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2, was 4.0% and 3.4%, respectively. As of December 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2021 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 221%, respectively.

Truist Credit Facility

As of December 31, 2021, we had the multi-currency Truist Credit Facility for up to $465.0 million (increased from $435.0 million in December 2021) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2021 and September 30, 2021, we had $445.2 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.4%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2021 and September 30, 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of December 31, 2021 and September 30, 2021, we had $19.8 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of December 31, 2021, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $63.5 million as of December 31, 2021 and September 30, 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

As of both December 31, 2021 and September 30, 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three months ended December 31, 2021 and 2020 there were zero repayments to the SBA debentures. As of both December 31, 2021 and September 30, 2021, the unamortized fees on the SBA debentures was $1.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.2%	$63,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.2%	$63,500,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2021, SBIC II was in compliance with its regulatory requirements.

2024 Notes

As of December 31, 2021 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

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

2026 Notes-2

In October 2021, we issued $165.0 million in aggregate principal amount of our 2026 Notes-2 at a public offering price per note of 99.4%. Interest on the 2026 Notes-2 is paid semi-annually on May 1 and November 1 of each year, at a rate of 4.00% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026 and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are general, unsecured obligations and rank equal in right of payment with all of our existing and future senior unsecured indebtedness. The 2026 Notes-2 are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities. We do not intend to list the 2026 Notes-2 on any securities exchange or automated dealer quotation system.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, the Investment Adviser or the Administrator may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2021 and September 30, 2021, we had $148.9 million and $104.8 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2021

(Unaudited)

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2021, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for PT Networks, LLC and RAM Energy Holdings LLC for the three months ended December 31, 2021. Similarly, in accordance with Rule 4-08(g) of Regulation S-X, which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4 to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements.

a)
PT Networks, LLC:

	Three Months Ended December 31,
Income Statement (1)	2021	2020
Total revenue	$62,664	$59,230
Total expenses	(73,776)	(63,880)
Net income (loss)	$(11,112)	$(4,650)

b)
RAM Energy Holdings LLC:

	Three Months Ended December 31,
Income Statement (1)	2021	2020
Total revenue	$12,733	$5,969
Total expenses	(9,315)	(7,340)
Net income (loss)	$3,419	$(1,371)

(1)
All amounts are in thousands.

13. SUBSEQUENT EVENTS

Subsequent to quarter end the Company declared an increase in its second fiscal quarter 2022 distribution to $0.14 per share, payable on April 1, 2022 to stockholders of record as of March 17, 2022.

Subsequent to quarter-end, we announced a share repurchase plan which allows us to repurchase up to $25.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program will expire on March 31, 2023.

Subsequent to quarter end we and Pantheon Ventures (UK) LLP, have agreed to increase our capital commitments to PSLF from $169.8 million to $234.8 million. PNNT's portion of this capital commitment increase is $39.3 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2021 and 2020, and cash flows for the three month periods ended December 31, 2021 and 2020, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein), and in our report dated November 17, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of September 30, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP

New York, New York

February 9, 2022

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. This has required us to reduce the amount of our distributions to stockholders as compared to distributions in previous years. Although we had no non-accrual assets during the quarter ended December 31, 2021, the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in portfolio investments being placed on non-accrual status in the future.

Additionally, as of December 31, 2021 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 190% and 221%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2021, our debt portfolio consisted of 93% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income may decrease, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

LIBOR Developments

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is currently delayed until June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines, or other reforms to LIBOR that may be enacted.

The effect of the establishment of alternative reference rates or other reforms to LIBOR or other reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are continuing uncertainties regarding the transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2021, our portfolio totaled $1,445.4 million, which consisted of $672.7 million of first lien secured debt, $213.9 million of second lien secured debt, $118.7 million of subordinated debt (including $64.2 million in PSLF) and $440.1 million of preferred and common equity (including $41.6 million in PSLF). Our debt portfolio consisted of 93% variable-rate investments and 7% fixed-rate investments. As of December 31, 2021, we did not have any portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $80.9 million as of December 31, 2021. Our overall portfolio consisted of 107 companies with an average investment size of $13.5 million, had a weighted average yield on interest bearing debt investments of 8.8% and was invested 47% in first lien secured debt, 15% in second lien secured debt, 8% in subordinated debt (including 4% in PSLF) and 30% in preferred and common equity (including 3% in PSLF). As of December 31, 2021, all of the investments held by PSLF were first lien secured debt.

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

For the three months ended December 31, 2021, we invested $295.1 million in 15 new and 30 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the three months ended December 31, 2021 totaled $132.2 million.

For the three months ended December 31, 2020, we invested $68.2 million in four new and 15 existing portfolio companies with a weighted average yield on debt investments of 9.9%. Sales and repayments of investments for the three months ended December 31, 2020 totaled $102.6 million.

PennantPark Senior Loan Fund, LLC

As of December 31, 2021, PSLF’s portfolio totaled $421.5 million, consisted of 54 companies with an average investment size of $7.8 million and had a weighted average yield on debt investments of 7.2%.

As of September 30, 2021, PSLF’s portfolio totaled $405.2 million, consisted of 47 companies with an average investment size of $8.6 million and had a weighted average yield on debt investments of 7.1%.

For the three months ended December 31, 2021, PSLF invested $50.7 million (of which $48.1million was purchased from the Company) in nine new and two existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $35.6 million.

For the three months ended December 31, 2020, PSLF invested $30.8 million (of which $22.3 million was purchased from the Company) in two new and four existing portfolio companies with a weighted average yield on debt investments of 7.0%. PSLF’s sales and repayments of investments for the same period totaled $35.8 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies and the global outbreak of COVID-19. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the three months from those disclosed in our 2021 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facilities, 2026 Notes, 2026-2 Notes and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The SEC recently adopted Rule 2a-5 under the 1940 Act which established requirements for determining fair value in good faith purposes of the 1940 Act. We will comply with the requirement of the rule before the requirement date in 2022.

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, 2026 Notes-2 and our Credit Facilities, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities for both the three months ended December 31, 2021 and 2020. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes, 2026 Notes-2 and SBA debentures.

For the three months ended December 31, 2021 and 2020, the Truist Credit Facility had a net change in unrealized appreciation of $1.0 million and $13.1 million, respectively. As of December 31, 2021 and September 30, 2021, the net unrealized depreciation on the Truist Credit Facility totaled $0.7 million and $1.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments and our Credit Facilities including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Payment-in-Kind, or PIK Interest

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

Federal Income Taxes

We have elected to be treated, and intend to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid.

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

PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2021, the Company recognized a provision for taxes of $(5.0) million on unrealized appreciation on investments related to the Taxable Subsidiary. The provision for taxes on unrealized appreciation of investments is the result of netting (i) an expected tax liability on the gain from the sale of an investment which is likely to be realized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards. For the three months ended December 31, 2020, the Company recognized a provision for taxes of zero on unrealized appreciation on investments related to the Taxable Subsidiary.

As of December 31, 2021 and September 30, 2021, $5.0 million and zero, respectively, was included in deferred taxes liability on the Consolidated Statements of Assets and Liabilities relating to unrealized gains on investments.

We have formed and expect to continue to form certain taxable subsidiaries, including the Taxable Subsidiary, which are subject to tax as corporations. These taxable subsidiaries allow us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2021 and 2020.

Investment Income

Investment income for the three months ended December 31, 2021 was $28.3 million, which was attributable to $20.1 million from first lien secured debt, $4.5 million from second lien secured debt, $1.9 million from subordinated debt and $1.8 million from preferred and common equity, respectively. This compares to investment income for the three months ended December 31, 2020 of $18.7 million, and was attributable to $11.2 million from first lien secured debt, $4.8 million from second lien secured debt and $1.7 million from subordinated debt and $1.0 million from preferred and common equity. The increase in investment income compared to the same periods in the prior year was primarily due to the increase in the size of our debt portfolio.

Expenses

Expenses for the three months ended December 31, 2021 totaled $15.8 million. Base management fee for the same periods totaled $5.1 million, incentive fees totaled $2.6 million, debt-related interest and expenses totaled $6.9 million, general and administrative expenses totaled $1.0 million and provision for excise taxes totaled $0.2 million, respectively. This compares to net expenses for the three months ended December 31, 2020, which totaled $10.4 million. Base management fee for the same period totaled $4.1 million, debt-related interest and expenses totaled $5.0 million, general and administrative expenses totaled $1.1 million and provision for excise taxes totaled $0.2 million. The increase in expenses for the three months ended December 31, 2021 compared to the same period in the prior year was primarily due to increased financing costs and increased incentive fees.

Net Investment Income

Net investment income totaled $12.5 million, or $0.19 per share, and $8.3 million, or $0.12 per share, for the three months ended December 31, 2021 and 2020, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to increased investment income.

Net Realized Gains or Losses

Sales and repayments of investments for the three months ended December 31, 2021 totaled $132.2 million, and net realized loss totaled $26.1 million. Sales and repayments of investments for the three months ended December 31, 2020 totaled $102.6 million and net realized losses totaled $17.6 million. The change in realized gains was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and the Credit Facilities

For the three months ended December 31, 2021 and 2020 we reported net change in unrealized appreciation on investments of $46.8 million and $93.5 million, respectively. As of December 31, 2021 and September 30, 2021, our net unrealized appreciation on investments totaled $80.9 million and $34.2 million, respectively. The net change in unrealized appreciation/depreciation on our investments compared to the same period in the prior year was primarily due to unrealized gains in our equity co-investment program, including PT Network Intermediate Holdings, LLC.

For the three months ended December 31, 2021 and 2020 the Truist Credit Facility had a net change in unrealized appreciation of $1.0 million and $13.1 million, respectively. As of December 31, 2021 and September 30, 2021, the net unrealized depreciation on the Credit Facilities totaled $0.7 million and $1.7 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $25.5 million or $0.38 per share, and $71.1 million, or $1.06 per share, for the three months ended December 31, 2021 and 2020, respectively. The decrease in the net change in net assets from operations for the three months ended December 31, 2021 compared to the same periods in the prior year was primarily due to a decrease in unrealized appreciation.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of December 31, 2021, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

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

As of December 31, 2021 and September 30, 2021, our asset coverage ratio, computed in accordance with the 1940 Act was 190% and 221%, respectively.

The annualized weighted average cost of debt for the three months ended December 31, 2021 and 2020, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facilities, amortized upfront fees on SBA debentures, was 4.0% and 3.4%, respectively.

As of December 31, 2021, we had the multi-currency Truist Credit Facility for up to $465.0 million (increased from $435.0 million in December 2021) in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2021 and September 30, 2021, we had $445.2 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.4% and 2.4%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2021 and September 30, 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of December 31, 2021 and September 30, 2021, we had $19.8 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of December 31, 2021, we were in compliance with the terms of the Truist Credit Facility.

As of December 31, 2021 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

As of December 31, 2021, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of December 31, 2021, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in February 2022 PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement with us. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $63.5 million and $63.5 million as of December 31, 2021 and September 30, 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both December 31, 2021 and September 30, 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three months ended December 31, 2021 and 2020, there were zero repayments to the SBA debentures. As of both December 31, 2021 and September 30, 2021, the unamortized fees on the SBA debentures were $1.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2021 and September 30, 2021 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.2%	$63,500,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.2%	$63,500,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2021, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of December 31, 2021 and September 30, 2021, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of December 31, 2021 and September 30, 2021, we had cash and cash equivalents of $39.6 million and $20.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities used cash of $177.4 million for the three months ended December 31, 2021, and our financing activities provided cash of $196.6 million for the same period. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to the issuance of the 2026 Notes-2 and borrowings under the Truist Credit Facility.

Our operating activities provided cash of $35.0 million for the three months ended December 31, 2020 and our financing activities used cash of $40.8 million for the same period. Our operating activities provided cash primarily for our investment activities and our financing activities used cash primarily to pay down the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of December 31, 2021 and September 30, 2021, PSLF had total assets of $444.8 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 54 and 47 portfolio companies as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $73.8 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2021 and September 30, 2021, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of December 31, 2021 and September 30, 2021 our investment in PSLF consisted of subordinated notes of $64.2 million and equity interests of $41.6 million and subordinated notes of $64.2 million and equity interests of $41.2.

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

Below is a summary of PSLF’s portfolio at fair value:

	December 31, 2021	September 30, 2021
Total investments	$421,535,944	$405,232,480
Weighted average yield on debt investments	7.2%	7.1%
Number of portfolio companies in PSLF	54	47
Largest portfolio company investment	$16,771,958	$16,816,670
Total of five largest portfolio company investments	$73,806,188	$74,444,646

Below is a listing of PSLF’s individual investments as of December 31, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 613.1%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%	3M L+600	4,975,000	$4,910,776	$4,975,000
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	9.00%	3M L+800	908,731	899,842	851,935
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	12,597,225	12,485,615	12,597,225
Any Hour Services	12/22/2023	Personal, Food and Miscellaneous Services	6.75%	3M L+575	6,483,750	6,363,646	6,483,750
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	6.25%	3M L+525	6,569,222	6,520,357	6,487,107
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	6.55%	1M L+550	3,323,292	3,291,335	3,281,751
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+575	7,425,000	7,321,804	7,332,188
Bottom Line Systems, LLC	2/13/2023	Healthcare, Education and Childcare	6.25%	3M L+550	13,729,432	13,684,974	13,729,432
CF512, Inc.	8/20/2026	Media	7.00%	3M L+600	3,000,000	2,943,750	2,970,000
Crash Champions, LLC	8/5/2025	Auto Sector	6.00%	3M L+500	5,970,000	5,864,487	5,850,600
Dr. Squatch, LLC	8/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	6,483,750	6,363,762	6,483,750
DRS Holdings III, Inc.	11/3/2025	Consumer Products	6.75%	3M L+575	13,393,885	13,305,374	13,313,523
ECL Entertainment, LLC	3/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	4,592,308	4,549,792	4,661,192
ECM Industries, LLC	12/23/2025	Electronics	5.75%	3M L+475	2,826,993	2,806,151	2,756,318
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,443,750	7,346,081	7,406,531
Graffiti Buyer, Inc.	8/10/2027	Distribution	6.75%	3M L+575	1,989,063	1,959,419	1,950,276
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.00%	3M L+500	5,940,000	5,809,343	5,940,000
HW Holdco, LLC	12/10/2024	Media	6.75%	3M L+575	14,550,000	14,467,487	14,259,000
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	6.75%	3M L+575	7,848,142	7,786,451	7,808,901
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,550,000	14,452,983	14,259,000
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,125,391	2,113,185	2,025,497
Lash OpCo, LLC	2/18/2027	Consumer Products	8.00%	3M L+700	10,000,000	9,803,296	9,900,000
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	6.75%	1M L+575	12,439,940	12,251,098	12,097,841
Lombart Brothers, Inc.	4/13/2023	Healthcare, Education and Childcare	7.25%	3M L+625	16,771,958	16,697,813	16,771,958
MAG DS Corp.	4/1/2027	Aerospace and Defense	6.50%	3M L+550	5,718,602	5,476,716	5,189,631
Management Consulting & Research, LLC	8/16/2027	Aerospace and Defense	7.00%	1M L+600	5,000,000	4,906,250	4,900,000
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	1M L+550	7,980,000	7,838,226	7,940,099
MBS Holdings, Inc.	4/16/2027	Telecommunications	6.75%	3M L+575	7,462,500	7,324,940	7,387,875
MeritDirect, LLC	5/23/2024	Media	6.50%	3M L+550	13,301,609	13,198,169	13,168,593
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	6.50%	3M L+550	7,561,352	7,421,439	7,485,739
OIS Management Services LLC	7/9/2026	Healthcare, Education and Childcare	5.50%	3M L+450	3,882,750	3,830,110	3,843,923
PlayPower, Inc.	5/8/2026	Consumer Products	5.72%	3M L+450	2,601,243	2,583,136	2,540,556
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	3,429,174	3,365,467	3,360,591
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	6.75%	3M L+575	13,321,436	13,196,083	13,188,221
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	1M L+575	5,219,813	5,130,312	5,219,813
Recteq, LLC	1/29/2026	Consumer Products	7.00%	3M L+600	9,925,000	9,759,687	9,776,125
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	14,656,489	14,570,468	14,445,875
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,237,682	3,209,927	3,215,018
Sales Benchmark Index LLC	1/3/2025	Business Services	7.75%	3M L+600	7,266,640	7,172,354	7,157,640
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	3M L+550	5,191,176	5,144,086	5,191,176
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	8.50%	3M L+750	13,312,500	13,220,958	13,179,375
Solutionreach, Inc.	1/17/2024	Communications	6.75%	1M L+575	11,848,473	11,737,561	11,848,473
STV Group Incorporated	12/11/2026	Transportation	5.35%	1M L+525	12,098,653	12,006,719	12,038,160
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,670,729	4,603,273	4,670,729
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	4,580,383	4,546,783	4,534,579
Teneo Holdings LLC	7/18/2025	Financial Services	6.25%	1M L+525	2,989,109	2,882,942	2,994,100
The Bluebird Group LLC	7/27/2026	Business Services	8.00%	3M L+700	3,000,000	2,974,110	3,060,000
The Vertex Companies, LLC	8/30/2027	Business Services	6.50%	1M L+550	4,565,673	4,481,248	4,515,451
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,578,916	5,523,127	5,411,548
TVC Enterprises, LLC	3/26/2026	Transportation	6.75%	1M L+575	12,741,017	12,624,021	12,741,017
TWS Acquisition Corporation	6/16/2025	Education	7.25%	3M L+625	9,647,753	9,522,593	9,647,753
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	6.25%	3M L+550	9,925,125	9,832,748	9,850,686
UBEO, LLC	4/3/2024	Printing and Publishing	5.50%	1M L+450	4,698,158	4,666,959	4,674,667
Vision Purchaser Corporation	6/10/2025	Media	7.75%	6M L+675	14,212,480	14,032,299	14,070,355
Wildcat Buyerco, Inc.	2/27/2026	Electronics	6.75%	3M L+575	10,146,132	10,024,916	10,095,401
Total First Lien Secured Debt						420,806,448	421,535,944
Total Investments - 613.1%
Cash and Cash Equivalents - 32.2%
BlackRock Federal FD Institutional 30						22,154,890	22,154,890
Total Cash and Cash Equivalents						22,154,890	22,154,890
Total Investments and Cash Equivalents - .%						$442,961,338	$443,690,834
Liabilities in Excess of Other Assets — (545.3)%							(374,932,253)
Members' Equity—100.0%							$68,758,581

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
(2)
Valued based on PSLF’s accounting policy.

Below is the financial information for PSLF:

Statements of Assets and Liabilities
	December 31, 2021	September 30, 2021
Assets
Investments at fair value (cost—$420,806,448 and $405,009,393, respectively)	$421,535,944	$405,232,480
Cash and cash equivalents (cost—$22,154,890 and $11,013,454, respectively)	22,154,890	11,013,454
Interest receivable	1,059,745	1,175,230
Total assets	444,750,579	417,421,164
Liabilities
Distribution payable	3,000,000	2,800,000
Payable for investments purchased	10,824,110	12,792,969
Credit facility payable	252,000,000	224,000,000
Notes payable to members	106,040,612	106,040,612
Interest payable on credit facility	1,619,074	1,499,406
Interest payable on members notes	1,643,629	1,643,629
Accrued other expenses	864,573	612,111
Total liabilities	375,991,998	349,388,727
Commitments and contingencies (1)
Members' equity	68,758,581	68,032,437
Total liabilities and members' equity	$444,750,579	$417,421,164

(1)
As of December 31, 2021 and September 30, 2021, PSLF did not have any unfunded commitments to fund investments.

Statements of Operations
	Three Months Ended December 31,
	2021	2020
Investment income:
Interest	$7,570,459	$6,561,996
Other income	103,028	436,957
Total investment income	7,673,487	6,998,953
Expenses:
Interest and expenses on credit facility	1,608,709	1,754,377
Interest expense on members notes	2,438,934	2,299,879
Administrative services expenses	292,965	292,965
Other general and administrative expenses	111,648	111,648
Total expenses	4,452,256	4,458,869
Net investment income	3,221,231	2,540,084
Realized and unrealized gain on investments:
Net realized (loss) gain on investments	(1,496)	464,337
Net change in unrealized appreciation on investments	506,409	2,710,252
Net realized and unrealized gain from investments	504,913	3,174,589
Net increase in members' equity resulting from operations	$3,726,144	$5,714,673

(1)
No management or incentive fees are payable by PSLF.

Recent Developments

Subsequent to quarter end the Company declared an increase in its second fiscal quarter 2022 distribution to $0.14 per share, payable on April 1, 2022 to stockholders of record as of March 17, 2022.

Subsequent to quarter-end, we announced a share repurchase plan which allows us to repurchase up to $25.0 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program will expire on March 31, 2023.

Subsequent to quarter end we and Pantheon Ventures (UK) LLP, have agreed to increase our capital commitments to PSLF from $169.8 million to $234.8 million. PNNT's portion of this capital commitment increase is $39.3 million.

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

During the three months ended December 31, 2021, we declared distributions of $0.12 per share, for total distributions of $8.0 million. For the same periods in the prior year, we declared distributions of $0.12 for total distributions of $8.0 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, our debt portfolio consisted of 93% variable-rate investments and 7% fixed rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$562	$0.01
Up 1%	(2,967)	(0.04)
Up 2%	2,132	0.03
Up 3%	7,231	0.11
Up 4%	$12,331	$0.18

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed on November 17, 2021 which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We have indebtedness outstanding pursuant to the Truist Credit Facility, 2024 Notes, 2026 Notes, 2026 Notes-2 and SBA debentures and expect in the future to borrow additional amounts under the Truist Credit Facility or other debt securities, subject to market availability, and, may increase the size of the Truist Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under the Truist Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to the Truist Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any sales of unregistered securities during the three months ended December 31, 2021.

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

PENNANTPARK INVESTMENT CORPORATION

Date: February 9, 2022	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2022	By:	/s/ Richard Cheung
Richard Cheung
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)