Form 10-K/A
period 2021-09-30
PENNANTPARK INVESTMENT CORP
filed 2022-03-30
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2021 based on the closing price on that date of $5.58 on The Nasdaq Global Select Market was approximately $364 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 66,131,651 shares of the Registrant’s common stock outstanding as of March 30, 2022.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission on December 8, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1, or the Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, or the Form 10-K, which was initially filed with the Securities and Exchange Commission, or the SEC, on November 17, 2021.

We are filing this Amendment to provide stand-alone audited financial statements for our investment in an unconsolidated controlled portfolio company, PT Networks Intermediate Holdings, LLC, or PT Networks, as of and for the years ended December 31, 2021, 2020 and 2019 (as Exhibit 99.6) as well as of and for the years ended December 31, 2020 and 2019 (as Exhibit 99.7).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Refer to Item 8 starting on page 55 of the Registrant’s Annual Report on Form 10-K filed on November 17, 2021.
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

14.1	Joint Code of Ethics of the Registrant.

21.1	Subsidiaries of the Registrant.

23.1	Consent of RSM US LLP.

23.2	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

99.2	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2021.

99.3	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2020.

99.4	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2019.

99.5	Report of RSM US LLP on Senior Securities Table.

99.6*	Audited Consolidated Financial Reports of PT Networks Intermediate Holdings, LLC for the Years Ended December 31, 2021, 2020 and 2019.

99.7	Audited Consolidated Financial Reports of PT Networks Intermediate Holdings, LLC for the Years Ended December 31, 2020 and 2019.

99.8*	Consent of Dixon Hughes Goodman LLP.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Arthur H. Penn			March 30, 2022

/s/ RICHARD CHEUNG	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Richard Cheung		March 30, 2022

/s/ ADAM K. BERNSTEIN	Director
Adam K. Bernstein		March 30, 2022

/s/ JEFFREY FLUG	Director
Jeffrey Flug		March 30, 2022

/s/ MARSHALL BROZOST	Director
Marshall Brozost		March 30, 2022

/s/ SAMUEL L. KATZ	Director
Samuel L. Katz		March 30, 2022