Form 10-Q
period 2022-03-31
PENNANTPARK INVESTMENT CORP
filed 2022-05-05
CIK 1383414

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The New York Stock Exchange

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 4, 2022 was 66,131,651.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers to PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “Credit Facilities” refers to the BNP Credit Facility and the Truist Credit Facility collectively; “2024 Notes” refers to our 5.50% Notes due 2024; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share data)

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$875,230 and $729,811, respectively)	$901,587	$820,500
Non-controlled, affiliated investments (cost—$47,450 and $78,723, respectively)	36,730	50,161
Controlled, affiliated investments (cost—$361,809 and $412,587, respectively)	275,640	384,628
Total investments (cost—$1,284,490 and $1,221,121, respectively)	1,213,957	1,255,290
Cash and cash equivalents (cost—$26,259 and $20,383, respectively)	26,251	20,357
Interest receivable	3,394	4,958
Receivable for investments sold	—	12,793
Distribution receivable	2,420	1,694
Total assets	1,246,022	1,295,092
Liabilities
Distributions payable	9,386	8,045
Payable for investments purchased	9,620	8,407
Truist Credit Facility payable, at fair value (cost—$217,920 and $316,545, respectively) (See Notes 5 and 10)	215,899	314,813
2024 Notes payable, net (par— zero and $86,250, respectively) (See Notes 5 and 10)	—	84,503
2026 Notes payable, net (par— $150,000) (See Notes 5 and 10)	146,316	145,865
2026 Notes-2 payable, net (par— $165,000 and zero, respectively) (See Notes 5 and 10)	160,946	—
SBA debentures payable, net (par—$27,500 and $63,500, respectively) (See Notes 5 and 10)	27,026	62,159
Base-management fee payable, net (See Note 3)	4,981	4,580
Performance based-incentive fee payable (See Note 3)	—	575
Interest payable on debt	6,686	4,943
Accrued other expenses	837	1,058
Total liabilities	581,697	634,948
Commitments and contingencies (See Note 11)
Net assets
Common stock, 66,131,651 and 67,045,105, respectively, shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	66	67
Paid-in capital in excess of par value	779,938	786,993
Accumulated deficit	(115,679)	(126,916)
Total net assets	$664,325	$660,144
Total liabilities and net assets	$1,246,022	$1,295,092
Net asset value per share	$10.05	$9.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$14,543	$11,669	$30,083	$23,101
Payment-in-kind	996	2,012	3,406	3,471
Other income	2,612	24	6,803	505
From non-controlled, affiliated investments:
Payment-in-kind	—	380	—	457
From controlled, affiliated investments:
Interest	2,343	2,177	4,609	4,454
Payment-in-kind	1,425	1,519	3,551	3,004
Dividend income	2,420	1,452	4,235	2,973
Total investment income	24,339	19,233	52,687	37,966
Expenses:
Base management fee (See Note 3)	4,981	4,282	10,090	8,397
Performance-based incentive fee (See Note 3)	—	—	2,657	—
Interest and expenses on debt (See Note 10)	6,498	4,890	13,385	9,894
Administrative services expenses (See Note 3)	250	505	500	1,010
Other general and administrative expenses	723	643	1,446	1,287
Expenses before provision for taxes	12,452	10,320	28,078	20,588
Provision for taxes on net investment income	200	150	400	300
Net expenses	12,652	10,470	28,478	20,888
Net investment income	11,687	8,763	24,209	17,078
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	1,889	319	7,090	2,450
Non-controlled and controlled, affiliated investments	140,898	—	109,624	(19,708)
Debt extinguishment	(1,132)	—	(2,801)	—
Provision for taxes on realized gain on investments	(5,060)		(5,060)
Net realized gain (loss) on investments and debt	136,595	319	108,853	(17,258)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(158,062)	11,207	(207,665)	87,612
Non-controlled and controlled, affiliated investments	6,610	21,969	102,982	39,069
Provision for taxes on unrealized appreciation on investments	5,045	—	—	—
Debt (appreciation) depreciation (See Notes 5 and 10)	1,285	(3,763)	289	(16,873)
Net change in unrealized appreciation (depreciation) on investments and debt	(145,122)	29,413	(104,394)	109,809
Net realized and unrealized gain (loss) from investments and debt	(8,528)	29,732	4,459	92,551
Net increase (decrease) in net assets resulting from operations	3,160	38,495	$28,668	109,629
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.05	$0.57	$0.43	$1.64
Net investment income per common share	$0.18	$0.13	$0.36	$0.25

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations:
Net investment income	$11,687	$8,763	$24,209	$17,078
Net realized gain (loss) on investments and debt	141,655	319	113,913	(17,258)
Net change in unrealized (depreciation) appreciation on investments	(151,452)	33,176	(104,683)	126,681
Net change in provision for taxes on net realized gain (loss) on investments	(5,060)	—	(5,060)	—
Net change in provision for taxes on unrealized appreciation on investments	5,045	—	—	—
Net change in unrealized appreciation depreciation on debt	1,285	(3,763)	289	(16,873)
Net increase (decrease) in net assets resulting from operations	3,160	38,495	28,668	109,629
Distributions to stockholders:	(9,386)	(8,045)	(17,432)	(16,091)
Capital Transactions:
Repurchase of common stock (See Note 13)	(7,055)	—	(7,055)	—
Net increase in net assets	(13,281)	30,450	4,181	93,538
Net assets:
Beginning of period	677,609	588,797	660,144	525,709
End of period	$664,327	$619,246	$664,324	$619,246
Capital share activity:
Shares of common stock repurchased	913,454	—	913,454	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share data)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,669	$109,629
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	104,683	(126,681)
Net change in unrealized appreciation (depreciation) on debt	(289)	16,873
Net realized (gain) loss on investments	(116,714)	17,258
Debt extinguishment realized loss	2,801	—
Net accretion of discount and amortization of premium	(3,515)	(1,643)
Purchases of investments	(473,128)	(143,008)
Payment-in-kind income	(7,688)	(7,058)
Proceeds from dispositions of investments	537,695	167,585
Amortization of deferred financing costs	1,049	689
Decrease in interest receivable	1,565	90
Decrease in receivables from investments sold	12,793	—
Increase in distribution receivable	(726)	(58)
Increase in prepaid expenses and other assets	—	(1)
Increase in payable for investments purchased	1,213	13,120
Increase (decrease) in interest payable on debt	1,742	(15)
Increase (decrease) in base management fee payable, net	401	(88)
Decrease in performance-based incentive fee payable, net	(575)	—
(Decrease) increase in accrued other expenses	(223)	75
Net cash (used in) provided by operating activities	89,753	46,767
Cash flows from financing activities:
Repurchase of common stock	(7,055)	—
Distributions paid to stockholders	(16,091)	(16,091)
Net repayments of the 2024 Notes issuance	(86,250)	—
Proceeds from 2026 Notes-2 issuance	160,519	—
Repayments under SBA debentures	(36,358)	(10,000)
Borrowings under Truist Credit Facility	496,841	91,564
Repayments under Truist Credit Facility	(595,466)	(104,271)
Net cash provided by (used in) financing activities	(83,859)	(38,798)
Net increase (decrease) in cash equivalents	5,894	7,969
Effect of exchange rate changes on cash	-	81
Cash and cash equivalents, beginning of period	20,357	25,806
Cash and cash equivalents, end of period	$26,251	$33,855
Supplemental disclosure of cash flow information:
Interest paid	$10,594	$9,220
Taxes paid	$5,055	$656
Non-cash exchanges and conversions	$(31,274)	$16,516

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

MARCH 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—135.7% (1), (2)
First Lien Secured Debt—92.9%
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	444	$—	$—
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	9.00%	3M L+800	50	50	48
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	(6)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	10,815	10,730	10,815
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	3,510	3,477	3,510
Any Hour Services Term Loan (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	314	—	3
Any Hour Services Term Loan II(7)	01/14/2024	Personal, Food and Miscellaneous Services	—	—	3,824	—	38
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	—
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.50%	1M L+550	3,936	3,936	3,936
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	6.50%	1M L+550	6,895	6,837	6,895
Apex Service Partners, LLC (Revolver)	07/29/2024	Personal, Food and Miscellaneous Services	6.36%	3M L+525	249	249	249
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Personal, Food and Miscellaneous Services	—	—	684	—	—
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.76%	3M L+575	1,306	1,292	1,290
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	3,175	—	(4)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	8.25%	3M P +475	150	150	148
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	850	—	(11)
Arcfield Acquisition Corp.	03/07/2028	Aerospace and Defense	6.50%	3M L+575	12,000	11,762	11,760
Arcfield Acquisition Corp. (7)	03/07/2028	Aerospace and Defense	—	—	2,263	—	—
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distribution	6.00%	3M L+500	16,433	16,192	16,186
Blackhawk Industrial Distribution, Inc.(7)	09/17/2024	Distribution	—	—	2,288	—	(17)
Blackhawk Industrial Distribution, Inc. (Revolver)	09/17/2024	Distribution	6.00%	3M L+500	229	229	225
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distribution	—	—	2,059	—	(31)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153	6,137	6,153
Broder Bros., Co.	12/02/2022	Consumer Products	8.00%	3M L+700	21,375	21,375	21,375
CF512, Inc.	08/20/2026	Media	7.00%	3M L+600	6,754	6,654	6,686
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(9)
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	809	797	809
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.26%	3M L+525	393	393	393
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	262	—	—
Connatix Buyer, Inc.	07/13/2027	Media	6.25%	3M L+550	9,190	9,025	9,236
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,158	—	47
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,859	—	—
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	2,368	2,338	2,344
Crane 1 Services, Inc. (7)	08/16/2023	Personal, Food and Miscellaneous Services	—	—	253	—	(1)
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	292	—	(3)
Crash Champions, LLC	08/05/2025	Auto Sector	6.00%	3M L+500	25,007	24,577	24,382
Crash Champions, LLC (7)	08/05/2025	Auto Sector	—	—	111	—	(2)
DermaRite Industries LLC	06/30/2023	Manufacturing / Basic Industries	8.00%	1M L+700	8,383	8,336	6,941
Dr. Squatch, LLC	08/31/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	8,475	8,314	8,475
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	6,500	—	65
Dr. Squatch, LLC (Revolver) (7)	08/31/2026	Personal and Non-Durable Consumer Products	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	6.75%	3M L+575	2,200	2,182	2,189
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(9)
Duraco Specialty Tapes LLC	06/30/2024	Manufacturing / Basic Industries	6.50%	3M L+550	4,200	4,135	4,129
ECL Entertainment, LLC	03/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,703	8,626	8,740
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	5.75%	3M L+475	291	291	285
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	226	—	(5)
Exigo Intermediate II, LLC	03/15/2027	Business Services	6.75%	3M L+575	35,000	34,478	34,475
Exigo Intermediate II, LLC (7)	03/15/2024	Business Services	—	—	7,424	—	—
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Business Services	6.75%	3M L+575	371	371	371
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,485	—	—
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	750	748	739
Gantech Acquisition Corp.	05/14/2026	Business Services	7.25%	1M L+625	16,981	16,689	16,812
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	7.25%	1M L+625	332	332	329
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,659	—	(17)
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	893	—	(7)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	6.75%	3M L+575	243	243	237
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	525	—	(14)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.25%	3M L+525	1,097	1,097	1,097
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	400	—	—
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750	—	—
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.01%	1M L+600	17,955	17,608	17,596
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(79)
HW Holdco, LLC	12/10/2024	Media	6.16%	3M L+500	10,246	10,111	10,041
HW Holdco, LLC (7)	12/10/2024	Media	—	—	3,049	—	(30)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387	—	(68)
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	7.00%	3M L+600	17,488	17,271	17,138
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	(83)
IG Investments Holdings, LLC (Revolver)	09/22/2027	Business Services	8.50%	3M L+500	95	95	94
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	382	—	(6)
Imagine Acquisitionco, LLC	11/15/2027	Business Services	6.50%	3M L+550	1,982	1,944	1,942
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(23)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(34)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	6.50%	3M L+550	4,909	4,807	4,786
Inception Fertility Ventures, LLC (7)	12/07/2023	Healthcare, Education and Childcare	—	—	12,980	—	(162)
Infolinks Media Buyco, LLC	11/01/2026	Media	7.01%	1M L+600	6,461	6,341	6,461
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372	—	24
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.76%	3M L+550	21,270	21,144	21,066
Integrity Marketing Acquisition, LLC (7)	07/09/2023	Insurance	—	—	873	—	(2)
ITI Holdings, Inc.	03/03/2028	Business Services	6.25%	3M L+550	8,972	8,817	8,815
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	1,490	—	—
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	11,739	11,670	11,622
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	872	872	863
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,066	—	(11)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	7.00%	3M L+600	19,451	19,082	19,257
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	4,854	—	(49)
Lash OpCo, LLC	02/18/2027	Consumer Products	8.01%	1M L+700	12,893	12,625	12,893
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	1,820	—	—
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.51%	1M L+750	795	790	776
			(PIK 5.00%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	7.25%	3M L+625	9,224	$9,051	$9,131
Ledge Lounger, Inc. (Revolver)	11/09/2026	Consumer Products	7.25%	3M L+625	1,288	1,288	1,276
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	644	—	(6)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	2,232	2,214	2,209
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	6.50%	1M L+550	311	311	308
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	855	—	(9)
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	2,046	2,035	2,046
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	737	737	737
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	8.00%	3M L+725	6,000	5,760	5,880
Mars Acquisition Holdings Corp. (Revolver)(7)	5/14/2026	Media	—	—	806	—	(6)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(7)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	6.51%	3M L+550	3,080	3,043	3,019
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	2,920	—	(29)
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,922	—	(89)
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(34)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,444	2,427	2,444
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	1,612	—	—
Municipal Emergency Services, Inc.	09/28/2027	Distribution	6.00%	3M L+500	547	542	529
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,333	—	(31)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	6.00%	3M L+500	282	282	273
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,598	—	(53)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(6)
Neptune Flood Incorporated	10/14/2026	Financial Services	7.00%	3M L+600	4,821	4,787	4,821
OIS Management Services, LLC	07/09/2026	Healthcare, Education and Childcare	5.56%	3M L+475	1,433	1,423	1,419
OIS Management Services, LLC (Revolver)	07/09/2026	Healthcare, Education and Childcare	5.75%	3M L+475	333	333	330
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.25%	3M L+625	7,127	6,997	7,055
ORL Acquisition, Inc.	09/03/2027	Business Services	6.26%	3M L+525	4,476	4,394	4,476
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	—
Owl Acquisition, LLC	2/4/2028	Education	6.75%	3M L+575	4,000	3,922	3,900
Ox Two, LLC	05/18/2026	Building Materials	8.00%	1M L+700	12,849	12,676	12,592
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	8.00%	1M L+700	2,097	2,097	2,055
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	323	—	(6)
PL Acquisitionco, LLC	11/09/2027	Retail	7.50%	3M L+650	8,678	8,535	8,526
PL Acquisitionco, LLC - (Revolver)	11/09/2027	Retail	7.50%	3M L+650	1,294	1,294	1,272
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—		1,941	—	(34)
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	24,868	21,623	24,868
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,606	2,268	2,606
			(PIK 11.50%)
Quantic Electronics, LLC (7)	11/19/2026	Aerospace and Defense	—	—	2,094	—	(21)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	528	—	(11)
Questex, LLC	09/09/2024	Media	6.00%	3M L+500	21,713	21,509	20,627
Questex, LLC (Revolver)	09/09/2024	Media	6.00%	3M L+500	1,436	1,436	1,364
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	2,154	—	(108)
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,227	—	(22)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,127	—	(17)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	126	126	124
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(1)
Riverside Assessments, LLC	03/10/2025	Education	6.50%	3M L+550	12,692	12,542	12,692
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	598	598	598
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	4,513	4,455	4,468
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.00%	3M L+600	30	30	30
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	(0)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.50%	3M L+850	20,665	20,189	20,355
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	2,976	—	(45)
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	7.50%	3M L+650	484	484	484
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	1,532	—	—
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(73)
Spear Education, LLC	02/26/2025	Education	6.26%	3M L+525	12,110	12,026	12,110
Spendmend Holdings LLC	03/01/2028	Business Services	6.75%	3M L+575	7,861	7,744	7,735
Spendmend Holdings LLC - Unfunded Term Loan	03/01/2023	Business Services			4,671	—	(40)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	6.75%	3M L+575	187	187	184
Spendmend Holdings LLC - Unfunded Revolver	03/01/2028	Business Services			1,215	—	(19)
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	7.00%	3M L+600	11,250	11,038	10,879
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(97)
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620	—	—
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	7.01%	3M L+600	11,265	11,163	11,152

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

MARCH 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
The Bluebird Group LLC	07/27/2026	Business Services	7.50%	3M L+650	7,511	$7,367	$7,661
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	15
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	2,221	—	(7)
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	740	—	(10)
TVC Enterprises, LLC	03/26/2026	Transportation	7.00%	1M L+600	17,688	17,485	17,335
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(27)
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	1,314	1,314	1,314
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC	04/01/2028	Aerospace and Defense	6.25%	3M L+550	2,232	2,211	2,176
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(9)
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	9.76%	3M L+875	25,110	24,574	24,733
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.76%	3M L+575	1,885	1,867	1,885
Wildcat Buyerco, Inc. Term Loan C (7)	05/11/2023	Electronics	—	—	1,578	—	18
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551	—	—
Zips Car Wash, LLC	03/01/2024	Auto Sector	8.18%	3M L+700	14,002	13,868	13,862
Zips Car Wash, LLC (Revolver) (7)	03/01/2024	Auto Sector	—	—	1,140	—	—
Total First Lien Secured Debt						615,472	616,862
Second Lien Secured Debt—19.6%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	9.75%	3M L+900	17,000	16,527	16,725
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	10.00%	3M L+900	17,176	16,845	16,833
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400	20,253	20,400
ENC Parent Corporation	08/19/2029	Business Services	8.51%	3M L+750	7,500	7,428	7,350
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500	32,134	31,119
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	16,593	16,340	16,178
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150	147	150
VT Topco, Inc.	08/17/2026	Business Services	7.76%	3M L+675	15,000	14,926	14,700
Total Second Lien Secured Debt						124,602	123,455
Subordinated Debt/Corporate Notes—5.1%
Cascade Environmental LLC (6)	12/30/2023	Environmental Services	—	—	45,265	43,561	33,782
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						43,561	33,782
Preferred Equity/Partnership Interests—1.0% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	240
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	1,109
Cascade Environmental LLC (9)	—	Environmental Services	16.00%	—	178,304	17,607	—
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	744
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	457
MeritDirect Holdings, LP (9)	—	Media	—	—	1,135	1,135	1,359
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	214
ORL Holdco, Inc.	—	Business Services	—	—	575	57	60
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,932
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	223
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	33
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						22,634	6,372
Common Equity/Partnership Interests/Warrants—18.2% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	78
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,203
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	50
Athletico Holdings, LLC	—	Healthcare, Education and Childcare	—	—	9,357	10,000	10,023
Atlas Investment Aggregator, LLC (9)	—	Telecomunications	—	—	1,700,000	1,700	1,632
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852	—
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	863
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	837
Cowboy Parent LLC	—	Distribution	—	—	26,360	2,782	3,632
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	118
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	328	740
Delta InvestCo LP	—	Telecommunications	—	—	698,889	699	1,250
(Sigma Defense Systems, LLC) (9)						—	—
Delta InvestCo LP	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	41	434
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,269
Exigo, LLC (9)	—	Business Services			1,458,333	1,458	1,458
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,186	511	1,149
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	6,384	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense			20,357	2,290	3,338
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	4,515
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	14
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,710
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	1,003	588
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	783
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,078
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	608

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Icon Partners V C, L.P.	—	Business Services	—	—	1,111,111	$1,111	$1,111
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	388,889	—	—
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	4,510
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	590
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP	—	Healthcare, Education and Childcare	—	—	82,895	829	829
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	30,965
(Cano Health, LLC) (9)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	2,688	783	2,688
(Walker Edison Furniture Company LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,315
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,660
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	485
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	364	1,262
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	468
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	123
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	815	815
MeritDirect Holdings, LP (9)	—	Media	—	—	1,135	—	178
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	3,763
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,261	1,112
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP	—	Business Services	—	—	351,553	352	362
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	276
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,708
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	446
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	—
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	72
ORL Holdco, Inc.	—	Business Services	—	—	638	6	92
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	11,418,675	11,419	11,678
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	857
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	66	340
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	41
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,173
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	383
(Sales Benchmark Index LLC)						—	—
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	—
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	883
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	1,890
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,120
Class B (US Dominion, Inc.)						—	—
StellPen Holdings, LLC	—	Media	—	—	153,846	154	178
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	274
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	528,683	529	650
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	366,761	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	—
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	1
(The Vertex Companies, LLC)
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	360,343	3,022	396
UniVista Insurance (9)	—	Business Services	—	—	400	393	484
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	563
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						68,962	121,115
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						875,230	901,587
Investments in Non-Controlled, Affiliated Portfolio Companies—5.5% (1), (2)
Preferred Equity/Partnership Interests—4.8% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173	—
ETX Energy, LLC - Series X (9)	—	Oil and Gas	—	—	10,944	1,094	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392	31,619
Total Preferred Equity/Partnership Interests						22,660	31,619
Common Equity/Partnership Interests/Warrants—0.8% (6)
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,790	5,111
Total Common Equity/Partnership Interests/Warrants						24,790	5,111
Total Investments in Non-Controlled, Affiliated Portfolio Companies						47,450	36,730
Investments in Controlled, Affiliated Portfolio Companies—41.5% (1), (2)
First Lien Secured Debt—7.6%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.56%	3M L+700	£38,250	52,792	50,362
Total First Lien Secured Debt						52,792	50,362

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—1.7%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	11,950,604	$11,951	$11,353
			(PIK 15.00%)
Total Second Lien Secured Debt						11,951	11,353
Subordinated Debt—11.5%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	76,082,678	76,083	76,083
Total Subordinated Debt						76,083	76,083
Common Equity—20.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	851
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	41,564,397	41,627	48,129
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708	88,862
Total Common Equity						220,984	137,842
Total Investments in Controlled, Affiliated Portfolio Companies						361,809	275,640
Total Investments—182.7%						1,284,489	1,213,957
Cash and Cash Equivalents—4.0%
BlackRock Federal FD Institutional 30						13,663	13,663
BNY Mellon Cash Reserve and Cash						12,596	12,587
Total Cash and Cash Equivalents						26,259	26,251
Total Investments and Cash Equivalents—186.7%						$1,310,748	$1,240,208
Liabilities in Excess of Other Assets—(86.7%)							(575,882)
Net Assets—100.0%							$664,325

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2021

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—124.3% (1), (2)
First Lien Secured Debt—77.5%
18 Freemont Street Acquisition, LLC	08/11/2025	Hotels, Motels, Inns and Gaming	9.50%	1M L+800	7,433	$6,815	$7,563
Ad.net Acquisition, LLC (Revolver)	05/06/2026	Media	7.00%	3M L+600	76	76	74
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	369	—	(6)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	8.00%	3M L+700	50	50	47
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	(9)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	15,795	15,639	15,637
Any Hour Services (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	3,824	—	(38)
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	1,331	1,331	1,317
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	6.25%	1M L+525	5,592	5,509	5,536
Apex Service Partners, LLC Term Loan C (7)	01/31/2022	Personal, Food and Miscellaneous Services	—	—	6,658	—	(8)
Apex Service Partners, LLC (Revolver)	07/29/2024	Personal, Food and Miscellaneous Services	6.25%	3M L+525	239	239	235
Apex Service Partners, LLC (Revolver) (7)	07/29/2024	Personal, Food and Miscellaneous Services	—	—	693	—	(12)
Applied Technical Services, LLC (7)	06/29/2022	Environmental Services	—	—	6,235	—	(55)
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	1,000	—	(20)
Bottom Line Systems, LLC	02/13/2023	Healthcare, Education and Childcare	6.25%	1M L+550	6,153	6,128	6,153
Broder Bros., Co.	12/02/2022	Consumer Products	9.75%	3M L+850	25,333	25,333	25,333
CF512, Inc.	08/20/2026	Media	7.00%	3M L+600	10,000	9,802	9,800
CF512, Inc. (7)	08/20/2026	Media	—	—	2,727	—	(27)
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(18)
Compex Legal Services, Inc.	02/09/2026	Business Services	6.75%	3M L+575	3,570	3,514	3,529
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	6.75%	3M L+575	459	459	454
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	197	—	(2)
Connatix Buyer, Inc.	07/13/2027	Media	6.25%	3M L+550	12,000	11,766	11,760
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,158	—	(32)
Connatix Buyer, Inc. (Revolver)	07/13/2027	Media	6.25%	3M L+550	186	186	182
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,673	—	(33)
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	1,847	1,820	1,829
Crane 1 Services, Inc. (7)	08/16/2023	Personal, Food and Miscellaneous Services	—	—	778	—	(2)
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	292	—	(3)
Crash Champions, LLC	08/05/2025	Auto Sector	6.00%	3M L+500	4,751	4,704	4,656
Crash Champions, LLC (7)	05/14/2022	Auto Sector	—	—	6,749	—	(67)
DermaRite Industries LLC	03/03/2022	Manufacturing / Basic Industries	8.00%	1M L+700	8,055	8,041	7,720
Dr. Squatch, LLC	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	13,515	13,247	13,244
Dr. Squatch, LLC (Revolver)	08/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	1,706	1,706	1,671
Dr. Squatch, LLC (Revolver) (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	620	—	(12)
DRS Holdings III, Inc.	11/03/2025	Consumer Products	7.25%	3M L+625	9,975	9,882	9,905
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(12)
ECL Entertainment, LLC	03/31/2028	Hotels, Motels, Inns and Gaming	8.25%	1M L+750	8,747	8,664	8,944
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	518	—	(3)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	5.50%	3M L+475	3,500	3,487	3,500
Gantech Acquisition Corp.	05/14/2026	Business Services	7.25%	1M L+625	19,900	19,522	19,502
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	7.25%	1M L+625	498	498	488
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,493	—	(30)
Graffiti Buyer, Inc.	08/10/2027	Distribution	6.75%	3M L+575	1,994	1,955	1,964
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	893	—	(4)
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	769	—	(18)
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	1,500	—	(15)
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	750	—	(8)
HW Holdco, LLC	12/10/2024	Media	5.50%	3M L+450	2,541	2,526	2,516
HW Holdco, LLC (Revolver)	12/10/2024	Media	5.50%	3M L+450	1,219	1,219	1,207
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	2,168	—	(22)
IG Investments Holdings, LLC	09/22/2028	Business Services	6.75%	3M L+600	4,518	4,428	4,428
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	—
IMIA Holdings, Inc.	04/09/2027	Aerospace and Defense	6.75%	3M L+575	13,589	13,341	13,317
IMIA Holdings, Inc. (Revolver) (7)	04/09/2027	Aerospace and Defense	—	—	1,674	—	(33)
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.49%	3M L+550	17,220	17,116	17,134
Integrity Marketing Acquisition, LLC (7)	07/09/2023	Insurance	—	—	4,278	—	11
Juniper Landscaping of Florida, LLC	12/22/2021	Personal, Food and Miscellaneous Services	6.50%	1M L+550	2,615	2,611	2,615
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	11,800	11,712	11,486
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	8.00%	1M L+700	872	872	849
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,066	—	(28)
Lash OpCo, LLC	02/18/2027	Consumer Products	8.00%	1M L+700	30,000	29,335	29,400
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	8.00%	1M L+700	291	291	285
Lash OpCo, LLC (Revolver) (7)	08/19/2026	Consumer Products	—	—	1,528	—	(31)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	1M L+750	790	785	741
			(PIK 5.00%)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	6.75%	1M L+575	4,994	4,922	4,994
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	—
Lombart Brothers, Inc.	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	1,036	1,036	1,036
Lombart Brothers, Inc. (Revolver)	04/13/2023	Healthcare, Education and Childcare	7.25%	1M L+625	737	737	737

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Mars Acquisition Holdings Corp. (Revolver)(7)	5/14/2026	Media	—	—	806	$-	$(8)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(14)
MeritDirect, LLC	05/23/2024	Media	6.50%	3M L+550	2,759	2,736	2,732
MeritDirect, LLC (Revolver) (7)	05/23/2024	Media	—	—	2,518	—	(25)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	6.00%	3M L+500	6,953	6,814	6,814
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,880	—	—
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,880	—	—
NBH Group LLC	08/19/2026	Healthcare, Education and Childcare	6.50%	1M L+550	7,561	7,413	7,410
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(23)
OIS Management Services, LLC	07/09/2026	Healthcare, Education and Childcare	5.75%	3M L+475	3,893	3,843	3,834
OIS Management Services, LLC (7)	07/09/2023	Healthcare, Education and Childcare	—	—	1,433	—	(11)
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare, Education and Childcare	—	—	333	—	(5)
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.25%	3M L+625	14,920	14,631	14,659
ORL Acquisition, Inc.	09/03/2027	Business Services	6.25%	3M L+525	5,041	4,941	4,940
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	—
Ox Two, LLC	05/18/2026	Building Materials	7.00%	1M L+600	15,671	15,435	15,358
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	7.00%	1M L+600	645	645	632
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	1,774	—	(35)
PRA Events, Inc.	08/07/2025	Business Services	11.50%	3M L+1,050	23,675	20,421	22,373
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	11.50%	3M L+1,050	2,461	2,123	2,326
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	6,188	6,095	6,064
Quantic Electronics, LLC (7)	11/19/2026	Aerospace and Defense	—	—	2,094	—	(21)
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	528	—	(11)
Questex, LLC	09/09/2024	Media	6.00%	3M L+500	21,825	21,584	20,516
Questex, LLC (Revolver)	09/09/2024	Media	6.00%	3M L+500	2,154	2,154	2,025
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	1,436	—	(86)
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,227	—	(63)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,127	—	(11)
Research Horizons, LLC	06/28/2022	Media	7.25%	1M L+625	28,796	28,682	28,508
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	2,884	2,884	2,847
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(4)
Riverside Assessments, LLC	03/10/2025	Education	6.75%	3M L+575	16,174	15,952	15,769
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(18)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	299	299	299
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	299	—	—
Schlesinger Global, Inc.	07/14/2025	Business Services	8.00%	3M L+700	512	507	489
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	8.00%	3M L+700	24	24	23
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	14	—	(1)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	9.75%	3M L+875	6,520	6,378	6,406
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	951	—	(17)
Signature Systems Holding Company - Term Loan II	12/31/2021	Chemicals, Plastics and Rubber	8.50%	3M L+750	806	802	798
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	8.50%	3M L+750	484	484	479
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	1,532	—	(15)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	—
Spear Education, LLC	02/26/2025	Education	6.00%	3M L+500	14,898	14,781	14,898
Spear Education, LLC (7)	02/26/2022	Education	—	—	6,875	—	—
Spectacle Gary Holdings, LLC	12/23/2025	Hotels, Motels, Inns and Gaming	11.00%	1M L+900	21,546	20,972	23,391
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620	—	(0)
The Bluebird Group LLC	07/27/2026	Business Services	8.00%	3M L+700	5,606	5,496	5,570
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	(5)
The Vertex Companies, LLC	08/30/2027	Business Services	6.50%	1M L+550	4,577	4,486	4,491
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	2,221	—	(19)
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	740	—	(14)
TPC Canada Parent, Inc. and TPC US Parent, LLC (8),(11)	11/24/2025	Food	6.25%	3M L+525	1,771	1,771	1,718
TVC Enterprises, LLC	03/26/2026	Transportation	6.75%	1M L+575	15,506	15,347	15,506
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	2,702	—	—
TWS Acquisition Corporation	06/16/2025	Education	7.25%	1M L+625	4,137	4,137	4,137
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	—
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	6.75%	3M L+575	24,875	24,293	23,942
Wildcat Buyerco, Inc.	02/27/2026	Electronics	6.00%	3M L+500	1,629	1,612	1,621
Wildcat Buyerco, Inc. (7)	02/27/2022	Electronics	—	—	2,574	—	16
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	551	—	(7)
Total First Lien Secured Debt						509,046	511,405
Second Lien Secured Debt—16.2%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	9.75%	3M L+900	17,000	16,506	16,873
Data Axle, Inc.	04/03/2024	Other Media	10.25%	3M L+925	20,400	20,220	20,400
ENC Parent Corporation	08/19/2029	Business Services	8.25%	3M L+750	7,500	7,426	7,425
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.25%	1M L+825	32,500	32,106	31,119
Inventus Power, Inc.	09/29/2024	Electronics	9.50%	3M L+850	16,593	16,292	16,261
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.00%	3M L+1,000	150	147	147
VT Topco, Inc.	08/17/2026	Business Services	7.06%	3M L+675	15,000	14,922	15,000
Total Second Lien Secured Debt						$107,620	$107,225

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—8.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,335	$14,165	$14,335
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	42,468	42,150	42,680
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						56,315	57,015
Preferred Equity/Partnership Interests—3.9% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	240
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	944
Cascade Environmental LLC	—	Environmental Services	16.00%	—	178,304	17,607	21,133
Mars Intermediate Holdings II, Inc		Media	—	—	414	414	432
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540	693
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	202
ORL Holdco, Inc.	—	Business Services	—	—	575	57	57
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,879
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	262
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	30	30	30
Total Preferred Equity/Partnership Interests						21,295	25,873
Common Equity/Partnership Interests/Warrants—18.0% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	49
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,192
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	33
Atlas Investment Aggregator, LLC (9)	—	Telecomunications	—	—	1,700,000	1,700	1,710
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852	478
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	475
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	635
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250	1,902
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	104
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	328	369
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	571	488
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	(82)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	41	565
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,153
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	3,331	333	339
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	4,072	—	—
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	3,558
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	9
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,663
(TVC Enterprises, LLC)						—	—
GCOM InvestCo LP (9)	—	Business Services	—	—	1,855	809	352
GCOM InvestCo LP (7),(9)	—	Business Services	—	—	965	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	844
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,320
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	613
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040	3,221
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	390	434
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	—	60,808
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	—	6,616
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,266	2,195
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,147
KL Stockton Co-Invest LP (Any Hour Services) (9)	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	382
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	364	1,044
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	315
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	169
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	126
Municipal Emergency Services, Inc.	—	Distribution	—	—	1,593,514	1,594	1,594
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,262	1,537
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	186
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,625
(Holdco Sands Intermediate, LLC) (9)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	63
ORL Holdco, Inc.	—	Business Services	—	—	638	6	6
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	66	365
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	21

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
RFMG Parent, LP (Rancho Health MSO, Inc.)	—	Healthcare, Education and Childcare	—	—	1,050,000	$1,050	$1,253
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	278
(Sales Benchmark Index LLC)						—	—
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	1,890
Class A (US Dominion, Inc.)						—	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,534
Class B (US Dominion, Inc.)						—	—
StellPen Holdings, LLC (CF512, Inc.)	—	Media	—	—	153,846	154	154
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	260
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	33
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	608	1	1
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,022	914
UniVista Insurance	—	Business Services	—	—	400	400	405
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231	411
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056	5,227
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						35,536	118,982
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						729,811	820,500
Investments in Non-Controlled, Affiliated Portfolio Companies—7.6% (1), (2)
Preferred Equity/Partnership Interests—6.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173	—
ETX Energy, LLC - Series X (9)	—	Oil and Gas	—	—	10,944	1,094	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392	41,023
Total Preferred Equity/Partnership Interests						22,660	41,023
Common Equity/Partnership Interests/Warrants—1.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,712	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,790	9,139
Total Common Equity/Partnership Interests/Warrants						56,064	9,139
Total Investments in Non-Controlled, Affiliated Portfolio Companies						78,723	50,161
Investments in Controlled, Affiliated Portfolio Companies—58.3% (1), (2)
First Lien Secured Debt—6.2%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+700	£30,500	42,389	41,125
Total First Lien Secured Debt						42,389	41,125
Second Lien Secured Debt—10.6%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	11,087	11,087	11,087
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	58,582	58,276	58,582
			(PIK 11.00%)
Total Second Lien Secured Debt						69,363	69,668
Subordinated Debt—9.7%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,155	64,155	64,155
Total Subordinated Debt						64,155	64,155
Preferred Equity—2.0% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	547	—

(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725	13,412
Total Preferred Equity						11,272	13,412
Common Equity—29.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	254
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000	—

(PT Network, LLC) (9)
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	11,013
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,893	41,160
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,159	62,131
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708	81,710
Total Common Equity						225,408	196,269
Total Investments in Controlled, Affiliated Portfolio Companies						412,587	384,628
Total Investments—190.2%						1,221,121	1,255,289
Cash and Cash Equivalents—3.1%
BlackRock Federal FD Institutional 30						18,220	18,220
BNY Mellon Cash Reserve and Cash						2,163	2,137
Total Cash and Cash Equivalents						20,383	20,357
Total Investments and Cash Equivalents—193.2%						$1,241,504	$1,275,646
Liabilities in Excess of Other Assets—(93.2%)							(615,502)
Net Assets—100.0%							$660,144

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our investment objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering. Our common stock trades on the New York Stock Exchange under the symbol “PNNT.”

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

We have formed the Taxable Subsidiary, which is subject to tax as a corporation. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

In January 2022, we formed PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of March 31, 2022, our capital commitment of $15.0 million is 93.1% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

Our significant accounting policies consistently applied are as follows:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2022, we had one portfolio company on non-accrual, representing 3.5% and 2.8% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had no portfolio companies on non-accrual.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and six months ended March 31, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.4 million respectively, all of which pertains to U.S. federal excise tax. For the three and six months ended March 31, 2021, we recorded a provision for taxes on net investment income of $0.2 million and $0.3 million respectively, all of which pertains to U.S. federal excise tax.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

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

For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $5.1 million and $5.1 million, respectively, on net realized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized gain on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the three and six months ended March 31, 2021, the Company recognized a provision for taxes of zero on net realized gain on investments by the Taxable Subsidiary.

For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $(5.1) million and zero, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. During the three and six months ended March 31, 2022, the Company paid $4.0 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in remaining tax liability of $1.1 million as of March 31, 2022 included under accrued other expenses in the consolidated statement of assets and liabilities.

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

(f)
Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiary in our Consolidated Financial Statements. We do not consolidate our non-controlling interest in PSLF or PTSF II. See further description of our investment in PSLF in Note 4.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

Base Management Fee

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2022 Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2022, the Investment Adviser earned a base management fee of $5.0 million and $10.1 million, respectively, from us. For the three and six months ended March 31, 2021, the Investment Adviser earned a base management fee of $4.3 million and $8.4 million, respectively, from us.

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

Beginning April 1, 2020 and through June 30, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the three and six months ended March 31, 2022, the Investment Adviser earned an incentive fee of zero and $2.7 million, respectively, on net investment income from us. For the three and six months ended March 31, 2021, the Investment Adviser did not earn an incentive fee on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of three and six months ended March 31, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2022,we reimbursed the Investment Adviser approximately $0.6 million and $0.9 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above. For the three and six months ended March 31, 2021, we reimbursed the Investment Adviser approximately $0.5 million and $0.7 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator, for the services described above.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2022 and 2021.

For the three and six months ended March 31, 2022 we sold $11.5 million and $59.6 million in investments to PSLF at fair value, respectively, and recognized zero and $0.1 million of net realized gains, respectively. For the three and six months ended March 31, 2021, we sold $15.5 million $37.8 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.5 million of net realized gains, respectively.

For the three months ended March 31, 2022, we sold $82.3 million in investments to PTSF II at fair value and recognized $0.2 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2022 totaled $185.7 million and $480.8 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $78.4 million and $150.1 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2022 totaled $405.5 million and $537.7 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $65.0 million and $167.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2022		September 30, 2021
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$668,265	$667,224	$551,435	$552,530
Second lien	136,552	134,808	176,983	176,894
Subordinated debt / corporate notes	43,561	33,782	56,315	57,015
Subordinated notes in PSLF	76,083	76,083	64,155	64,155
Equity	318,402	253,931	338,341	363,537
Equity in PSLF	41,627	48,129	33,893	41,160
Total investments	1,284,490	1,213,957	1,221,121	1,255,290
Cash and cash equivalents	26,259	26,251	20,383	20,357
Total investments and cash and cash equivalents	$1,310,749	$1,240,207	$1,241,504	$1,275,647

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2022(1)	September 30, 2021 (1)
Business Services	14%	9%
Healthcare, Education and Childcare	12	23
Consumer Products	10	9
Energy and Utilities	8	7
Aerospace and Defense	7	2
Distribution	6	7
Media	6	7
Auto Sector	4	—
Telecommunications	4	2
Education	3	3
Environmental Services	3	6
Home and Office Furnishings	3	3
Building Materials	2	3
Electronics	2	2
Financial Services	2	—
Insurance	2	2
Other Media	2	2
Personal, Food and Miscellaneous Services	2	1
Retail	2	—
Transportation	2	2
Chemicals, Plastics and Rubber	1	1
Manufacturing / Basic Industries	1	1
Printing and Publishing	1	2
Cargo Transport	—	1
Hotels, Motels, Inns and Gaming	—	4
Personal and Non-Durable Consumer Products	—	1
Other	1	—
Total	100%	100%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of March 31, 2022 and September 30, 2021, PSLF had total assets of $468.6 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 60 and 47 portfolio companies as of March 31, 2022 and September 30, 2021, respectively. As of the same dates, we and Pantheon had remaining commitments to fund first lien secured debt and equity interests in PSLF in an aggregate amount of $19.7 and $12.8 million, respectively. As of March 31, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $16.7 million and the five largest investments totaled $73.9 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2022 and September 30, 2021, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of March 31, 2022 and September 30, 2021 our investment in PSLF consisted of subordinated notes of $76.1 million (additional $11.9 million unfunded) and $64.2 million, respectively, and equity interests of $48.1 million (additional $7.7 million unfunded) and $41.2 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $225.0 million (reduced from $275.0 million on March 2, 2022) senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 255 basis points during the investment period, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, Ltd., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, Ltd. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, Ltd. transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, Ltd. and 100% of the Subordinated Notes issued by PennantPark CLO IV, Ltd.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2022	September 30, 2021
Total investments	$446,088	$405,232
Weighted average cost yield on income producing investments	7.2%	7.1%
Number of portfolio companies in PSLF	60	47
Largest portfolio company investment	$16,727	$16,817
Total of five largest portfolio company investments	$73,858	$74,445

Below is a listing of PSLF’s individual investments as of March 31, 2022:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 560.7%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%	3M L+600	4,963	$4,963	$4,963
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	9.00%	3M L+800	896	888	860
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	12,560	12,508	12,560
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	6,484	6,475	6,484
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	6.27%	1M L+550	6,569	6,492	6,569
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	6.55%	—	3,323	3,294	3,323
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+575	7,406	7,313	7,314
Bottom Line Systems, LLC	2/13/2023	Healthcare, Education and Childcare	6.25%	3M L+550	13,729	13,710	13,729
CF512, Inc.	8/20/2026	Media	7.00%	3M L+600	2,992	2,963	2,963
Crash Champions, LLC	8/5/2025	Auto Sector	6.00%	3M L+500	5,955	5,839	5,806
Dr. Squatch, LLC	8/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	6,484	6,357	6,484
DRS Holdings III, Inc.	11/3/2025	Consumer Products	6.75%	3M L+575	13,360	13,280	13,293
Duraco Specialty Tapes, LLC	6/30/2024	Containers and Packaging	6.50%	1M L+550	4,000	3,938	3,932
ECL Entertainment, LLC	3/31/2028	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,581	4,581	4,600
ECM Industries, LLC	12/23/2025	Electronics	5.75%	3M L+475	2,827	2,758	2,770
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,425	7,392	7,351
Graffiti Buyer, Inc.	8/10/2027	Distribution	6.75%	3M L+575	1,984	1,946	1,930
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.26%	3M L+500	5,925	5,925	5,925
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.00%	3M L+600	4,000	3,926	3,920
HW Holdco, LLC	12/10/2024	Media	6.44%	1M L+575	14,513	14,350	14,222
IG Investments Holdings, LLC	9/22/2028	Business Services	7.01%	3M L+600	4,496	4,406	4,428
Imagine Acquisitionco, Inc.	11/15/2027	Software	6.50%	3M L+550	3,678	3,610	3,605
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	6.75%	1M L+575	7,828	7,785	7,753
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	14,513	14,347	14,367
Lash OpCo, LLC	2/18/2027	Consumer Products	8.01%	3M L+700	9,975	9,840	9,975
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,131	2,120	2,082
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	6.50%	1M L+575	12,408	12,153	12,284
Lombart Brothers, Inc.	4/13/2023	Healthcare, Education and Childcare	7.25%	3M L+625	16,727	16,689	16,727
MAG DS Corp.	4/1/2027	Aerospace and Defense	6.50%	3M L+550	5,600	5,117	5,040
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	1M L+550	7,960	7,897	7,900
MBS Holdings, Inc.	4/16/2027	Telecommunications	6.75%	3M L+575	7,444	7,359	7,369
MeritDirect, LLC	5/23/2024	Media	6.50%	3M L+550	13,130	13,022	13,130

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

Municipal Emergency Services, Inc.	9/28/2027	Distribution	6.00%	3M L+500	4,175	4,108	4,037
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	6.50%	1M L+650	7,542	7,456	7,505
OIS Management Services, LLC	7/9/2026	Healthcare, Education and Childcare	5.75%	3M L+475	3,883	3,845	3,844
PlayPower, Inc.	5/8/2026	Consumer Products	6.50%	3M L+550	2,594	2,491	2,447
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	3,429	3,362	3,361
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	6.75%	3M L+575	12,784	12,665	12,656
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	3M L+575	5,207	5,207	5,207
Recteq, LLC	1/29/2026	Consumer Products	7.00%	3M L+600	9,900	9,750	9,752
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	14,618	14,495	14,329
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,229	3,207	3,220
Sales Benchmark Index LLC	1/3/2025	Business Services	7.75%	3M L+600	7,267	7,164	7,267
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	3M L+550	5,137	5,137	5,137
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	7.50%	1M L+650	13,125	13,024	13,125
Solutionreach, Inc.	1/17/2024	Communications	6.75%	1M L+575	11,815	11,767	11,295
STV Group Incorporated	12/11/2026	Transportation	5.71%	1M L+525	12,099	12,024	11,736
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	7.01%	1M L+600	4,988	4,889	4,823
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,646	4,646	4,646
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	4,566	4,544	4,521
Teneo Holdings LLC	7/18/2025	Financial Services	6.25%	1M L+525	2,981	2,967	2,946
The Bluebird Group LLC	7/27/2026	Business Services	8.00%	3M L+700	3,000	3,000	3,060
The Vertex Companies, LLC	8/30/2027	Business Services	6.50%	1M L+550	4,554	4,505	4,495
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,565	5,401	5,398
TVC Enterprises, LLC	3/26/2026	Transportation	7.00%	1M L+575	12,709	12,654	12,455
TWS Acquisition Corporation	6/16/2025	Education	7.25%	3M L+625	9,145	9,101	9,145
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	6.25%	3M L+550	9,925	9,846	9,677
UBEO, LLC	4/3/2024	Printing and Publishing	5.51%	1M L+450	4,686	4,664	4,592
Vision Purchaser Corporation	6/10/2025	Media	7.75%	6M L+675	14,212	14,054	14,212
Wildcat Buyerco, Inc.	2/27/2026	Electronics	6.76%	3M L+575	10,120	10,023	10,120
Zips Car Wash, LLC	3/1/2024	Business Services	7.75%	3M L+675	7,498	7,356	7,423

Total First Lien Secured Debt						446,592	446,088
Total Investments - 560.7%
Cash and Cash Equivalents - 22.5%
BlackRock Federal FD Institutional 30						17,862	17,862
Total Cash and Cash Equivalents						17,862	17,862
Total Investments and Cash Equivalents - 583.2%						$464,454	$463,950
Liabilities in Excess of Other Assets — (483.2)%							(384,398)
Members' Equity—100.0%							$79,552

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

Below is a listing of PSLF’s individual investments as of September 30, 2021:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,988	$4,920	$4,913
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921	912	864
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625	14,481	14,479
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500	6,378	6,370
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569	6,518	6,504
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,347	3,313	3,313
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,444	7,336	7,295
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729	13,674	13,729
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985	5,873	5,865
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428	13,335	13,334
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,604	4,560	4,707
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,827	2,805	2,770
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,463	7,360	7,425
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955	5,819	5,895
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,071	11,934	12,010
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,588	14,499	14,442
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059	8,890	8,878
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868	7,803	7,829
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420	9,420	9,420
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,588	14,479	14,199
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,120	2,107	1,987
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,472	12,273	12,472
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,817	16,729	16,817
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,837	5,581	5,253
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000	7,852	7,920
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481	7,338	7,332
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386	13,272	13,252
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805	3,778	3,736
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,335	13,202	13,068
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,232	5,140	5,232
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950	9,775	9,851
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,695	14,602	14,508
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,246	3,217	3,206
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632	7,526	7,442
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232	5,181	5,232
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500	13,397	13,365
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,882	11,758	11,882
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,099	12,003	12,038
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967	4,891	4,966
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593	4,558	4,547
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,997	2,884	2,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593	5,537	5,425
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773	12,643	12,773
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,648	9,515	9,648
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950	9,853	9,950
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710	4,676	4,687
Vision Purchaser Corporation	06/10/25	Media	7.75%		14,249	14,056	14,035
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%		7,425	7,360	7,388
						—	—
Total First Lien Secured Debt					409,602	405,009	405,232
Cash and Cash Equivalents—18.9%						-	-
BlackRock Federal FD Institutional 30						11,013	11,013
US Bank Cash						—	—
Total Cash and Cash Equivalents						11,013	11,013
Total Investments and Cash Equivalents—592.7%						$416,023	$416,246
Liabilities in Excess of Other Assets—(492.7)%							(348,213)
Members' Equity—100.0%							$68,032

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

Below is the financial information for PSLF:

Consolidated Statements of Assets and Liabilities
($ In thousands)

	March 31, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$446,592 and $405,009, respectively)	$446,088	$405,232
Cash and cash equivalents (cost—$17,862 and $11,013, respectively)	17,862	11,013
Interest receivable	1,415	1,175
Prepaid expenses and other assets	921	—
Total assets	466,286	417,421
Liabilities
Distribution payable to Members	4,000	2,800
Payable for investments purchased	—	12,793
Credit facility payable	9,000	224,000
2034 Asset-backed debt, net (par—$246,000)	243,702	—
Notes payable to members	125,756	106,041
Interest payable on credit facility	1,995	1,499
Interest payable on notes to members	1,635	1,644
Accrued other expenses	645	612
Total liabilities	386,733	349,389
Members' equity	79,552	68,032
Total liabilities and members' equity	$466,286	$417,421

———————————

(1)
As of March 31, 2022 and September 30, 2021, PSLF did not have any unfunded commitments to fund investments.

Consolidated Statements of Operations
(Unaudited)
($ In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Investment income:
Interest	$7,698	$6,696	$15,269	$13,258
Other income	39	290	142	727
Total investment income	7,737	6,986	15,410	13,985
Expenses:
Interest expense on credit facility and asset-backed debt	2,046	1,498	3,654	3,250
Interest expense on notes to members	2,430	2,381	4,869	4,683
Administrative services expenses	293	293	586	586
Other general and administrative expenses	112	112	223	223
Total expenses	4,881	4,283	9,333	8,742
Net investment income	2,856	2,702	6,077	5,242
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	387	—	386	464
Net change in unrealized (depreciation) appreciation on:
Investments	(1,233)	1,744	(727)	4,454
Net change in unrealized (depreciation) appreciation on investments	(1,233)	1,744	(727)	4,454
Net realized and unrealized (loss) gain from investments	(846)	1,744	(341)	4,919
Net increase in members' equity resulting from operations	$2,010	$4,446	$5,736	$10,161

———————————

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

ASC 820 classifies the inputs used to measure these fair values into the following hierarchies:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at March 31, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$45,522	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	621,702	Market Comparable	Market yield	7.0% - 18.1% (9.1%)
Second lien	22,050	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	101,405	Market Comparable	Market yield	11.4% - 12.5% (12.0%)
Second lien	11,353	Enterprise Market Value	EBITDA multiple	5.8x
Subordinated debt / corporate notes	109,865	Market Comparable	Market yield	9.0% - 34.7% (16.9%)
Equity	210,890	Enterprise Market Value	EBITDA multiple	2.8x - 23.3x (7.2x)
Equity	30,965	Enterprise Market Value	DLOM(2)	16.6%
Total Level 3 investments	$1,153,753
Debt Category ($ in thousands)
Truist Credit Facility	$215,899	Market Comparable	Market yield	2.3%

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

Asset Category ($ in thousands)	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$90,266	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	462,264	Market Comparable	Market yield	6.1% – 13.1% (8.1%)
Second lien	39,298	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	126,509	Market Comparable	Market yield	10.3% – 11.5% (10.7%)
Second lien	11,087	Enterprise Market Value	EBITDA multiple	5.4x
Subordinated debt / corporate notes	121,170	Market Comparable	Market yield	9.6% – 17.1% (12.5%)
Equity	278,486	Enterprise Market Value	EBITDA multiple	2.6x – 18.5x (8.5x)
Equity	60,808	Enterprise Market Value	DLOM(2)	9.3%
Equity	21,133	Market Comparable	Market yield	20.4%
Total Level 3 investments	$1,211,021
Debt Category ($ in thousands)
Truist Credit Facility	$314,813	Market Comparable	Market yield	2.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.
2.
DLOM is defined as discount for lack of marketability.

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2022
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$911,897	$—	$—	$911,897	$—
Equity investments	302,060	396	—	241,856	59,808
Total investments	1,213,957	396	—	1,153,753	59,808
Cash and cash equivalents	26,251	26,251	—	—	—
Total investments and cash and cash equivalents	$1,240,208	$26,647	$—	$1,153,753	$59,808
Truist Credit Facility	$215,899	$—	$—	$215,899	$—
SBA Debentures(2)	27,026	—	—	27,026	—
2026 Notes(2)	146,316	—	146,316	—	—
2026 Notes-2(2)	160,946	—	160,946	—	—
Total debt	$550,187	$—	$307,262	$242,925	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures, the 2026 Notes and the 2026 Notes-2, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of March 31, 2022, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2021
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$850,593	$—	$—	$850,593	$—
Equity investments	404,697	3,110	—	360,428	41,160
Total investments	1,255,290	3,110	—	1,211,021	41,160
Cash and cash equivalents	20,357	20,357	—	—	—
Total investments and cash and cash equivalents	$1,275,647	$23,467	$—	$1,211,021	$41,160
Truist Credit Facility	$314,813	$—	$—	$314,813	—
SBA Debentures (2)	62,159	—	—	62,159	—
2024 Notes (2)	84,503	84,503	—	—	—
2026 Notes (2)	145,865	—	145,865	—	—
Total debt	$607,340	$84,503	$145,865	$376,972	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,428	$1,211,021
Net realized (loss) gain	421	116,163	116,584
Net change in unrealized appreciation	(14,269)	(89,480)	(103,749)
Purchases, PIK interest, net discount accretion and non-cash exchanges	441,570	29,813	471,382
Sales, repayments and non-cash exchanges	(366,418)	(175,067)	(541,485)
Transfers in/out of Level 3	—	—	—
Ending Balance	$911,897	$241,856	$1,153,753
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(12,650)	$(90,848)	$(103,498)

	Six Months Ended March 31, 2021
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$773,426	$270,754	$1,044,180
Net realized gain (loss)	(19,629)	2,306	(17,323)
Net change in unrealized depreciation	30,412	91,986	122,398
Purchases, PIK interest, net discount accretion and non-cash exchanges	129,950	21,087	151,037
Sales, repayments and non-cash exchanges	(157,984)	(9,602)	(167,585)
Transfers in/out of Level 3	—	—	—
Ending Balance	$756,175	$376,531	$1,132,706
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$30,710	$92,810	$123,520

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six months ended March 31,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $316,545 and $380,252, respectively)	$314,813	$360,702
Net change in unrealized (depreciation) appreciation included in earnings	(289)	16,873
Borrowings (1)	496,841	49,564
Repayments (1)	(595,466)	(77,271)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $217,920 and $352,545, respectively)	$215,899	$349,867
Temporary draws outstanding, at cost	—	23,000
Ending Balance (cost – $217,920 and $375,545, respectively)	$215,899	$372,867
(1)
Excludes temporary draws.

As of March 31, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£5,000	$6,696	$6,738	April 29, 2022	$42
British Pound	£31,000	$42,724	$40,393	June 18, 2022	$(2,331)

As of September 30, 2021, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000	$40,045	$39,102	December 17, 2021	$(943)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities during the three and six months ended March 31, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, 2026 Notes-2, and the SBA debentures.

For the three and six months ended March 31, 2022, the Credit Facility had a net change in unrealized depreciation of $1.3 million and $0.3 million, respectively. For the three and six months ended March 31, 2021, the Credit Facility and the 2023 Notes had a net change in unrealized appreciation of $3.8 million and $16.9 million,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

respectively. As of March 31, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility totaled $2.0 million and $2.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2022 were as follows:

Name of Investment	Fair Value at September 30, 2021	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2022	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$41,379	$10,403	$—	$(570)	$51,212	$1,664	$—	$—	$—
Mailsouth Inc.	22,100	864	—	(11,611)	11,353	—	877	—	—
PennantPark Senior Loan Fund, LLC *	105,314	19,662	—	(765)	124,212	2,946	—	4,235	—
PT Networks, LLC	134,125	9,917	(234,974)	90,933	0	—	2,674	—	140,898
RAM Energy LLC	81,710	—	—	7,152	88,862	—	—	—	—
Total Controlled Affiliates	$384,628	$40,846	$(234,974)	$85,139	$275,640	$4,609	$3,551	$4,235	$140,898
Non-Controlled Affiliates
ETX Energy, LLC	$—	$—	$(31,274)	$31,274	$—	$—	$—	$—	$(31,274)
MidOcean JF Holdings Corp.	50,161	—	—	(13,431)	36,730	—	—	—	—
Total Non-Controlled Affiliates	$50,161	$—	$(31,274)	$17,842	$36,730	$—	$—	$—	$(31,274)
Total Controlled and Non-Controlled Affiliates	$434,790	$40,846	$(266,248)	$102,982	$312,370	$4,609	$3,551	$4,235	$109,624

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator for net increase (decrease) in net assets resulting from operations	$3,160	$38,495	$28,668	$109,629
Denominator for basic and diluted weighted average shares	66,747,256	67,045,105	66,897,817	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.05	$0.57	$0.43	$1.64

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facilities, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2022 and September 30, 2021, cash and cash equivalents consisted of money market funds in the amounts of $26.3 million and $20.4 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Six Months Ended March 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$9.85	$7.84
Net investment income (1)	0.36	0.25
Net change in realized and unrealized (loss) gain (1)	0.07	1.39
Net increase in net assets resulting from operations (1)	0.43	1.64
Distributions to stockholders (1), (2)	(0.26)	(0.24)
Repurchase of common stock (1)	0.03	—
Net asset value, end of period	$10.05	$9.24
Per share market value, end of period	$7.78	$5.65
Total return* (3)	24.09%	85.65%
Shares outstanding at end of period	66,131,651	67,045,105
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.55%	3.86%
Ratio of debt related expenses to average net assets (5)	4.03%	3.47%
Ratio of total expenses to average net assets (5)	8.58%	7.33%
Ratio of net investment income to average net assets (5)	7.30%	5.99%
Net assets at end of period	$664,325	$619,247
Weighted average debt outstanding	$558,399	$569,210
Weighted average debt per share (1)	$8.37	$0.01
Asset coverage per unit (6)	$2,271	$2,335
Portfolio turnover ratio	35.66%	25.88%

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
(4)
Excludes debt-related costs.
(5)
Includes interest and expenses on debt (annualized) as well as Credit Facility amendment, debt issuance costs and excludes debt extinguishment cost, if any, (not annualized).
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

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2022 and 2021, inclusive of the fee on the undrawn commitment under the Truist Credit Facility and amortized upfront fees on SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2, was 4.8% and 3.5%, respectively. As of March 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 227% and 221%, respectively.

Truist Credit Facility

As of March 31, 2022, we had the multi-currency Truist Credit Facility for up to $465.0 million (increased from $435.0 million in December 2021) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2022 and September 30, 2021, we had $217.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.8% and 2.4%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2022 and September 30, 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2022 and September 30, 2021, we had $247.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of March 31, 2022, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $27.5 million as of March 31, 2022 and September 30, 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

As of both March 31, 2022 and September 30, 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and six months ended March 31, 2022, $36.0 million in SBA debentures were repaid, respectively. During both the three and six months ended March 31, 2021, there was $20.0 million in SBA debentures were repaid, respectively. As of both March 31, 2022 and September 30, 2021, the unamortized fees on the SBA debentures was $1.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows ($ in thousands):

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$27,500
March 21, 2018	March 1, 2028	3.5	36,000
Weighted Average Rate / Total		3.2%	$63,500

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2022, SBIC II was in compliance with its regulatory requirements.

2024 Notes

As of March 31, 2022 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2022 and September 30, 2021, we had $155.9 million and $104.8 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2022

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2021, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for RAM Energy Holdings LLC for the three and six months ended March 31, 2022 and 2021. Similarly, in accordance with Rule 4-08(g) of Regulation S-X, which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4 to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements. Our investment in PT Networks, LLC was realized on February 14, 2022.

a)
RAM Energy Holdings LLC:

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2022	2021	2022	2021
Total revenue	$5,062	$21,121	$17,796	$27,090
Total expenses	(7,523)	(10,357)	(16,838)	(17,697)
Net income (loss)	$(2,460)	$10,764	$958	$9,393

.

13. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common stock. During the three months ended March 31, 2022, we repurchased 913,454 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.1 million. During the three months ended March 31, 2021, we did not make any repurchases of shares of our common stock.

14. SUBSEQUENT EVENTS

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from The Nasdaq Stock Market LLC ("Nasdaq") effective at market close on April 13, 2022.

[•]

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of March 31, 2022, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2022 and 2021, and cash flows for the six-month periods ended March 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 4, 2022

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. This has required us to reduce the amount of our distributions to stockholders as compared to distributions in previous years. As of March 31, 2022, we had one portfolio company on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in portfolio investments being placed on non-accrual status in the future.

Additionally, as of March 31, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 227% and 221%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2022, our interest bearing debt portfolio consisted of 99% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced interest rates, which has caused LIBOR to decrease. Due to such rates, our gross investment income may decrease, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2022, our portfolio totaled $1,214.0 million, which consisted of $667.2 million of first lien secured debt, $134.8 million of second lien secured debt, $109.9 million of subordinated debt (including $76.1 million in PSLF) and $302.1 million of preferred and common equity (including $48.1 million in PSLF). Our debt portfolio consisted of 99% variable-rate investments and 1% fixed-rate investments. As of March 31, 2022, we had one portfolio company on non-accrual, representing 3.5% and 2.8% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $70.5 million as of March 31, 2022. Our overall portfolio consisted of 113 companies with an average investment size of $10.7 million, had a weighted average yield on interest bearing debt investments of 8.4% and was invested 55% in first lien secured debt, 11% in second lien secured debt, 9% in subordinated debt (including 6% in PSLF) and 25% in preferred and common equity (including 4% in PSLF). As of March 31, 2022, all of the investments held by PSLF were first lien secured debt.

As of September 30, 2021, our portfolio totaled $1,255.3 million and consisted of $552.5 million of first lien secured debt, $176.9 million of second lien secured debt, $121.2 million of subordinated debt (including $64.2 million in PSLF) and $404.7 million of preferred and common equity (including $41.2 million in PSLF). Our interest bearing debt portfolio consisted of 92% variable-rate investments and 8% fixed-rate investments. As of September 30, 2021, we had no portfolio companies on non-accrual. Overall, the portfolio had net unrealized appreciation of $34.2 million as of September 30, 2021. Our overall portfolio consisted of 97 companies with an average investment size of $12.9 million, had a weighted average yield on interest bearing debt investments of 9.0% and was invested 44% in first lien secured debt, 14% in second lien secured debt, 10% in subordinated debt (including 5% in PSLF) and 32% in preferred and common equity (including 3% in PSLF). As of September 30, 2021, all of the investments held by PSLF were first lien secured debt.

For the three months ended March 31, 2022, we invested $178.0 million in eight new and 29 existing portfolio companies with a weighted average yield on debt investments of 7.2%. Sales and repayments of investments for the three months ended March 31, 2022 totaled $405.5 million. For the six months ended March 31, 2022, we invested $473.1 million in 24 new and 59 existing portfolio companies with a weighted average yield on debt investments of 7.8%. Sales and repayments of investments for the six months ended March 31, 2022 totaled $537.7 million.

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

PennantPark Senior Loan Fund, LLC

As of March 31, 2022, PSLF’s portfolio totaled $446.1 million, consisted of 60 companies with an average investment size of $7.4 million and had a weighted average yield on debt investments of 7.2%.

As of September 30, 2021, PSLF’s portfolio totaled $405.2 million, consisted of 47 companies with an average investment size of $8.6 million and had a weighted average yield on debt investments of 7.2%.

For the three months ended March 31, 2022, PSLF invested $27.4 million (of which $11.5 million was purchased from the Company) in six new portfolio companies with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $2.3 million. For the six months ended March 31, 2022, PSLF invested $78.1 million (of which $59.6 million was purchased from the Company) in 15 new and two existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $37.9 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies and the global outbreak of COVID-19. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the six months from those disclosed in our 2021 Annual Report on Form 10-K.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facilities. We elected to use the fair value option for the Credit Facilities to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facilities for both the three months ended March 31, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facilities are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes, 2026 Notes-2 and SBA debentures.

For the three and six months ended March 31, 2022, the Truist Credit Facility had a net change in unrealized depreciation of $1.3 million and $0.3 million, respectively. For the three and six months ended March 31, 2021, our Credit Facilities had a net change in unrealized appreciation of $3.8 million and $16.9 million, respectively. As of March 31, 2022 and September 30, 2021, the net unrealized depreciation on the Truist Credit Facility totaled $2.0 million and $1.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facilities in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was realized but not distributed during such years and on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

For the three and six months ended March 31, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.4 million respectively, all of which pertains to U.S. federal excise tax. For the three and six months ended March 31, 2021, we recorded a provision for taxes on net investment income of $0.2 million and $0.3 million respectively, all of which pertains to U.S. federal excise tax.

PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $5.1 million and $5.1 million, respectively, on net realized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized gain on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the three and six months ended March 31, 2021, the Company recognized a provision for taxes of zero on net realized gain on investments by the Taxable Subsidiary.

For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $(5.1) million and zero, respectively, on unrealized appreciation on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2021, the Company recognized a provision for taxes of zero on unrealized appreciation on investments by the Taxable Subsidiary. During the three and six months ended March 31, 2022, the Company paid $4.0 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in remaining tax liability of $1.1 million as of March 31, 2022 included under accrued other expenses in the consolidated statement of assets and liabilities.

We have formed the Taxable Subsidiary, which is subject to tax as a corporation. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2022 and 2021.

Investment Income

Investment income for the three and six months ended March 31, 2022 was $24.3 million and $52.7 million, respectively, which was attributable to $14.5 million and $34.6 million from first lien secured debt, $6.3 million and $10.8 million from second lien secured debt, $0.4 million and $2.3 million from subordinated debt and $3.1 million and $4.9 million from preferred and common equity, respectively. This compares to Investment income for the three and six months ended March 31, 2021 was $19.2 million and $38.0 million, respectively, which was attributable to $10.9 million and $22.1 million from first lien secured debt, $5.8 million and $10.6 million from second lien secured debt, $1.7 million and $3.4 million from subordinated debt and $0.9 million and $1.9 million from preferred and common equity, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the increase in the size of our debt portfolio.

Expenses

Expenses for the three and six months ended March 31, 2022 totaled $12.7 million and $28.5 million, respectively. Base management fee for the same periods totaled $5.0 million and $10.1 million, performance base incentive fee for the same periods totaled zero and $2.7 million, debt related interest and expenses totaled $6.5 million and $13.4 million, general and administrative expenses totaled $1.0 million and $1.9 million and provision for taxes totaled $0.2 million and $0.4 million, respectively. This compares to net expenses for the three and six months ended March 31, 2021 totaled $10.5 million and $20.9 million, respectively. Base management fee for the same periods totaled $4.3 million and $8.4 million, debt related interest and expenses totaled $4.9 million and $9.9 million, general and administrative expenses totaled $1.1 million and $2.3 million and provision for taxes totaled $0.2 million and $0.3 million, respectively. The increase in expenses for the three months ended March 31, 2022 compared to the same period in the prior year was primarily due to increased financing costs .

Net Investment Income

Net investment income totaled $11.7 million and $24.2 million, or $0.18 and $0.36 per share, for the three and six months ended March 31, 2022, respectively. Net investment income totaled $8.8 million and $17.1 million, or $0.13 and $0.25 per share, for the three and six months ended March 31, 2021, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to increased investment income.

Net Realized Gains or Losses

Sales and repayments of investments for the three and six months ended March 31, 2022 totaled $405.5 million and $537.7 million, respectively, and net realized gains totaled $142.8 million and $116.7 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2021 totaled $65.0 million and $167.6 million, respectively, and net realized gains (losses) totaled $0.3 million and ($17.3) million, respectively. The change in realized gains was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and the Credit Facilities

For the three and six months ended March 31, 2022, we reported net change in unrealized depreciation on investments of $151.5 million and $104.7 million, respectively. For the three and six months ended March 31, 2021, we reported net change in unrealized appreciation on investments of $33.2 million and $126.7 million, respectively. As of March 31, 2022 and September 30, 2021, our net unrealized (depreciation) appreciation on investments totaled $(70.5) million and $34.2 million, respectively. The net change in unrealized depreciation on our investments compared to the same period in the prior year was primarily due to the reversal of the unrealized appreciation of PT Network Intermediate Holdings, LLC after realizing the investment.

For the three and six months ended March 31, 2022, the Truist Credit Facility had a net change in unrealized depreciation of $1.3 million and $0.3 million, respectively. For the three and six months ended March 31, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $3.8 million and $16.9 million, respectively, respectively. As of March 31, 2022 and September 30, 2021, the net unrealized depreciation on the Credit Facilities totaled $2.0 million and $1.7 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $3.2 million and $28.7 million, or $0.05 and $0.43 per share, for the three and six months ended March 31, 2022, respectively. Net change in net assets resulting from operations totaled $38.5 million and $109.6 million, or $0.57 and $1.64 per share, for the three and six months ended March 31, 2021, respectively. The decrease in the net change in net assets from operations for the three and six months ended March 31, 2022 compared to the same periods in the prior year was primarily due to a decrease in unrealized appreciation.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of March 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

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

As of March 31, 2022 and September 30, 2021, our asset coverage ratio, computed in accordance with the 1940 Act was 227% and 221%, respectively.

The annualized weighted average cost of debt for the six months ended March 31, 2022 and 2021, inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facilities, amortized upfront fees on SBA debentures, was 4.8% and 3.5%, respectively.

As of March 31, 2022, we had the multi-currency Truist Credit Facility for up to $465.0 million (increased from $435.0 million in December 2021) in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2022 and September 30, 2021, we had $217.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 2.8% and 2.4%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2022 and September 30, 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of March 31, 2022 and September 30, 2021, we had $247.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of March 31, 2022, we were in compliance with the terms of the Truist Credit Facility.

As of March 31, 2022 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

As of March 31, 2022, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of March 31, 2022, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $27.5 million and $63.5 million as of March 31, 2022 and September 30, 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2022 and September 30, 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and six months ended March 31, 2022, $36.0 million in SBA debentures were repaid, respectively. During both the three and six months ended March 31, 2021, there was $20.0 million in SBA debentures were repaid, respectively. As of both March 31, 2022 and September 30, 2021, the unamortized fees on the SBA debentures was $1.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of March 31, 2022 and September 30, 2021 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of March 31, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$27,500
March 21, 2018	March 1, 2028	3.5	36,000
Weighted Average Rate / Total		3.2%	$63,500

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2022, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of March 31, 2022 and September 30, 2021, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2022 and September 30, 2021, we had cash and cash equivalents of $26.3 million and $20.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to take advantage of market opportunities.

Our operating activities provided cash of $89.8 million for the six months ended March 31, 2022, and our financing activities used cash of $83.9 million for the same period. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to the repayments under the Truist Credit Facility.

Our operating activities provided cash of $46.8 million for the six months ended March 31, 2021 and our financing activities used cash of $38.8 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down the Truist Credit Facility and our SBA Debentures.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of March 31, 2022 and September 30, 2021, PSLF had total assets of $468.6 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 60 and 47 portfolio companies as of March 31, 2022 and September 30, 2021, respectively. As of the same dates, we and Pantheon had remaining commitments to fund first lien secured debt and equity interests in PSLF in an aggregate amount of $19.7 and $12.8 million, respectively. As of March 31, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $16.7 million and the five largest investments totaled $73.9 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2022 and September 30, 2021, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of March 31, 2022 and September 30, 2021 our investment in PSLF consisted of subordinated notes of $76.1 million (additional $11.9 million unfunded) and $64.2 million, respectively, and equity interests of $48.1 million (additional $7.7 million unfunded) and $41.2 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $225.0 million (reduced from $275.0 million on March 2, 2022) senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 255 basis points during the investment period, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, Ltd., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, Ltd. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, Ltd. transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, Ltd. and 100% of the Subordinated Notes issued by PennantPark CLO IV, Ltd.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2022	September 30, 2021
Total investments	$446,088	$405,232
Weighted average cost yield on income producing investments	7.2%	7.1%
Number of portfolio companies in PSLF	60	47
Largest portfolio company investment	$16,727	$16,817
Total of five largest portfolio company investments	$73,858	$74,445

Below is a listing of PSLF’s individual investments as of March 31, 2022:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 560.7%
Ad.net Acquisition, LLC	5/6/2026	Media	7.00%	3M L+600	4,963	$4,963	$4,963
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	9.00%	3M L+800	896	888	860
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	12,560	12,508	12,560
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	6.75%	3M L+575	6,484	6,475	6,484
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	6.27%	1M L+550	6,569	6,492	6,569
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	6.55%	—	3,323	3,294	3,323
Applied Technical Services, LLC	12/29/2026	Environmental Services	6.75%	3M L+575	7,406	7,313	7,314
Bottom Line Systems, LLC	2/13/2023	Healthcare, Education and Childcare	6.25%	3M L+550	13,729	13,710	13,729
CF512, Inc.	8/20/2026	Media	7.00%	3M L+600	2,992	2,963	2,963
Crash Champions, LLC	8/5/2025	Auto Sector	6.00%	3M L+500	5,955	5,839	5,806
Dr. Squatch, LLC	8/27/2026	Personal and Non-Durable Consumer Products	7.00%	3M L+600	6,484	6,357	6,484
DRS Holdings III, Inc.	11/3/2025	Consumer Products	6.75%	3M L+575	13,360	13,280	13,293
Duraco Specialty Tapes, LLC	6/30/2024	Containers and Packaging	6.50%	1M L+550	4,000	3,938	3,932
ECL Entertainment, LLC	3/31/2028	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,581	4,581	4,600
ECM Industries, LLC	12/23/2025	Electronics	5.75%	3M L+475	2,827	2,758	2,770
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,425	7,392	7,351
Graffiti Buyer, Inc.	8/10/2027	Distribution	6.75%	3M L+575	1,984	1,946	1,930
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.26%	3M L+500	5,925	5,925	5,925
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.00%	3M L+600	4,000	3,926	3,920
HW Holdco, LLC	12/10/2024	Media	6.44%	1M L+575	14,513	14,350	14,222
IG Investments Holdings, LLC	9/22/2028	Business Services	7.01%	3M L+600	4,496	4,406	4,428
Imagine Acquisitionco, Inc.	11/15/2027	Software	6.50%	3M L+550	3,678	3,610	3,605
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	6.75%	1M L+575	7,828	7,785	7,753
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.00%	1M L+800	14,513	14,347	14,367
Lash OpCo, LLC	2/18/2027	Consumer Products	8.01%	3M L+700	9,975	9,840	9,975
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,131	2,120	2,082
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	6.50%	1M L+575	12,408	12,153	12,284
Lombart Brothers, Inc.	4/13/2023	Healthcare, Education and Childcare	7.25%	3M L+625	16,727	16,689	16,727
MAG DS Corp.	4/1/2027	Aerospace and Defense	6.50%	3M L+550	5,600	5,117	5,040
Mars Acquisition Holdings Corp.	5/14/2026	Media	6.50%	1M L+550	7,960	7,897	7,900
MBS Holdings, Inc.	4/16/2027	Telecommunications	6.75%	3M L+575	7,444	7,359	7,369
MeritDirect, LLC	5/23/2024	Media	6.50%	3M L+550	13,130	13,022	13,130
Municipal Emergency Services, Inc.	9/28/2027	Distribution	6.00%	3M L+500	4,175	4,108	4,037
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	6.50%	1M L+650	7,542	7,456	7,505
OIS Management Services, LLC	7/9/2026	Healthcare, Education and Childcare	5.75%	3M L+475	3,883	3,845	3,844
PlayPower, Inc.	5/8/2026	Consumer Products	6.50%	3M L+550	2,594	2,491	2,447
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+625	3,429	3,362	3,361
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	6.75%	3M L+575	12,784	12,665	12,656
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	3M L+575	5,207	5,207	5,207
Recteq, LLC	1/29/2026	Consumer Products	7.00%	3M L+600	9,900	9,750	9,752
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	14,618	14,495	14,329
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	6.75%	3M L+575	3,229	3,207	3,220
Sales Benchmark Index LLC	1/3/2025	Business Services	7.75%	3M L+600	7,267	7,164	7,267
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.00%	3M L+550	5,137	5,137	5,137
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	7.50%	1M L+650	13,125	13,024	13,125
Solutionreach, Inc.	1/17/2024	Communications	6.75%	1M L+575	11,815	11,767	11,295
STV Group Incorporated	12/11/2026	Transportation	5.71%	1M L+525	12,099	12,024	11,736
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	7.01%	1M L+600	4,988	4,889	4,823
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,646	4,646	4,646
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	5.50%	1M L+450	4,566	4,544	4,521
Teneo Holdings LLC	7/18/2025	Financial Services	6.25%	1M L+525	2,981	2,967	2,946
The Bluebird Group LLC	7/27/2026	Business Services	8.00%	3M L+700	3,000	3,000	3,060
The Vertex Companies, LLC	8/30/2027	Business Services	6.50%	1M L+550	4,554	4,505	4,495
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.25%	3M L+525	5,565	5,401	5,398
TVC Enterprises, LLC	3/26/2026	Transportation	7.00%	1M L+575	12,709	12,654	12,455
TWS Acquisition Corporation	6/16/2025	Education	7.25%	3M L+625	9,145	9,101	9,145
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	6.25%	3M L+550	9,925	9,846	9,677
UBEO, LLC	4/3/2024	Printing and Publishing	5.51%	1M L+450	4,686	4,664	4,592
Vision Purchaser Corporation	6/10/2025	Media	7.75%	6M L+675	14,212	14,054	14,212
Wildcat Buyerco, Inc.	2/27/2026	Electronics	6.76%	3M L+575	10,120	10,023	10,120
Zips Car Wash, LLC	3/1/2024	Business Services	7.75%	3M L+675	7,498	7,356	7,423

Total First Lien Secured Debt						446,592	446,088
Total Investments - 560.7%

Cash and Cash Equivalents - 22.5%
BlackRock Federal FD Institutional 30	17,862	17,862
Total Cash and Cash Equivalents	17,862	17,862
Total Investments and Cash Equivalents - 583.2%	$464,454	$463,950
Liabilities in Excess of Other Assets — (483.2)%		(384,398)
Members' Equity—100.0%		$79,552

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

Below is a listing of PSLF’s individual investments as of September 30, 2021:

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,988	$4,920	$4,913
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921	912	864
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625	14,481	14,479
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500	6,378	6,370
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569	6,518	6,504
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,347	3,313	3,313
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,444	7,336	7,295
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729	13,674	13,729
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985	5,873	5,865
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428	13,335	13,334
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,604	4,560	4,707
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,827	2,805	2,770
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,463	7,360	7,425
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955	5,819	5,895
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,071	11,934	12,010
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,588	14,499	14,442
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059	8,890	8,878
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868	7,803	7,829
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420	9,420	9,420
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,588	14,479	14,199
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,120	2,107	1,987
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,472	12,273	12,472
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,817	16,729	16,817
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,837	5,581	5,253
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000	7,852	7,920
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481	7,338	7,332
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386	13,272	13,252
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805	3,778	3,736
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,335	13,202	13,068
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,232	5,140	5,232
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950	9,775	9,851
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,695	14,602	14,508
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,246	3,217	3,206
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632	7,526	7,442
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232	5,181	5,232
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500	13,397	13,365
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,882	11,758	11,882
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,099	12,003	12,038
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967	4,891	4,966
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593	4,558	4,547
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,997	2,884	2,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593	5,537	5,425
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773	12,643	12,773
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,648	9,515	9,648
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950	9,853	9,950
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710	4,676	4,687
Vision Purchaser Corporation	06/10/25	Media	7.75%		14,249	14,056	14,035
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%		7,425	7,360	7,388
						—	—
Total First Lien Secured Debt					409,602	405,009	405,232
Cash and Cash Equivalents—18.9%						-	-
BlackRock Federal FD Institutional 30						11,013	11,013
US Bank Cash						—	—
Total Cash and Cash Equivalents						11,013	11,013
Total Investments and Cash Equivalents—592.7%						$416,023	$416,246
Liabilities in Excess of Other Assets—(492.7)%							(348,213)
Members' Equity—100.0%							$68,032

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

Below is the financial information for PSLF:

Consolidated Statements of Assets and Liabilities
($ In thousands)

	March 31, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$446,592 and $405,009, respectively)	$446,088	$405,232
Cash and cash equivalents (cost—$17,862 and $11,013, respectively)	17,862	11,013
Interest receivable	1,415	1,175
Prepaid expenses and other assets	921	—
Total assets	466,286	417,421
Liabilities
Distribution payable to Members	4,000	2,800
Payable for investments purchased	—	12,793
Credit facility payable	9,000	224,000
2034 Asset-backed debt, net (par—$246,000)	243,702	—
Notes payable to members	125,756	106,041
Interest payable on credit facility	1,995	1,499
Interest payable on notes to members	1,635	1,644
Accrued other expenses	645	612
Total liabilities	386,733	349,389
Members' equity	79,552	68,032
Total liabilities and members' equity	$466,286	$417,421

(1)
As of March 31, 2022 and September 30, 2021, PSLF did not have any unfunded commitments to fund investments.

Consolidated Statements of Operations
(Unaudited)
($ In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Investment income:
Interest	$7,698	$6,696	$15,269	$13,258
Other income	39	290	142	727
Total investment income	7,737	6,986	15,410	13,985
Expenses:
Interest expense on credit facility and asset-backed debt	2,046	1,498	3,654	3,250
Interest expense on notes to members	2,430	2,381	4,869	4,683
Administrative services expenses	293	293	586	586
Other general and administrative expenses	112	112	223	223
Total expenses	4,881	4,283	9,333	8,742
Net investment income	2,856	2,702	6,077	5,242
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized (loss) gain on investments	387	—	386	464
Net change in unrealized (depreciation) appreciation on:
Investments	(1,233)	1,744	(727)	4,454
Net change in unrealized (depreciation) appreciation on investments	(1,233)	1,744	(727)	4,454
Net realized and unrealized (loss) gain from investments	(846)	1,744	(341)	4,919
Net increase in members' equity resulting from operations	$2,010	$4,446	$5,736	$10,161
(1)
No management or incentive fees are payable by PSLF.

Recent Developments

On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from The Nasdaq Stock Market LLC ("Nasdaq") effective at market close on April 13, 2022.

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

During the three and six months ended March 31, 2022, we declared distributions of $0.14 and $0.26 per share, for total distributions of $9.4 million and $17.4 million, respectively. For the same periods in the prior year, we declared distributions of $0.12 and $0.24 per share, for total distributions of $8.0 million and $16.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Stock Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common stock. During the three months ended March 31, 2022, we repurchased 913,454 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.1 million. During the three months ended March 31, 2021, we did not make any repurchases of shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, our debt portfolio consisted of 99% variable-rate investments and 5% fixed rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$835	$0.01
Up 1%	2,808	0.04
Up 2%	9,328	0.14
Up 3%	15,848	0.24
Up 4%	$22,368	$0.34

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company's portfolio and the value of your investment in the Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 through March 31, 2022	913,454	$7.72	913,454	$17,944
Total investments	913,454	$7.72	913,454	$17,944

—————————

(1)

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25.0 million of our outstanding commons stock. Unless extended by our board of directors, the program will expire on the earlier of March 31, 2021 and the repurchase of $25.0 million of common stock.

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

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

14.1*	Joint Code of Ethics of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: May 4, 2022	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Richard Cheung
Richard Cheung
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)