Form 10-Q
period 2022-06-30
PENNANTPARK INVESTMENT CORP
filed 2022-08-03
CIK 1383414

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 3, 2022 was 65,413,942.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share data)

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$921,967 and $729,811, respectively)	$961,032	$820,500
Non-controlled, affiliated investments (cost—$75,825 and $78,723, respectively)	49,097	50,161
Controlled, affiliated investments (cost—$381,904 and $412,587, respectively)	304,699	384,629
Total investments (cost—$1,379,696 and $1,221,121, respectively)	1,314,828	1,255,290
Cash and cash equivalents (cost—$29,630 and $20,383, respectively)	29,547	20,357
Interest receivable	3,312	4,958
Receivable for investments sold	57,407	12,793
Distribution receivable	2,420	1,694
Prepaid expenses and other assets	23,571	—
Total assets	1,431,085	1,295,092
Liabilities
Distributions payable	9,504	8,045
Payable for investments purchased	20,435	8,407
Truist Credit Facility payable, at fair value (cost—$422,920 and $316,545, respectively) (See Notes 5 and 10)	412,005	314,813
2024 Notes payable, net (par— zero and $86,250, respectively) (See Notes 5 and 10)	—	84,503
2026 Notes payable, net (par— $150,000) (See Notes 5 and 10)	146,542	145,865
2026 Notes-2 payable, net (par— $165,000 and zero, respectively) (See Notes 5 and 10)	161,159	—
SBA debentures payable, net (par—$27,500 and $63,500, respectively) (See Notes 5 and 10)	27,046	62,159
Base-management fee payable, net (See Note 3)	4,887	4,580
Performance based-incentive fee payable (See Note 3)	—	575
Interest payable on debt	3,387	4,943
Deferred tax liability	8,127	—
Accrued other expenses	6,483	1,058
Total liabilities	799,575	634,948
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,413,942 and 67,045,105, respectively, shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	67
Paid-in capital in excess of par value	795,865	786,993
Accumulated deficit	(164,420)	(126,916)
Total net assets	$631,510	$660,144
Total liabilities and net assets	$1,431,085	$1,295,092
Net asset value per share	$9.65	$9.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$15,890	$11,972	$45,973	$35,074
Payment-in-kind	665	2,095	4,071	5,566
Other income	1,247	475	8,050	980
From non-controlled, affiliated investments:
Payment-in-kind	—	—	—	457
From controlled, affiliated investments:
Interest	2,694	2,279	7,303	6,733
Payment-in-kind	432	1,978	3,983	4,982
Dividend income	2,420	1,694	6,655	4,667
Total investment income	23,348	20,493	76,035	58,459
Expenses:
Base management fee (See Note 3)	4,887	4,358	14,977	12,755
Performance-based incentive fee (See Note 3)	—	—	2,657	—
Interest and expenses on debt (See Note 10)	6,737	6,942	20,122	16,836
Administrative services expenses (See Note 3)	250	380	750	1,390
Other general and administrative expenses	723	518	2,169	1,805
Expenses before provision for taxes	12,597	12,198	40,675	32,786
Provision for taxes on net investment income	200	150	600	450
Net expenses	12,797	12,348	41,275	33,236
Net investment income	10,551	8,145	34,760	25,223
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	113	41,687	7,203	44,137
Non-controlled and controlled, affiliated investments	(34,381)	—	75,243	(19,708)
Debt extinguishment	—	—	(2,801)	—
Provision for taxes on realized gain on investments	(1,123)	—	(6,183)	—
Net realized gain (loss) on investments and debt	(35,391)	41,687	73,462	24,429
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	14,317	(41,842)	(193,348)	45,770
Non-controlled and controlled, affiliated investments	(8,725)	25,512	94,257	64,581
Provision for taxes on unrealized appreciation on investments	(8,127)	—	(8,127)	—
Debt (appreciation) depreciation (See Notes 5 and 10)	8,894	(1,622)	9,183	(18,494)
Net change in unrealized appreciation (depreciation) on investments and debt	6,359	(17,952)	(98,035)	91,857
Net realized and unrealized gain (loss) from investments and debt	(29,032)	23,735	(24,573)	116,286
Net increase (decrease) in net assets resulting from operations	(18,481)	31,880	$10,187	141,509
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$(0.28)	$0.48	$0.15	$2.11
Net investment income per common share	$0.16	$0.12	$0.52	$0.38

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations:
Net investment income	$10,551	$8,145	$34,760	$25,223
Net realized gain (loss) on investments and debt	(34,268)	41,687	79,645	24,429
Net change in unrealized appreciation (depreciation) on investments	5,592	(16,330)	(99,091)	110,351
Net change in provision for taxes on net realized gain (loss) on investments	(1,123)	—	(6,183)	—
Net change in provision for taxes on unrealized appreciation on investments	(8,127)	—	(8,127)	—
Net change in unrealized (appreciation) depreciation on debt	8,894	(1,622)	9,183	(18,494)
Net increase (decrease) in net assets resulting from operations	(18,481)	31,880	10,187	141,509
Distributions to stockholders:	(9,378)	(8,045)	(26,808)	(24,136)
Capital Transactions:
Repurchase of common stock (See Note 13)	(4,958)	—	(12,012)	—
Net increase (decrease) in net assets	(32,817)	23,835	(28,633)	117,373
Net assets:
Beginning of period	664,327	619,247	660,144	525,709
End of period	$631,510	$643,082	$631,511	$643,082
Capital share activity:
Shares of common stock repurchased	717,709	—	1,631,163	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share data)

	Nine months ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,186	$141,509
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in net unrealized (appreciation) depreciation on investments	99,091	(110,351)
Net change in unrealized appreciation (depreciation) on debt	(9,183)	18,494
Net realized (gain) loss on investments	(82,446)	(24,429)
Debt extinguishment realized loss	2,801	—
Net accretion of discount and amortization of premium	(3,763)	(2,919)
Purchases of investments	(799,414)	(276,376)
Payment-in-kind income	(8,785)	(11,049)
Proceeds from dispositions of investments	736,031	358,633
Amortization of deferred financing costs	1,507	2,012
Decrease in interest receivable	1,646	125
Increase in receivables from investments sold	(44,614)	—
Increase in distribution receivable	(726)	(300)
(Increase) decrease in prepaid expenses and other assets	(23,571)	376
(Increase) decrease in payable for investments purchased	12,028	(2,444)
Increase (decrease) in interest payable on debt	(1,556)	1,742
Increase (decrease) in base management fee payable, net	307	(12)
Decrease in performance-based incentive fee payable, net	(575)	—
Increase in deferred tax liability	8,127	—
(Decrease) increase in accrued other expenses	5,425	710
Net cash (used in) provided by operating activities	(97,483)	95,721
Cash flows from financing activities:
Repurchase of common stock	(12,014)	—
Distributions paid to stockholders	(25,348)	(24,136)
Net repayments of the 2024 Notes issuance	(86,250)	—
Proceeds from 2026 Notes issuance	—	145,464
Proceeds from 2026 Notes-2 issuance	160,519	—
Repayments under SBA debentures	(36,358)	(55,000)
Borrowings under Truist Credit Facility	815,841	148,312
Repayments under Truist Credit Facility	(709,466)	(322,019)
Net cash provided by (used in) financing activities	106,924	(107,379)
Net increase (decrease) in cash equivalents	9,441	(11,658)
Effect of exchange rate changes on cash	(251)	64
Cash and cash equivalents, beginning of period	20,357	25,806
Cash and cash equivalents, end of period	$29,547	$14,212
Supplemental disclosure of cash flow information:
Interest paid	$20,170	$13,081
Taxes paid	$5,255	$658
Non-cash exchanges and conversions	$(59,651)	$16,516

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

JUNE 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—152.2% (1), (2)
First Lien Secured Debt—106.9%
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	444	$—	$—
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	10.25%	3M L+800	50	50	48
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	(7)
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+550	5,842	5,803	5,842
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	7.51%	3M L+525	3,151	3,121	3,120
Any Hour Services Term Loan II(7)	01/14/2024	Personal, Food and Miscellaneous Services	—	—	979	—	—
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(11)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	6.50%	1M L+550	1,331	1,331	1,324
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	6.62%	1M L+550	1,893	1,872	1,883
Apex Service Partners, LLC (Revolver)	07/31/2025	Personal, Food and Miscellaneous Services	6.62%	3M L+525	249	249	247
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Personal, Food and Miscellaneous Services	—	—	684	—	(3)
Applied Technical Services, LLC	12/29/2026	Environmental Services	7.42%	3M L+575	2,520	2,493	2,489
Applied Technical Services, LLC (7)	08/23/2022	Environmental Services	—	—	1,955	—	(2)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	9.50%	3M P+475	400	400	395
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	600	—	(8)
Arcfield Acquisition Corp.	03/07/2028	Aerospace and Defense	7.44%	SOFR+575	11,970	11,741	11,671
Arcfield Acquisition Corp. (Revolver) (7)	03/07/2028	Aerospace and Defense	—	—	2,263	—	(57)
Berwick Industrial Park	04/28/2023	Buildings and Real Estate	11.00%	—	4,000	3,933	3,924
Beta Plus Technologies, Inc.	07/01/2029	Business Services	6.85%	SOFR+525	20,000	19,600	19,600
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distribution	6.59%	3M L+500	1,143	1,126	1,132
Blackhawk Industrial Distribution, Inc.(7)	09/17/2024	Distribution	—	—	4,075	—	(20)
Blackhawk Industrial Distribution, Inc. (Revolver)	09/17/2024	Distribution	7.20%	3M L+500	343	343	340
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distribution	—	—	3,089	—	(31)
Broder Bros., Co.	12/02/2022	Consumer Products	7.39%	3M L+600	20,160	20,161	20,160
Cartessa Aesthetics, LLC	05/13/2028	Distribution	8.05%	1M L+600	57,000	55,865	55,860
Cartessa Aesthetics, LLC - (Revolver)	05/13/2028	Distribution	8.05%	1M L+600	1,265	1,265	1,265
Cartessa Aesthetics, LLC - (Revolver) (7)	05/13/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	7.36%	3M L+600	6,743	6,648	6,642
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(14)
Compex Legal Services, Inc.	02/09/2026	Business Services	6.78%	3M L+525	858	846	854
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	7.50%	3M L+525	393	393	392
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	262	—	(1)
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,158	—	(24)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,859	—	(33)
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	7.12%	3M L+575	2,608	2,578	2,569
Crane 1 Services, Inc. (Revolver)	08/16/2027	Personal, Food and Miscellaneous Services	7.98%	1M L+575	58	58	57
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	233	—	(3)
Crash Champions, LLC	08/05/2025	Auto Sector	6.00%	3M L+500	19,972	19,607	19,872
Crash Champions, LLC (7)	08/05/2025	Auto Sector	—	—	111	—	—
DermaRite Industries LLC	06/30/2023	Manufacturing / Basic Industries	9.25%	1M L+700	8,553	8,519	7,124
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	7.89%	3M L+600	9,452	9,290	9,452
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	5,500	—	55
Dr. Squatch, LLC (Revolver)	08/31/2027	Personal and Non-Durable Consumer Products	7.50%	1M L+600	465	465	465
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	1,861	—	—
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(52)
ECL Entertainment, LLC	05/01/2028	Hotels, Motels, Inns and Gaming	9.75%	1M L+750	19,205	19,062	18,713
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	6.13%	3M L+475	388	388	380
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	129	—	(3)
Exigo Intermediate II, LLC	03/15/2027	Business Services	7.42%	3M L+575	24,913	24,555	24,539
Exigo Intermediate II, LLC (7)	03/15/2024	Business Services	—	—	7,424	—	(56)
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Business Services	7.42%	3M L+575	371	371	366
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,485	—	(22)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	7.63%	3M L+475	750	748	720
Gantech Acquisition Corp.	05/14/2026	Business Services	7.92%	1M L+625	16,895	16,618	16,557
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,991	—	(40)
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	893	—	(7)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	7.43%	3M L+575	269	269	262
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	500	—	(14)
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	400	—	(4)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	6.12%	1M L+500	280	280	277
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	470	—	(5)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	8.25%	3M L+600	7,910	7,761	7,752
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(79)
HV Watterson Holdings, LLC	12/17/2026	Business Services	8.25%	1M L+600	15,293	15,065	15,064
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,500	—	—
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	1,250	—	—
HW Holdco, LLC	12/10/2024	Media	6.16%	3M L+500	10,246	10,123	10,041
HW Holdco, LLC (7)	12/10/2024	Media	—	—	3,049	—	(30)
HW Holdco, LLC (Revolver)	12/10/2024	Media	6.67%	1M L+500	271	271	266
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,116	—	(62)
Icon Partners III, LP	05/11/2028	Auto Sector	5.50%	3M L+475	1,000	835	827
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	7.83%	3M L+600	7,469	7,355	7,394
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	(42)
IG Investments Holdings, LLC (Revolver)	09/22/2027	Business Services	9.20%	3M P+500	131	131	129
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	346	—	(5)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(47)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(51)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	9.08%	3M L+700	23,148	22,770	22,570
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372	—	24
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	6.78%	3M L+550	12,482	12,405	12,362
ITI Holdings, Inc.	03/03/2028	Business Services	7.08%	3M L+550	8,950	8,800	8,771
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	1,490	—	(30)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.67%	1M L+800	11,709	11,649	11,603
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	9.67%	1M L+800	969	969	960
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	969	—	(9)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	7.75%	3M L+600	19,402	$19,047	$19,014
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	4,854	—	(97)
Lash OpCo, LLC	02/18/2027	Consumer Products	9.25%	1M L+700	12,893	12,636	12,764
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	9.38%	1M L+700	568	568	562
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	1,252	—	(13)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.89%	1M L+750	2,060	2,033	2,007
			(PIK 5.00%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	8.50%	3M L+625	9,200	9,036	9,108
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,933	—	(19)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	7.42%	1M L+575	2,226	2,209	2,181
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	7.42%	1M L+575	311	311	305
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	855	—	(17)
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	9.30%	SOFR+725	6,000	5,765	5,448
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	806	—	(8)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(7)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	7.75%	3M L+550	77	76	75
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	2,920	—	(44)
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,922	—	(134)
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(42)
MeritDirect, LLC (7)	05/23/2024	Media	—	—	1,612	—	(8)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	7.25%	3M L+500	705	698	678
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,175	—	(33)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	7.25%	3M L+500	282	282	271
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,598	—	(61)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(6)
Neptune Flood Incorporated	10/14/2026	Financial Services	7.10%	1M L+525	4,558	4,528	4,558
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare, Education and Childcare	—	—	333	—	(5)
One Stop Mailing, LLC	05/07/2027	Cargo Transport	7.92%	3M L+625	7,109	6,983	6,967
ORL Acquisition, Inc.	09/03/2027	Business Services	7.50%	3M L+525	4,465	4,386	4,465
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	—
Ox Two, LLC	05/18/2026	Building Materials	9.32%	1M L+700	15,430	15,215	15,121
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	8.00%	3M L+700	2,419	2,419	2,371
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(57)
PRA Events, Inc.	08/07/2025	Business Services	12.75%	3M L+1,050	24,967	21,747	24,718
			(PIK 11.50%)
PRA Events, Inc. (Revolver)	08/07/2025	Business Services	12.75%	3M L+1,050	2,621	2,283	2,595
			(PIK 11.50%)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.53%	1M L+625	485	480	475
Quantic Electronics, LLC Term Loan (7)	11/19/2026	Aerospace and Defense	—	—	1,609	—	(16)
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	7.57%	3M L+600	115	115	112
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	414	—	(8)
Questex, LLC	09/09/2024	Media	6.70%	3M L+500	21,654	21,470	20,679
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	(162)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	7.62%	3M L+575	742	742	731
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,485	—	(22)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	8.20%	SOFR+600	5,985	5,897	5,746
Recteq, LLC (Revolver)	01/29/2026	Consumer Products	8.25%	1M L+600	376	376	366
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	751	—	(19)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	6.50%	3M L+550	126	126	119
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(9)
Riverside Assessments, LLC	03/10/2025	Education	7.82%	3M L+625	12,880	12,661	12,623
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	7.00%	3M L+550	598	598	592
Schlesinger Global, Inc.	07/14/2025	Business Services	8.67%	3M L+700	4,710	4,652	4,639
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	7.01%	3M L+600	30	30	30
			(PIK 1.00%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/14/2029	Chemicals, Plastics and Rubber	7.90%	1M L+575	19,800	19,504	19,503
Seaway Buyer, LLC (Revolver)	06/14/2029	Chemicals, Plastics and Rubber	7.90%	1M L+575	104	104	104
Seaway Buyer, LLC (Revolver)(7)	06/14/2029	Chemicals, Plastics and Rubber	—	—	3,022	—	—
Shiftkey, LLC	06/21/2027	Business Services	7.96%	1M L+575	18,000	17,821	17,820
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	10.75%	1M L+850	31,884	31,160	31,406
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	10.75%	1M L+850	1,131	1,131	1,114
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	1,845	—	(28)
Signature Systems Holding Company (Revolver)	05/03/2024	Chemicals, Plastics and Rubber	8.75%	1M L+650	1,129	1,129	1,123
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	887	—	(4)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(63)
Spear Education, LLC	02/26/2025	Education	6.75%	3M L+525	12,049	11,970	12,049
Spendmend Holdings LLC	03/01/2028	Business Services	7.38%	1M L+575	7,841	7,728	7,638
Spendmend Holdings LLC (7)	03/01/2023	Business Services	—	—	4,671	—	(86)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	7.38%	3M L+575	187	187	182
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,215	—	(32)
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	8.83%	SOFR+600	6,206	6,094	6,107
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(47)
TAC LifePort Purchaser, LLC (Revolver) (7)	03/01/2026	Aerospace and Defense	—	—	620	—	(2)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

JUNE 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
The Bluebird Group LLC	07/27/2026	Business Services	8.75%	3M L+650	4,909	$4,816	$4,958
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	7
The Vertex Companies, LLC	08/30/2027	Business Services	7.01%	3M L+550	1,701	1,684	1,671
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	520	—	(4)
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	740	—	(13)
TVC Enterprises, LLC	03/26/2026	Transportation	7.67%	1M L+600	12,897	12,656	12,639
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(27)
TWS Acquisition Corporation	06/16/2025	Education	8.76%	1M L+625	1,143	1,143	1,137
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	(8)
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(20)
Unique Indoor Comfort, LLC	05/24/2027	Home and Office Furnishings	7.45%	1M L+525	23,441	23,094	23,090
Unique Indoor Comfort, LLC (7)	05/24/2027	Home and Office Furnishings	—	—	30,000	—	(150)
Unique Indoor Comfort, LLC (Revolver) (7)	05/24/2027	Home and Office Furnishings	—	—	3,000	—	(45)
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	11.00%	3M L+875	25,238	24,727	24,480
Wildcat Buyerco, Inc.	02/27/2026	Electronics	7.54%	3M L+575	2,017	1,994	1,963
Wildcat Buyerco, Inc. Term Loan C (7)	05/11/2023	Electronics	—	—	1,904	—	(30)
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronics	6.99%	3M L+575	66	66	62
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	508	—	(30)
Zips Car Wash, LLC	03/01/2024	Auto Sector	8.28%	3M L+725	15,033	14,903	14,732
Zips Car Wash, LLC Term Loan (7)	03/01/2024	Auto Sector	—	—	104	—	(1)
Total First Lien Secured Debt						677,462	675,315
Second Lien Secured Debt—19.5%
Atlas Purchaser, Inc	05/07/2029	Telecommunications	11.19%	3M L+900	17,000	16,539	16,507
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	10.04%	3M L+900	17,825	17,493	17,290
Data Axle, Inc.	04/03/2024	Other Media	11.50%	3M L+925	20,400	20,270	20,400
ENC Parent Corporation	08/19/2029	Business Services	9.75%	3M L+750	7,500	7,430	7,350
Halo Buyer, Inc.	07/06/2026	Consumer Products	9.92%	1M L+825	32,500	32,149	30,794
Inventus Power, Inc.	09/29/2024	Electronics	9.73%	3M L+850	16,593	16,363	16,178
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.12%	3M L+1,000	150	148	149
VT Topco, Inc.	08/17/2026	Business Services	8.59%	3M L+675	15,000	14,930	14,475
Total Second Lien Secured Debt						125,322	123,143
Subordinated Debt/Corporate Notes—5.2%
Flock Financial, LLC	05/26/2027	Financial Services	12.50%	—	34,000	33,157	33,150
Total Subordinated Debt/Corporate Notes						33,157	33,150
Preferred Equity/Partnership Interests—1.1% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	259
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	1,590
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	691
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	470
MeritDirect Holdings, LP (9)	—	Media	—	—	1,135	1,135	1,393
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	221
ORL Holdco, Inc.	—	Business Services	—	—	575	57	61
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,993
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	60
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	33
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						5,026	6,771
Common Equity/Partnership Interests/Warrants—19.4% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	58
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,107
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	52
Athletico Holdings, LLC	—	Healthcare, Education and Childcare	—	—	9,357	10,000	10,023
Atlas Investment Aggregator, LLC (9)	—	Telecommunications	—	—	1,700,000	1,700	1,310
Cartessa Aesthetics, LLC	—	Distribution	—	—	3,562,500	3,563	3,563
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	882
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	748
Cowboy Parent LLC	—	Distribution	—	—	26,360	2,782	3,690
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	127
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	328	639
Delta InvestCo LP	—	Telecommunications	—	—	698,889	684	1,271
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	37	417
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,323
Exigo, LLC (9)	—	Business Services			1,458,333	1,458	1,458
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,186	478	1,634
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	6,384	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense			20,357	2,290	2,458
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	4,598
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	14
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,100
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	1,003	550
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	750
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,346
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	497
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,600

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Icon Partners V C, L.P.	—	Business Services	—	—	1,111,111	$1,111	$1,221
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	388,889	—	—
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,042	3,761
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	552
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP	—	Healthcare, Education and Childcare	—	—	82,895	829	1,034
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	21,863
(Cano Health, LLC) (9)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	2,688	783	—
(Walker Edison Furniture Company LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,421
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,818
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	525
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	240	1,289
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	443
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	37
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	815	742
MeritDirect Holdings, LP (9)	—	Media	—	—	1,135	—	181
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	3,519
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,261	583
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP	—	Business Services	—	—	351,553	352	348
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	114
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,727
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	363
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	(57)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	70
ORL Holdco, Inc.	—	Business Services	—	—	638	6	119
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	15,038,871	15,039	15,363
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	774
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	340
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,279
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	385
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,518	2,518	2,518
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	—
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	806
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	1,890
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,103
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	138
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	254
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	531,293	531	781
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	364,151	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	—
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	—
(The Vertex Companies, LLC)
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	360,343	3,022	338
UniVista Insurance (9)	—	Business Services	—	—	400	386	457
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,762,257	3,762	3,762
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	237,743	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	553
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						81,000	122,653
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						921,967	961,032
Investments in Non-Controlled, Affiliated Portfolio Companies—7.8% (1), (2)
Preferred Equity/Partnership Interests—7.8% (6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,791
MidOcean JF Holdings Corp. (Series B)	—	Distribution	—	—	10,739	1,074	5,369
MidOcean JF Holdings Corp.	—	Distribution	—	—	143,183	14,318	10,937
Total Preferred Equity/Partnership Interests						48,183	49,097
Common Equity/Partnership Interests/Warrants—0% (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,790	—
Total Common Equity/Partnership Interests/Warrants						27,642	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						75,825	49,097
Investments in Controlled, Affiliated Portfolio Companies—48.2% (1), (2)
First Lien Secured Debt—7.4%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	8.26%	3M L+700	£38,250	52,792	46,453
Total First Lien Secured Debt						52,792	46,453

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—1.0%
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	12,383	$12,383	$6,561
Total Second Lien Secured Debt						12,383	6,561
Subordinated Debt—13.9%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.29%	3M L+800	88,011	88,011	88,011
Total Subordinated Debt						88,011	88,011
Common Equity—25.9% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	1,113
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	49,298,789	49,362	53,092
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708	109,469
Total Common Equity						228,718	163,674
Total Investments in Controlled, Affiliated Portfolio Companies						381,904	304,699
Total Investments—208.2%						1,379,696	1,314,828
Cash and Cash Equivalents—4.7%
BlackRock Federal FD Institutional 30						15,781	15,781
BNY Mellon Cash Reserve and Cash						13,849	13,766
Total Cash and Cash Equivalents						29,630	29,547
Total Investments and Cash Equivalents—212.9%						$1,409,326	$1,344,375
Liabilities in Excess of Other Assets—(112.9%)							(712,865)
Net Assets—100.0%							$631,510

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
(4)

Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E,” , Secured Overnight Financing Rate or "SOFR", or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.

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
(11)

The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2022, qualifying assets represent 83% of the Company’s total assets and non-qualifying assets represent 17% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2021

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—8.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,335	$14,165	$14,335
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	42,468	42,150	42,680
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						56,315	57,015
Preferred Equity/Partnership Interests—3.9% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	240
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	944
Cascade Environmental LLC	—	Environmental Services	16.00%	—	178,304	17,607	21,133
Mars Intermediate Holdings II, Inc		Media	—	—	414	414	432
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540	693
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	202
ORL Holdco, Inc.	—	Business Services	—	—	575	57	57
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,879
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	262
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	30	30	30
Total Preferred Equity/Partnership Interests						21,295	25,873
Common Equity/Partnership Interests/Warrants—18.0% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	49
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,192
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	33
Atlas Investment Aggregator, LLC (9)	—	Telecommunications	—	—	1,700,000	1,700	1,710
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852	478
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	475
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	635
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250	1,902
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	104
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	328	369
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	571	488
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	(82)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	41	565
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,153
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	3,331	333	339
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	4,072	—	—
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	3,558
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	9
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,663
(TVC Enterprises, LLC)						—	—
GCOM InvestCo LP (9)	—	Business Services	—	—	1,855	809	352
GCOM InvestCo LP (7),(9)	—	Business Services	—	—	965	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	844
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,320
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	613
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040	3,221
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	390	434
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	—	60,808
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	—	6,616
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,266	2,195
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,147
KL Stockton Co-Invest LP (Any Hour Services) (9)	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	382
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	364	1,044
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	315
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	169
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	126
Municipal Emergency Services, Inc.	—	Distribution	—	—	1,593,514	1,594	1,594
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,262	1,537
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	186
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,625
(Holdco Sands Intermediate, LLC) (9)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	63
ORL Holdco, Inc.	—	Business Services	—	—	638	6	6
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	66	365
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	21

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our investment objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering. On April 14, 2022, listing and trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT.”

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of June 30, 2022, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and the Investment Adviser intends to continue to affirm the exclusion on an annual basis, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies, the novel coronavirus (“COVID-19”) and any other parameters used in determining these estimates and assumptions could cause actual results to differ from such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions in consolidation. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

June 30, 2022

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

(b)
Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments and the Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2022, we had one portfolio company on non-accrual, representing 0.9% and 0.5% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had no portfolio companies on non-accrual.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and nine months ended June 30, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.6 million respectively, all of which pertains to U.S. federal excise tax. For the three and nine months ended June 30, 2021, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million respectively, all of which pertains to U.S. federal excise tax.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

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

For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $1.1 million and $6.2 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $8.1 million and $8.1 million, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the three and nine months ended June 30, 2021, the Company recognized a provision for taxes of zero on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three and nine months ended June 30, 2022, the Company paid zero and $4.0 million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the three months ended June 30, 2022 the $4.0 million is expected to be refunded and is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $6.2 million as of June 30, 2022 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

In June 2022, the FASB issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2022, the Investment Adviser earned a base management fee of $4.9 million and $15.0 million, respectively, from us. For the three and nine months ended June 30, 2021, the Investment Adviser earned a base management fee of $4.4 million and $12.8 million, respectively, from us.

Incentive Fee

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense or amendment fees under any credit facility and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero-coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). We pay the Investment Adviser an incentive fee with respect to our Pre- Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable.

Beginning April 1, 2020 and through June 30, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the three and nine months ended June 30, 2022, the Investment Adviser earned an incentive fee of zero and $2.7 million, respectively, on net investment income from us. For the three and nine months ended June 30, 2021, the Investment Adviser did not earn an incentive fee on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of three and nine months ended June 30, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2022,we reimbursed the Administrator approximately $(0.2) million and $0.7 million, respectively, for the services described above. For the three and nine months ended June 30, 2021, we reimbursed the Administrator approximately $0.1 million and $0.8 million, respectively, for the services described above.

On July 1, 2022, the Administration Agreement with the Administrator was amended to clarify that the Administrator may be reimbursed by the Company for certain (i) tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company; and (ii) transactional legal advice and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2022 and 2021.

For the three and nine months ended June 30, 2022 we sold $176.0 million and $235.6 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.2 million of net realized gains, respectively. For the three and nine months ended June 30, 2021, we sold $54.1 million $and $91.9 million in investments to PSLF at fair value, respectively, and recognized $0.1 million and $0.6 million of net realized gains, respectively.

For the three and nine months ended June 30, 2022, we sold zero and $82.3 million in investments to PTSF II at fair value, respectively, and recognized zero and $0.2 million of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and nine months ended June 30, 2022 totaled $326.3 million and $808.2 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $137.4 million and $287.4 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2022 totaled $198.3 million and $736.0 million, respectively. For the same periods in the prior year, sales and repayments of investments totaled $191.0 million and $358.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2022		September 30, 2021
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$730,254	$721,770	$551,435	$552,530
Second lien	137,705	129,706	176,983	176,894
Subordinated debt / corporate notes	33,157	33,150	56,315	57,015
Subordinated notes in PSLF	88,011	88,011	64,155	64,154
Equity	341,207	289,099	338,341	363,537
Equity in PSLF	49,362	53,092	33,892	41,160
Total investments	1,379,696	1,314,828	1,221,121	1,255,290
Cash and cash equivalents	29,630	29,547	20,383	20,357
Total investments and cash and cash equivalents	$1,409,326	$1,344,375	$1,241,504	$1,275,647

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2022(1)	September 30, 2021 (1)
Business Services	16%	9%
Healthcare, Education and Childcare	10	23
Consumer Products	9	9
Energy and Utilities	9	7
Distribution	7	7
Financial Services	5	—
Aerospace and Defense	4	2
Home and Office Furnishings	4	3
Media	4	7
Telecommunications	4	2
Auto Sector	3	—
Chemicals, Plastics and Rubber	3	1
Environmental Services	3	6
Building Materials	2	3
Education	2	3
Electronics	2	2
Hotels, Motels, Inns and Gaming	2	4
Other Media	2	2
Transportation	2	2
Cargo Transport	1	1
Insurance	1	2
Manufacturing / Basic Industries	1	1
Personal and Non-Durable Consumer Products	1	1
Personal, Food and Miscellaneous Services	1	1
Printing and Publishing	1	2
Retail	1	—
Other	—	—
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of June 30, 2022 and September 30, 2021, PSLF had total assets of $664.6 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 72 and 47 portfolio companies as of June 30, 2022 and September 30, 2021, respectively. As of the same dates, we and Pantheon had no remaining commitments to fund first lien secured debt and equity interests in PSLF. As of June 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $17.9 million and the five largest investments totaled $87.2 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2022 and September 30, 2021, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of June 30, 2022 and September 30, 2021 our investment in PSLF consisted of subordinated notes of $88.0 million and $64.2 million, respectively, and equity interests of $53.1 million and $41.2 million, respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC. transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC. and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC.

Below is a summary of PSLF’s portfolio at fair value:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

($ in thousands)	June 30, 2022	September 30, 2021
Total investments	$608,375	$405,233
Weighted average cost yield on income producing investments	7.9%	7.1%
Number of portfolio companies in PSLF	72	47
Largest portfolio company investment	$17,897	$16,817
Total of five largest portfolio company investments	$87,170	$74,445

Below is a listing of PSLF’s individual investments as of June 30, 2022 ($ in thousands, except share data)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 693.3%
Ad.net Acquisition, LLC	5/6/2026	Media	8.25%	3M L+600	4,950	$4,950	$4,950
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	7.22%	3M L+800	10,000	9,806	9,800
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	9.24%	3M L+550	884	876	842
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+575	17,463	17,417	17,463
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	7.75%	1M L+550	13,905	13,757	13,835
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	6.75%	—	9,978	9,969	9,878
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,498	6,536
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,296	3,307
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/2026	Environmental Services	8.00%	3M L+500	7,388	7,296	7,295
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	7.20%	3M L+600	18,078	17,829	17,897
CF512, Inc.	8/20/2026	Media	7.58%	3M L+575	2,992	2,964	2,948
Connatix Buyer, Inc.	7/13/2027	Media	6.91%	1M L+550	9,190	9,236	9,029
Crash Champions, LLC	8/5/2025	Auto Sector	6.83%	3M L+750	15,940	15,637	15,860
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	8.00%	3M L+475	6,452	6,445	6,452
DRS Holdings III, Inc.	11/3/2025	Consumer Products	7.42%	3M L+600	15,182	15,099	14,742
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	6.87%	3M L+575	8,200	8,049	8,028
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	9.75%	3M L+500	4,569	4,569	4,452
ECM Industries, LLC	12/23/2025	Electronics	6.32%	3M L+600	2,823	2,757	2,766
Exigo Intermediate II, LLC	3/15/2027	Business Services	6.81%	1M L+575	10,000	9,863	9,850
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,380	7,350	7,159
Graffiti Buyer, Inc.	8/10/2027	Distribution	8.00%	3M L+550	1,979	1,943	1,925
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	7.09%	1M L+575	6,838	6,838	6,770
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.00%	1M L+800	13,990	13,720	13,710
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+700	14,475	14,325	14,186
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	7.00%	3M L+750	9,975	9,791	9,875
IG Investments Holdings, LLC	9/22/2028	Business Services	8.02%	1M L+575	4,484	4,397	4,417
Imagine Acquisitionco, LLC	11/15/2027	Business Services	6.91%	3M L+625	5,660	5,554	5,490
Inception Fertility Ventures, LLC	12/7/2023	Healthcare, Education and Childcare	9.08%	3M L+550	17,409	16,979	16,973
Infolinks Media Buyco, LLC	11/1/2026	Media	8.00%	1M L+550	6,461	6,461	6,461
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.83%	3M L+575	17,490	17,412	17,322
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.67%	3M L+550	14,475	14,333	14,345
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+500	2,137	2,127	2,081
Lash OpCo, LLC	2/18/2027	Consumer Products	9.25%	1M L+650	9,950	9,824	9,850
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	7.42%	3M L+475	12,377	12,137	12,129
MAG DS Corp.	4/1/2027	Aerospace and Defense	7.75%	3M L+550	5,585	5,124	5,083
Mars Acquisition Holdings Corp.	5/14/2026	Media	7.17%	1M L+625	7,940	7,880	7,861
MBS Holdings, Inc.	4/16/2027	Telecommunications	6.75%	3M L+575	7,425	7,343	7,351
Meadowlark Acquirer, LLC	12/10/2027	Business Services	6.84%	3M L+575	2,998	2,938	2,923
MeritDirect, LLC	5/23/2024	Media	7.75%	3M L+600	15,371	15,276	15,294
Municipal Emergency Services, Inc.	9/28/2027	Distribution	7.25%	3M L+550	4,164	4,099	4,006
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	6.37%	3M L+575	7,524	7,442	7,486
OIS Management Services, LLC	7/9/2026	Healthcare, Education and Childcare	5.61%	3M L+600	5,316	5,266	5,236
Owl Acquisition, LLC	2/4/2028	Education	6.75%	3M L+550	4,000	3,925	3,880
Ox Two, LLC (New Issue)	5/18/2026	Distribution	8.00%	1M L+650	4,987	4,933	4,888
PL Acquisitionco, LLC	11/9/2027	Retail	8.17%	1M L+575	8,656	8,506	8,505
PlayPower, Inc.	5/8/2026	Consumer Products	7.75%	1M L+525	2,587	2,489	2,244
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+600	3,429	3,365	3,361
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	6.76%	3M L+600	12,784	12,676	12,592
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	1M L+450	5,207	5,207	5,207
Reception Purchaser, LLC	2/28/2028	Transportation	8.20%	SOFR+600	4,988	4,915	4,788
Recteq, LLC	1/29/2026	Consumer Products	8.25%	3M L+700	9,875	9,736	9,628
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	6.50%	1M L+550	14,580	14,468	13,705
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	6.75%	3M L+525	3,229	3,207	3,149
Riverside Assessments, LLC	3/10/2025	Education	8.45%	1M L+575	10,000	9,920	9,800
Sales Benchmark Index LLC	1/3/2025	Business Services	8.25%	3M L+625	7,225	7,134	7,225
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	8.75%	1M L+450	12,139	12,058	12,078
Solutionreach, Inc.	1/17/2024	Communications	7.42%	6M L+675	11,420	11,380	10,986
STV Group Incorporated	12/11/2026	Transportation	6.92%	3M L+575	12,099	12,029	11,917
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.83%	SOFR+600	9,962	9,704	9,803
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,439	4,439	4,421
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	8.25%	3M L+450	4,553	4,532	4,553
Teneo Holdings LLC	7/18/2025	Financial Services	6.31%	3M L+525	2,974	2,960	2,914
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	8.12%	3M L+600	11,293	11,180	11,180
The Bluebird Group LLC	7/27/2026	Business Services	8.75%	3M L+650	5,549	5,599	5,605
The Vertex Companies, LLC	8/30/2027	Business Services	7.17%	3M L+550	4,543	4,495	4,461
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.50%	3M L+525	5,550	5,398	5,384
TVC Enterprises, LLC	3/26/2026	Transportation	7.67%	3M L+600	17,424	17,282	17,076
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,914	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	6.47%	3M L+550	12,125	11,997	11,470
UBEO, LLC	4/3/2024	Printing and Publishing	6.75%	3M L+450	4,674	4,655	4,581
Wildcat Buyerco, Inc.	2/27/2026	Electronics	6.75%	SOFR+575	11,562	11,471	11,252
Zips Car Wash, LLC	3/1/2024	Business Services	7.75%	3M L+725	7,498	7,373	7,348

Total First Lien Secured Debt						612,509	608,375
Total Investments - 693.3%
Cash and Cash Equivalents - 61.2%
BlackRock Federal FD Institutional 30						53,690	53,690
Total Cash and Cash Equivalents						53,690	53,690
Total Investments and Cash Equivalents - 754.4%						$666,200	$662,065
Liabilities in Excess of Other Assets — (654.4)%							(574,309)
Members' Equity—100.0%							$87,756

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable LIBOR or “L” , Secured Overnight Financing Rate or "SOFR" or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 60-day, 90-day or

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

180-day LIBOR rate (1M L, 2M L, 3M L, or 6M L, respectively), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF’s accounting policy.

Below is a listing of PSLF’s individual investments as of September 30, 2021 ($ in thousands, except share data):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,988	$4,920	$4,913
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921	912	864
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625	14,481	14,479
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500	6,378	6,370
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569	6,518	6,504
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,347	3,313	3,313
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,444	7,336	7,295
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729	13,674	13,729
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985	5,873	5,865
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428	13,335	13,334
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,604	4,560	4,707
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,827	2,805	2,770
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,463	7,360	7,425
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955	5,819	5,895
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,071	11,934	12,010
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,588	14,499	14,442
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059	8,890	8,878
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868	7,803	7,829
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420	9,420	9,420
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,588	14,479	14,199
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,120	2,107	1,987
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,472	12,273	12,472
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,817	16,729	16,817
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,837	5,581	5,253
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000	7,852	7,920
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481	7,338	7,332
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386	13,272	13,252
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805	3,778	3,736
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,335	13,202	13,068
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,232	5,140	5,232
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950	9,775	9,851
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,695	14,602	14,508
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,246	3,217	3,206
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632	7,526	7,442
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232	5,181	5,232
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500	13,397	13,365
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,882	11,758	11,882
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,099	12,003	12,038
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967	4,891	4,966
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593	4,558	4,547
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,997	2,884	2,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593	5,537	5,425
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773	12,643	12,773
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,648	9,515	9,648
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950	9,853	9,950
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710	4,676	4,687
Vision Purchaser Corporation	06/10/25	Media	7.75%	3M L+675	14,249	14,056	14,035
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%	3M L+500	7,425	7,360	7,388
						—	—
Total First Lien Secured Debt					409,602	405,009	405,232
Cash and Cash Equivalents—18.9%						-	-
BlackRock Federal FD Institutional 30						11,013	11,013
US Bank Cash						—	—
Total Cash and Cash Equivalents						11,013	11,013
Total Investments and Cash Equivalents—592.7%						$416,023	$416,246
Liabilities in Excess of Other Assets—(492.7)%							(348,213)
Members' Equity—100.0%							$68,032

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

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

	June 30, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$612,509 and $405,009, respectively)	$608,375	$405,233
Cash and cash equivalents (cost—$53,690 and $11,013, respectively)	53,690	11,013
Interest receivable	1,708	1,175
Prepaid expenses and other assets	842	—
Total assets	664,615	417,421
Liabilities
Distribution payable to Members	4,000	2,800
Payable for investments purchased	67,265	12,793
Credit facility payable	110,900	224,000
2034 Asset-backed debt, net (par—$246,000)	243,799	—
Notes payable to members	145,472	106,041
Interest payable on credit facility	2,718	1,499
Interest payable on notes to members	2,080	1,644
Accrued other expenses	625	612
Total liabilities	576,859	349,389
Members' equity	87,756	68,032
Total liabilities and members' equity	$664,615	$417,421

———————————

(1)
As of June 30, 2022 and September 30, 2021, PSLF did not have any unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Interest	$8,491	$7,101	$23,759	$20,359
Other income	18	1,081	160	1,808
Total investment income	8,509	8,182	23,919	22,167
Expenses:
Interest expense on credit facility and asset-backed debt	2,183	1,505	5,838	4,755
Interest expense on notes to members	2,992	2,410	7,861	7,094
Administrative services expenses	293	293	879	879
Other general and administrative expenses	112	112	335	335
Total expenses	5,580	4,320	14,913	13,063
Net investment income	2,929	3,862	9,006	9,104
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized gain on investments	120	—	506	464
Net change in unrealized (depreciation) appreciation on:
Investments	(3,630)	92	(4,357)	4,546
Net change in unrealized (depreciation) appreciation on investments	(3,630)	92	(4,357)	4,546
Net realized and unrealized (loss) gain from investments	(3,510)	92	(3,851)	5,010
Net increase in members' equity resulting from operations	$(581)	$3,954	$5,155	$14,114

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facility and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1 and our 2026 Notes and 2026 Notes-2 are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, our 2026 Notes -2 and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at June 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$51,492	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	670,278	Market Comparable	Market yield	7.0% - 20.2% (10.3%)
Second lien	21,825	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	101,318	Market Comparable	Market yield	9.2% - 14.1% (12.7%)
Second lien	6,563	Enterprise Market Value	EBITDA multiple	5.3x
Subordinated debt / corporate notes	121,161	Market Comparable	Market yield	9.3% - 13.2% (10.4%)
Equity	251,534	Enterprise Market Value	EBITDA multiple	3.4x - 21.5x (8.1x)
Equity	21,863	Enterprise Market Value	DLOM(2)	11.8%
Total Level 3 investments	$1,246,034
Debt Category ($ in thousands)
Truist Credit Facility	$412,005	Market Comparable	Market yield	2.9%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

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

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at June 30, 2022
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$972,637	$—	$—	$972,637	$—
Equity investments	342,191	338	—	273,397	68,456
Total investments	1,314,828	338	—	1,246,034	68,456
Cash and cash equivalents	29,547	29,547	—	—	—
Total investments and cash and cash equivalents	$1,344,375	$29,885	$—	$1,246,034	$68,456
Truist Credit Facility	$412,005	$—	$—	$412,005	$—
SBA Debentures(2)	27,046	—	—	27,046	—
2026 Notes(2)	146,542	—	146,542	—	—
2026 Notes-2(2)	161,159	—	161,159	—	—
Total debt	$746,752	$—	$307,701	$439,051	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF and PTSF II are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures, the 2026 Notes and the 2026 Notes-2, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of June 30, 2022, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2021
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$850,593	$—	$—	$850,593	$—
Equity investments	404,697	3,109	—	360,428	41,160
Total investments	1,255,290	3,110	—	1,211,021	41,160
Cash and cash equivalents	20,357	20,357	—	—	—
Total investments and cash and cash equivalents	$1,275,647	$23,467	$—	$1,211,021	$41,160
Truist Credit Facility	$314,813	$—	$—	$314,813	—
SBA Debentures (2)	62,159	—	—	62,159	—
2024 Notes (2)	84,503	84,503	—	—	—
2026 Notes (2)	145,865	—	145,865	—	—
Total debt	$607,340	$84,503	$145,865	$376,972	$—

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

June 30, 2022

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,428	$1,211,021
Net realized (loss) gain	(10,046)	92,381	82,335
Net change in unrealized appreciation	(18,198)	(77,122)	(95,320)
Purchases, PIK interest, net discount accretion and non-cash exchanges	746,389	73,925	820,314
Sales, repayments and non-cash exchanges	(596,101)	(176,215)	(772,316)
Transfers in/out of Level 3	—	—	—
Ending Balance	$972,637	$273,397	$1,246,034
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(13,953,543)	$(77,771,348)	$(91,724,891)

	Nine Months Ended June 30, 2021
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$773,426	$270,754	$1,044,180
Net realized gain (loss)	(7,474)	31,837	24,363
Net change in unrealized depreciation	31,261	74,168	105,429
Purchases, PIK interest, net discount accretion and non-cash exchanges	313,041	37,058	350,099
Sales, repayments and non-cash exchanges	(358,632)	(60,427)	(419,059)
Transfers in/out of Level 3	—	—	—
Ending Balance	$751,622	$353,390	$1,105,012
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$29,987	$67,653	$97,640

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Nine months ended June 30,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $316,545 and $380,252, respectively)	$314,813	$360,702
Net change in unrealized (depreciation) appreciation included in earnings	(9,183)	18,494
Borrowings (1)	815,841	148,312
Repayments (1)	(709,466)	(314,019)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $422,920 and $214,545, respectively)	$412,005	$213,489
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $422,920 and $214,545, respectively)	$412,005	$213,489
(1)
Excludes temporary draws.

As of June 30, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$43,812	$49,512	September 30, 2022	$5,700

As of September 30, 2021, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000	$40,045	$39,102	December 17, 2021	$(943)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility during the three and nine months ended June 30, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, 2026 Notes-2, and the SBA debentures.

For the three and nine months ended June 30, 2022, the Credit Facility had a net change in unrealized depreciation of $8.9 million and $9.2 million, respectively. For the three and nine months ended June 30, 2021, the Credit Facility had a net change in unrealized appreciation of $1.6 million and $18.5 million, respectively. As of June 30,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

2022 and September 30, 2021, the net unrealized depreciation on the Credit Facility totaled $10.9 million and $1.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but less than 25% of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2022 were as follows:

Name of Investment	Fair Value at September 30, 2021	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2022	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$41,379	$10,403	$—	$(4,217)	$47,565	$2,579	$—	$—	$—
Mailsouth Inc.	22,100	1,296	—	(16,833)	6,563	—	1,309	—	—
PennantPark Senior Loan Fund, LLC *	105,314	39,325	—	(3,536)	141,103	4,724	—	6,655	—
PT Networks, LLC	134,125	9,917	(234,974)	90,933	—	—	2,674	—	140,898
RAM Energy LLC	81,710	—	—	27,758	109,468	—	—	—	—
Total Controlled Affiliates	$384,628	$60,941	$(234,974)	$94,105	$304,699	$7,303	$3,983	$6,655	$140,898
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC (2)	$64,292	$34,201	$(61,168)	$(4,534)	$32,791	$1,361	$—	$—	$(28,208)
ETX Energy, LLC	—	—	(38,541)	38,541	—	—	—	—	(37,447)
MidOcean JF Holdings Corp.	50,161	—	—	(33,855)	16,306	—	—	—	—
Total Non-Controlled Affiliates	$114,453	$34,201	$(99,709)	$152	$49,097	$1,361	$—	$—	$(65,655)
Total Controlled and Non-Controlled Affiliates	$499,081	$95,142	$(334,683)	$94,257	$353,796	$8,664	$3,983	$6,655	$75,243

(1)
Includes PIK.
(2)
Cascade Environmental Holdings, LLC became a controlled affiliate during the quarter ended June 30, 2022.
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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator for net increase (decrease) in net assets resulting from operations	$(18,481)	$31,880	$10,187	$141,509
Denominator for basic and diluted weighted average shares	65,897,233	67,045,105	66,564,289	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(0.28)	$0.48	$0.15	$2.11

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2022 and September 30, 2021, cash and cash equivalents consisted of money market funds in the amounts of $29.5 million and $20.4 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Nine Months Ended June 30,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$9.85	$7.84
Net investment income (1)	0.52	0.38
Net change in realized and unrealized (loss) gain (1)	(0.37)	1.73
Net increase in net assets resulting from operations (1)	0.15	2.11
Distributions to stockholders (1), (2)	(0.40)	(0.36)
Repurchase of common stock (1)	0.05	—
Net asset value, end of period	$9.65	$9.59
Per share market value, end of period	$6.18	$6.68
Total return* (3)	0.88%	123.38%
Shares outstanding at end of period	65,413,942	67,045,105
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	4.27%	3.71%
Ratio of debt related expenses to average net assets (5)	4.06%	3.80%
Ratio of total expenses to average net assets (5)	8.33%	7.51%
Ratio of net investment income to average net assets (5)	7.02%	5.70%
Net assets at end of period	$631,510	$643,081
Weighted average debt outstanding	$676,738	$649,965
Weighted average debt per share (1)	$10.17	$9.69
Asset coverage per unit (6)	$1,871	$2,424
Portfolio turnover ratio	56.91%	32.92%

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

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2022 and 2021, inclusive of the fee on the undrawn commitment under the Truist Credit Facility and amortized upfront fees on SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2, was 4.0% and 3.5%, respectively. As of June 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we were only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 187% and 221%, respectively.

Truist Credit Facility

As of June 30, 2022, we had the multi-currency Truist Credit Facility for up to $465.0 million (increased from $435.0 million in December 2021) in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2022 and September 30, 2021, we had $422.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 3.9% and 2.4%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2022 and September 30, 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of June 30, 2022 and September 30, 2021, we had $42.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of June 30, 2022, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $27.5 million and $63.5 million as of June 30, 2022 and September 30, 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

As of both June 30, 2022 and September 30, 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and nine months ended June 30, 2022, zero and $36.0 million in SBA debentures were repaid, respectively. During the three and nine months ended June 30, 2021, there was $45.0 million and $55.0 million in SBA debentures were repaid, respectively. As of both June 30, 2022 and September 30, 2021, the unamortized fees on the SBA debentures was $0.5 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows ($ in thousands):

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$27,500
March 21, 2018	March 1, 2028	3.5	36,000
Weighted Average Rate / Total		3.2%	$63,500

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2022, SBIC II was in compliance with its regulatory requirements.

2024 Notes

As of June 30, 2022 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2022 and September 30, 2021, we had $177.6 million and $104.8 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

June 30, 2022

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2021, PennantPark Senior Loan Fund, LLC, PT Networks, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for RAM Energy Holdings LLC for the three and nine months ended June 30, 2022 and 2021. Similarly, in accordance with Rule 4-08(g) of Regulation S-X, which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4 to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements. Our investment in PT Networks, LLC was realized on February 14, 2022.

a)
RAM Energy Holdings LLC:

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2022	2021	2022	2021
Total revenue	$17,726	$23,044	$35,522	$50,134
Total expenses	(12,499)	(9,393)	(29,337)	(27,090)
Net income (loss)	$5,227	$13,651	$6,185	$23,044

.

13. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common stock. During the three and nine months ended June 30, 2022, we repurchased 717,709 and 1,631,163, respectively, shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $4.9 million and $12.0 million, respectively. During the three and nine months ended June 30, 2021, we did not make any repurchases of shares of our common stock.

14. SUBSEQUENT EVENTS

On July 29, 2022, the Company entered into the Fifth Amendment to the Truist Credit Facility. The Fifth Amendment amends certain provisions of the Credit Agreement to, among other things, (1) increase the facility size from $465.0 million to $500.0 million, which may be further increased up to $750.0 million, subject to the terms of the Amended Credit Agreement, (2) extend the term of the revolving period from September 4, 2023 to July 29, 2026 and the stated maturity date from September 4, 2024 to July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments continuing to expire on September 4, 2023 and the related obligations maturing on September 4, 2024), (3) adjust the applicable margin with respect to the loans extended by the lenders of the extended $475.0 million commitments and (4) replace the LIBOR benchmark provisions with SOFR benchmark provisions, including applicable credit adjustment spread. In connection with the facility increase contemplated by the Fifth Amendment, Regions Bank joined the Amended Credit Agreement as an additional multicurrency lender.

The foregoing descriptions of the Fifth Amendment does not purport to be complete and is qualified in their entirety by reference to the full text of the Fifth Amendment, which is filed as an exhibit hereto and incorporated by reference herein.

Subsequent to quarter end we and Pantheon Ventures (UK) LLP, have agreed to increase our capital commitments to PSLF from $234.8 million to $310.8 million. PNNT's portion of this capital commitment increase is $45.9 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of June 30, 2022, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended June 30, 2022 and 2021, and cash flows for the nine-month periods ended June 30, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

New York, New York

August 3, 2022

Awareness Letter of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation and its Subsidiaries for the periods ended June 30, 2022 and 2021, as indicated in our report dated August 3, 2022; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 3, 2022

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement. SBIC II’s investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

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

Due to the nature of certain governmental restrictions imposed in response to the COVID-19 pandemic and their potentially long-lasting duration, some portfolio companies, especially those in vulnerable industries such as retail, food and beverage and travel, have experienced significant financial distress and may default on their financial obligations to us and their other capital providers. Moreover, certain of our portfolio companies that remain subject to prolonged and severe financial distress, have substantially curtailed their operations, deferred capital expenditures, furloughed or laid off workers and/or terminated relationships with their service providers. Depending on the length and magnitude of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers in the future. These developments could impact the value of our investments in such portfolio companies.

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

The business disruption and financial harm resulting from the COVID-19 pandemic experienced by some of our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from such investments and may require us to provide an increase of capital to such companies in the form of follow on investments. In connection with the adverse effects of the COVID-19 pandemic, we may also need to restructure the capitalization of some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive or a permanent reduction in the value of our investments. If our net investment income decreases, the percentage of our cash flows dedicated to debt servicing and distribution payments to stockholders would subsequently increase. This has required us to reduce the amount of our distributions to stockholders as compared to distributions in previous years. As of June 30, 2022, we had one portfolio company on non-accrual status, and the continuing impact of the COVID-19 pandemic, or any worsening thereof, may result in portfolio investments being placed on non-accrual status in the future.

Additionally, as of June 30, 2022 and September 30, 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 187% and 221%, respectively. The Truist Credit Facility includes standard covenants and events of default provisions. If we fail to make the required payments or breach the covenants therein, it could result in a default under the Truist Credit Facility. Failure to cure such default or obtain a waiver from the appropriate party would result in an event of default, and the lenders may accelerate the repayment of our indebtedness under the Truist Credit Facility, such that all amounts owed are due immediately at the time of default. Such an action would negatively affect our liquidity, business, financial condition, results of operations, cash flows and ability to pay distributions to our stockholders.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2022, our interest bearing debt portfolio consisted of 96% variable-rate investments. The variable-rate loans are usually based on a floating interest rate index such as LIBOR and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In addition, the Truist Credit Facility also has floating rate interest provisions, with pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). Due to such rates, our gross investment income may decrease, which could result in a decrease in our net investment income if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR that we earn on such loans or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below.

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

•
costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

Generally, during periods of asset growth, we expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities would be additive to the expenses described above.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2022, our portfolio totaled $1,314.8 million, which consisted of $721.8 million of first lien secured debt, $129.7 million of second lien secured debt, $121.2 million of subordinated debt (including $88.0 million in PSLF) and $342.2 million of preferred and common equity (including $53.1 million in PSLF). Our debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of June 30, 2022, we had one portfolio company on non-accrual, representing 0.9% and 0.5% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $64.9 million as of June 30, 2022. Our overall portfolio consisted of 118 companies with an average investment size of $11.1 million, had a weighted average yield on interest bearing debt investments of 9.3% and was invested 55% in first lien secured debt, 10% in second lien secured debt, 9% in subordinated debt (including 7% in PSLF) and 26% in preferred and common equity (including 4% in PSLF). As of June 30, 2022, all of the investments held by PSLF were first lien secured debt.

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

For the three months ended June 30, 2022, we invested $326.3 million in 11 new and 36 existing portfolio companies with a weighted average yield on debt investments of 8.7%. Sales and repayments of investments for the three months ended June 30, 2022 totaled $198.3 million. For the nine months ended June 30, 2022, we invested $799.4 million in 35 new and 95 existing portfolio companies with a weighted average yield on debt investments of 8.2%. Sales and repayments of investments for the nine months ended June 30, 2022 totaled $736.0 million.

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

PennantPark Senior Loan Fund, LLC

As of June 30, 2022, PSLF’s portfolio totaled $608.4 million, consisted of 72 companies with an average investment size of $8.5 million and had a weighted average yield on debt investments of 7.9%.

As of September 30, 2021, PSLF’s portfolio totaled $405.2 million, consisted of 47 companies with an average investment size of $8.6 million and had a weighted average yield on debt investments of 7.2%.

For the three months ended June 30, 2022, PSLF invested $200.5 million (of which $176.0 million was purchased from the Company) in 14 new and 17 existing portfolio companies with a weighted average yield on debt investments of 7.3% . PSLF’s sales and repayments of investments for the same period totaled $35.1 million. For the nine months ended June 30, 2022, PSLF invested $278.6 million (of which $235.6 million was purchased from the Company) in 29 new and 19 existing portfolio companies with a weighted average yield on debt investments of 7.3%. PSLF’s sales and repayments of investments for the same period totaled $73.0 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies and the global outbreak of COVID-19. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months from those disclosed in our 2021 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Credit Facility, 2026 Notes, 2026-2 Notes and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

The SEC recently adopted Rule 2a-5 under the 1940 Act which established requirements for determining fair value in good faith purposes of the 1940 Act. We will comply with the requirement of the rule before the requirement date of September 8, 2022.

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, 2026 Notes-2 and our Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Credit Facility. We elected to use the fair value option for the Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Credit Facility for both the three and nine months ended June 30, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes, 2026 Notes-2 and SBA debentures.

For the three and nine months ended June 30, 2022, the Truist Credit Facility had a net change in unrealized depreciation of $8.9 million and $9.1 million, respectively. For the three and nine months ended June 30, 2021, our Truist Credit Facility had a net change in unrealized appreciation of $1.6 million and $18.5 million, respectively. As of June 30, 2022 and September 30, 2021, the net unrealized depreciation on the Truist Credit Facility totaled $10.9 million and $1.7 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments and our Credit Facility including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

For the three and nine months ended June 30, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.6 million respectively, all of which pertains to U.S. federal excise tax. For the three and nine months ended June 30, 2021, we recorded a provision for taxes on net investment income of $0.2 million and $0.5 million respectively, all of which pertains to U.S. federal excise tax.

PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $1.1 million and $6.2 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $8.1 million and $8.1 million, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the three and nine months ended June 30, 2021, the Company recognized a provision for taxes of zero on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three and nine months ended June 30, 2022, the Company paid zero and $4.0 million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the three months ended June 30, 2022 the $4.0 million is expected to be refunded and is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $6.2 million as of June 30, 2022 is included under accrued other expenses in the consolidated statement of assets and liabilities.

We have formed the Taxable Subsidiary, which is subject to tax as a corporation. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2022 and 2021.

Investment Income

Investment income for the three and nine months ended June 30, 2022 was $23.3 million and $76.0 million, respectively, which was attributable to $17.6 million and $52.2 million from first lien secured debt, $2.9 million and $13.7 million from second lien secured debt, $0.3 million and $2.6 million from subordinated debt and $2.5 million and $7.4 million from preferred and common equity, respectively. This compares to Investment income for the three and nine months ended June 30, 2021 was $20.5 million and $58.5 million, respectively, which was attributable to $11.8 million and $33.9 million from first lien secured debt, $5.2 million and $15.8 million from second lien secured debt, $1.8 million and $5.2 million from subordinated debt and $1.7 million and $3.6 million from preferred and common equity, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the increase in the size of our debt portfolio.

Expenses

Expenses for the three and nine months ended June 30, 2022 totaled $12.8 million and $41.3 million, respectively. Base management fee for the same periods totaled $4.9 million and $15.0 million, performance base incentive fee for the same periods totaled zero and $2.7 million, debt related interest and expenses totaled $6.7 million and $20.1 million, general and administrative expenses totaled $1.0 million and $3.0 million and provision for taxes totaled $0.2 million and $0.6 million, respectively. This compares to expenses for the three and nine months ended June 30, 2021 $12.3 million and $33.2 million, respectively. Base management fee for the same periods totaled $4.4 million and $12.8 million, debt related interest and expenses totaled $6.9 million (including a one-time $1.1 million payment, which is related to the early repayment of SBA Debt) and $16.8 million, general and administrative expenses totaled $0.9 million and $3.2 million and provision for taxes totaled $0.2 million and $0.5 million, respectively. The increase in expenses for the three months ended June 30, 2022 compared to the same period in the prior year was primarily due to increased financing costs.

Net Investment Income

Net investment income totaled $10.6 million and $34.8 million, or $0.16 and $0.52 per share, for the three and nine months ended June 30, 2022, respectively. Net investment income totaled $8.1 million and $25.2 million, or $0.12 and $0.38 per share, for the three and nine months ended June 30, 2021, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to increased investment income.

Net Realized Gains or Losses

Sales and repayments of investments for the three and nine months ended June 30, 2022 totaled $198.3 million and $736.0 million, respectively, and net realized gains (losses) totaled $(34.3) million and $82.4 million, respectively. Sales and repayments of investments for the three and nine months ended June 30, 2021 totaled $191.0 million and $358.6 million, respectively, and net realized gains (losses) totaled $41.7 million and $24.4 million, respectively. The change in realized gains was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and the Credit Facility

For the three and nine months ended June 30, 2022, we reported net change in unrealized appreciation (depreciation) on investments of $5.6 million and $(99.1) million, respectively. For the three and nine months ended June 30, 2021, we reported net change in unrealized appreciation (depreciation) on investments of $(16.3) million and $110.4 million, respectively. As of June 30, 2022 and September 30, 2021, our net unrealized appreciation (depreciation) on investments totaled $(64.9) million and $34.2 million, respectively. The net change in unrealized depreciation on our investments compared to the same period in the prior year was primarily due to the reversal of the unrealized appreciation of PT Network Intermediate Holdings, LLC associated with the realization of the investment.

For the three and nine months ended June 30, 2022, the Truist Credit Facility had a net change in unrealized depreciation of $8.9 million and $9.2 million, respectively. For the three and nine months ended June 30, 2021, the Truist Credit Facility had a net change in unrealized appreciation of $1.6 million and $18.5 million, respectively, respectively. As of June 30, 2022 and September 30, 2021, the net unrealized depreciation on the Truist Credit Facility totaled $10.9 million and $1.7 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

Net change in net assets resulting from operations totaled $(18.5) million and $10.2 million, or $(0.28) and $0.15 per share, for the three and nine months ended June 30, 2022, respectively. Net change in net assets resulting from operations totaled $31.9 million and $141.5 million, or $0.48 and $2.11 per share, for the three and nine months ended June 30, 2021, respectively. The decrease in the net change in net assets from operations for the three and nine months ended June 30, 2022 compared to the same periods in the prior year was primarily due to a decrease in unrealized appreciation.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of June 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

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

As of June 30, 2022 and September 30, 2021, our asset coverage ratio, computed in accordance with the 1940 Act was 187% and 221%, respectively.

The annualized weighted average cost of debt for the nine months ended June 30, 2022 and 2021, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, amortized upfront fees on SBA debentures, was 4.0% and 3.5%, respectively.

As of June 30, 2022, we had the multi-currency Truist Credit Facility for up to $465.0 million (increased from $435.0 million in December 2021) in borrowings with certain lenders and Truist Bank, acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2022 and September 30, 2021, we had $422.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 3.9% and 2.4%, respectively, exclusive of the fee on undrawn commitments, as of June 30, 2022 and September 30, 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of September 4, 2024, a one-year term-out period on September 4, 2023 and pricing set at 225 basis points over LIBOR (or an alternative risk-free floating interest rate index). As of June 30, 2022 and September 30, 2021, we had $42.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of June 30, 2022, we were in compliance with the terms of the Truist Credit Facility.

On November 13, 2021, the 2024 Notes were redeemed at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Accordingly, as of June 30, 2022 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

As of June 30, 2022, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of June 30, 2022, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, 2026 Notes-2 and SBA debentures. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $27.5 million and $63.5 million as of June 30, 2022 and September 30, 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both June 30, 2022 and September 30, 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and nine months ended June 30, 2022, zero and $36.0 million in SBA debentures were repaid, respectively. During the three and nine months ended June 30, 2021, there was $45.0 million and $55.0 million in SBA debentures were repaid, respectively. As of both June 30, 2022 and September 30, 2021, the unamortized fees on the SBA debentures was $0.4 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of June 30, 2022 and September 30, 2021 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of June 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$27,500
March 21, 2018	March 1, 2028	3.5	36,000
Weighted Average Rate / Total		3.2%	$63,500

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2022, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of June 30, 2022 and September 30, 2021, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

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

As of June 30, 2022 and September 30, 2021, we had cash and cash equivalents of $29.5 million and $20.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

Our operating activities used cash of $97.5 million for the nine months ended June 30, 2022, and our financing activities provided cash of $106.9 million for the same period. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under the Truist Credit Facility and proceeds from our 2026-2 Notes.

Our operating activities provided cash of $95.7 million for the nine months ended June 30, 2021 and our financing activities used cash of $107.4 million for the same period. Our operating activities provided cash primarily from our investment activities and our financing activities used cash primarily to pay down the Truist Credit Facility and our SBA Debentures.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of June 30, 2022 and September 30, 2021, PSLF had total assets of $664.6 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 72 and 47 portfolio companies as of June 30, 2022 and September 30, 2021, respectively. As of the same dates, we and Pantheon had no remaining commitments to fund first lien secured debt and equity interests in PSLF. As of June 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $17.9 million and the five largest investments totaled $87.2 million. As of September 30, 2021, at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2022 and September 30, 2021, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of June 30, 2022 and September 30, 2021 our investment in PSLF consisted of subordinated notes of $88.0 million and $64.2 million, respectively, and equity interests of $53.1 million and $41.2 million, respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC. transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC. and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2022	September 30, 2021
Total investments	$608,375	$405,233
Weighted average cost yield on income producing investments	7.9%	7.1%
Number of portfolio companies in PSLF	72	47
Largest portfolio company investment	$17,897	$16,817
Total of five largest portfolio company investments	$87,170	$74,445

Below is a listing of PSLF’s individual investments as of June 30, 2022($ in thousands, except share data):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 693.3%
Ad.net Acquisition, LLC	5/6/2026	Media	8.25%	3M L+600	4,950	$4,950	$4,950
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	7.22%	3M L+800	10,000	9,806	9,800
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	9.24%	3M L+550	884	876	842
American Insulated Glass, LLC	12/21/2023	Building Materials	6.50%	3M L+575	17,463	17,417	17,463
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	7.75%	1M L+550	13,905	13,757	13,835
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	6.75%	—	9,978	9,969	9,878
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,498	6,536
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,296	3,307
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/2026	Environmental Services	8.00%	3M L+500	7,388	7,296	7,295
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	7.20%	3M L+600	18,078	17,829	17,897
CF512, Inc.	8/20/2026	Media	7.58%	3M L+575	2,992	2,964	2,948
Connatix Buyer, Inc.	7/13/2027	Media	6.91%	1M L+550	9,190	9,236	9,029
Crash Champions, LLC	8/5/2025	Auto Sector	6.83%	3M L+750	15,940	15,637	15,860
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	8.00%	3M L+475	6,452	6,445	6,452
DRS Holdings III, Inc.	11/3/2025	Consumer Products	7.42%	3M L+600	15,182	15,099	14,742
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	6.87%	3M L+575	8,200	8,049	8,028
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	9.75%	3M L+500	4,569	4,569	4,452
ECM Industries, LLC	12/23/2025	Electronics	6.32%	3M L+600	2,823	2,757	2,766
Exigo Intermediate II, LLC	3/15/2027	Business Services	6.81%	1M L+575	10,000	9,863	9,850
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,380	7,350	7,159
Graffiti Buyer, Inc.	8/10/2027	Distribution	8.00%	3M L+550	1,979	1,943	1,925
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	7.09%	1M L+575	6,838	6,838	6,770
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	7.00%	1M L+800	13,990	13,720	13,710
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+700	14,475	14,325	14,186
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	7.00%	3M L+750	9,975	9,791	9,875
IG Investments Holdings, LLC	9/22/2028	Business Services	8.02%	1M L+575	4,484	4,397	4,417
Imagine Acquisitionco, LLC	11/15/2027	Business Services	6.91%	3M L+625	5,660	5,554	5,490
Inception Fertility Ventures, LLC	12/7/2023	Healthcare, Education and Childcare	9.08%	3M L+550	17,409	16,979	16,973
Infolinks Media Buyco, LLC	11/1/2026	Media	8.00%	1M L+550	6,461	6,461	6,461
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	7.83%	3M L+575	17,490	17,412	17,322
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	9.67%	3M L+550	14,475	14,333	14,345
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+500	2,137	2,127	2,081
Lash OpCo, LLC	2/18/2027	Consumer Products	9.25%	1M L+650	9,950	9,824	9,850
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	7.42%	3M L+475	12,377	12,137	12,129
MAG DS Corp.	4/1/2027	Aerospace and Defense	7.75%	3M L+550	5,585	5,124	5,083
Mars Acquisition Holdings Corp.	5/14/2026	Media	7.17%	1M L+625	7,940	7,880	7,861
MBS Holdings, Inc.	4/16/2027	Telecommunications	6.75%	3M L+575	7,425	7,343	7,351
Meadowlark Acquirer, LLC	12/10/2027	Business Services	6.84%	3M L+575	2,998	2,938	2,923
MeritDirect, LLC	5/23/2024	Media	7.75%	3M L+600	15,371	15,276	15,294
Municipal Emergency Services, Inc.	9/28/2027	Distribution	7.25%	3M L+550	4,164	4,099	4,006
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	6.37%	3M L+575	7,524	7,442	7,486
OIS Management Services, LLC	7/9/2026	Healthcare, Education and Childcare	5.61%	3M L+600	5,316	5,266	5,236
Owl Acquisition, LLC	2/4/2028	Education	6.75%	3M L+550	4,000	3,925	3,880
Ox Two, LLC (New Issue)	5/18/2026	Distribution	8.00%	1M L+650	4,987	4,933	4,888
PL Acquisitionco, LLC	11/9/2027	Retail	8.17%	1M L+575	8,656	8,506	8,505
PlayPower, Inc.	5/8/2026	Consumer Products	7.75%	1M L+525	2,587	2,489	2,244
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	7.25%	1M L+600	3,429	3,365	3,361
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	6.76%	3M L+600	12,784	12,676	12,592
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	6.75%	1M L+450	5,207	5,207	5,207
Reception Purchaser, LLC	2/28/2028	Transportation	8.20%	SOFR+600	4,988	4,915	4,788
Recteq, LLC	1/29/2026	Consumer Products	8.25%	3M L+700	9,875	9,736	9,628
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	6.50%	1M L+550	14,580	14,468	13,705
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	6.75%	3M L+525	3,229	3,207	3,149
Riverside Assessments, LLC	3/10/2025	Education	8.45%	1M L+575	10,000	9,920	9,800
Sales Benchmark Index LLC	1/3/2025	Business Services	8.25%	3M L+625	7,225	7,134	7,225
Sargent & Greenleaf Inc.	12/20/2024	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	8.75%	1M L+450	12,139	12,058	12,078
Solutionreach, Inc.	1/17/2024	Communications	7.42%	6M L+675	11,420	11,380	10,986
STV Group Incorporated	12/11/2026	Transportation	6.92%	3M L+575	12,099	12,029	11,917
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.83%	SOFR+600	9,962	9,704	9,803
TAC LifePort Purchaser, LLC	3/1/2026	Aerospace and Defense	7.00%	3M L+600	4,439	4,439	4,421
TeleGuam Holdings, LLC	11/20/2025	Telecommunications	8.25%	3M L+450	4,553	4,532	4,553
Teneo Holdings LLC	7/18/2025	Financial Services	6.31%	3M L+525	2,974	2,960	2,914
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	8.12%	3M L+600	11,293	11,180	11,180
The Bluebird Group LLC	7/27/2026	Business Services	8.75%	3M L+650	5,549	5,599	5,605
The Vertex Companies, LLC	8/30/2027	Business Services	7.17%	3M L+550	4,543	4,495	4,461
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	6.50%	3M L+525	5,550	5,398	5,384
TVC Enterprises, LLC	3/26/2026	Transportation	7.67%	3M L+600	17,424	17,282	17,076
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,914	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	6.47%	3M L+550	12,125	11,997	11,470
UBEO, LLC	4/3/2024	Printing and Publishing	6.75%	3M L+450	4,674	4,655	4,581
Wildcat Buyerco, Inc.	2/27/2026	Electronics	6.75%	SOFR+575	11,562	11,471	11,252
Zips Car Wash, LLC	3/1/2024	Business Services	7.75%	3M L+725	7,498	7,373	7,348

Total First Lien Secured Debt						612,509	608,375
Total Investments - 693.3%
Cash and Cash Equivalents - 61.2%
BlackRock Federal FD Institutional 30						53,690	53,690
Total Cash and Cash Equivalents						53,690	53,690
Total Investments and Cash Equivalents - 754.4%						$666,200	$662,065
Liabilities in Excess of Other Assets — (654.4)%							(574,309)
Members' Equity—100.0%							$87,756

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

Below is a listing of PSLF’s individual investments as of September 30, 2021($ in thousands, except share data):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 570.7%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,988	$4,920	$4,913
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921	912	864
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625	14,481	14,479
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500	6,378	6,370
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569	6,518	6,504
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,347	3,313	3,313
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,444	7,336	7,295
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729	13,674	13,729
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985	5,873	5,865
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428	13,335	13,334
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,604	4,560	4,707
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,827	2,805	2,770
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,463	7,360	7,425
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955	5,819	5,895
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,071	11,934	12,010
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,588	14,499	14,442
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059	8,890	8,878
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868	7,803	7,829
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420	9,420	9,420
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,588	14,479	14,199
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,120	2,107	1,987
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,472	12,273	12,472
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,817	16,729	16,817
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,837	5,581	5,253
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000	7,852	7,920
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481	7,338	7,332
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386	13,272	13,252
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805	3,778	3,736
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,335	13,202	13,068
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,232	5,140	5,232
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950	9,775	9,851
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,695	14,602	14,508
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,246	3,217	3,206
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632	7,526	7,442
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232	5,181	5,232
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500	13,397	13,365
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,882	11,758	11,882
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,099	12,003	12,038
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967	4,891	4,966
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593	4,558	4,547
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,997	2,884	2,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593	5,537	5,425
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773	12,643	12,773
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,648	9,515	9,648
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950	9,853	9,950
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710	4,676	4,687
Vision Purchaser Corporation	06/10/25	Media	7.75%	3M L+675	14,249	14,056	14,035
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%	3M L+500	7,425	7,360	7,388
						—	—
Total First Lien Secured Debt					409,602	405,009	405,232
Cash and Cash Equivalents—18.9%						-	-
BlackRock Federal FD Institutional 30						11,013	11,013
US Bank Cash						—	—
Total Cash and Cash Equivalents						11,013	11,013
Total Investments and Cash Equivalents—592.7%						$416,023	$416,246
Liabilities in Excess of Other Assets—(492.7)%							(348,213)
Members' Equity—100.0%							$68,032

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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	June 30, 2022
	(Unaudited)	September 30, 2021
Assets
Investments at fair value (cost—$612,509 and $405,009, respectively)	$608,375	$405,233
Cash and cash equivalents (cost—$53,690 and $11,013, respectively)	53,690	11,013
Interest receivable	1,708	1,175
Prepaid expenses and other assets	842	—
Total assets	664,615	417,421
Liabilities
Distribution payable to Members	4,000	2,800
Payable for investments purchased	67,265	12,793
Credit facility payable	110,900	224,000
2034 Asset-backed debt, net (par—$246,000)	243,799	—
Notes payable to members	145,472	106,041
Interest payable on credit facility	2,718	1,499
Interest payable on notes to members	2,080	1,644
Accrued other expenses	625	612
Total liabilities	576,859	349,389
Members' equity	87,756	68,032
Total liabilities and members' equity	$664,615	$417,421
(1)
As of June 30, 2022 and September 30, 2021, PSLF did not have any unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Investment income:
Interest	$8,491	$7,101	$23,759	$20,359
Other income	18	1,081	160	1,808
Total investment income	8,509	8,182	23,919	22,167
Expenses:
Interest expense on credit facility and asset-backed debt	2,183	1,505	5,838	4,755
Interest expense on notes to members	2,992	2,410	7,861	7,094
Administrative services expenses	293	293	879	879
Other general and administrative expenses	112	112	335	335
Total expenses	5,580	4,320	14,913	13,063
Net investment income	2,929	3,862	9,006	9,104
Realized and unrealized (loss) gain on investments and credit facility foreign currency translations:
Net realized gain on investments	120	—	506	464
Net change in unrealized (depreciation) appreciation on:
Investments	(3,630)	92	(4,357)	4,546
Net change in unrealized (depreciation) appreciation on investments	(3,630)	92	(4,357)	4,546
Net realized and unrealized (loss) gain from investments	(3,510)	92	(3,851)	5,010
Net increase in members' equity resulting from operations	$(581)	$3,954	$5,155	$14,114

(1)
No management or incentive fees are payable by PSLF.

Recent Developments

On July 29, 2022, the Company entered into the Fifth Amendment to the Truist Credit Facility. The Fifth Amendment amends certain provisions of the Credit Agreement to, among other things, (1) increase the facility size from $465.0 million to $500.0 million, which may be further increased up to $750.0 million, subject to the terms of the Amended Credit Agreement, (2) extend the term of the revolving period from September 4, 2023 to July 29, 2026 and the stated maturity date from September 4, 2024 to July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments continuing to expire on September 4, 2023 and the related obligations maturing on September 4, 2024), (3) adjust the applicable margin with respect to the loans extended by the lenders of the extended $475.0 million commitments and (4) replace the LIBOR benchmark provisions with SOFR benchmark provisions, including applicable credit adjustment spread. In connection with the facility increase contemplated by the Fifth Amendment, Regions Bank joined the Amended Credit Agreement as an additional multicurrency lender.

The foregoing descriptions of the Fifth Amendment does not purport to be complete and is qualified in their entirety by reference to the full text of the Fifth Amendment, which is filed as an exhibit hereto and incorporated by reference herein.

Subsequent to quarter end we and Pantheon Ventures (UK) LLP, have agreed to increase our capital commitments to PSLF from $234.8 million to $310.8 million. PNNT's portion of this capital commitment increase is $45.9 million.

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

During the three and nine months ended June 30, 2022, we declared distributions of $0.145 and $0.405 per share, for total distributions of $9.4 million and $26.8 million, respectively. For the same periods in the prior year, we declared distributions of $0.12 and $0.36 per share, for total distributions of $8.0 million and $24.1 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

In June 2022, the FASB issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

Stock Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common stock. During the three and nine months ended June 30, 2022, we repurchased 717,709 and 1,631,163, respectively, shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $4.9 million and $12.0 million, respectively. During the three and nine months ended June 30, 2021, we did not make any repurchases of shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, our debt portfolio consisted of 96% variable-rate investments and 4% fixed rate investments. The variable-rate loans are usually based on a LIBOR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(3,844)	$(0.06)
Up 1%	5,449	0.08
Up 2%	10,677	0.16
Up 3%	15,906	0.24
Up 4%	$21,134	$0.32

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were sold in the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 through March 31, 2022	913,454	$7.72	913,454	$17,944
April 1, 2022 through June 30, 2022	717,709	$6.91	1,631,163	$12,986
Total investments	1,631,163	$7.37

—————————

(1)

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25.0 million of our outstanding commons stock. Unless extended by our board of directors, the program will expire on the earlier off March 31, 2023 and the repurchase of $25.0 million of common stock.

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

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

10.1*	Amended and Restated Administration Agreement between the Registrant and PennantPark Investment Administration LLC , Dated July 1, 2022

10.2*

Fifth Amendment ("Fifth Amendment") to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of July 29, 2022, among the Registrant, the lenders party thereto and Truist Bank, as administrative agent for the lenders ("Credit Agreement")

10.3*	Form of Credit Agreement (Exhibit A to Fifth Amendment)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: August 3, 2022	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)