Form 10-K
period 2022-09-30
PENNANTPARK INVESTMENT CORP
filed 2022-11-17
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue Miami, Florida.	33319
(Address of principal executive offices)	(Zip Code)

(786) 297-9500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2022 based on the closing price on that date of $7.78 on The New York Stock Exchange was approximately $514.5 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 65,224,500 shares of the Registrant’s common stock outstanding as of November 17, 2022.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

PART I

In this annual report on Form 10-K, or the Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiary, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers to PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “2024 Notes” refers to our 5.50% Notes due 2024; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or future financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this Report.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

•
our ability to remain in compliance with the financial and operational covenants of our Truist Credit Facility;

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

•
the use of leverage to fund our investments, including the indebtedness resulting from our Truist Credit Facility, 2026 Notes, 2026 Notes-2, and SBA debentures, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets, including changes caused by the ongoing invasion of Ukraine by Russia and the United Kingdom’s withdrawal from the European Union, that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•
the novel coronavirus ("COVID-19") pandemic and its effect on our results of operations and the operations of our portfolio companies;

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

SBIC II, our wholly-owned subsidiary, was organized in Delaware as a limited partnership in July 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act in 2013. SBIC II’s objectives are to generate both current income and capital appreciation through debt and equity investments generally by investing in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment.

Funding I, a wholly-owned subsidiary and a special purpose entity of the Company prior to July 31, 2020, was organized in Delaware as a limited liability company in February 2019. We formed Funding I in order to establish the BNP Credit Facility. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to us so long as the Investment Adviser remains the servicer. This arrangement did not increase our consolidated management fee. The BNP Credit Facility allowed Funding I to borrow up to $250 million at LIBOR (or an alternative risk-free floating interest rate index) plus 260 basis points during the reinvestment period. The BNP Credit Facility was secured by all of the assets held by Funding I. Funding I is no longer a subsidiary of PennantPark Investment as a result of the joint venture described below.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in middle-market companies across changing economic and market cycles. We believe this experience and history have resulted in a reputation as a respected partner to financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds

$17.1 billion in 628 companies with more than 200 different financial sponsors through its managed funds, which includes investments by the Company totaling $7.3 billion in 324 companies.

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

Competitive Advantages

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

a)
Experienced Management Team

The senior investment professionals of our Investment Adviser have worked together for many years and average over 25 years of experience in senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. These senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in middle-market companies across changing economic and market cycles. We believe this extensive experience and history have resulted in a strong reputation across the capital markets.

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

Leverage

As of September 30, 2022, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of September 30, 2022 and 2021, we had $385.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.3% and 2.4%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2022 and 2021. As of September 30, 2022 and 2021, we had $114.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2022, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2022 and 2021, SBIC II had $20.0 million and $63.5 million in debt commitments, respectively, all of which was drawn, with a weighted average interest rate of 2.9% and 3.3%, respectively, exclusive of 3.4% of upfront fees. As of September 30, 2022 and 2021, our SBA debentures mature between March 2026 to March 2028. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures are secured by all the investment portfolio assets of SBIC II and have a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2022 and 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year, commencing January 15, 2020. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes.

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

Our Corporate Information

Our administrative and principal executive offices are located at 1691 Michigan Avenue, Miami, Florida . Our common stock is quoted on The New York Stock Exchange under the symbol “PNNT”. Our phone number is (786) 297-9500, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet website at www.sec.gov that contains material that we file with the SEC on the Electronic Data Gathering, Analysis and Retrieval, or EDGAR, Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding cash and cash equivalents) as of September 30:

Portfolio Company	2022 (1)	Portfolio Company	2021 (1)
RAM Energy Holdings LLC	7%	PT Network, LLC	12%
AKW Holdings Limited	4	RAM Energy Holdings LLC	7
Cartessa Aesthetics, LLC	4	Cascade Environmental LLC	6
Cano Health, LLC	4	Cano Health, LLC	5
Pragmatic Institute, LLC	3	JF Acquisition	4
Sigma Defense Systems, LLC	3	AKW Holdings Limited	4
Flock Financial, LLC	3	Lilly Lashes	3
Cascade Environmental LLC	3	Halo Buyer, Inc.	3
Halo Buyer, Inc.	3	Walker Edison Furniture Company LLC	3
Kinetic Purchaser, LLC	3	Research Horizons, LLC	2

Industry	2022 (1)	Industry	2021 (1)
Business Services	18%	Healthcare, Education and Childcare	23%
Healthcare, Education and Childcare	12	Business Services	9
Consumer Products	8	Consumer Products	9
Energy and Utilities	7	Energy and Utilities	7
Distribution	5	Media	7
Financial Services	5	Distribution	7
Telecommunications	5	Environmental Services	6
Home and Office Furnishings	4	Hotels, Motels, Inns and Gaming	4
Media	4	Education	3
Auto Sector	3	Building Materials	3

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser earned base management fees of $19.8 million, $17.3 million and $18.6 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. Additionally, beginning April 1, 2020 and through March 31, 2021, the Investment Adviser had voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the years ended September 30, 2022, 2021 and 2020, the Investment Adviser earned $2.7 million, $0.6 million, and $2.7 million (after a waiver of $1.9 million), respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2022, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2022, 2021 and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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
= 17.5% x 5%
= 0.875%

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 1691 Michigan Ave, Miami, Florida 33139.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser in February 2022. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2023. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2022, 2021 and 2020, we reimbursed the Investment Adviser approximately $0.9 million, $1.2 million and $1.4 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

On July 1, 2022, the Administration Agreement with the Administrator was amended to clarify that the Administrator may be reimbursed by the Company for certain (i) tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company; and (ii) transactional legal advice and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator or its affiliates on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence.

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022., and amended in July 2022 as described above. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2023. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2022 and 2021 PSLF had total assets of $781.3 million and $417.4 million, respectively, consisting of debt investments in 80 and 47 portfolio companies, respectively. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. As of September 30, 2021 at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2022 and 2021 we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of the same dates, our investment in PSLF consisted of subordinated notes of $88.0 million and $64.2 million, respectively, and equity interests of $51.1 million and $41.2 million, respectively.

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

Introduction

As an investment adviser registered under the Advisers Act, our Investment Adviser have a fiduciary duty to act solely in the best interests of their clients. As part of this duty, our Investment Adviser recognize that they must vote client securities in a timely manner free of conflicts of interest and in the best interests of their clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our Investment Adviser vote proxies relating to our portfolio securities in what they perceive to be the best interests of our stockholders. Our Investment Adviser review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Investment Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, our Investment Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

Our Investment Adviser proxy voting decisions are made by the senior investment professionals who are responsible for monitoring each of its clients’ investments. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser requires that: (1) anyone involved in the decision making process disclose to its Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us at (786) 297-9500 or by making a written request for proxy voting information to: Richard Allorto, Chief Financial Officer and Treasurer, 1691 Michigan Avenue, Miami, Florida 33139.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov, filed as an exhibit to our annual report on Form 10-K (File No. 814-00736), filed on November 16, 2022.

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

We may invest in partnerships which may result in our being subject to additional state, local or foreign income, franchise or other tax liabilities. In addition, some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through the Taxable Subsidiary, which is classified as a corporation for U.S. federal income tax purposes. The Taxable Subsidiary generally will be subject to corporate income taxes on its earnings, which ultimately will reduce our return on such income and fees.

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

Eligible Small and Smaller Businesses

Under present current SBA regulations, eligible “small business” generally include businesses that (together with their affiliates) have tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, SBIC II must invest at least 25% of its investment capitals in “smaller” concerns enterprises”. A “smaller concern enterprise” generally includes a business (together with its affiliates) that has tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates or as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business at the time of the follow-on investment, up and until the time a business offers its securities in a public market through the company’s initial public offering, if any.

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

Item 1A. Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, the trading price of our common stock, our 2026 Notes, our 2026 Notes-2 or any securities we may issue, may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under our Truist Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under our Truist Credit Facility and SBA debentures.

In addition to the asset coverage ratio requirements, our Truist Credit Facility contains various covenants which, if not complied with, could accelerate repayment under the Truist Credit Facility. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under our Truist Credit Facility are collateralized by the assets in our investment portfolio, excluding those portfolio investments held by SBIC II. The agreements governing the Truist Credit Facility require us to comply with certain financial and operational covenants. These covenants include:

•
A requirement to retain our status as a RIC;
•
A requirement to maintain a minimum amount of stockholders’ equity; and
•
A requirement that our outstanding borrowings under the Truist Credit Facility not exceed a certain percentage of the value of our portfolio.

In addition to the Truist Credit Facility, SBIC II has issued SBA debentures that require us and SBIC II to generate sufficient cash flow to make required interest payments. Further, SBIC II must maintain a minimum capitalization that, if impaired, could materially and adversely affect our liquidity, financial condition and results of operations by accelerating repayment under the SBA debentures. Our borrowings under the SBA debentures are secured by the assets of SBIC II.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. A material decrease in our NAV in connection with additional borrowings could result in an inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. This could have a material adverse effect on our operations, as it would reduce availability under the Truist Credit Facility and could trigger mandatory prepayment obligations under the terms of the Truist Credit Facility.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with higher interest rates, which may have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates or are subject to interest rate floors and also could increase our interest expense on our Truist Credit Facility, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, continued rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as any increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The discontinuation and pending replacement of LIBOR may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published on a representative basis, and it is anticipated that after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published on a representative basis. Although some settings of U.S. dollar LIBOR continue to be published, there is no assurance that LIBOR will continue to exist as a representative rate until June 30, 2023, or at any time thereafter. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR, the replacement of LIBOR with any alternative reference rate, such as SOFR (or an alternative reference rate based on SOFR) or any other changes or reforms to LIBOR could have an adverse impact on the market value of and/or transferability of any floating-rate debt securities in our portfolio or issued by us. In addition, certain statutory regimes which cause a legislative transaction away from LIBOR to an alternative reference rate may apply, e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act to certain floating-rate debt securities in our portfolio or issued by us and could have a material and adverse impact on the value or liquidity of those instruments.

The IRS has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

Our business depends on the communications and information systems, including financial and accounting systems, of the Investment Adviser, the Administrator and our external service providers. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may not replicate the historical performance of other investment companies and funds with which our senior and other investment professionals have been or are affiliated.

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

We have operated and continue to operate so as to maintain our election to be treated as a RIC under Subchapter M of the Code. If we meet the 90% Income Test, the Diversification Tests, and the Annual Distribution Requirement, we generally will not be subject to corporate-level income taxation on income we timely distribute, or are deemed to distribute, as dividends for U.S. federal income tax purposes to our stockholders. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting our Annual Distribution Requirement to our stockholders because, in certain cases, we may recognize income before or without receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders. Even if we qualify as a RIC, we generally will be subject to a 4% nondeductible excise tax if we do not distribute to our stockholders in respect of each calendar year an amount at least equal to the Excise Tax Avoidance Requirement.

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

A BDC has historically been able to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in Section 61(a)(2) of the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Consolidated Appropriations Act of 2018 (which includes the SBCAA) was enacted which amended the 1940 Act to decrease this percentage from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity) for a BDC that has received either stockholder approval or approval of a “required majority” (as defined in Section 57(o) of the 1940 Act) of its board of directors of the application of such lower asset coverage ratio to the BDC. On February 5, 2019, our stockholders approved such reduction, as approved by our board of directors on November 13, 2018. As such, we are able to incur additional indebtedness so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us. Under the 200% minimum asset coverage ratio, we were permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity and, under the 150% minimum asset coverage ratio, we are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a)(2) of the 1940 Act permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1-to-1 to a maximum of 2-to-1. In addition, since our base management fee is determined and payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expense may increase if we incur additional leverage. Effective February 5, 2019, base management fees were reduced from 1.50% to 1.00% on gross assets that exceed 200% of our total net assets as of the immediately preceding quarter-end.

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

Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.

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

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level income taxes, we will be required to distribute substantially all of our consolidated investment company taxable income and capital gains net income, including income from SBIC II, each taxable year as dividends to our stockholders. As noted above, we depend in part on SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC II may be limited by SBA regulations governing SBICs from making certain distributions to us if it does not have sufficient capital in accordance with SBA regulations, that which may be necessary to maintain our tax status as a RIC. We may have to request a waiver of the SBA’s restrictions limitations for SBIC II to make certain distributions to maintain our tax status. We cannot assure you that the SBA will grant such waiver and, if SBIC II is unable to obtain a waiver, compliance with the SBA regulations may result in not being able to meet the distribution requirements to maintain our RIC tax treatment corporate level income tax on us.

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

Our current debt is governed by the terms of our Facilities, 2026 Notes, 2026 Notes-2 and SBA debentures and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

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

We have indebtedness outstanding pursuant to our Truist Credit Facility, 2026 Notes, 2026 Notes-2 and SBA debentures and expect in the future to borrow additional amounts under our Truist Credit Facility or other debt securities, subject to market availability, and, may increase the size of our Truist Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Truist Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Additionally, the SBA, as a lender and an administrative agent, has a superior claim over the assets of SBIC II in relation to our other creditors. Any future debt issuance will increase our leverage and may be subordinate to our Truist Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As noted above, on November 13, 2018 and February 5, 2019, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduction of our asset coverage ratio. As a result, since February 5, 2019, the asset coverage requirement applicable to us for senior securities was reduced from 200% to 150%, so long as we comply with the applicable disclosure requirements, which may increase the risk of investing in us.

As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 186% and 221%, respectively. Since our leverage, including SBA debentures outstanding, was 119% and 92% of our net assets as of September 30, 2022 and 2021, respectively, we would have to receive an annual return of at least 2.6% and 1.7%, respectively, to cover annual interest payments.

As of September 30, 2022, we had outstanding borrowings of $385.9 million under our Truist Credit Facility, $20.0 million outstanding under the SBA debentures, $150.0 million of 2026 Notes and $165.0 million of 2026 Notes-2. Our consolidated debt outstanding was $720.9 million and had a weighted average annual interest rate at the time of 4.8%, exclusive of the fee on undrawn commitment on our Truist Credit Facility and upfront fees on the SBA debentures. This example is for illustrative purposes only, and actual interest rates on our Truist Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2022 of 53% of total assets (including such borrowed funds), at the current interest rate at the time of 4.8%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding return to common stockholders (2)	(28.3)%	(17.0)%	(5.8)%	5.5%	16.7%

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

As a result of the issuance of our SBA debentures, borrowings under our Truist Credit Facility, and issuance of our 2026 Notes and 2026 Notes-2, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other distributions or other payments to our common stockholders. If we issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any cash that we use to service our indebtedness would not be available for the payment of distributions to our common stockholders.

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

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us, our 2026 Notes or our 2026 Notes-2, if any, or change in the debt markets could cause the liquidity or market value of our 2026 Notes or our 2026 Notes-2 to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our 2026 Notes or our 2026 Notes-2. Our credit ratings may not reflect the potential impact of risks relating to the structure or marketing of our 2026 Notes or our 2026 Notes-2. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our 2026 Notes or our 2026 Notes-2 of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by any of the rating agencies if in their respective judgments future circumstances relating to the basis of the credit rating, such as adverse changes in our Company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business.

Our Truist Credit Facility matures in September 2024, our 2026 Notes mature in November 2026 and our 2026 Notes-2 mature in May 2026. Additionally, our SBA debentures mature between March 2026 and March 2028. We utilize proceeds from the Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and certain of our SBA debentures. This means that we will have to extend the maturity of our Truist Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers. We, along with our Investment Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. However, as a result of our irrevocable election to apply the fair value option to our Truist Credit Facility, future decreases of fair value of our debt is expected to have a corresponding increase to our NAV. Similarly, future increases in the fair value of our debt may have a corresponding decrease to our NAV. Any future indebtedness that we elect the fair value option for may have similar effects on our NAV as our Truist Credit Facility. This is expected to mitigate volatility in our earnings and NAV. As a result, results for any period should not be relied upon as being indicative of future performance.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations or any repeal or revision thereto will have on our business, financial condition and results of operations.

The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has impacted the BDC space. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

RISKS RELATING TO THE ILLIQUID NATURE OF OUR PORTFOLIO ASSETS

We invest in illiquid assets, and our valuation procedures with respect to such assets may result in recording values that are materially different than the values we ultimately receive upon disposition of such assets.

All of our investments are recorded using broker or dealer quotes, if available, or at fair value as determined in good faith by our board of directors. We expect that most, if not all, of our investments (other than cash and cash equivalents) and the fair value of the Truist Credit Facility will be classified as Level 3 under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. This means that the portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability. We expect that inputs into the determination of fair values of our portfolio investments and borrowings under our Truist Credit Facility will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by such a disclaimer materially reduces the reliability of such information. As a result, there will be uncertainty as to the value of our portfolio investments.

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

We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to provide liquidity to meet our debt maturities. Our borrowings under our Truist Credit Facility are collateralized by the assets in our investment portfolio (excluding assets held by SBIC II). A general disruption in the credit markets could result in diminished demand for our securities. In addition, with respect to over-the-counter traded securities, the continued viability of any over-the-counter secondary market depends on the continued willingness of dealers and other participants to purchase the securities.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw down our Truist Credit Facility. These situations may arise due to circumstances that we may be unable to control, such as a general disruption in the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or recession or an operational problem that affects our counterparties or us, and could materially damage our business.

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

Because we generally do not hold controlling equity interests in our portfolio companies, we are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Because we generally do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the market value of our investments.

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

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and economic and political developments. We may employ hedging techniques such as using our Truist Credit Facility’ multicurrency capability to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s Investors.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $5.46 and $6.49 on September 30, 2022 and 2021, respectively. Our NAV per share was $8.98 and $9.85, respectively, as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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
•
loss of a major funding source.

Since our initial listing on The Nasdaq Global Select Market to our voluntarily withdraw of the principal listing of common shares from the Nasdaq Stock Market LLC effective at market close on April 13, 2022 and subsequent listing and trading of the Company's common stock on the New York Stock Exchange, which commenced April 14, 2022, our shares of common stock have traded at a wide range of prices. We can offer no assurance that our shares of common stock will not display similar volatility in future periods.

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations under our Truist Credit Facility or any future credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment selection criteria or that any investment we complete using the proceeds from an offering will produce a sufficient return.

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

RISKS RELATING TO AN INVESTMENT IN OUR DEBT SECURITIES

The 2026 Notes and the 2026 Notes-2 are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2026 Notes and the 2026-2 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes and the 2026-2 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes and the 2026-2 Notes. As of September 30, 2022, we had $385.9 million in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. The indebtedness under the Truist Credit Facility is therefore effectively senior in right of payment to our 2026 Notes and our 2026-2 Notes to the extent of the value of such assets.

The 2026 Notes and the 2026-2 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2026 Notes and the 2026-2 Notes are obligations exclusively of PennantPark Investment Corporation and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the 2026 Notes or the 2026-2 Notes and the 2026 Notes and the 2026-2 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through SBIC II. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of our 2026 Notes and our 2026-2 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2026 Notes and the 2026 Notes-2) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2026 Notes and the 2026 Notes-2 are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of September 30, 2022 and 2021, our SBIC Fund had $20.0 million and $63.5 million in debt commitments, respectively. All of such indebtedness is structurally senior to the 2026 Notes and the 2026 Notes-2. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2026 Notes and the 2026 Notes-2.

The indenture under which each of the 2026 Notes and the 2026-2 Notes were issued contains limited protection for their respective holders.

The indenture under which each of the 2026 Notes and the 2026 Notes-2 were issued offers limited protection to holders. The terms of the indenture and each of the 2026 Notes and the 2026 Notes-2 do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on each holder’s investment in the 2026 Notes and the 2026 Notes-2. In particular, the terms of the indenture and each of the 2026 Notes and the 2026 Notes-2 will not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to each of the 2026 Notes and the 2026 Notes-2, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to each of the 2026 Notes and the 2026 Notes-2 to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to each of the 2026 Notes and the 2026 Notes-2 and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to each of the 2026 Notes and the 2026 Notes-2 with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2026 Notes and the 2026 Notes-2;
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

Furthermore, the terms of the indenture and each of the 2026 Notes and the 2026 Notes-2 do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2026 Notes and the 2026 Notes-2 may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2026 Notes and the 2026 Notes-2 or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and each of the 2026 Notes and the 2026 Notes-2. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and each of the 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2026 Notes and the 2026 Notes-2, if any.

The optional redemption provision may materially adversely affect your return on the 2026 Notes and the 2026 Notes-2.

The 2026 Notes and the 2026 Notes-2 may be redeemable in whole or in part upon certain conditions at any time, or from time to time, at our option on or after October 15, 2026 or February 1, 2026, respectively. We may choose to redeem the 2026 Notes or the 2026 Notes-2 at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the 2026 Notes or the 2026 Notes-2 being redeemed.

There is no active trading market for the Notes. If an active trading market does not develop for the Notes, you may not be able to sell them.

The Notes are a new issue of debt securities for which currently there is no trading market. We do not intend to list the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, including the impact of COVID-19, our financial condition, performance and prospects and other factors. The underwriters have advised us that they intend to make a market in the Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2026 Notes or the 2026 Notes-2.

Any default under the agreements governing our indebtedness, including a default under our Truist Credit Facility or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2026 Notes or the 2026 Notes-2 and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Truist Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to our Truist Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our Truist Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under our Truist Credit Facility, could proceed against the collateral securing the debt. Because our Truist Credit Facility have, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the 2026 Notes or the 2026 Notes-2 to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act (commonly known as “FATCA”) provisions of the Code. This U.S. withholding tax may apply to certain payments of interest on the 2026 Notes or the 2026 Notes-2 as well as scheduled payments of principal, early redemption, or sale of the 2026 Notes or the 2026 Notes-2, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any notes are held, the holder could be subject to this 30% U.S. withholding tax in respect of any interest paid on the notes as well as any proceeds from the sale or other disposition of the notes. Proposed Treasury Regulations, if finalized in their present form, would eliminate the application of this 30% U.S. withholding tax in respect of payments of certain gross proceeds. Pursuant to these proposed Treasury Regulations, we and any other applicable withholding agent may (but are not required to) rely on this proposed change to FATCA withholding until final regulations are issued or until such proposed Treasury Regulations are rescinded. Holders of the 2026 Notes and the 2026 Notes-2 should consult their own tax advisors regarding FATCA and how it may affect their investment in the notes.

GENERAL RISK FACTORS

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company's portfolio and the value of an investment in the Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of an investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

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

United Kingdom’s Withdrawal from the European Union.

The U.K. ceased to be a member of the EU with effect from January 31, 2020 (such departure from the EU, “Brexit”). On December 24, 2020, a trade agreement was concluded between the EU and the U. K. (the “TCA”), which formally took effect on May 1, 2021, and now governs the relationship between the U.K. and EU.

Although the TCA covers many issues, it is silent on items such as financial services equivalence. As such, there remains uncertainty as to the scope, nature and terms of the relationship between the U.K. and the EU and the effect and implications of the TCA.

The actual and potential consequences of Brexit, and the associated uncertainty, have adversely affected, and for the foreseeable future may adversely affect, economic and market conditions in the U.K., in the EU and its member states and elsewhere, and may also contribute to uncertainty and instability in global financial markets, which could adversely affect our business, financial results and results of operations and those of our portfolio companies. There may be detrimental implications for the value of the Company’s investments. This may be due to, among other things: (i) increased uncertainty and volatility in U.K., EU and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the U.K., the EU or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which the Company or certain of the Company’s assets and/or service providers are or become subject.

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

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our NAV, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our NAV per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio requirements for a BDC, as defined under the 1940 Act, exclusive of the SBA debentures pursuant to our SEC exemptive relief. Declining portfolio values negatively impact our ability to borrow additional funds under our Truist Credit Facility because our NAV is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments and could materially damage our business, financial condition and results of operations.

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

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock, our 2026 Notes or our 2026-2 Notes fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 30, 2022, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 4, 2007, we closed our initial public offering. On April 14, 2022, listing and trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2022 and 2021.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2022
Fourth quarter	$8.98	$6.67	$5.46	(26)%	(39)%	$0.15
Third quarter	$9.65	$7.98	$6.00	(17)%	(38)%	$0.15
Second quarter	$10.05	$7.85	$6.66	(22)%	(34)%	$0.14
First quarter	$10.11	$7.18	$6.49	(29)%	(36)%	$0.12
Year Ended September 30, 2021
Fourth quarter	$9.85	$6.88	$6.28	(30)%	(36)%	$0.12
Third quarter	$9.59	$7.37	$5.74	(23)%	(40)%	$0.12
Second quarter	$9.24	$6.21	$4.49	(33)%	(51)%	$0.12
First quarter	$8.78	$4.62	$2.85	(47)%	(68)%	$0.12

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. During the periods covered in the above table, our shares have traded below our NAV. Our shares closed on the New York Stock Exchange at $5.46 and on the Nasdaq Global Select Market at $6.49 as of September 30, 2022 and 2021, respectively. Our NAV per share was $8.98 and $9.85 as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2022, we had seven stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2022.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Approximate Dollar Value of Shares that May yet be Repurchased Under the Plans or Programs (in thousands)
January 1, 2022 through March 31, 2022	$913,454	$7.72	913,454	$17,944
April 1, 2022 through June 20, 2022	$717,709	$6.91	1,631,163	$12,986
July 1, 2022 through September 30, 2022	$189,442	$6.52	1,820,605	$11,751
Total investments	$1,820,605	$7.28

—————————

(1)
On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25.0 million of our outstanding commons stock. Unless extended by our board of directors, the program will expire on the earlier off March 31, 2023 and the repurchase of $25.0 million of common stock.

DISTRIBUTIONS

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net taxable investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders.

In January 2023, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2022 and 2021 from ordinary income (including short-term gains), if any, totaled $36.6 million and $32.2 million, or $0.56 and $0.48 per share, respectively, based on the weighted average shares outstanding for the respective years.

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
Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2017, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PNNT
S&P 500
Russell 2000
$220
$190
$160
$130
$100
$70
$40
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses

The following table is being provided to update, as of September 30, 2022, certain information in our registration statement on Form N-2 (File No. 333-263564), most recently declared effective by the SEC on April 28, 2022. The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(4)
Management fees	3.04	(5)
Incentive fees	0.41	(6)
Interest on borrowed funds	5.19	(7)
Acquired fund fees and expenses	2.45	(8)
Other expenses	0.72	(9)
Total estimated annual expenses	11.81%	(10)

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
(4)
Net assets attributable to common shares equals average net assets as of September 30, 2022.
(5)
The contractual management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter-end and 1.00% for amounts that exceed such amount on September 30, 2022. See “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(6)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2022. Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2022. For more detailed information about the incentive fee, please see “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(7)
As of September 30, 2022, we had $114.1 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $385.9 million in borrowings outstanding under our $500.0 million Truist Credit Facility, $150.0 million in aggregate principal of 2026 Notes and $165.0 million in aggregate principal of 2026-2 Notes. As of September 30, 2022, our SBIC Fund had debenture commitments from the SBA in the amount of $20.0 million, all of which were outstanding with a weighted average interest rate of 2.9%, exclusive of the 3.4% of upfront fees. We may use proceeds of any offering of securities under any applicable registration statement to repay outstanding obligations under our Truist Credit Facility. After completing any such offering, we may continue to borrow under our Truist Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended September 30, 2022 and amendment costs and make-whole premiums, if any, and we caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(8)
Our stockholders indirectly bear 60.5% of the expenses of our investment in PSLF. No management fee is charged by PennantPark Investment Advisers in connection with PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSLF fees and operating expenses are based on our share of the actual fees and operating expenses of PSLF for the fiscal year ended September 30, 2022. Expenses for PSLF may fluctuate over time and may be substantially higher or lower in the future.

Our stockholders indirectly bear 23.1% of the expenses of our investment in PTSF II. A management fee equal to 0.30% per annum of the gross assets of PTSF II and its subsidiaries is charged by PennantPark Investment Advisers in connection with PTSF II (which is waived by PennantPark Investment Advisers). When applicable, fees and operating expenses estimates would be based on historic fees and operating expenses for acquired funds. For PTSF II, which has a limited operating history, fees and operating expenses are estimates based on expected fees and operating expenses of PTSF II for the applicable fiscal quarter, annualized for a full year. Expenses for PTSF may fluctuate over time and may be substantially higher or lower in the future.
(9)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes, expenses of our dividend reinvestment plan and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement.
(10)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 5.6% of average total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 3.00% sales load (underwriting discounts and commissions) and offering expenses totaling 0.51%, (2) total net annual expenses of 11.40% of average net assets attributable to common shares as set forth in the table above (other than performance-based incentive fees) and (3) a 5% annual return.

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$142	$335	$504	$840
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$149	$353	$529	$867

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

Not applicable

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to us and our consolidated subsidiaries regarding future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Report involve risks and uncertainties, including statements as to:

•
our future operating results;
•
our business prospects and the prospects of our prospective portfolio companies, including as a result of the pandemic caused by COVID-19 or any future worsening there of;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic or any future worsening there of;
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
•
increasing levels of inflation, and its impact on us and our portfolio companies;
•
the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the impact of future legislation and regulation on our business and our portfolio companies; and
•
the impact of the ongoing invasion of Ukraine by Russia, United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) and other world economic and political issues.

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

Expenses

Our primary operating expenses include interest expense on the outstanding debt and unused commitment fees on undrawn amounts, under our various debt facilities, the payment of a management fee and the payment of an incentive fee to our Investment Adviser, if any, our allocable portion of overhead under our Administration Agreement and other operating costs as detailed below. Our management fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. We bear all other direct or indirect costs and expenses of our operations and transactions, including:


the cost of calculating our net asset value, including the cost of any third-party valuation services;

the cost of effecting sales and repurchases of shares of our common stock and other securities;

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence and reviews of prospective investments or complementary businesses;

expenses incurred by the Investment Adviser in performing due diligence and reviews of investments;

transfer agent and custodial fees;

fees and expenses associated with marketing efforts;

federal and state registration fees and any exchange listing fees;

federal, state, local and foreign taxes;

independent directors’ fees and expenses;

brokerage commissions;

fidelity bond, directors and officers, errors and omissions liability insurance and other insurance premiums;

direct costs such as printing, mailing, long distance telephone and staff;

fees and expenses associated with independent audits and outside legal costs;

costs associated with our reporting and compliance obligations under the 1940 Act, the 1958 Act and applicable federal and state securities laws; and

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2022, our portfolio totaled $1,226.3 million and consisted of $631.0 million of first lien secured debt, $129.9 million of second lien secured debt, $141.3 million of subordinated debt (including $88.0 million in PSLF) and $324.1 million of preferred and common equity (including $51.1 million in PSLF). Our interest bearing debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of September 30, 2022, we had one portfolio company on non-accrual, representing 1% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $71.0 million as of September 30, 2022. Our overall portfolio consisted of 123 companies with an average investment size of $10.1 million, had a weighted average yield on interest bearing debt investments of 10.8 % and was invested 51 % in first lien secured debt, 11 % in second lien secured debt, 12% in subordinated debt (including 7 % in PSLF) and 26 % in preferred and common equity (including 4 % in PSLF).

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

For the year ended September 30, 2022, we invested $933.8 million of investments in 40 new and 122 existing portfolio companies with a weighted average yield on debt investments of 8.4%. Sales and repayments of investments for the same period totaled $911.6 million.

For the year ended September 30, 2021, we invested $441.4 million of investments in 30 new and 49 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the same period totaled $434.5 million.

PennantPark Senior Loan Fund, LLC

As of September 30, 2022, PSLF’s portfolio totaled $730.1 million, consisted of 80 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 9.4%. As of September 30, 2022, all of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2022, PSLF invested $431.2 million (of which $387.4 million was purchased from the Company) in 39 new and 28 existing portfolio companies with a weighted average yield on debt investments of 7.8%. PSLF’s sales and repayments of investments for the same period totaled $100.5 million.

As of September 30, 2021, PSLF’s portfolio totaled $405.2 million, consisted of 47 companies with an average investment size of $8.6 million and had a weighted average yield on debt investments of 7.1%. As of September 30, 2021, all of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2021, PSLF invested $149.4 million (of which $123.4 million was purchased from the Company) in 18 new and nine existing portfolio companies with a weighted average yield on debt investments of 7.3%. PSLF’s sales and repayments of investments totaled $104.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Truist Credit Facility, 2026 Notes and 2026-2 Notes and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the board of directors to periodically assess material valuation risks and take steps to manage those risks. The rule also permit boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. We came into compliance with Rule 2a-5 under the 1940 Act before the compliance date. While our board of directors has not elected to designate the Investment Adviser as the valuation designee at this time, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, 2026-2 Notes and our Truist Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $5.1 million, zero, and zero relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2022, 2021 and 2020, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility and, prior to their redemptions, the 2019 Notes and 2024 Notes are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, 2026 Notes, 2026 Notes-2 Notes, and SBA debentures.

For the years ended September 30, 2022, 2021, and 2020 the Truist Credit Facility had a net change in unrealized depreciation (appreciation) of $7.5 million, $(17.8) million and $12.3 million, respectively. As of September 30, 2022 and 2021, the net unrealized depreciation on our Truist Credit Facility totaled $9.2 million and $1.7 million. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments, and our Truist Credit Facility, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible U.S. federal excise tax imposed on RICs, we must distribute dividends for federal income tax purposes to our stockholders in respect of each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (subject to certain deferrals and elections) for the calendar year, (2) 98.2% of the excess, if any, of our capital gains over our capital losses, or capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year plus (3) the sum of any net ordinary income plus capital gain net income for preceding years that was realized but not distributed during such years and on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. In addition, although we may distribute realized net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually, out of the assets legally available for such distributions in the manner described above, we have retained and may continue to retain such net capital gains or investment company taxable income, contingent on maintaining our ability to be subject to tax as a RIC, in order to provide us with additional liquidity.

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

For the years ended September 30, 2022, 2021 and 2020, we recorded a provision for taxes on net investment income of $0.8 million, $0.6 million and $1.2 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2022 and 2021 the Company recognized a provision for taxes of $6.2 million and zero, respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2022 and 2021, the Company recognized a provision for taxes of $0.9 million and zero, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during the fiscal year and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the year ended September 30, 2022, the Company recognized a provision for taxes $7.1 million on net realized and unrealized gains on investments by the Taxable Subsidiary. For the year ended September 30, 2021, the Company recognized a provision for taxes of zero on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the year ended September 30, 2022, the Company paid $4.0 million in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the three months ended June 30, 2022 the $4.0 million is expected to be refunded and is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $0.8 million as of September 30, 2022 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2022 and 2021. For information regarding results of operations for the year ended September 30, 2020, see the Company's Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021.

Investment Income

Investment income for the year ended September 30, 2022 was $105.0 million and was attributable to $74.4 million from first lien secured debt, $17.0 million from second lien secured debt and $3.7 million from subordinated debt and $9.9 from preferred and common equity. The increase in investment income compared to the same periods in the prior year was primarily due to an increase in LIBOR and SOFR base rates and an increase in the size of our interest bearing portfolio.

Investment income for the year ended September 30, 2021 was $81.6 million and was attributable to $47 million from first lien secured debt, $20.2 million from second lien secured debt and $7.0 million from subordinated debt and $7.4 million from preferred and common equity.

Expenses

Net expenses for the year ended September 30, 2022 totaled $61.0 million. Base management fee for the same period totaled $19.8 million, incentive fee totaled $2.7 million, debt related interest and other financing expenses totaled $33.8 million (including one-time debt related costs of $5.1 million) and general and administrative expenses totaled $3.9 million. The increase in expenses over the prior year was primarily due to an increase in debt related interest and other financing expenses and an increase in incentive fees.

Net expenses for the year ended September 30, 2021 totaled $45.1 million. Base management fee for the same period totaled $17.3 million, incentive fee totaled $0.6 million, debt related interest and other financing expenses totaled $22.5 million and general and administrative expenses totaled $4.1 million.

Net Investment Income

For the years ended September 30, 2022 and 2021 net investment income totaled $43.9 million, or $0.66 per share, and $36.5 million, or $0.54 per share, respectively. The increase in net investment income per share compared to the prior year was primarily due to an increase in investment income.

Net Realized Gains or Losses

For the years ended September 30, 2022 and 2021 net realized gain (loss) totaled $34.8 million and $30.0 million, respectively. The change in realized gains/losses was primarily due to changes in market conditions of our investments and the values at which they were realized, primarily due to the realized appreciation of PT Network Intermediate Holdings, LLC, and the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements".

Unrealized Appreciation or Depreciation on Investments and Truist Credit Facility

For the years ended September 30, 2022 and 2021, we reported net unrealized appreciation (depreciation) on investments of $(110.0) million and $117.9 million, respectively. As of September 30, 2022 and 2021, our net unrealized appreciation (depreciation) on investments totaled $(75.7) million and $34.2 million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2022 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, primarily due to the realized appreciation of PT Network Intermediate Holdings, LLC, and the fluctuation in the market and in the economy, as discussed above under the “Forward-Looking Statements” section above.

For the years ended September 30, 2022 and 2021, we reported a net unrealized (appreciation) depreciation in our Truist Credit Facility of $7.5 million and $(17.8) million, respectively. As of September 30, 2022 and 2021, our net unrealized depreciation on our Truist Credit Facility totaled $9.2 million and $1.7 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2022 compared to the prior year was primarily due to changes in the capital markets, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $(24.7) million, or $(0.37) per share, and $166.6 million, or $2.49 per share, for the years ended September 30, 2022 and 2021, respectively. The decrease in net assets from operations for the year ended September 30, 2022 compared to the prior year was primarily due to depreciation of the portfolio primarily driven by changes in market conditions, as discussed above under “Forward-Looking Statements”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “Forward-Looking Statements” section above.

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

As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 186% and 221%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2022 and 2021, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, amortized upfront fees on SBA debentures and debt retirement and issuance costs, was 4.8% and 3.5%, respectively.

As of September 30, 2022, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2022 and 2021, we had $385.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 5.3% and 2.4%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2022 and 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of September 30, 2022 and 2021, we had $114.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2022, we were in compliance with the terms of the Truist Credit Facility.

On November 13, 2021, the 2024 Notes were redeemed at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Accordingly, as of September 30, 2022 and September 30, 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

As of September 30, 2022, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of September 30, 2022, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026,and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, 2026 Notes-2 and SBA debentures. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as our stock repurchase program.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022 and amended in July 2022, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common stock. During the year ended September 30, 2022, we repurchased 1,820,605 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $13.2 million. During the year ended September 30, 2021, we did not make any repurchases of shares of our common stock.

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $20.0 million and $63.5 million, as of September 30, 2022 and 2021. respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes.

As of both September 30, 2022 and 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the years ended September 30, 2022 and 2021, $43.5 million and $55.0 million in SBA debentures were repaid, respectively. As of September 30, 2022 and 2021, the unamortized fees on the SBA debentures were $0.3 million and $1.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	20,000,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9%	27,500,000
March 21, 2018	March 1, 2028	3.5	36,000,000
Weighted Average Rate / Total		3.3%	$63,500,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2022, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of September 30, 2022 and 2021, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2022 and 2021, we had cash and cash equivalents of $52.7 million and $20.4 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

Our operating activities used cash of $19.0 million for the year ended September 30, 2022, and our financing activities provided cash of $52.0 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the issuance of our 2026-2 Notes and net repayments under our Truist Credit Facility and the repayment of the SBA debentures.

Our operating activities provided cash of $7.9 million for the year ended September 30, 2021, and our financing activities used cash of $(13.4) million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily for net borrowings under our Truist Credit Facility and the repayment of the SBA debentures.

For more information regarding our borrowing arrangements, see “Business—Leverage” above.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014 and 2013. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2022, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2), (3)	Average Market Value Per Unit
Truist Credit Facility
Fiscal 2022	$385,920	$1,855	N/A
Fiscal 2021	316,545	2,208	N/A
Fiscal 2020	388,252	2,078	N/A
Fiscal 2019	301,636	2,066	N/A
Fiscal 2018	80,520	2,919	N/A
Fiscal 2017	79,393	2,998	N/A
Fiscal 2016	50,340	2,794	N/A
Fiscal 2015	136,864	2,586	N/A
Fiscal 2014	55,226	3,215	N/A
Fiscal 2013	145,500	4,205	N/A
BNP Credit Facility
Fiscal 2019	171,000	2,066	N/A
2019 Notes
Fiscal 2018	250,000	2,919	N/A
Fiscal 2017	250,000	2,998	N/A
Fiscal 2016	250,000	2,794	N/A
Fiscal 2015	250,000	2,586	N/A
Fiscal 2014	250,000	3,215	N/A
2024 Notes
Fiscal 2021	86,250	2,208	$25.14	(4)
Fiscal 2020	86,250	2,078	23.47	(4)
Fiscal 2019	75,000	2,066	24.87	(4)
2025 Notes
Fiscal 2016	71,250	2,794	24.68	(5)
Fiscal 2015	71,250	2,586	25.13	(5)
Fiscal 2014	71,250	3,215	24.51	(5)
Fiscal 2013	71,250	4,205	24.79	(5)
2026 Notes
Fiscal 2022	150,000	1,855	N/A
Fiscal 2021	150,000	2,208	N/A
2026-2 Notes
Fiscal 2022	165,000	1,855	N/A

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2022 and 2021 PSLF had total assets of $781.3 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 80 and 47 portfolio companies as of September 30, 2022 and 2021, respectively. As of the same dates, we and Pantheon had no remaining commitments to fund first lien secured debt and equity interests in PSLF. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. As of September 30, 2021 at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2022 and 2021 we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2022 and 2021 , our investment in PSLF consisted of subordinated notes of $88.0 million and $64.2 million, respectively, and equity interests of $51.1 million and $41.2 million, respectively.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee, or the Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the Member Designees’ Committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $225 million (reduced from $275.0 million on March 2, 2022) senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 255 basis points during the investment period, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC. of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to a wholly owned subsidiary of PSLF 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC.

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2022	September 30, 2021
Total investments	$730,108	$405,233
Weighted average cost yield on income producing investments	9.4%	7.1%
Number of portfolio companies in PSLF	80	47
Largest portfolio company investment at fair value	$19,906	$16,817
Total of five largest portfolio company investments at fair value	$98,502	$74,445

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	$4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,867	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,338
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	-	(1)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,498

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,073
Liabilities in Excess of Other Assets — (815.3)%							(688,612)
Members' Equity—100.0%							$84,462

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

(2)
Valued based on PSLF’s accounting policy.

Below is a listing of PSLF’s individual investments as of: September 30, 2021 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 595.6%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,988	$4,920	$4,913
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921	912	864
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625	14,481	14,479
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500	6,378	6,370
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569	6,518	6,504
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,347	3,313	3,313
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,444	7,336	7,295
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729	13,674	13,729
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985	5,873	5,865
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428	13,335	13,334
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,604	4,560	4,707
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,827	2,805	2,770
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,463	7,360	7,425
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955	5,819	5,895
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,071	11,934	12,010
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,588	14,499	14,442
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059	8,890	8,878
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868	7,803	7,829
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420	9,420	9,420
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,588	14,479	14,199
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,120	2,107	1,987
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,472	12,273	12,472
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,817	16,729	16,817
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,837	5,581	5,253
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000	7,852	7,920
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481	7,338	7,332
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386	13,272	13,252
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805	3,778	3,736
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,335	13,202	13,068
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,232	5,140	5,232
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950	9,775	9,851
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,695	14,602	14,508
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,246	3,217	3,206
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632	7,526	7,442
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232	5,181	5,232
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500	13,397	13,365
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,882	11,758	11,882
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,099	12,003	12,038
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967	4,891	4,966
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593	4,558	4,547
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,997	2,884	2,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593	5,537	5,425
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773	12,643	12,773
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,648	9,515	9,648
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950	9,853	9,950
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710	4,676	4,687
Vision Purchaser Corporation	06/10/25	Media	7.75%	3M L+675	14,249	14,056	14,035
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%	3M L+500	7,425	7,360	7,388

Total First Lien Secured Debt					409,602	405,009	405,232
Cash and Cash Equivalents—16.2%
BlackRock Federal FD Institutional 30						11,013	11,013
US Bank Cash						—	—
Total Cash and Cash Equivalents						11,013	11,013
Total Investments and Cash Equivalents—611.8%						$416,023	$416,246
Liabilities in Excess of Other Assets—(511.8)%							(348,213)
Members' Equity—100.0%							$68,032
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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2022	September 30, 2021
Assets
Investments at fair value (cost—$738,219 and $405,009, respectively)	$730,108	$405,233
Cash and cash equivalents (cost—$42,966 and $11,013, respectively)	42,966	11,013
Receivable for investments sold	3,870	—
Interest receivable	2,970	1,175
Prepaid expenses and other assets	1,373	—
Total assets	781,287	417,421
Liabilities
Credit facility payable	257,600	224,000
2034 Asset-backed debt, net (par—$246,000)	243,896	—
Notes payable to members	145,472	106,041
Payable for investments purchased	37,658	12,793
Interest payable on credit facility and asset backed debt	4,676	1,499
Distribution payable to Members	4,000	2,800
Interest payable on notes to members	2,703	1,644
Accrued expenses	820	612
Total liabilities	696,825	349,389
Commitments and contingencies (See Note 11)
Members' equity	84,462	68,032
Total liabilities and members' equity	$781,287	$417,421

* As of September 30, 2022 and 2021, PSLF had $0.1 million and zero unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	2022	2021
Investment income:
Interest	$37,905	$27,489
Other income	246	1,803
Total investment income	38,151	29,292
Expenses:
Interest expense on credit facility and asset-backed debt	11,023	6,284
Interest expense on notes to members	11,692	9,533
Administrative services expenses	1,171	1,172
General and administrative expenses	447	447
Total expenses	24,333	17,436
Net investment income	13,818	11,856
Realized and unrealized gain (loss) on investments:
Net realized gain on investments	376	545
Net change in unrealized appreciation (depreciation) on investments	(8,334)	4,880
Net realized and unrealized gain (loss) from investments	(7,958)	5,425
Net increase (decrease) in members' equity resulting from operations	$5,860	$17,281

* No management or incentive fees are payable by PSLF.

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

During the years ended September 30, 2022 and 2021, we declared distributions of $0.56 per share and $0.48 per share, respectively, for total distributions of $36.6 million and $32.2 million. We monitor available net income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, our debt portfolio consisted of 94% variable-rate investments and 6% fixed-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,923)	$(0.08)
Up 1%	5,350	0.08
Up 2%	10,486	0.16
Up 3%	15,622	0.24
Up 4%	$20,759	$0.32

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2022. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2022, we do not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness was identified in our internal control over financial reporting relating to procedures to ensure the timely transmission of portfolio company financial information to our independent valuation services providers. Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate this material weakness. Our internal control remediation efforts include the following:

•
Enhancing existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent valuation service providers;
•
Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment;

We believe our planned actions to enhance our processes and controls will address the material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2022 and 2021, by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $1.16 billion as of September 30, 2022. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $376.7 million as of September 30, 2022. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value may require significant management judgment or estimation.

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

New York, New York

November 17, 2022

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share data)

	September 30, 2022	September 30, 2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$882,513 and $729,811, respectively)	$932,155	$820,500
Non-controlled, affiliated investments (cost—$ 37,612 and $78,723, respectively)	34,760	50,161
Controlled, affiliated investments (cost—$381,904 and $412,586, respectively)	259,386	384,629
Total of investments (cost—$1,302,029 and $1,221,121, respectively)	1,226,301	1,255,290
Cash and cash equivalents (cost—$52,844 and $20,383, respectively)	52,666	20,357
Interest receivable	3,593	4,958
Receivable for investments sold	29,494	12,793
Distribution receivable	2,420	1,694
Prepaid expenses and other assets	4,036	—
Total assets	1,318,510	1,295,092
Liabilities
Distributions payable	9,784	8,045
Payable for investments purchased	—	8,407
Truist Credit Facility payable, at fair value (cost—$385,920 and $316,545, respectively) (See Notes 5 and 11)	376,687	314,813
2024 Notes payable, net (par— zero and $86,250, respectively) (See Notes 5 and 11)	—	84,503
2026 Notes payable, net (par—$150,000) (See Notes 5 and 11)	146,767	145,865
2026-2 Notes payable, net (par—$165,000 and zero, respectively) (See Notes 5 and 11)	161,373	—
SBA debentures payable, net (par—$20,000 and $63,500, respectively) (See Notes 5 and 11)	19,686	62,159
Base management fee payable (See Note 3)	4,849	4,580
Incentive fee payable (See Note 3)	—	575
Interest payable on debt	6,264	4,943
Accrued other expenses	6,639	1,058
Deferred tax liability	896	—
Total liabilities	732,945	634,948
Commitments and contingencies (See Note 12)
Net assets
Common stock, 65,224,500 and 67,045,105 shares issued and outstanding, respectively Par value $0.001 per share and 100,000,000 shares authorized	65	67
Paid-in capital in excess of par value	748,169	786,993
Accumulated deficit	(162,669)	(126,916)
Total net assets	$585,565	$660,144
Total liabilities and net assets	$1,318,510	$1,295,092
Net asset value per share	$8.98	$9.85

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended September 30,
	2022	2021	2020
Investment income:
From non-controlled, non-affiliated investments:
Interest	$66,995	$46,018	$77,453
Payment-in-kind	4,505	8,567	7,233
Other income	8,461	4,137	4,822
From non-controlled, affiliated investments:
Interest	1,361	457	—
From controlled, affiliated investments:
Interest	10,586	9,825	3,388
Payment-in-kind	3,983	6,223	7,329
Dividend income	9,075	6,361	—
Other income	—	—	—
Total investment income	104,966	81,588	100,225
Expenses:
Base management fee (See Note 3)	19,827	17,335	18,636
Performance-based incentive fee (See Note 3)	2,657	575	4,580
Interest and expenses on debt (See Note 11)	28,760	22,507	32,168
Administrative services expenses (See Note 3)	1,000	1,771	2,075
Other general and administrative expenses	2,892	2,324	2,574
Expenses before Management Fees waiver, provision for taxes and financing costs	55,136	44,512	60,033
Management Fees waiver (See Note 3)	—	—	(1,922)
Provision for taxes on net investment income	800	600	1,200
PSLF transaction costs (Note 4)	—	—	2,184
Credit facility amendment and debt issuance costs (See Notes 5 and 11)	5,087	—	—
Net expenses	61,023	45,112	61,495
Net investment income	43,943	36,476	38,730
Realized and change in unrealized gain (loss) on investments and debt:
Net realized gain (loss) on:
Non-controlled, non-affiliated investments	(31,382)	49,729	(11,577)
Non-controlled and controlled, affiliated investments	75,243	(19,708)	—
Debt extinguishment	(2,922)	—	—
Provision for taxes on realized gain on investments	(6,183)	—	—
Deconsolidation loss (Note 4)	—	—	(9,250)
Net realized (loss) gain on investments	34,756	30,021	(20,827)
Net change in unrealized (depreciation) appreciation on:
Non-controlled, non-affiliated investments	(182,863)	50,130	7,687
Non-controlled and controlled, affiliated investments	72,819	67,808	(53,864)
Provision for taxes on net unrealized depreciation on investments	(896)	—	—
Debt (See Notes 5 and 11)	7,501	(17,818)	12,304
Net change in unrealized (depreciation) appreciation on investments and debt	(103,439)	100,120	(33,873)
Net realized and change in unrealized gain (loss) from investments and debt	(68,683)	130,141	(54,700)
Net (decrease) increase in net assets resulting from operations	$(24,740)	$166,617	$(15,970)
Net (decrease) increase in net assets resulting from operations per common share (See Note 7)	$(0.37)	$2.49	$(0.24)
Net investment income per common share	$0.66	$0.54	$0.58

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share and per share data)

	Years Ended September 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations:
Net investment income	$43,943	$36,476	$38,730
Net realized gain (loss) on investments and debt	40,939	30,021	(11,577)
Net deconsolidation realized loss	—	—	(9,250)
Net change in unrealized appreciation (depreciation) on investments	(110,044)	117,938	(46,177)
Provision for taxes on net realized gain (loss) on investments	(6,183)	—	—
Provision for taxes on net change innet unrealized depreciation on investments	(896)	—	—
Net change in unrealized (appreciation) depreciation on debt	7,501	(17,818)	12,304
Net increase (decrease) in net assets resulting from operations	(24,740)	166,617	(15,970)
Distributions to stockholders:
Distribution of net investment income	(36,590)	(32,182)	(40,227)
Total distributions to stockholders	(36,590)	(32,182)	(40,227)
Capital transactions:
Repurchase of common stock	(13,249)	—	—
Net increase (decrease) in net assets	(74,579)	134,435	(56,197)
Net assets:
Beginning of year	660,144	525,709	581,906
End of year	$585,565	$660,144	$525,709
Capital share activity:
Shares of common stock repurchased	1,820,605	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Years Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(24,740)	$166,617	$(15,970)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	110,044	(117,937)	46,177
Net change in unrealized depreciation on debt	(7,501)	17,818	(12,304)
Net realized (gain) loss on investments	(43,861)	(30,021)	11,577
Debt extinguishment realized loss	2,922	—	—
Deconsolidation realized loss	—	—	9,250
Net accretion of discount and amortization of premium	(5,505)	(3,525)	(2,592)
Purchases of investments	(933,780)	(441,365)	(319,308)
Payment-in-kind income	(9,218)	(15,210)	(14,549)
Proceeds from dispositions of investments	911,643	434,473	162,693
Amortization of deferred financing costs	1,965	2,452	1,857
(Increase)/decrease in interest receivable	1,365	47	1,221
(Increase)/decrease in receivables from investments sold	(16,701)	(12,793)	—
(Increase)/decrease in distribution receivable	(726)	(300)	(1,394)
(Increase)/decrease in prepaid expenses and other assets	(4,394)	376	(436)
Increase/(decrease) in payable for investments purchased	(8,407)	2,946	5,462
Increase/(decrease) in interest payable on debt	1,321	2,920	(873)
Increase/(decrease) in base management fee payable	269	211	(272)
Increase/(decrease) in performance-based incentive fee payable	(575)	575	—
Increase/(decrease) in deferred tax liability	896	—	—
Increase/(decrease) in accrued other expenses	5,581	624	(137)
Net cash provided by (used in) operating activities	(19,402)	7,908	(129,598)
Cash flows from financing activities:
Repurchase of common stock	(13,249)	—	—
Distributions paid to stockholders	(34,852)	(32,182)	(44,250)
Borrowings under SBA debentures	—	—	—
Repayments of SBA debentures	(43,500)	(55,000)	(31,500)
Net proceeds from 2024 Notes issuance	—	—	10,913
Net repayments of the 2024 Notes	(86,250)	—	—
Net proceeds from 2026 Notes issuance	—	145,465	—
Net proceeds from 2026-2 Notes issuance	160,519	—	—
Borrowings under BNP Credit Facility	—	—	90,000
Repayments under BNP Credit Facility	—	—	(16,000)
Borrowings under Truist Credit Facility	860,841	310,312	331,000
Repayments under Truist Credit Facility	(791,466)	(382,019)	(244,384)
Net cash provided by (used in) financing activities	52,043	(13,424)	95,779
Net increase (decrease) in cash and cash equivalents	32,641	(5,516)	(33,819)
Effect of exchange rate changes on cash	(332)	67	109
Cash and cash equivalents, beginning of year	20,357	25,806	59,516
Cash and cash equivalents, end of year	$52,666	$20,357	$25,806
Supplemental disclosures:
Interest paid	$25,473	$17,135	$31,183
Taxes paid	$5,455	$984	$1,049
Non-cash exchanges and conversions (1)	$(99,833)	$16,516	$108,812

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—159.2% of Net Assets (1), (2)
First Lien Secured Debt—100.5% of Net Assets
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	444	$—	$(3)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	11.67%	3M L+800	50	50	48
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	(5)
American Insulated Glass, LLC	12/21/2023	Building Materials	7.79%	3M L+550	3,329	3,310	3,329
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7)	05/23/2024	Media	—	—	1,612	—	—
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	8.15%	3M L+525	4,120	4,086	4,038
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	7.60%	1M L+550	1,331	1,331	1,324
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	9.08%	1M L+550	1,893	1,873	1,883
Apex Service Partners, LLC (Revolver)	07/31/2025	Personal, Food and Miscellaneous Services	6.72%	3M L+525	62	62	62
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Personal, Food and Miscellaneous Services	—	—	870	—	(4)
Applied Technical Services, LLC	12/29/2026	Environmental Services	7.59%	3M L+575	1,402	1,388	1,367
Applied Technical Services, LLC (7)	04/21/2023	Environmental Services	—	—	1,595	—	(22)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	10.25%	3M P+475	200	200	195
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	800	—	(20)
Arcfield Acquisition Corp. (Revolver) (7)	03/07/2028	Aerospace and Defense	—	—	2,263	—	(45)
Berwick Industrial Park	04/28/2023	Buildings and Real Estate	11.00%	—	4,000	3,953	3,934
Beta Plus Technologies, Inc.	07/01/2029	Business Services	7.56%	SOFR+525	5,000	4,904	4,900
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distribution	8.69%	3M L+500	1,175	1,160	1,149
Blackhawk Industrial Distribution, Inc.(7)	09/17/2024	Distribution	—	—	4,043	—	(51)
Blackhawk Industrial Distribution, Inc. (Revolver)	09/17/2024	Distribution	8.69%	3M L+500	686	686	667
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distribution	—	—	2,746	—	(77)
Broder Bros., Co.	12/02/2022	Consumer Products	7.39%	3M L+600	10,096	10,096	10,096
Cartessa Aesthetics, LLC	05/13/2028	Distribution	9.55%	1M L+600	39,401	38,644	38,810
Cartessa Aesthetics, LLC - (Revolver)	05/13/2028	Distribution	9.55%	1M L+600	1,265	1,265	1,246
Cartessa Aesthetics, LLC - (Revolver) (7)	05/13/2028	Distribution	—	—	2,297	—	(34)
CF512, Inc.	08/20/2026	Media	9.30%	3M L+600	6,720	6,630	6,619
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(14)
Compex Legal Services, Inc.	02/09/2026	Business Services	7.48%	3M L+525	853	843	853
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	8.92%	3M L+525	361	361	361
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	295	—	—
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,158	—	(47)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,859	—	(46)
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	8.40%	3M L+575	2,606	2,577	2,580
Crane 1 Services, Inc. (Revolver)	08/16/2027	Personal, Food and Miscellaneous Services	8.87%	1M L+575	194	194	192
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	97	—	(1)
DermaRite Industries LLC	06/30/2023	Manufacturing / Basic Industries	10.67%	1M L+700	8,755	8,734	7,030
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	9.17%	3M L+600	12,930	12,742	12,736
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	2,000	—	(10)
Dr. Squatch, LLC (Revolver)	08/31/2027	Personal and Non-Durable Consumer Products	8.95%	1M L+600	775	775	764
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	1,551	—	(23)
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(57)
ECL Entertainment, LLC	05/01/2028	Hotels, Motels, Inns and Gaming	10.62%	1M L+750	19,156	19,019	18,869
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	7.93%	3M L+475	291	291	277
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	226	—	(11)
Exigo Intermediate II, LLC	03/15/2027	Business Services	8.87%	3M L+575	24,875	24,532	24,315
Exigo Intermediate II, LLC (7)	03/15/2024	Business Services	—	—	7,424	—	(111)
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Business Services	8.87%	3M L+575	371	371	363
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,485	—	(33)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	7.00%	3M L+475	738	735	682
Gantech Acquisition Corp.	05/14/2026	Business Services	9.37%	1M L+625	16,809	16,548	16,305
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	9.37%	1M L+625	132	133	129
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,858	—	(56)
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	892	—	(20)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	9.16%	3M L+575	372	372	357
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	397	—	(16)
Hancock Roofing and Construction L.L.C. (7)	12/31/2022	Insurance	—	—	400	—	(6)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	7.82%	1M L+500	270	270	266
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	480	—	(7)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	1,918	1,883	1,879
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(79)
HV Watterson Holdings, LLC	12/17/2026	Business Services	9.67%	1M L+600	281	279	271
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	(61)
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	9.63%	3M L+600	200	200	193
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	1,050	—	(37)
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+500	10,188	10,077	10,061
HW Holdco, LLC (7)	12/10/2024	Media	—	—	3,049	—	(8)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387	—	(42)
Icon Partners III, LP	05/11/2028	Auto Sector	7.55%	3M L+475	995	834	727
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	10.70%	3M L+600	3,685	3,576	3,574
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	(187)
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	(5)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(35)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(42)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	10.18%	3M L+715	20,506	20,239	20,301

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372	$—	$24
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	7.83%	3M L+550	9,930	9,876	9,831
ITI Holdings, Inc.	03/03/2028	Business Services	8.67%	3M L+550	8,927	8,784	8,749
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	8.25%	3M L+550	298	298	292
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	1,192	—	(24)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	11,678	11,629	11,678
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	9.67%	3M L+600	24,341	23,807	23,855
Kinetic Purchaser, LLC (Revolver)	11/10/2026	Consumer Products	9.67%	3M L+600	4,854	4,854	4,757
Lash OpCo, LLC	02/18/2027	Consumer Products	11.78%	1M L+700	2,828	2,774	2,771
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	9.38%	1M L+700	568	568	556
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	1,252	—	(25)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	1M L+750	2,061	2,036	2,013
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	9.92%	3M L+625	9,177	9,021	9,040
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,933	—	(29)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	8.87%	1M L+575	2,220	2,205	2,148
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	8.87%	1M L+575	505	505	489
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	661	—	(21)
Limerick Town Cener, LLC	09/27/2023	Real Estate	12.50%	—	3,000	2,970	2,970
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	9.37%	SOFR+725	6,000	5,772	5,685
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	806	—	(4)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(7)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+600	14,400	14,117	14,112
MDI Buyer, Inc. Term Loan (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	5,196	—	(52)
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	2,227	—	(22)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	9.17%	3M L+550	1,320	1,307	1,307
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	1,676	—	—
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,922	—	—
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(17)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	8.67%	3M L+500	703	697	663
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,175	—	(56)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	7.25%	3M L+500	282	282	266
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,598	—	(93)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	—
Neptune Flood Incorporated	10/14/2026	Financial Services	7.10%	1M L+525	4,379	4,352	4,423
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare, Education and Childcare	—	—	333	—	—
One Stop Mailing, LLC	05/07/2027	Cargo Transport	8.77%	3M L+625	7,008	6,889	6,798
ORL Acquisition, Inc.	09/03/2027	Business Services	8.92%	3M L+525	4,454	4,378	4,454
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	—
Ox Two, LLC	05/18/2026	Building Materials	9.81%	1M L+700	15,391	15,189	15,083
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	9.81%	3M L+700	1,774	1,774	1,739
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	645	—	(13)
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(81)
PRA Events, Inc.	08/07/2025	Business Services	14.17%	3M L+1,050	24,907	21,694	24,907
			(PIK 10.5%)
PRA Events, Inc. (Revolver) (7)	08/07/2025	Business Services	—	3M L+1,050	2,000	—	—
Pragmatic Institute, LLC	07/06/2028	Business Services	9.30%	3M L+575	35,340	34,826	34,987
Pragmatic Institute, LLC Term Loan (7)	07/06/2028	Business Services	—	—	7,193	—	—
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	9.30%	3M L+575	959	959	949
Pragmatic Institute, LL (Revolver) (7)	07/06/2028	Business Services	—	—	3,836	—	(38)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.00%	1M L+625	679	673	666
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	9.51%	3M L+600	211	211	207
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	317	—	(6)
Questex, LLC	09/09/2024	Media	7.45%	3M L+500	21,600	21,436	21,168
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	(72)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	8.28%	3M L+575	891	891	877
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,336	—	(20)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	9.13%	SOFR+600	5,970	5,885	5,701
Recteq, LLC (Revolver)	01/29/2026	Consumer Products	9.92%	1M L+600	313	313	302
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	814	—	(28)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	8.84%	3M L+550	126	126	113
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(9)
Riverside Assessments, LLC	03/10/2025	Education	8.97%	3M L+625	12,906	12,705	12,648
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(7)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	8.28%	3M L+550	593	593	587
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	5	-	-
Schlesinger Global, Inc.	07/14/2025	Business Services	11.11%	3M L+700	4,689	4,636	4,571
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	9.09%	3M L+600	30	30	30
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	9.70%	1M L+575	4,800	4,730	4,728
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	3,126	—	(47)
Shiftkey, LLC	06/21/2027	Business Services	9.56%	1M L+575	17,955	17,784	17,722

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	12.17%	1M L+850	31,680	$31,004	$31,047
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	12.17%	1M L+850	1,131	1,131	1,108
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	1,845	—	(37)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	(15)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(40)
Spear Education, LLC	02/26/2025	Education	9.42%	3M L+575	12,018	11,947	12,018
Spendmend Holdings LLC	03/01/2028	Business Services	8.63%	1M L+575	9,705	9,581	9,433
Spendmend Holdings LLC (7)	03/01/2023	Business Services	—	—	2,784	—	(57)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	8.63%	3M L+575	187	187	182
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,215	—	(34)
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(47)
The Bluebird Group LLC	07/27/2026	Business Services	10.67%	3M L+700	4,884	4,796	4,933
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	7
The Vertex Companies, LLC	08/30/2027	Business Services	8.18%	3M L+550	1,754	1,737	1,745
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	466	—	2
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	8.26%	3M L+550	148	148	147
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	592	—	(3)
TVC Enterprises, LLC	03/26/2026	Transportation	8.87%	1M L+600	12,864	12,626	12,543
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(34)
TWS Acquisition Corporation	06/16/2025	Education	8.76%	1M L+625	1,143	1,143	1,137
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	(8)
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(26)
Unique Indoor Comfort, LLC	05/24/2027	Home and Office Furnishings	8.95%	1M L+525	27,233	26,904	26,634
Unique Indoor Comfort, LLC (7)	05/24/2027	Home and Office Furnishings	—	—	16,140	—	(194)
Unique Indoor Comfort, LLC (Revolver) (7)	05/24/2027	Home and Office Furnishings	—	—	3,000	—	(66)
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	12.42%	3M L+875	25,368	24,881	16,946
Wildcat Buyerco, Inc.	02/27/2026	Electronics	9.09%	3M L+575	3,831	3,771	3,716
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	574	—	(41)
Zips Car Wash, LLC	03/01/2024	Auto Sector	10.13%	3M L+725	2,627	2,608	2,562
Total First Lien Secured Debt						599,263	588,267
Second Lien Secured Debt—22.2% of Net Assets
Atlas Purchaser, Inc	05/07/2029	Telecommunications	11.19%	3M L+900	17,000	16,551	14,909
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	12.67%	3M L+900	17,825	17,506	17,290
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	12.16%	3M L+900	8,000	7,752	7,680
Data Axle, Inc.	04/03/2024	Other Media	12.92%	3M L+925	20,400	20,288	20,196
ENC Parent Corporation	08/19/2029	Business Services	11.17%	3M L+750	7,500	7,432	7,125
Halo Buyer, Inc.	07/06/2026	Consumer Products	11.37%	1M L+825	32,500	32,164	31,769
Inventus Power, Inc.	09/29/2024	Electronics	12.17%	3M L+850	16,593	16,387	16,344
QuantiTech LLC	02/04/2027	Aerospace and Defense	12.68%	3M L+1,000	150	148	148
VT Topco, Inc.	08/17/2026	Business Services	9.87%	3M L+675	15,000	14,932	14,475
Total Second Lien Secured Debt						133,160	129,936
Subordinated Debt/Corporate Notes—9.1% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	15.31%	3M L+1,150	21,000	20,278	20,359
Flock Financial, LLC	05/26/2027	Financial Services	12.50%	—	34,000	33,190	32,895
Total Subordinated Debt/Corporate Notes						53,468	53,254
Preferred Equity/Partnership Interests—1.3% of Net Assets (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	267
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	2,127
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,427
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	704
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	484
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	227
ORL Holdco, Inc.	—	Business Services	—	—	575	57	62
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,932
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	62
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	33
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						5,026	7,325
Common Equity/Partnership Interests/Warrants—26.2% of Net Assets (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	35
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,127
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	79
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,419,200	2,419	2,470
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	580,800	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	270
Athletico Holdings, LLC	—	Healthcare, Education and Childcare	—	—	9,357	10,000	9,516
Atlas Investment Aggregator, LLC (9)	—	Telecommunications	—	—	1,700,000	1,700	1,219
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	690
Cartessa Aesthetics, LLC	—	Distribution	—	—	3,562,500	3,563	3,716
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	1,651
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	689
Cowboy Parent LLC	—	Distribution	—	—	26,360	2,782	4,011
(Blackhawk Industrial Distribution, Inc.)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	$104	$122
Delta InvestCo LP	—	Telecommunications	—	—	698,889	684	1,425
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	37	358
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,391
Exigo, LLC (9)	—	Business Services	—	—	1,458,333	1,458	1,288
Express Wash Topco, LLC	—	Auto Sector	—	—	658,000	3,290	3,369
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,186	478	1,441
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	6,384	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense			20,357	2,290	2,253
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	137	4,208
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	10
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,229
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	1,003	587
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	783
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,700
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	477
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,387
Icon Partners V C, L.P.	—	Business Services	—	—	1,111,111	1,111	1,194
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	388,889	—	—
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	3,270
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	592
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP	—	Healthcare, Education and Childcare	—	—	113,839	1,138	1,199
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	42,031
(Cano Health, LLC) (9)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	2,688	783	—
(Walker Edison Furniture Company LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,774
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,854
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	643
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	180	1,376
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	373
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	126
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	1,925,990	1,930	1,926
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	815	897
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	2,990
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,261	243
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP	—	Business Services	—	—	351,553	352	373
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	68
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,651
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	382
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	(44)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	173
ORL Holdco, Inc.	—	Business Services	—	—	638	6	113
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	15,038,871	15,039	15,571
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	550
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	1,918
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	352
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,090
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	359
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,981
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	—
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	913
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	2,041
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,389
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	152
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	296

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	531,293	$511	$896
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	364,151	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	—
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	—
(The Vertex Companies, LLC)
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	60,057	3,022	304
UniVista Insurance (9)	—	Business Services	—	—	400	382	454
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,762,257	3,762	3,762
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	237,743	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	616
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						91,596	153,373
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						882,513	932,155
Investments in Non-Controlled, Affiliated Portfolio Companies—5.9% of Net Assets (1), (2)
Preferred Equity/Partnership Interests—5.6% of Net Assets(6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,791
Total Preferred Equity/Partnership Interests						32,791	32,791
Common Equity/Partnership Interests/Warrants—0.3% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	1,969	1,969
Total Common Equity/Partnership Interests/Warrants						4,821	1,969
Total Investments in Non-Controlled, Affiliated Portfolio Companies						37,612	34,760
Investments in Controlled, Affiliated Portfolio Companies—44.3% of Net Assets (1), (2)
First Lien Secured Debt—7.3% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	8.67%	3M L+700	£38,250	52,792	42,698
Total First Lien Secured Debt						52,792	42,698
Second Lien Secured Debt—0% of Net Assets
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	12,846	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—15.0% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	10.79%	3M L+800	88,011	88,011	88,011
Total Subordinated Debt						88,011	88,011
Common Equity—22.0% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,297
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	49,298,789	49,362	51,098
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708	74,282
Total Common Equity						228,718	128,677
Total Investments in Controlled, Affiliated Portfolio Companies						381,904	259,386
Total Investments—209.4% of Net Assets						1,302,029	1,226,301
Cash and Cash Equivalents—9.0% of Net Assets
BlackRock Federal FD Institutional 30						39,122	39,122
BNY Mellon Cash Reserve and Cash						13,722	13,544
Total Cash and Cash Equivalents						52,844	52,666
Total Investments and Cash Equivalents—218.4% of Net Assets						$1,354,873	$1,278,967
Liabilities in Excess of Other Assets—(118.4%) of Net Assets							(693,402)
Net Assets—100.0%							$585,565
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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E,” , or Secured Overnight Financing Rate, or "SOFR", or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M L, 3M L, or 6M L, respectively)at the borrower’s option. All securities are subject to a LIBOR, SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2022, qualifying assets represent 88% of the Company’s total assets and non-qualifying assets represent 12% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2021

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Subordinated Debt/Corporate Notes—8.6%
Blackhawk Industrial Distribution, Inc.	03/17/2025	Distribution	12.00%	—	14,335	$14,165	$14,335
			(PIK 2.00%)
Cascade Environmental LLC	12/30/2023	Environmental Services	13.00%	—	42,468	42,150	42,680
			(PIK 13.00%)
Total Subordinated Debt/Corporate Notes						56,315	57,015
Preferred Equity/Partnership Interests—3.9% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	240
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	944
Cascade Environmental LLC	—	Environmental Services	16.00%	—	178,304	17,607	21,133
Mars Intermediate Holdings II, Inc		Media	—	—	414	414	432
MeritDirect Holdings, LP (9)	—	Media	—	—	540	540	693
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	202
ORL Holdco, Inc.	—	Business Services	—	—	575	57	57
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,879
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	262
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	30	30	30
Total Preferred Equity/Partnership Interests						21,295	25,873
Common Equity/Partnership Interests/Warrants—18.0% (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	49
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,192
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	33
Atlas Investment Aggregator, LLC (9)	—	Telecommunications	—	—	1,700,000	1,700	1,710
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	33,901	2,852	478
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	475
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	635
Cowboy Parent LLC	—	Distribution	—	—	22,500	2,250	1,902
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	104
Crash Champion Holdings, LLC (9)	—	Auto Sector	—	—	36	328	369
Delta InvestCo LP (Sigma Defense Systems, LLC) (9)	—	Telecommunications	—	—	570,522	571	488
Delta InvestCo LP (Sigma Defense Systems, LLC) (7), (9)	—	Telecommunications	—	—	570,522	—	(82)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	41	565
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,153
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	3,331	333	339
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	4,072	—	—
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	3,558
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	9
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,663
(TVC Enterprises, LLC)						—	—
GCOM InvestCo LP (9)	—	Business Services	—	—	1,855	809	352
GCOM InvestCo LP (7),(9)	—	Business Services	—	—	965	—	—
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	844
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,320
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	613
Infogroup Parent Holdings, Inc. (Data Axle, Inc.)	—	Other Media	—	—	181,495	2,040	3,221
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	3,960	390	434
ITC Rumba, LLC (Cano Health, LLC) (9)	—	Healthcare, Education and Childcare	—	—	375,675	—	60,808
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	1,906,433	—	6,616
(Walker Edison Furniture Company LLC) (9)
Kadmon Holdings, Inc. (5)	—	Healthcare, Education and Childcare	—	—	252,014	2,266	2,195
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,147
KL Stockton Co-Invest LP (Any Hour Services) (9)	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	382
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	364	1,044
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	315
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	169
MeritDirect Holdings, LP (9)	—	Media	—	—	540	—	126
Municipal Emergency Services, Inc.	—	Distribution	—	—	1,593,514	1,594	1,594
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,262	1,537
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	186
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,625
(Holdco Sands Intermediate, LLC) (9)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	63
ORL Holdco, Inc.	—	Business Services	—	—	638	6	6
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	700	66	365
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	967	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	21

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
RFMG Parent, LP (Rancho Health MSO, Inc.)	—	Healthcare, Education and Childcare	—	—	1,050,000	$1,050	$1,253
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	278
(Sales Benchmark Index LLC)						—	—
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	1,890
Class A (US Dominion, Inc.)						—	—
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,534
Class B (US Dominion, Inc.)						—	—
StellPen Holdings, LLC (CF512, Inc.)	—	Media	—	—	153,846	154	154
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	260
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	33
TWD Parent Holdings, LLC (The Vertex Companies, LLC)	—	Business Services	—	—	608	1	1
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	1,261,201	3,022	914
UniVista Insurance	—	Business Services	—	—	400	400	405
Wildcat Parent, LP (Wildcat Buyerco, Inc.)	—	Electronics	—	—	2,314	231	411
ZS Juniper L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,056	1,056	5,227
(Juniper Landscaping of Florida, LLC) (9)
Total Common Equity/Partnership Interests/Warrants						35,536	118,982
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						729,811	820,500
Investments in Non-Controlled, Affiliated Portfolio Companies—7.6% (1), (2)
Preferred Equity/Partnership Interests—6.2% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	61,732	6,173	—
ETX Energy, LLC - Series X (9)	—	Oil and Gas	—	—	10,944	1,094	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	153,922	15,392	41,023
Total Preferred Equity/Partnership Interests						22,660	41,023
Common Equity/Partnership Interests/Warrants—1.4% (6)
ETX Energy, LLC (9)	—	Oil and Gas	—	—	1,658,389	29,712	—
ETX Energy Management Company, LLC	—	Oil and Gas	—	—	1,754,104	1,562	—
MidOcean JF Holdings Corp.	—	Distribution	—	—	65,933	24,790	9,139
Total Common Equity/Partnership Interests/Warrants						56,064	9,139
Total Investments in Non-Controlled, Affiliated Portfolio Companies						78,723	50,161
Investments in Controlled, Affiliated Portfolio Companies—58.3% (1), (2)
First Lien Secured Debt—6.2%
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	7.50%	3M L+700	£30,500	42,389	41,125
Total First Lien Secured Debt						42,389	41,125
Second Lien Secured Debt—10.6%
Mailsouth Inc.	04/23/2025	Printing and Publishing	15.00%	—	11,087	11,087	11,087
			(PIK 15.00%)
PT Network Intermediate Holdings, LLC	11/30/2024	Healthcare, Education and Childcare	11.00%	3M L+1,000	58,582	58,276	58,582
			(PIK 11.00%)
Total Second Lien Secured Debt						69,363	69,668
Subordinated Debt—9.7%
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	9.00%	3M L+800	64,155	64,155	64,155
Total Subordinated Debt						64,155	64,155
Preferred Equity—2.0% (6)
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	36,450	547	—

(PT Network, LLC) (9)
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	11.00%	3M L+1,000	833	10,725	13,412
Total Preferred Equity						11,272	13,412
Common Equity—29.7% (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	254
CI (PTN) Investment Holdings II, LLC	—	Healthcare, Education and Childcare	—	—	333,333	5,000	—

(PT Network, LLC) (9)
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	11,013
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	33,830,005	33,893	41,160
PT Network Intermediate Holdings, LLC (9)		Healthcare, Education and Childcare	—	—	621	7,159	62,131
RAM Energy Holdings LLC	—	Energy and Utilities	—	—	180,805	162,708	81,710
Total Common Equity						225,408	196,269
Total Investments in Controlled, Affiliated Portfolio Companies						412,587	384,628
Total Investments—190.2%						1,221,121	1,255,290
Cash and Cash Equivalents—3.1%
BlackRock Federal FD Institutional 30						18,220	18,220
BNY Mellon Cash Reserve and Cash						2,163	2,137
Total Cash and Cash Equivalents						20,383	20,357
Total Investments and Cash Equivalents—193.2%						$1,241,504	$1,275,647
Liabilities in Excess of Other Assets—(93.2%)							(615,503)
Net Assets—100.0%							$660,144

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, qualifying assets represent 87% of the Company’s total assets and non-qualifying assets represent 12% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of September 30, 2022, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and the Investment Adviser intends to continue to affirm the exclusion on an annual basis, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies and any other parameters used in determining these estimates and assumptions could cause actual results to differ from such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions in consolidation. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

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

(b)
Security Transactions, Revenue Recognition, and Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering prepayment penalties. Net change in unrealized appreciation or depreciation reflects, as applicable, the change in the fair values of our portfolio investments and the Truist Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2022 ,we had one portfolio company on non-accrual, representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2021, we had no portfolio companies on non-accrual.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the years ended September 30, 2022, 2021 and 2020, we recorded a provision for taxes on net investment income of $0.8 million, $0.6 million and $1.2 million, respectively, approximately one-half of which pertains to U.S. federal excise tax.

We recognize the effect of a tax position in our Consolidated Financial Statements in accordance with ASC 740 when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable tax authority. Tax positions not considered to satisfy the “more-likely-than-not” threshold

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

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

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company), is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2022, 2021 and 2020 the Company recognized a provision for taxes of $6.2 million, zero and zero, respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2022, 2021 and 2020 the Company recognized a provision for taxes of $0.9 million, zero and zero, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during fiscal year ending September 30, 2022 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the year ended September 30, 2022, 2021 and 2020 the Company recognized a provision for taxes $7.1 million, zero and zero, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the year ended September 30, 2022, 2021 and 2020 the Company paid $4.0 million, zero, and zero respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the year ended September 30, 2022 the $4.0 million is expected to be refunded and is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $0.8 million as of September 30, 2022, 2021 and 2020 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

(f) Consolidation

As permitted under Regulation S-X and as explained by ASC paragraph 946-810-45-3, PennantPark Investment will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we have consolidated the results of our SBIC Funds and our Taxable Subsidiary in our Consolidated Financial Statements. We do not consolidate our non-controlling interests in PSLF or PTSF II. See further description of our investment in PSLF in Note 4.

(g) Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments.

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” For the years ended September 30, 2022, 2021 and 2020, the Investment Adviser earned base management fees of $19.8 million, $17.3 million and $18.6 million, respectively, from us.

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

Beginning April 1, 2020 and through March 31, 2021, the Investment Adviser has voluntarily agreed, in consultation with our board of directors, to irrevocably waive the performance-based incentive fees. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser earned $2.7 million, $0.6 million, and $2.7 million (after a waiver of $1.9 million), respectively, in incentive fees on net investment income from us.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains, (20.0)% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2022, 2021, and 2020, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2022. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2022, 2021 ,and 2020, we reimbursed the Investment Administrator approximately $0.9 million, $1.2 million and $1.4 million, respectively, for services described above.

On July 1, 2022, the Administration Agreement with the Administrator was amended to clarify that the Administrator may be reimbursed by the Company for certain (i) tax and general legal advice and/or services provided to the Company by in-house professionals of the Administrator related to ongoing operations of the Company; and (ii) transactional legal advice and/or services provided to the Company or portfolio companies by in-house professionals of the Administrator or its affiliates on matters related to potential or actual investments and transactions, including tax structuring and/or due diligence.

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the years ended September 30, 2022, 2021 and 2020.

For the years ended September 30, 2022, 2021 ,and 2020, we sold $387.4 million, $123.4 million and zero in investments to PSLF at fair value, respectively, and recognized $0.2 million, $0.5 million and zero of net realized gains, respectively.

For the years ended September 30, 2022, we sold $82.3 million in investments to PTSF II at fair value, and recognized $0.2 million of net realized gains.
4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2022, 2021, and 2020 totaled $943.0 million, $456.5 million, and $333.9 million, respectively. Sales and repayments of investments for the same periods totaled $911.6 million, $434.5 million, and $162.7 million, respectively.

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	September 30, 2022		September 30, 2021
Investment Classification	Cost	Fair Value	Cost	Fair Value
First lien	$652,055	$630,965	$551,435	$552,530
Second lien	145,542	129,936	176,983	176,894
Subordinated debt / corporate notes	53,468	53,255	56,315	57,015
Subordinated notes in PSLF	88,011	88,011	64,155	64,154
Equity	313,591	273,036	338,341	363,537
Equity in PSLF	49,362	51,098	33,892	41,160
Total investments	1,302,029	1,226,301	1,221,121	1,255,290
Cash and cash equivalents	52,844	52,666	20,383	20,357
Total investments and cash and cash equivalents	$1,354,873	$1,278,967	$1,241,504	$1,275,647

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2022 (1)	September 30, 2021
Business Services	18%	9%
Healthcare, Education and Childcare	12	23
Consumer Products	8	9
Energy and Utilities	7	7
Distribution	5	7
Financial Services	5	—
Telecommunications	5	2
Home and Office Furnishings	4	3
Media	4	7
Aerospace and Defense	3	2
Auto Sector	3	—
Chemicals, Plastics and Rubber	3	1
Electronics	3	2
Environmental Services	3	6
Building Materials	2	3
Education	2	3
Hotels, Motels, Inns and Gaming	2	4
Other Media	2	2
Transportation	2	2
Cargo Transport	1	1
Insurance	1	2
Manufacturing / Basic Industries	1	1
Personal and Non-Durable Consumer Products	1	1
Personal, Food and Miscellaneous Services	1	1
Printing and Publishing	—	2
Other	2	—
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2022 and 2021 PSLF had total assets of $781.3 million and $417.4 million, respectively. PSLF’s portfolio consisted of debt investments in 80 and 47 portfolio companies as of September 30, 2022 and 2021, respectively. As of the same dates, we and Pantheon had no remaining commitments to fund first lien secured debt and equity interests in PSLF. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. As of September 30, 2021 at fair value, the largest investment in a single portfolio company in PSLF was $16.8 million and the five largest investments totaled $74.4 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2022 and 2021 we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2022 and 2021 , our investment in PSLF consisted of subordinated notes of $88.0 million and $64.2 million, respectively, and equity interests of $51.1 million and $41.2 million, respectively.

We and Pantheon each appointed two members to PSLF’s four-person Member Designees’ Committee, or the Member Designees’ Committee. All material decisions with respect to PSLF, including those involving its investment portfolio, require unanimous approval of quorum of the Member Designees’ Committee. Quorum is defined as (i) the presence of two members of the Member Designees’ Committee; provided that at least one individual is present that was elected, designated or appointed by each of us and Pantheon; (ii) the presence of three members of the Member Designees’ Committee, provided that the individual that was elected, designated or appointed by each of us or Pantheon, as the case may be, with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the Member Designees’ Committee shall constitute a quorum, provided that two individuals are present that were elected, designated or appointed by each of us and Pantheon.

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $225 million (reduced from $275.0 million on March 2, 2022) senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 255 basis points during the investment period, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

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

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

($ in thousands)	September 30, 2022	September 30, 2021
Total investments	$730,108	$405,233
Weighted average cost yield on income producing investments	9.4%	7.1%
Number of portfolio companies in PSLF	80	47
Largest portfolio company investment at fair value	$19,906	$16,817
Total of five largest portfolio company investments at fair value	$98,502	$74,445
Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	$4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,867	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,338
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	-	(1)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,498

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,073
Liabilities in Excess of Other Assets — (815.3)%							(688,612)
Members' Equity—100.0%							$84,462

1.
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
2.
3.
Valued based on PSLF’s accounting policy.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

Below is a listing of PSLF’s individual investments as of September 30, 2021 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 595.6%
Ad.net Acquisition, LLC	05/06/26	Media	7.00%	3M L + 600	$4,988	$4,920	$4,913
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	8.00%	3M L+700	921	912	864
American Insulated Glass, LLC	12/21/23	Building Materials	6.50%	3M L+550	14,625	14,481	14,479
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	6.75%	1M L+525	6,500	6,378	6,370
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	1M L+550	6,569	6,518	6,504
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	—	3,347	3,313	3,313
Applied Technical Services, LLC	12/29/26	Environmental Services	6.75%	3M L+575	7,444	7,336	7,295
Bottom Line Systems, LLC	02/13/23	Healthcare, Education and Childcare	6.25%	1M L+550	13,729	13,674	13,729
Crash Champions, LLC	08/05/25	Auto Sector	6.00%	1M L+525	5,985	5,873	5,865
DRS Holdings III, Inc.	11/03/25	Consumer Products	7.25%	1M L+625	13,428	13,335	13,334
ECL Entertainment, LLC	03/31/28	Hotels, Motels, Inns and Gaming	8.25%	3M L+750	4,604	4,560	4,707
ECM Industries, LLC	12/23/25	Electronics	5.50%	3M L+450	2,827	2,805	2,770
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	7.00%	3M L+600	7,463	7,360	7,425
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	6.00%	3M L+500	5,955	5,819	5,895
Holdco Sands Intermediate, LLC	12/19/25	Aerospace and Defense	7.50%	3M L+600	12,071	11,934	12,010
HW Holdco, LLC	12/10/24	Media	5.50%	3M L+450	14,588	14,499	14,442
IMIA Holdings, Inc.	04/09/27	Aerospace and Defense	6.75%	3M L+600	9,059	8,890	8,878
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	6.50%	3M L+550	7,868	7,803	7,829
Juniper Landscaping of Florida, LLC	12/22/21	Personal, Food and Miscellaneous Services	6.50%	3M L+550	9,420	9,420	9,420
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	8.00%	1M L+700	14,588	14,479	14,199
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	8.50%	3M L+750	2,120	2,107	1,987
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	6.75%	1M L+550	12,472	12,273	12,472
Lombart Brothers, Inc.	04/13/23	Healthcare, Education and Childcare	7.25%	1M L+825	16,817	16,729	16,817
MAG DS Corp.	04/01/27	Aerospace and Defense	6.50%	1M L+550	5,837	5,581	5,253
Mars Acquisition Holdings Corp.	05/14/26	Media	6.50%	1M L+575	8,000	7,852	7,920
MBS Holdings, Inc.	04/16/27	Telecommunications	6.75%	3M L+550	7,481	7,338	7,332
MeritDirect, LLC	05/23/24	Media	6.50%	3M L+550	13,386	13,272	13,252
PlayPower, Inc.	05/08/26	Consumer Products	5.65%	3M L+575	3,805	3,778	3,736
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	6.75%	3M L+600	13,335	13,202	13,068
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	6.75%	3M L+550	5,232	5,140	5,232
Recteq, LLC	01/29/26	Consumer Products	7.00%	3M L+450	9,950	9,775	9,851
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	6.50%	3M L+600	14,695	14,602	14,508
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	5.50%	1M L+550	3,246	3,217	3,206
Sales Benchmark Index LLC	01/03/25	Business Services	7.75%	3M L+750	7,632	7,526	7,442
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.00%	3M L+575	5,232	5,181	5,232
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	8.50%	1M L+525	13,500	13,397	13,365
Solutionreach, Inc.	01/17/24	Communications	6.75%	1M L+600	11,882	11,758	11,882
STV Group Incorporated	12/11/26	Transportation	5.33%	1M L+450	12,099	12,003	12,038
TAC LifePort Purchaser, LLC	03/01/26	Aerospace and Defense	7.00%	1M L+525	4,967	4,891	4,966
TeleGuam Holdings, LLC	11/20/25	Telecommunications	5.50%	3M L+525	4,593	4,558	4,547
Teneo Holdings LLC	07/18/25	Financial Services	6.25%	1M L+575	2,997	2,884	2,981
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	6.25%	1M L+625	5,593	5,537	5,425
TVC Enterprises, LLC	03/26/26	Transportation	6.75%	3M L+550	12,773	12,643	12,773
TWS Acquisition Corporation	06/16/25	Education	7.25%	3M L+450	9,648	9,515	9,648
Tyto Athene, LLC	04/03/28	Aerospace and Defense	6.25%	1M L+675	9,950	9,853	9,950
UBEO, LLC	04/03/24	Printing and Publishing	5.50%	1M L+500	4,710	4,676	4,687
Vision Purchaser Corporation	06/10/25	Media	7.75%	3M L+675	14,249	14,056	14,035
Wildcat Buyerco, Inc.	02/27/26	Electronics	6.00%	3M L+500	7,425	7,360	7,388

Total First Lien Secured Debt					409,602	405,009	405,232
Cash and Cash Equivalents—16.2%
BlackRock Federal FD Institutional 30						11,013	11,013
US Bank Cash						—	—
Total Cash and Cash Equivalents						11,013	11,013
Total Investments and Cash Equivalents—611.8%						$416,023	$416,246
Liabilities in Excess of Other Assets—(511.8)%							(348,213)
Members' Equity—100.0%							$68,032

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

Below is the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2022	September 30, 2021
Assets
Investments at fair value (cost—$738,219 and $405,009, respectively)	$730,108	$405,233
Cash and cash equivalents (cost—$42,966 and $11,013, respectively)	42,966	11,013
Receivable for investments sold	3,870	—
Interest receivable	2,970	1,175
Prepaid expenses and other assets	1,373	—
Total assets	781,287	417,421
Liabilities
Credit facility payable	257,600	224,000
2034 Asset-backed debt, net (par—$246,000)	243,896	—
Notes payable to members	145,472	106,041
Payable for investments purchased	37,658	12,793
Interest payable on credit facility and asset backed debt	4,676	1,499
Distribution payable to Members	4,000	2,800
Interest payable on notes to members	2,703	1,644
Accrued expenses	820	612
Total liabilities	696,825	349,389
Commitments and contingencies (See Note 11)
Members' equity	84,462	68,032
Total liabilities and members' equity	$781,287	$417,421

*For the years ended of September 30, 2022 and 2021, PSLF did not have any unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	2022	2021
Investment income:
Interest	$37,905	$27,489
Other income	246	1,803
Total investment income	38,151	29,292
Expenses:
Interest expense on credit facility and asset-backed debt	11,023	6,284
Interest expense on notes to members	11,692	9,533
Administrative services expenses	1,171	1,172
General and administrative expenses	447	447
Total expenses	24,333	17,436
Net investment income	13,818	11,856
Realized and unrealized gain (loss) on investments:
Net realized gain on investments	376	545
Net change in unrealized appreciation (depreciation) on investments	(8,334)	4,880
Net realized and unrealized gain (loss) from investments	(7,958)	5,425
Net increase (decrease) in members' equity resulting from operations	$5,860	$17,281

* No management or incentive fees are payable by PSLF

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Truist Credit Facility and our SBA debentures are classified as Level 3. Our 2024 Notes are classified as Level 1, and our 2026 Notes and 2026 Notes-2 are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2024 Notes, our 2026 Notes, our 2026-2 Notes and our Truist Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

The remainder of our investment portfolio and our long-term Truist Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$44,530	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	569,488	Market Comparable	Market yield	7.0% - 20.2% (10.8%)
First lien	16,946	Market Comparable	EBITDA multiple	14.0x
Second lien	21,600	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	108,336	Market Comparable	Market yield	13.3% - 17.0% (14.4%)
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Subordinated debt / corporate notes	141,265	Market Comparable	Market yield	10.8% - 17.2% (12.3%)
Equity	215,131	Enterprise Market Value	EBITDA multiple	3.3x - 21.4x (9.1x)
Equity	42,031	Enterprise Market Value	DLOM(2)	11.8%
Total Level 3 investments	$1,159,327

Truist Credit Facility	$376,687	Market Comparable	Market yield	2.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

Asset Category	Fair value at September 30, 2021	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$90,266	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	462,264	Market Comparable	Market yield	6.1% – 13.1% (8.1%)
Second lien	39,298	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	126,509	Market Comparable	Market yield	10.3% – 11.5% (10.7%)
Second lien	11,087	Enterprise Market Value	EBITDA multiple	5.4x
Subordinated debt / corporate notes	121,170	Market Comparable	Market yield	9.6% – 17.1% (12.5%)
Equity	278,486	Enterprise Market Value	EBITDA multiple	2.6x – 18.5x (8.5x)
Equity	60,808	Enterprise Market Value	DLOM(2)	9.3%
Equity	21,133	Market Comparable	Market yield	20.4%
Total Level 3 investments	$1,211,021

Truist Credit Facility	$314,813	Market Comparable	Market yield	2.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability

Our investments, cash and cash equivalents, Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy ($ in thousands):

	Fair Value at September 30, 2022
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$902,165	$—	$—	$902,165	$—
Equity investments	324,136	304	—	257,162	66,670
Total investments	1,226,301	304	—	1,159,327	66,670
Cash and cash equivalents	52,666	52,666	—	—	—
Total investments and cash and cash equivalents	$1,278,967	$52,970	$—	$1,159,327	$66,670
Truist Credit Facility	$376,687	$—	$—	$376,687	$—
SBA Debentures (2)	19,686	—	—	19,686	—
2026 Notes (2)	146,767	—	146,767	—	—
2026-2 Notes (2)	161,373	—	161,373	—	—
Total debt	$704,513	$—	$308,140	$396,373	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes, the 2026 Notes, and the 2026 Notes-2 and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2022, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2021
Description	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$850,593	$—	$—	$850,593	$—
Equity investments	404,697	3,109	—	360,428	41,160
Total investments	1,255,290	3,109	—	1,211,021	41,160
Cash and cash equivalents	20,357	20,357	—	—	—
Total investments and cash and cash equivalents	$1,275,647	$23,466	$—	$1,211,021	$41,160
Truist Credit Facility	$314,813	$—	$—	$314,813	$—
SBA Debentures (2)	62,159	—	—	62,159	—
2024 Notes (2)	84,503	84,503	—	—	—
2026 Notes (2)	145,865	—	145,865	—	—
Total debt	$607,340	$84,503	$145,865	$376,972	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply ASC 825-10 to the SBA debentures or the 2024 Notes, the 2026 Notes, and the 2026 Notes-2 and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2022, the carrying value of the SBA debentures approximates the fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2022
Description	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,427	$1,211,020
Net realized gain (loss)	(10,262)	54,065	43,803
Net change in unrealized depreciation	(38,617)	(65,743)	(104,360)
Purchases, PIK interest, net discount accretion and non-cash exchanges	870,284	86,821	957,105
Sales, repayments and non-cash exchanges	(769,833)	(178,408)	(948,241)
Transfers in to / out of Level 3	—	—	—
Ending Balance	$902,165	$257,162	$1,159,327
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$(33,393)	$(66,254)	$(99,647)

	Year Ended September 30, 2021
Description	Debt investments	Equity investments	Totals
Beginning Balance	$773,426	$270,754	$1,044,180
Net realized gain (loss)	(2,770)	32,723	29,953
Net change in unrealized depreciation	32,159	79,804	111,963
Purchases, PIK interest, net discount accretion and non-cash exchanges	414,127	45,270	459,397
Sales, repayments and non-cash exchanges	(366,349)	(68,124)	(434,473)
Transfers in to / out of Level 3	—	—	—
Ending Balance	$850,593	$360,427	$1,211,020
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date.	$29,959	$85,913	$115,872

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Years Ended September 30,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $316,545 and $388,252, respectively)	$314,813	$360,702
Net change in unrealized (depreciation) appreciation included in earnings	(7,501)	17,818
Borrowings (1)	860,841	310,312
Repayments (1)	(791,466)	(374,019)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $385,920 and $316,545, respectively)	$376,687	$314,813
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $385,920 and $316,545, respectively)	$376,687	$314,813

(1)
Excludes temporary draws.

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£ and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$40,187	December 31, 2022	$(9,233)

As of September 30, 2021, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£ and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£29,000	$40,045	$39,102	December 17, 2021	$(943)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of $5.1 million, zero, and zero relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2022, 2021, and 2020, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, the 2026 Notes-2 and the SBA debentures.

For the year ended September 30, 2022, the Truist Credit Facility had a net change in unrealized depreciation of $7.5 million. For the year ended September 30, 2021 and 2020, the Truist Credit Facility had a net change in unrealized appreciation of $17.8 million, For the year ended September 30, 2020, the Truist Credit Facility had a net change in unrealized depreciation of $12.3 million. As of September 30, 2022, the net unrealized depreciation on Truist Credit Facility totaled $9.2 million. As of September 30, 2021, the net unrealized depreciation on Truist Credit Facility totaled $1.7 million. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2022 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2021	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2022	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$41,379	$10,403	$—	$(5,787)	$45,995	$3,512	$—	$—	$—
Mailsouth Inc.	22,100	1,296	—	$(23,396)	$—	—	1,309	—	—
PennantPark Senior Loan Fund, LLC *	105,314	39,325	—	$(5,530)	$139,109	7,074	—	9,075	—
PT Networks, LLC (3)	134,125	9,917	(234,974)	$90,932	$—	—	2,674	—	140,898
RAM Energy LLC	81,710	—	—	$(7,428)	$74,282	—	—	—	—
Total Controlled Affiliates	$384,628	$60,941	$(234,974)	$48,791	$259,386	$10,586	$3,983	$9,075	$140,898
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC (2)	$64,292	$34,201	$(61,168)	(4,534)	$32,791	$1,361	$—	$—	$(28,208)
ETX Energy, LLC	—	—	(38,541)	38,541	-	—	—	—	(37,447)
JF International	—	1,969	—	—	1,969	—	—	—	—
MidOcean JF Holdings Corp.	50,161	—	(40,182)	(9,979)	—	—	—	—	—
Total Non-Controlled Affiliates	$114,453	$36,170	$(139,891)	$24,028	$34,760	$1,361	$—	$—	$(65,655)
Total Controlled and Non-Controlled Affiliates	$499,081	$97,111	$(374,865)	$72,819	$294,146	$11,947	$3,983	$9,075	$75,243

(1)
Includes PIK.
(2)
Cascade Environmental Holdings, LLC became a controlled affiliate during the year ended September 30, 2022.
(3)
On February 14, 2022, we disposed of our equity interests in PT Networks, LLC.

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Years Ended September 30,
	2022	2021	2020
Numerator for net increase (decrease) in net assets resulting from operations	$(24,740)	$166,617	$(15,970)
Denominator for basic and diluted weighted average shares	66,254,150	67,045,105	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(0.37)	$2.49	$(0.24)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

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

As of September 30, 2022 and 2021, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes ($ in thousands):

	Years Ended September 30,
	2022	2021	2020
Decrease in paid-in capital	$(25,577)	$(632)	$(567)
Increase (Decrease) in accumulated net realized gain	18,347	(1,773)	(1,806)
Increase in undistributed net investment income	7,230	2,406	2,373

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income ($ in thousands):

	Years Ended September 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(24,740)	$166,617	$(15,970)
Net realized (gain) loss on investments	(34,756)	(30,021)	20,827
Net change in unrealized (appreciation) depreciation on investments and debt	103,439	(100,120)	33,873
Other book-to-tax differences	9,490	(5,333)	1,752
Other non-deductible expenses	3,691	2,647	2,838
Taxable income before dividends paid deduction	$57,124	$33,790	$43,320

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	As of September 30,
	2022	2021	2020
Undistributed net investment income – tax basis	$46,283	$23,560	$21,934
Short-term realized loss carried forward	(2,065)	(1,578)	(2,528)
Long-term realized loss carried forward	(103,119)	$(165,037)	$(198,741)
Distributions payable and other book to tax differences	(37,103)	(15,368)	(18,407)
Net unrealized appreciation (depreciation) on investments and debt	(66,665)	31,507	(64,241)
Total accumulated deficit – book basis	$(162,669)	$(126,916)	$(261,983)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2022	2021	2020
Ordinary income (including short-term gains, if any)	$36,590	$32,182	$40,227
Long-term capital gain	—	—	—
Total distributions	$36,590	$32,182	$40,227
Total distributions declared per share	$0.56	$0.48	$0.60

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2022 and 2021, cash and cash equivalents consisted of money market funds in the amounts of $52.7 million and $20.4 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30 ($in thousands, except per share data):

	2022	2021	2020	2019	2018
Per Share Data:
Net asset value, beginning of year	$9.85	$7.84	$8.68	$9.11	$9.10
Net investment income (1)	0.66	0.54	0.58	0.66	0.75
Net realized and unrealized (loss) gain (1)	(1.03)	1.94	(0.82)	(0.42)	(0.07)
Net (decrease) increase in net assets resulting from operations (1)	(0.37)	2.49	(0.24)	0.24	0.68
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.56)	(0.48)	(0.60)	(0.72)	(0.72)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(0.56)	(0.48)	(0.60)	(0.72)	(0.72)
Repurchase of common stock (1)	0.06	—	—	0.05	0.05
Net asset value, end of year	$8.98	$9.85	$7.84	$8.68	$9.11
Per share market value, end of year	$5.46	$6.49	$3.19	$6.27	$7.46
Total return (3)	(8.42)%	120.98%	(39.62)%	(6.28)%	9.70%
Shares outstanding at end of year	65,224,500	67,045,105	67,045,105	67,045,105	69,053,958
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (6)	4.17%	3.74%	4.91%	4.83%	4.99%
Ratio of interest and expenses on debt to average net assets (5)	5.19%	3.73%	6.22%	6.29%	3.54%
Ratio of total expenses to average net assets (5), (6)	9.36%	7.47%	11.13%	11.12%	8.53%
Ratio of net investment income to average net assets (5)	6.74%	6.04%	7.01%	7.35%	8.28%
Net assets at end of year	$585,565	$660,144	$525,709	$581,906	$628,902
Weighted average debt outstanding (7)	$695,267	$649,666	$794,641	$638,424	$504,964
Weighted average debt per share (1), (7)	$10.49	$9.69	$11.85	$9.43	$7.14
Asset coverage per unit (8)	$1,855	$2,208	$2,078	$2,066	$2,919
Average market value per unit (9), (10)	$—	$25.13	$23.47	$24.87	$—
Portfolio turnover ratio	70.41%	37.74%	12.74%	35.44%	56.51%

(1)
Based on the weighted average shares outstanding for the respective periods.
(2)
The tax status of distributions is calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP, and reported on Form 1099-DIV each calendar year.
(3)
Based on the change in market price per share during the period and assumes distributions, if any, are reinvested.
(4)
Excludes debt related costs.
(5)
Includes interest and expenses on debt (annualized) as well as Truist Credit Facility amendment and debt issuance costs, if any (not annualized).
(6)
For the years ended September 30, 2020, 2019 and 2018, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 4.65%, 5.26% and 5.21% , respectively, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 9.12%, 11.48% and 8.75%, respectively.
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
(10)
The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG,” which were issued in increments of $25 per unit and commenced trading on September 30, 2019. The 2024 Notes were redeemed in full on November 13, 2021 and no amounts were outstanding as of September 30, 2022.
11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2022, 2021 and 2020, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2, was 4.8%, 3.5%, and 4.0%, respectively. As of September 30, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2022 and 2021, our asset coverage ratio, as computed in accordance with the 1940 Act, was 186% and 221%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2022

Truist Credit Facility

As of September 30, 2022, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2022 and 2021, we had $385.9 million and $316.5 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 4.8% and 2.4%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2022 and 2021. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of September 30, 2022 and 2021, we had $114.1 million and $118.5 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2022, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $20.0 million and $63.5 million as of September 30, 2022 and 2021, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both September 30, 2022 and 2021, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the years ended September 30, 2022 and 2021, $43.5 million and $55.0 million in SBA debentures were repaid, respectively. As of September 30, 2022 and 2021, the unamortized fees on the SBA debentures were $0.3 million and $1.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows ($in thousands):

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9	20,000
Weighted Average Rate / Total		2.9%	$20,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2021 Principal Balance
September 20, 2017	September 1, 2027	2.9	27,500
March 21, 2018	March 1, 2028	3.5	36,000
Weighted Average Rate / Total		3.5%	$63,500

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting).

2024 Notes

As of September 30, 2022 and 2021, we had zero and $86.3 million in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

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

September 30, 2022

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2022 and 2021, we had $169.2 million and $104.8 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2022, PennantPark Senior Loan Fund, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. In accordance with Rule 3-09, separate audited financial statements of RAM Energy Holdings LLC for the years ended September 30, 2021 , 2020 and 2019 are being filed herewith as Exhibit 99.2, and Exhibit 99.3, respectively. In addition, audited financial statements for the year ending September 30, 2022 will be filed for RAM Energy Holdings LLC will be filed via Form 10-K/A at a later date. Similarly, in accordance with Rule 4-08(g) of Regulation S-X, which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4 to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements. Our investment in PT Networks, LLC was realized on February 14, 2022.

Founded in 2001, Pivot Health Solutions (“PT Network”) is one of the nation’s fastest growing physical therapy, occupational health, and onsite corporate health providers. PT Network has more than 250 physical therapy clinics throughout the Eastern region, 12 occupational health locations in Maryland and Delaware, and 150 onsite health clinics throughout the United States. PT Network offers patients individualized care through a full range of physical therapy services and specialty offerings. PT Network also operates a direct-to-employer business unit, Onsite Innovations, a unique and differentiated offering with its focus on prevention of employee injuries at an employer’s onsite location.

On February 15, 2022, the Company sold its investment in PT Network. Below is certain selected key financial data from PT Network’s Balance Sheet at September 31, 2021 and 2020 and the twelve months ended December 31, 2021, 2020 and 2019 Income Statement for the periods in which our investment in PT Network exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

PT Networks, LLC:

Balance Sheet	September 30, 2022	September 30, 2021
Current assets	$—	$55,422
Noncurrent assets	—	217,045
Current liabilities	—	31,451
Noncurrent liabilities	$—	$211,047

	Years Ended September 30,
Income Statement	2022	2021	2020
Total revenue	$—	$254,761	$213,886
Total expenses	—	(252,188)	(225,655)
Net loss	$—	$2,573	$(11,769)

RAM Energy Holdings LLC:

Balance Sheet	September 30, 2022	September 30, 2021
Current assets	$21,051	$32,239
Noncurrent assets	71,411	52,567
Current liabilities	24,721	15,058
Noncurrent liabilities	$40,921	$47,391

	Years Ended September 30,
Income Statement	2022	2021	2020
Total revenue	$52,051	$57,931	$30,586
Total expenses	(47,589)	(39,511)	(75,915)
Net loss	$4,462	$18,420	$(45,329)

14. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common stock. During the year ended September 30, 2022, we repurchased 1,820,605 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $13.2 million. During the year ended September 30, 2021 and 2020, we did not make any repurchases of shares of our common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Notwithstanding the material weakness, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented.

b)
Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, is incorporated by reference herein.

c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K for a description of a material weakness identified by Management.

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Refer to Item 8 starting on page 59.
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

4.4	Form of 4.50% Notes due 2026 (included as part of Exhibit 4.3).

4.5

Fifth Supplemental Indenture, dated as of October 21, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 814-00736), filed on October 21, 2021).

4.6	Form of 4.00% Notes due 2026 (included as part of Exhibit 4.5).

4.7	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-K (File No. 814-00736), filed November 21, 2019).

10.1

Amended and Restated Administration Agreement between the Registrant and PennantPark Investment Administration LLC dated July 1, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 814-00736), filed on August 3, 2022).

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

10.10

Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of July 29, 2022, among the Registrant, the lenders party thereto and Truist Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 814-00736), filed on August 3, 2022).

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

23.2*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Privacy Policy of the Registrant

99.2*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2021.

99.3*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2020.

99.4*	Report of RSM US LLP on Senior Securities Table.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2022.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 17, 2022
Arthur H. Penn

/s/ RICHARD T. ALLOTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 17, 2022
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	November 17, 2022
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	November 17, 2022
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	November 17, 2022
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	November 17, 2022
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	November 17, 2022
José A. Briones, Jr.