Form 10-K/A
period 2022-09-30
PENNANTPARK INVESTMENT CORP
filed 2022-12-23
CIK 1383414

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2022 based on the closing price on that date of $7.78 on The New York Stock Exchange was approximately $514.5 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 65,224,500 shares of the Registrant’s common stock outstanding as of December 22, 2022.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission on December 7, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

PennantPark Investment Corporation, a Maryland corporation, or together with its subsidiaries, where applicable, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1, or the Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, or the Form 10-K, which was initially filed with the Securities and Exchange Commission, or the SEC, on November 17, 2022.

We are filing this Amendment to provide stand-alone audited financial statements for our investment in an unconsolidated controlled portfolio company, RAM Energy Holdings LLC, or RAM Holdings, as of and for the year ended September 30, 2022 (as Exhibit 99.2) as well as of and for the years ended September 30, 2021 (as Exhibit 99.3) and September 30, 2020 (as Exhibit 99.4).

We have determined that this unconsolidated controlled portfolio company has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to provide separate audited financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate audited financial statements of RAM Holdings are being filed as an amendment to the Form 10-K, within 90 days after the end of RAM Holdings' fiscal year.

This Amendment also includes the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended, and also corrects the numbering, hyperlink and exhibit description for Exhibit 10.9 below.

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

10.9

Fifth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement and Second Amended and Restated Guarantee and Security Agreement, dated as of July 29, 2022, among the Registrant, the lenders party thereto and Truist Bank, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 814-00736), filed on August 3, 2022).

14.1	Joint Code of Ethics of the Registrant.

21.1	Subsidiaries of the Registrant.

23.1	Consent of RSM US LLP.

23.2*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant

99.2*	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2022

99.3	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2021.

99.4	Audited Consolidated Financial Statements of RAM Energy Holdings LLC and Subsidiaries for the Year Ended September 30, 2020.

99.5	Report of RSM US LLP, on Senior Securities Table. RSM US LLP, New York, New York (PCAOB ID: 49)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2022

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 22, 2022
Arthur H. Penn

/s/ RICHARD T. ALLOTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 22, 2022
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	December 22, 2022
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	December 22, 2022
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	December 22, 2022
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	December 22, 2022
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	December 22, 2022
José A. Briones, Jr.