Form 10-Q
period 2022-12-31
PENNANTPARK INVESTMENT CORP
filed 2023-02-08
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue, Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

(786) 297-9500

(Registrant’s Telephone Number, Including Area Code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 8, 2023 was 65,224,500.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

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

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$929,937 and $882,513 respectively)	$928,888	$932,155
Non-controlled, affiliated investments (cost—$38,431 and $37,612, respectively)	35,579	34,760
Controlled, affiliated investments (cost—395,134 and $381,904, respectively)	231,568	259,386
Total investments (cost—$1,363,502 and $1,302,029, respectively)	1,196,035	1,226,301
Cash and cash equivalents (cost—$28,558 and $52,844, respectively)	28,556	52,666
Interest receivable	4,124	3,593
Receivable for investments sold	—	29,494
Distribution receivable	3,256	2,420
Prepaid expenses and other assets	4,036	4,036
Total assets	1,236,007	1,318,510
Liabilities
Distributions payable	10,762	9,784
Payable for investments purchased	8,325	—
Truist Credit Facility payable, at fair value (cost—$380,920 and $385,920, respectively) (See Notes 5 and 10)	367,308	376,687
2026 Notes payable, net (par— $150,000) (See Notes 5 and 10)	146,993	146,767
2026 Notes-2 payable, net (par— $165,000) (See Notes 5 and 10)	161,586	161,373
SBA debentures payable, net (par—$20,000) (See Notes 5 and 10)	19,701	19,686
Base-management fee payable, net (See Note 3)	4,602	4,849
Incentive fee payable (See Note 3)	2,192	—
Interest payable on debt	3,291	6,264
Accrued other expenses	2,155	6,639
Current tax liability	6,183	896
Total liabilities	733,098	732,945
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,224,500 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	748,169	748,169
Accumulated deficit	(245,325)	(162,669)
Total net assets	$502,909	$585,565
Total liabilities and net assets	$1,236,007	$1,318,510
Net asset value per share	$7.71	$8.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$22,231	$15,540
Payment-in-kind	—	2,410
Other income	487	4,191
From controlled, affiliated investments:
Interest	2,858	2,267
Payment-in-kind	1,131	2,126
Dividend income	3,256	1,815
Total investment income	29,963	28,349
Expenses:
Base management fee (See Note 3)	4,602	5,109
Performance-based incentive fee (See Note 3)	2,192	2,657
Interest and expenses on debt (See Note 10)	9,729	6,886
Administrative services expenses (See Note 3)	266	250
Other general and administrative expenses	841	723
Expenses before provision for taxes	17,630	15,625
Provision for taxes on net investment income	2,000	200
Net expenses	19,630	15,825
Net investment income	10,333	12,524
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	4,064	5,201
Non-controlled and controlled, affiliated investments	—	(31,274)
Debt extinguishment	—	(1,669)
Net realized gain (loss) on investments and debt	4,064	(27,742)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(50,517)	(49,603)
Non-controlled and controlled, affiliated investments	(41,048)	96,372
Provision for taxes on unrealized appreciation (depreciation) on investments	896	(5,045)
Debt appreciation (depreciation) (See Notes 5 and 10)	4,378	(996)
Net change in unrealized appreciation (depreciation) on investments and debt	(86,291)	40,728
Net realized and unrealized gain (loss) from investments and debt	(82,227)	12,986
Net increase (decrease) in net assets resulting from operations	(71,894)	25,510
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$(1.10)	$0.38
Net investment income per common share	$0.16	$0.19

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands)

	Three Months Ended December 31,
	2022	2021
Net increase (decrease) in net assets resulting from operations:
Net investment income	$10,333	$12,524
Net realized gain (loss) on investments and debt	4,064	(27,742)
Net change in unrealized appreciation (depreciation) on investments	(91,565)	46,769
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	896	(5,045)
Net change in unrealized (appreciation) depreciation on debt	4,378	(996)
Net increase (decrease) in net assets resulting from operations	(71,894)	25,510
Distributions to stockholders:	(10,762)	(8,045)
Net increase (decrease) in net assets	(82,656)	17,465
Net assets:
Beginning of period	585,565	660,144
End of period	$502,909	$677,609

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(71,894)	$25,510
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	91,565	(46,769)
Net change in unrealized appreciation (depreciation) on debt	(4,378)	996
Net realized (gain) loss on investments	(4,064)	26,073
Net accretion of discount and amortization of premium	(822)	(2,065)
Purchases of investments	(86,182)	(295,136)
Payment-in-kind income	(1,131)	(4,451)
Proceeds from dispositions of investments	30,620	132,246
Amortization of deferred financing costs	454	565
(Increase) or Decrease in:
Interest receivable	(531)	(449)
Receivables from investments sold	29,494	(12,821)
Distribution receivable	(836)	(121)
Increase or (Decrease) in:
Payable for investments purchased	8,325	(7,812)
Interest payable on debt	(2,973)	(931)
Base management fee payable, net	(247)	529
Performance-based incentive fee payable, net	2,192	2,082
Deferred tax liability	5,287	5,045
Accrued other expenses	(4,485)	159
Net cash provided by (used in) operating activities	(9,606)	(177,350)
Cash flows from financing activities:
Distributions paid to stockholders	(9,784)	(8,045)
Net repayments of the 2024 Notes issuance	—	(84,581)
Proceeds from 2026 Notes-2 issuance	—	160,519
Borrowings under Truist Credit Facility	44,000	416,897
Repayments under Truist Credit Facility	(49,000)	(288,218)
Net cash provided by (used in) financing activities	(14,784)	196,572
Net increase (decrease) in cash equivalents	(24,390)	19,222
Effect of exchange rate changes on cash	280	2
Cash and cash equivalents, beginning of period	52,666	20,357
Cash and cash equivalents, end of period	$28,556	$39,581
Supplemental disclosure of cash flow information:
Interest paid	$12,248	$7,252
Taxes paid	$299	$695
Non-cash exchanges and conversions	$—	$(31,274)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

DECEMBER 31, 2022

(In thousands, except share data)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—184.7% of Net Assets (1), (2)
First Lien Secured Debt—122.1% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.12%	3M L+650	11,215	$10,998	$10,997
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Personal, Food and Miscellaneous Services	—	—	5,747	-	-
A1 Garage Merger Sub, LLC (Revolver) (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	-
Ad.net Acquisition, LLC (Revolver)	05/06/2026	Media	10.84%	3M L+600	356	356	353
Ad.net Acquisition, LLC (Revolver) (7)	05/06/2026	Media	—	—	89	-	(1)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	10.73%	3M L+600	50	50	49
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	(2)
American Insulated Glass, LLC	12/21/2023	Building Materials	9.25%	3M L+550	3,319	3,304	3,319
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7)	05/23/2024	Media	—	—	1,612	—	—
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	10.17%	3M L+525	4,120	4,092	4,007
Any Hour Services (Revolver)	07/21/2027	Personal, Food and Miscellaneous Services	10.17%	3M L+585	229	229	223
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	918	—	(25)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	7.60%	1M L+550	1,331	1,331	1,324
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	9.08%	1M L+550	1,893	1,875	1,883
Apex Service Partners, LLC (Revolver)	07/31/2025	Personal, Food and Miscellaneous Services	9.67%	3M L+525	645	645	641
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Personal, Food and Miscellaneous Services	—	—	287	—	(1)
Applied Technical Services, LLC	12/29/2026	Environmental Services	9.69%	3M L+575	1,534	1,519	1,495
Applied Technical Services, LLC (7)	04/21/2023	Environmental Services	—	—	1,457	—	(20)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	12.25%	3M P+475	400	400	390
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	600	—	(15)
Arcfield Acquisition Corp. (Revolver) (7)	03/07/2028	Aerospace and Defense	—	—	2,263	—	(45)
Berwick Industrial Park	04/28/2023	Buildings and Real Estate	11.00%	—	4,000	3,974	3,956
Beta Plus Technologies, Inc.	07/01/2029	Business Services	9.37%	SOFR+525	4,988	4,895	4,938
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distribution	9.65%	3M L+500	1,407	1,392	1,376
Blackhawk Industrial Distribution, Inc.(7)	09/17/2024	Distribution	—	—	3,808	—	(48)
Blackhawk Industrial Distribution, Inc. (Revolver)	09/17/2024	Distribution	10.06%	3M L+500	1,030	1,030	976
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distribution	—	—	2,402	—	(125)
Broder Bros., Co.	12/04/2025	Consumer Products	9.60%	3M L+600	10,031	10,031	10,031
Cartessa Aesthetics, LLC	05/13/2028	Distribution	10.58%	1M L+600	34,315	33,680	33,972
Cartessa Aesthetics, LLC - (Revolver)	05/13/2028	Distribution	10.58%	1M L+600	1,265	1,265	1,253
Cartessa Aesthetics, LLC - (Revolver) (7)	05/13/2028	Distribution	—	—	2,297	—	(23)
CF512, Inc.	08/20/2026	Media	10.75%	3M L+600	6,720	6,635	6,585
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(18)
Compex Legal Services, Inc.	02/09/2026	Business Services	9.97%	3M L+525	851	841	849
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	9.61%	3M L+525	328	328	327
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	328	—	(1)
Connatix Buyer, Inc. (7)	01/13/2023	Media	—	—	3,158	—	(71)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,859	—	(60)
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	10.16%	3M L+575	2,595	2,568	2,569
Crane 1 Services, Inc. (Revolver)	08/16/2027	Personal, Food and Miscellaneous Services	10.48%	1M L+575	175	175	173
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	117	—	(1)
DermaRite Industries LLC	06/30/2023	Manufacturing / Basic Industries	11.73%	1M L+700	8,755	8,743	5,288
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	9.69%	3M L+600	12,897	12,720	12,704
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	2,000	—	(10)
Dr. Squatch, LLC (Revolver)	08/31/2027	Personal and Non-Durable Consumer Products	10.46%	1M L+600	775	775	764
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	1,551	—	(23)
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(57)
ECL Entertainment, LLC	05/01/2028	Hotels, Motels, Inns and Gaming	11.88%	1M L+750	19,108	18,974	19,044
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	9.50%	3M L+475	194	194	185
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	323	—	(15)
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	10.91%	3M L+625	7,500	7,388	7,388
EDS Buyer, LLC - Unfunded Term Loan	12/22/2028	Aerospace and Defense	—	—	5,625	—	—
EDS Buyer, LLC - (Revolver) (7)	12/22/2028	Aerospace and Defense	—	—	1,688	—	—
Exigo Intermediate II, LLC	03/15/2027	Business Services	10.13%	3M L+575	24,813	24,485	24,316
Exigo Intermediate II, LLC (7)	03/15/2024	Business Services	—	—	7,424	—	(93)
Exigo Intermediate II, LLC (Revolver)	03/15/2027	Business Services	10.13%	3M L+575	371	371	364
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,485	—	(30)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	9.48%	3M L+475	738	735	699
Gantech Acquisition Corp.	05/14/2026	Business Services	10.63%	1M L+625	16,723	16,477	16,221
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	10.57%	1M L+625	664	664	644
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,327	—	(40)
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.23%	3M L+550	174	172	168
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	718	—	(16)
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	10.51%	3M L+575	310	310	297
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	459	—	(18)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	9.79%	1M L+550	160	160	157
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	590	—	(12)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	1,913	1,879	1,875
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(79)
HV Watterson Holdings, LLC	12/17/2026	Business Services	10.73%	1M L+600	281	279	267
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	(99)
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	9.69%	3M L+600	200	200	190
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	1,050	—	(55)
HW Holdco, LLC	12/10/2024	Media	7.81%	3M L+500	10,162	10,063	10,035
HW Holdco, LLC (7)	12/10/2024	Media	—	—	3,049	—	(8)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387	—	(42)
Icon Partners III, LP	05/11/2028	Auto Sector	8.82%	3M L+450	1,990	1,593	1,336
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.73%	3M L+700	3,676	3,572	3,602
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	(146)
IG Investments Holdings, LLC (Revolver)	09/22/2027	Business Services	10.39%	3M L+600	191	191	188
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	286	—	(4)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(47)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(51)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	11.95%	3M L+715	20,454	20,245	20,045

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.40%	3M L+685	6,136	$6,014	$6,014
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Personal, Food and Miscellaneous Services	—	—	3,230	—	—
Infinity Home Services Holdco, Inc.(Revolver) (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,292	—	—
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372	—	24
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	8.83%	3M L+550	9,930	9,880	9,781
ITI Holdings, Inc.	03/03/2028	Business Services	10.08%	3M L+550	8,905	8,767	8,727
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	10.77%	3M L+550	513	513	502
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	978	—	(20)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.38%	1M L+800	10,955	10,917	10,955
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	10.73%	3M L+600	24,280	23,771	23,673
Kinetic Purchaser, LLC (Revolver)	11/10/2026	Consumer Products	10.73%	3M L+600	4,854	4,854	4,732
Lash OpCo, LLC	02/18/2027	Consumer Products	11.78%	1M L+700	2,828	2,777	2,771
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	11.58%	1M L+700	742	742	728
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	1,077	—	(22)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	10.23%	1M L+565	2,056	2,034	2,027
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	10.98%	3M L+625	9,154	9,007	8,971
Ledge Lounger, Inc. (Revolver)	11/09/2026	Consumer Products	10.98%	3M L+625	644	644	631
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,288	—	(26)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	9.88%	1M L+575	2,215	2,200	2,159
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	9.88%	1M L+575	505	505	493
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	661	—	(17)
Limerick Town Cener, LLC	09/27/2023	Real Estate	12.50%	—	3,000	2,978	2,964
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	11.83%	SOFR+725	5,925	5,706	5,744
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.23%	3M L+550	4,913	4,820	4,864
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	1,209	—	(12)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(7)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.49%	3M L+600	20,287	19,949	19,835
MDI Buyer, Inc. (Revolver)	07/25/2028	Chemicals, Plastics and Rubber	10.26%	3M L+600	683	683	668
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,544	—	(19)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	9.70%	3M L+550	1,317	1,305	1,304
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	1,676	—	—
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,922	—	—
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(17)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	8.91%	3M L+500	1,340	1,328	1,286
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	539	—	(16)
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distribution	—	—	1,255	—	(31)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distribution	—	—	2,510	—	(100)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	9.83%	3M L+500	1,128	1,128	1,083
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	752	—	(30)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	—
Neptune Flood Incorporated	10/14/2026	Financial Services	10.28%	1M L+600	3,894	3,871	3,894
One Stop Mailing, LLC	05/07/2027	Cargo Transport	10.63%	3M L+625	6,990	6,876	6,781
ORL Acquisition, Inc.	09/03/2027	Business Services	9.98%	3M L+525	4,442	4,370	4,442
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	—
Ox Two, LLC	05/18/2026	Building Materials	10.84%	1M L+700	15,352	15,164	14,891
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	10.84%	3M L+700	1,935	1,935	1,877
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	484	—	(15)
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(81)
PRA Events, Inc.	08/07/2025	Business Services	15.23%	3M L+1,050	24,907	21,694	24,907
			(PIK 10.5%)
PRA Events, Inc. (Revolver) (7)	08/07/2025	Business Services	—	—	2,000	—	—
Pragmatic Institute, LLC	07/06/2028	Business Services	10.33%	3M L+575	35,252	34,757	34,899
Pragmatic Institute, LLC Term Loan (7)	07/06/2028	Business Services	—	—	7,193	—	—
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	10.33%	3M L+575	959	959	949
Pragmatic Institute, LL (Revolver) (7)	07/06/2028	Business Services	—	—	3,836	—	(38)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.11%	1M L+625	1,500	1,488	1,470
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	—	—	584	—	(6)
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	10.84%	3M L+600	423	423	414
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	106	—	(2)
Questex, LLC	09/09/2024	Media	8.98%	3M L+500	21,544	21,401	21,113
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	(72)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	9.19%	3M L+575	445	445	437
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,782	—	(36)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	10.48%	3M L+575	289	289	289
Rancho Health MSO, Inc. - Unfunded Term Loan	12/18/2025	Healthcare, Education and Childcare	—	—	761	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	10.42%	SOFR+600	5,970	5,888	5,731
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,127	—	(39)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	8.84%	3M L+550	126	126	93
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(9)
Riverside Assessments, LLC	03/10/2025	Education	9.78%	3M L+625	12,873	12,692	12,648
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(4)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	10.27%	3M L+550	593	593	584
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	5	-	-
Schlesinger Global, Inc.	07/14/2025	Business Services	11.98%	3M L+700	4,678	4,629	4,561
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	10.42%	3M L+600	30	30	30
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.73%	1M L+575	4,788	4,720	4,716
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	3,126	—	(47)
Shiftkey, LLC	06/21/2027	Business Services	10.59%	1M L+575	17,910	17,747	17,803

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

DECEMBER 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	13.23%	1M L+850	31,476	$30,850	$30,847
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	13.23%	1M L+850	1,190	1,190	1,167
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	1,786	—	(36)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	—
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(45)
Spendmend Holdings LLC	03/01/2028	Business Services	10.17%	1M L+575	9,680	9,562	9,361
Spendmend Holdings LLC (7)	03/01/2023	Business Services	—	—	2,784	—	(71)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	10.17%	3M L+575	187	187	181
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,215	—	(40)
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(38)
The Bluebird Group LLC	07/27/2026	Business Services	10.92%	3M L+700	4,859	4,777	4,767
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	(14)
The Vertex Companies, LLC	08/30/2027	Business Services	9.39%	3M L+550	1,750	1,734	1,713
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	466	—	(5)
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	9.79%	3M L+550	148	148	145
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	592	—	(12)
TVC Enterprises, LLC	03/26/2026	Transportation	9.82%	1M L+600	12,628	12,395	12,313
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(34)
TWS Acquisition Corporation	06/16/2025	Education	11.46%	1M L+625	1,143	1,143	1,143
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(34)
Unique Indoor Comfort, LLC	05/24/2027	Home and Office Furnishings	9.98%	1M L+525	36,741	36,333	35,785
Unique Indoor Comfort, LLC (7)	05/24/2027	Home and Office Furnishings	—	—	6,540	—	(105)
Unique Indoor Comfort, LLC (Revolver) (7)	05/24/2027	Home and Office Furnishings	—	—	3,000	—	(78)
Walker Edison Furniture Company LLC(6)	03/31/2027	Home and Office Furnishings	—	—	25,369	24,881	12,821
Wildcat Buyerco, Inc.	02/27/2026	Electronics	10.21%	3M L+575	3,826	3,770	3,711
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronics	10.12%	3M L+585	199	199	185
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	376	—	(26)
Zips Car Wash, LLC	03/01/2024	Auto Sector	11.53%	3M L+725	2,624	2,607	2,565
Total First Lien Secured Debt						632,198	614,127
Second Lien Secured Debt—26.0% of Net Assets
Ascensus Holdings, Inc.	08/02/2028	Financial Services	10.25%	3M L+650	3,000	2,688	2,605
Atlas Purchaser, Inc	05/07/2029	Telecommunications	14.20%	3M L+900	17,000	16,563	13,192
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	13.73%	3M L+900	17,825	17,519	17,290
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	13.16%	3M L+900	8,000	7,858	7,680
Data Axle, Inc.	04/03/2024	Other Media	12.92%	3M L+925	20,400	20,306	20,196
ENC Parent Corporation	08/19/2029	Business Services	12.23%	3M L+750	7,500	7,434	6,900
Halo Buyer, Inc.	07/06/2026	Consumer Products	12.63%	1M L+825	32,500	32,180	31,769
Inventus Power, Inc.	09/29/2024	Electronics	13.23%	3M L+850	16,593	16,411	16,427
QuantiTech LLC	02/04/2027	Aerospace and Defense	14.29%	3M L+1,000	150	149	148
VT Topco, Inc.	08/17/2026	Business Services	11.13%	3M L+675	15,000	14,935	14,550
Total Second Lien Secured Debt						136,043	130,757
Subordinated Debt/Corporate Notes—10.6% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.34%	3M L+1,150	21,000	20,296	20,265
Flock Financial, LLC	05/26/2027	Financial Services	12.50%	—	34,000	33,223	32,980
Total Subordinated Debt/Corporate Notes						53,519	53,245
Preferred Equity/Partnership Interests—1.5% of Net Assets (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	272
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	2,161
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,461
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	702
Mars Intermediate Holdings II, Inc.	—	Media	—	—	414	414	484
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	173
ORL Holdco, Inc.	—	Business Services	—	—	575	58	65
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	2,278
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	71
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	34
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						5,027	7,701
Common Equity/Partnership Interests/Warrants—24.5% of Net Assets (6)
A1 Garage Equity, LLC (9)	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,193
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	33
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,187
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	115
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	2,689
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	221
Athletico Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	7,566
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,700	834
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	703
Cartessa Aesthetics, LLC (9)	—	Distribution	—	—	3,562,500	3,563	3,956
CI (Allied) Investment Holdings, LLC (9)	—	Business Services	—	—	120,962	1,243	1,836
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	586
Cowboy Parent LLC	—	Distribution	—	—	26,360	2,782	4,109
(Blackhawk Industrial Distribution, Inc.)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	$104	$144
Delta InvestCo LP	—	Telecommunications	—	—	698,889	684	1,378
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	37	419
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,490
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	938	938
Exigo, LLC (9)	—	Business Services	—	—	1,458,333	1,458	1,553
Express Wash Topco, LLC	—	Auto Sector	—	—	658,000	3,290	3,046
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,186	469	1,418
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	6,384	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense			20,357	2,199	2,036
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	135	4,523
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	10	10
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,482
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	1,003	624
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	1,101
(American Insulated Glass, LLC) (9)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	378
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	815
Icon Partners V C, L.P.	—	Business Services	—	—	1,111,111	1,111	989
Icon Partners V C, L.P. (7)	—	Business Services	—	—	388,889	—	(43)
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,218
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	3,124
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	621
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP (9)	—	Healthcare, Education and Childcare	—	—	162,445	1,624	1,624
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	6,725
(Cano Health, LLC) (9)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	2,688	783	—
(Walker Edison Furniture Company LLC) (9)
Kentucky Racing Holdco, LLC (Warrants) (9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,678
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,705
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	918
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	119	1,509
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	498
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,519
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	139
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,215
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	734
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	3,042
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,259	179
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP (9)	—	Business Services	—	—	351,553	352	344
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	961	1,729
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	381
OHCP V BC COI, L.P. (7)	—	Distribution	—	—	303,750	—	(44)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	80
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	15,038,871	15,039	14,991
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	543
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	1,789
ProFrac Holdings Corp.	—	Oil and Gas	—	—	20,215	3,022	509
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,771,739	2,772	2,814
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	345
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	24
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,050
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	357
(Sales Benchmark Index LLC)
Seaway Topco, LP (9)	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,998
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	435
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	620
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	2,041
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,936
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	162
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	328

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	533,903	$513	$1,060
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	361,541	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	—
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	2
(The Vertex Companies, LLC)
UniVista Insurance (9)	—	Business Services	—	—	400	379	406
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,762,257	3,696	3,620
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	237,743	—	(9)
Wildcat Parent, LP	—	Electronics	—	—	2,314	230	770
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						103,150	123,058
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						929,937	928,888
Investments in Non-Controlled, Affiliated Portfolio Companies—7.1% of Net Assets (1), (2)
Preferred Equity/Partnership Interests—6.7% of Net Assets(6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,791
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	819	819	819
Total Preferred Equity/Partnership Interests						33,610	33,610
Common Equity/Partnership Interests/Warrants—0.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	1,969	1,969
Total Common Equity/Partnership Interests/Warrants						4,821	1,969
Total Investments in Non-Controlled, Affiliated Portfolio Companies						38,431	35,579
Investments in Controlled, Affiliated Portfolio Companies—46.0% of Net Assets (1), (2)
First Lien Secured Debt—9.4% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	9.85%	3M L+700	£39,190	53,923	47,141
Total First Lien Secured Debt						53,923	47,141
Second Lien Secured Debt—0% of Net Assets
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	13,342	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—19.0% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	12.44%	3M L+800	95,351	95,351	95,351
Total Subordinated Debt						95,351	95,351
Common Equity—17.7% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,329
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	54,058,415	54,121	53,806
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708	31,941
Total Common Equity						233,477	89,076
Total Investments in Controlled, Affiliated Portfolio Companies						395,134	231,568
Total Investments—237.8% of Net Assets						1,363,502	1,196,035
Cash and Cash Equivalents—5.7% of Net Assets
BlackRock Federal FD Institutional 30						23,090	23,090
BNY Mellon Cash Reserve and Cash						5,468	5,466
Total Cash and Cash Equivalents						28,558	28,556
Total Investments and Cash Equivalents—243.5% of Net Assets						$1,392,060	$1,224,591
Liabilities in Excess of Other Assets—(143.5%) of Net Assets							(721,682)
Net Assets—100.0%							$502,909

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E”, Secured Overnight Financing Rate or "SOFR", or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2022, qualifying assets represent 80% of the Company’s total assets and non-qualifying assets represent 20% of the Company’s total assets.

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable London Interbank Offered Rate, or LIBOR or “L,” the Euro Interbank Offered Rate, or EURIBOR or “E”, Secured Overnight Financing Rate or "SOFR", or Prime rate, or “P.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. LIBOR loans are typically indexed to a 30-day, 90-day or 180-day LIBOR rate (1M L, 3M L, or 6M L, respectively), and EURIBOR loans are typically indexed to a 90-day EURIBOR rate (3M E), at the borrower’s option. All securities are subject to a LIBOR or Prime rate floor where a spread is provided, unless noted. The spread provided includes payment-in-kind, or PIK, interest and other fee rates, if any.
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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2022

1. ORGANIZATION

PennantPark Investment Corporation was organized as a Maryland corporation in January 2007. We are a closed-end, externally managed, non-diversified investment company that has elected to be treated as a BDC under the 1940 Act. Our investment objective is to generate both current income and capital appreciation while seeking to preserve capital through debt and equity investments. We invest primarily in U.S. middle-market companies in the form of first lien secured debt, second lien secured debt, subordinated debt and, to a lesser extent, equity investments. On April 24, 2007, we closed our initial public offering. On April 14, 2022, trading of the Company's common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market LLC effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT.”

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

On July 31, 2020, we and certain entities and managed accounts of the private credit investment manager of Pantheon Ventures (UK) LLP, or Pantheon, entered into a limited liability company agreement to co-manage PSLF, a newly-formed unconsolidated joint venture. In connection with this transaction, we contributed in-kind our formerly wholly-owned subsidiary, Funding I. As a result of this transaction, Funding I became a wholly-owned subsidiary of PSLF and was deconsolidated from our financial statements. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. See Note 4.

We have formed the Taxable Subsidiary, which is subject to tax as a corporation. The Taxable Subsidiary allows us to hold equity securities of certain portfolio companies treated as pass-through entities for federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of December 31, 2022, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and the Investment Adviser intends to continue to affirm the exclusion on an annual basis, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of our Consolidated Financial Statements, in conformity with U.S. generally accepted accounting principles, or GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Changes in the economic and regulatory environment, financial markets, the credit worthiness of our portfolio companies and any other parameters used in determining these estimates and assumptions could cause actual results to differ from such estimates and assumptions. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions in consolidation. References to the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, as amended, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued.

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

December 31, 2022

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2022, we had two portfolio companies on non-accrual, representing 2.7% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had one portfolio company on non-accrual, representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three months ended December 31, 2022 and 2021, we recorded a provision for taxes on net investment income of $2.0 million and $0.2 million respectively, which pertains to U.S. federal excise tax.

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

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a second-tier wholly-owned subsidiary of the Company) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2022 and 2021, the Company recognized a provision for taxes of zero, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three months ended December 31, 2022 and 2021, the Company recognized a provision for taxes of $(0.9) million and $5.0, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of December 31, 2022 and September 30, 2022, the Company recognized a provision for taxes of $2.2 million and $7.1 million on net realized and unrealized gains on investments by the Taxable Subsidiary.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

During the three months ended December 31, 2022 and 2021, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the year ended September 30, 2022, the $4.0 million is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $6.2 million as of December 31, 2022 is included under accrued other expenses in the consolidated statement of assets and liabilities.

We operate in a manner to maintain our election to be subject to tax as a RIC and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and capital gain net income (if any). As a result, we will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiary. As such, a reconciliation of the differences between our reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures, but the impact of the adoption is not expected to be material.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2023. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2022 and 2021, the Investment Adviser earned base management fees of $4.6 million and $5.1 million, respectively, from us.

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

For the three months ended December 31, 2022 and 2021, the Investment Adviser earned $2.2 million and $2.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2022, and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2022 and 2021, we reimbursed the Investment Administrator approximately $0.3 million and $0.2 million, respectively, for the services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2022 and 2021.

For the three months ended December 31, 2022 and 2021 we sold zero and $48.1 million in investments to PSLF at fair value, respectively, and recognized zero and $0.1 million of net realized gains, respectively.

For the three months ended December 31, 2022 and 2021, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2022 and 2021 totaled $86.2 million and $295.1 million, respectively. Sales and repayments of investments for the three months ended December 31, 2022 and 2021 totaled $30.6 million and $132.2 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2022		September 30, 2022
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$686,122	$661,269	$652,055	$630,965
Second lien	148,426	130,757	145,542	129,936
Subordinated debt / corporate notes	53,519	53,245	53,468	53,255
Subordinated notes in PSLF	95,351	95,351	88,011	88,011
Equity	325,963	201,607	313,591	273,036
Equity in PSLF	54,121	53,806	49,362	51,098
Total investments	1,363,502	1,196,035	1,302,029	1,226,301
Cash and cash equivalents	28,558	28,556	52,844	52,666
Total investments and cash and cash equivalents	$1,392,060	$1,224,591	$1,354,873	$1,278,967

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2022	September 30, 2022
Business Services	19%	18%
Healthcare, Education and Childcare	10	12
Consumer Products	9	8
Distribution	5	5
Financial Services	5	5
Home and Office Furnishings	5	4
Telecommunications	5	5
Auto Sector	4	3
Chemicals, Plastics and Rubber	4	3
Environmental Services	4	3
Media	4	4
Aerospace and Defense	3	3
Electronics	3	3
Energy and Utilities	3	7
Personal, Food and Miscellaneous Services	3	1
Building Materials	2	2
Hotels, Motels, Inns and Gaming	2	2
Other Media	2	2
Transportation	2	2
Cargo Transport	1	1
Education	1	2
Insurance	1	1
Manufacturing / Basic Industries	1	1
Personal and Non-Durable Consumer Products	1	1
Other	1	2
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of December 31, 2022 and September 30, 2022, PSLF had total assets of $776.9 million and $781.3 million, respectively and its investment portfolio consisted of debt investments in 83 and 80 portfolio companies, respectively. As of December 31, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.8 million and the five largest investments totaled $98.0 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We and Pantheon provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2022 and September 30, 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of December 31, 2022 and September 30, 2022 our investment in PSLF consisted of subordinated notes of $95.4 million (additional $20.5 million unfunded) and $88.0 million (additional $27.9 million unfunded), respectively, and equity interests of $59.0 million (additional $13.3 million unfunded) and $54.8 million (additional $18.3 million unfunded), respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $225.0 million (reduced from $275.0 million on March 2, 2022) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 255 basis points during the investment period and is subject to leverage and borrowing base restrictions.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2022	September 30, 2022
Total investments	$734,690	$730,108
Weighted average cost yield on income producing investments	10.6%	9.4%
Number of portfolio companies in PSLF	83	80
Largest portfolio company investment at fair value	$19,846	$19,906
Total of five largest portfolio company investments at fair value	$97,994	$98,502

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

Below is a listing of PSLF’s individual investments as of December 31, 2022 ($ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)
First Lien Secured Debt - 826.1%
Ad.net Acquisition, LLC	5/6/2026	Media	10.84%	3M L+600	4,925	$4,925	$4,888
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	8.69%	3M L+800	14,975	14,604	14,376
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	10.24%	3M L+550	859	852	844
American Insulated Glass, LLC	12/21/2023	Building Materials	8.25%	3M L+575	19,846	19,817	19,846
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	10.98%	1M L+550	14,067	13,946	13,786
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	10.23%	3M L+550	14,964	14,891	14,964
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	10.17%	3M L+575	9,902	9,894	9,629
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	9.47%	3M L+575	6,569	6,507	6,536
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	9.63%	3M L+550	3,323	3,300	3,307
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.48%	3M L+500	8,804	8,713	8,583
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.02%	3M L+575	11,940	11,733	11,701
Beta Plus Technologies, Inc.	7/1/2029	Business Services	8.87%	1M L+525	15,000	14,708	14,850
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	9.50%	3M L+600	17,951	17,761	17,555
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	10.73%	3M L+600	9,937	9,937	9,937
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	9.67%	SOFR+525	900	838	812
Cartessa Aesthetics, LLC	5/13/2028	Distribution	10.58%	3M L+600	17,413	17,097	17,238
CF512, Inc.	8/20/2026	Media	9.08%	3M L+575	2,977	2,952	2,918
Connatix Buyer, Inc.	7/13/2027	Media	10.14%	1M L+550	8,999	8,983	8,707
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	10.48%	3M L+475	6,419	6,412	6,322
DRI Holding Inc.	12/21/2028	Media	9.63%	3M L+575	4,415	3,951	3,781
DRS Holdings III, Inc.	11/3/2025	Consumer Products	10.48%	3M L+600	14,670	14,598	14,201
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	9.89%	3M L+575	8,118	8,006	7,989
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	11.88%	3M L+500	4,546	4,546	4,531
ECM Industries, LLC	12/23/2025	Electronics	9.48%	3M L+600	2,808	2,752	2,675
Electro Rent Corporation	1/17/2024	Electronics	10.27%	3M L+550	4,600	4,398	4,416
Exigo Intermediate II, LLC	3/15/2027	Business Services	9.82%	1M L+575	9,925	9,799	9,727
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.48%	6M L+475	796	751	755
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	10.19%	3M L+600	7,343	7,314	7,013
Graffiti Buyer, Inc.	8/10/2027	Distribution	10.23%	3M L+550	1,969	1,935	1,890
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.23%	1M L+575	6,833	6,833	6,696
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	1M L+800	19,865	19,494	19,467
HV Watterson Holdings, LLC	12/17/2026	Business Services	10.73%	3M L+600	15,217	15,021	14,426
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+700	14,325	14,209	14,146
Icon Partners III, LP	5/11/2028	Auto Sector	8.82%	3M L+475	2,322	2,002	1,558
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.23%	3M L+750	17,356	17,124	16,749
IG Investments Holdings, LLC	9/22/2028	Business Services	10.38%	1M L+575	4,462	4,380	4,395
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.14%	3M L+625	5,608	5,511	5,440
Inception Fertility Ventures, LLC	12/7/2023	Healthcare, Education and Childcare	11.95%	3M L+550	19,900	19,557	19,502
Infolinks Media Buyco, LLC	11/1/2026	Media	10.23%	1M L+550	6,412	6,412	6,412
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	9.33%	3M L+575	19,952	19,872	19,652
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.07%	3M L+550	13,543	13,449	13,543
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	10.23%	3M L+500	2,132	2,124	2,102
Lash OpCo, LLC	2/18/2027	Consumer Products	11.17%	1M L+650	19,925	19,731	19,526
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	9.57%	3M L+475	12,313	12,101	12,005
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.23%	3M L+550	5,555	5,133	5,055
Magenta Buyer, LLC	7/31/2028	Software	9.17%	3M L+500	3,814	3,558	3,246
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.23%	1M L+625	7,900	7,843	7,821
MBS Holdings, Inc.	4/16/2027	Telecommunications	10.13%	3M L+575	7,388	7,309	7,314
Meadowlark Acquirer, LLC	12/10/2027	Business Services	8.96%	3M L+575	2,975	2,921	2,946
Municipal Emergency Services, Inc.	9/28/2027	Distribution	8.67%	3M L+550	4,143	4,085	3,978
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	9.05%	3M L+575	7,486	7,411	7,486
Owl Acquisition, LLC	2/4/2028	Education	8.41%	3M L+550	3,980	3,865	3,881
Ox Two, LLC (New Issue)	5/18/2026	Distribution	10.84%	1M L+650	4,950	4,900	4,801
PL Acquisitionco, LLC	11/9/2027	Retail	10.88%	1M L+575	8,613	8,471	8,397
PlayPower, Inc.	5/8/2026	Consumer Products	12.00%	1M L+525	2,572	2,485	2,238
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.94%	1M L+600	3,348	3,290	3,274
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	0.00%	3M L+625	56	-	-
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	9.87%	3M L+600	12,744	12,650	12,489
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	9.42%	1M L+450	5,167	5,167	5,167
Reception Purchaser, LLC	2/28/2028	Transportation	10.42%	SOFR+600	4,963	4,893	4,764
Recteq, LLC	1/29/2026	Consumer Products	10.98%	3M L+700	9,825	9,701	9,481
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	8.84%	1M L+550	14,542	14,452	10,776
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	9.73%	3M L+525	3,192	3,174	3,109
Riverside Assessments, LLC	3/10/2025	Education	10.48%	1M L+575	9,923	9,855	9,750
Sales Benchmark Index LLC	1/3/2025	Business Services	10.73%	3M L+625	6,859	6,787	6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	9.89%	3M L+550	4,886	4,886	4,813
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.73%	3M L+575	14,963	14,767	14,738
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,764	11,701	11,764
Solutionreach, Inc.	1/17/2024	Communications	10.13%	6M L+675	11,353	11,324	11,047
STV Group Incorporated	12/11/2026	Transportation	9.67%	3M L+575	12,099	12,033	12,038

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)

Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.45%	3M L+475	3,599	3,397	3,383
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.94%	SOFR+600	16,087	15,759	15,878
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+500	700	669	662
Teneo Holdings LLC	7/18/2025	Financial Services	9.67%	3M L+525	4,104	4,041	3,940
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	10.70%	3M L+600	11,180	11,081	11,068
The Bluebird Group LLC	7/27/2026	Business Services	11.98%	3M L+650	5,474	5,517	5,370
The Vertex Companies, LLC	8/30/2027	Business Services	9.88%	3M L+550	4,520	4,476	4,425
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	9.24%	3M L+525	5,522	5,388	5,372
TVC Enterprises, LLC	3/26/2026	Transportation	10.13%	3M L+600	17,180	17,054	16,750
TWS Acquisition Corporation	6/16/2025	Education	11.46%	3M L+625	7,949	7,920	7,949
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	9.25%	3M L+550	12,034	11,912	10,903
UBEO, LLC	4/3/2024	Printing and Publishing	9.23%	3M L+450	4,674	4,659	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	9.98%	3M L+525	9,950	9,820	9,691
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.81%	SOFR+575	11,477	11,396	11,082
Zips Car Wash, LLC	3/1/2024	Business Services	11.55%	3M L+725	19,898	19,623	19,450

Total First Lien Secured Debt						746,720	734,690
Total Investments - 826.1%
Cash and Cash Equivalents - 40.2%
BlackRock Federal FD Institutional 30						35,708	35,708
Total Cash and Cash Equivalents						35,708	35,708
Total Investments and Cash Equivalents - 866.2%						$782,428	$770,398
Liabilities in Excess of Other Assets — (766.2)%							(681,462)
Members' Equity—100.0%							$88,936

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

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	$4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,867	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,338
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	-	(1)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,498

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,073
Liabilities in Excess of Other Assets — (815.3)%							(688,611)
Members' Equity—100.0%							$84,462

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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	December 31, 2022
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$746,720 and $738,219, respectively)	$734,690	$730,108
Cash and cash equivalents (cost—$35,708 and $42,966, respectively)	35,708	42,966
Receivable for investments sold	1,423	3,870
Interest receivable	3,887	2,970
Prepaid expenses and other assets	1,231	1,373
Total assets	776,939	781,287
Liabilities
Credit facility payable	264,600	257,600
2034 Asset-backed debt, net (par—$246,000)	243,993	243,896
Notes payable to members	157,605	145,472
Payable for investments purchased	5,821	37,658
Interest payable on credit facility and asset backed debt	6,960	4,676
Distribution payable to Members	5,000	4,000
Interest payable on notes to members	3,376	2,703
Accrued expenses	648	820
Total liabilities	688,003	696,825
Commitments and contingencies (1)
Members' equity	88,936	84,462
Total liabilities and members' equity	$776,939	$781,287

———————————

(1)
As of December 31, 2022 and September 30, 2022, PSLF had unfunded commitments to fund of $0.5 million and $0.1 million, respectively

Below are the consolidated statements of operations for PSLF ($ in thousands):

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

	Three Months Ended December 31,
	2022	2021
Investment income:
Interest	$18,845	$7,570
Other income	97	103
Total investment income	18,942	7,673
Expenses:
Interest expense on credit facility and asset-backed debt	7,815	1,609
Interest expense on notes to members	4,723	2,439
Administrative services expenses	727	293
General and administrative expenses	114	112
Total expenses	13,379	4,453
Net investment income	5,563	3,220
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(33)	(1)
Net change in unrealized appreciation (depreciation) on investments	(3,922)	506
Net realized and unrealized gain (loss) from investments	(3,955)	505
Net increase (decrease) in members' equity resulting from operations	$1,608	$3,725

———————————

(*) No management or incentive fees are payable by PSLF.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2026 Notes, our 2026 Notes -2 and our Truist Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

December 31, 2022

are not readily available. In accordance with ASC 820, we do not categorize any investments for which fair value is measured using the net asset value per share within the fair value hierarchy.

The remainder of our investment portfolio and our long-term Truist Credit Facility are valued using a market comparable or an enterprise market value technique. With respect to investments for which there is no readily available market value, the factors that our board of directors may take into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, discount for lack of marketability and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event, excluding transaction costs, is used to corroborate the valuation. When using earnings multiples to value a portfolio company, the multiple used requires the use of judgment and estimates in determining how a market participant would price such an asset. These non-public investments using unobservable inputs are included in Level 3 of the fair value hierarchy. Generally, the sensitivity of unobservable inputs or combination of inputs such as industry comparable companies, market outlook, consistency, discount rates and reliability of earnings and prospects for growth, or lack thereof, affects the multiple used in pricing an investment. As a result, any change in any one of those factors may have a significant impact on the valuation of an investment. Generally, an increase in a market yield will result in a decrease in the valuation of a debt investment, while a decrease in a market yield will have the opposite effect. Generally, an increase in an earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple will result in an increase in the valuation of an investment, while a decrease in an EBITDA multiple will have the opposite effect.

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$46,082	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	602,366	Market Comparable	Market yield	7.0% - 21.0% (10.8%)
First lien	12,821	Enterprise Market Value	EBITDA multiple	8.0x
Second lien	9,505	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	121,252	Market Comparable	Market yield	13.0 - 20.7 (14.8%)
Second lien	—	Enterprise Market Value	EBITDA multiple	6.3x
Subordinated debt / corporate notes	148,596	Market Comparable	Market yield	12.4% - 17.4 (13.3%)
Equity	179,383	Enterprise Market Value	EBITDA multiple	3.1x - 21.3x (9.4x)
Equity	6,725	Enterprise Market Value	DLOM(2)	17.2%
Total Level 3 investments	$1,126,730
Debt Category ($ in thousands)
Truist Credit Facility	$367,308	Market Comparable	Market yield	2.9%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

Asset Category ($ in thousands)	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$44,530	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	569,488	Market Comparable	Market yield	7.0% – 20.2% (10.8%)
First lien	16,946	Market Comparable	EBITDA multiple	14.0x
Second lien	21,600	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	108,336	Market Comparable	Market yield	13.3% – 17.0% (14.4%)
Second lien	—	Enterprise Market Value	EBITDA multiple	6.0x
Subordinated debt / corporate notes	141,265	Market Comparable	Market yield	10.8x – 17.2x (12.3x)
Equity	215,131	Enterprise Market Value	EBITDA multiple	3.3x – 21.4x (9.1x)
Equity	42,031	Enterprise Market Value	DLOM(2)	11.8
Total Level 3 investments	$1,159,327
Debt Category ($ in thousands)
Truist Credit Facility	$376,687	Market Comparable	Market yield	2.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.
2.
DLOM is defined as discount for lack of marketability.

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at December 31, 2022
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$940,621	$—	$—	$940,621	$—
Equity investments	255,414	509	—	186,109	68,796
Total investments	1,196,035	509	—	1,126,730	68,796
Cash and cash equivalents	28,556	28,556	—	—	—
Total investments and cash and cash equivalents	$1,224,591	$29,065	$—	$1,126,730	$68,796
Truist Credit Facility	$367,308	$—	$—	$367,308	$—
SBA Debentures(2)	19,701	—	—	19,701	—
2026 Notes(2)	146,993	—	146,993	—	—
2026 Notes-2(2)	161,586	—	161,586	—	—
Total debt	$695,588	$—	$308,579	$387,009	$—

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF and PTSF II are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures, the 2026 Notes and the 2026 Notes-2, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of December 31, 2022, the carrying value of the SBA debentures approximates the fair value.

	Fair Value at September 30, 2022
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$902,165	$—	$—	$902,165	$—
Equity investments	324,136	304	—	257,162	66,670
Total investments	1,226,301	304	—	1,159,327	66,670
Cash and cash equivalents	52,666	52,666	—	—	—
Total investments and cash and cash equivalents	$1,278,967	$52,970	$—	$1,159,327	$66,670
Truist Credit Facility	$376,687	$—	$—	$376,687	—
SBA Debentures (2)	19,686	—	—	19,686	—
2026 Notes (2)	146,767	—	146,767	—	—
2026-2 Notes (2)	161,373	—	161,373	—	—
Total debt	$704,513	$—	$308,140	$396,373	$—

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)

We elected not to apply ASC 825-10 to the SBA debentures and the 2026 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2022, the carrying value of the SBA debentures approximates the fair value.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$902,165	$257,162	$1,159,327
Net realized (loss) gain	42	4,024	4,066
Net change in unrealized appreciation	(5,885)	(83,427)	(89,312)
Purchases, PIK interest, net discount accretion and non-cash exchanges	68,890	14,379	83,269
Sales, repayments and non-cash exchanges	(24,590)	(6,030)	(30,620)
Transfers in/out of Level 3	—	—	—
Ending Balance	$940,622	$186,108	$1,126,730
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(5,667)	$(83,580)	$(89,247)

	Three Months Ended December 31, 2021
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,428	$1,211,021
Net realized (loss) gain	30	(26,196)	(26,166)
Net change in unrealized appreciation	(7,014)	53,736	46,722
Purchases, PIK interest, net discount accretion and non-cash exchanges	285,421	16,231	301,652
Sales, repayments and non-cash exchanges	(123,718)	(6,134)	(129,852)
Transfers in/out of Level 3	—	—	—
Ending Balance	$1,005,312	$398,065	$1,403,377
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(6,126)	$53,800	$47,674

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three months ended December 31,
Long-Term Credit Facility	2022	2021
Beginning Balance (cost – $385,920 and $316,545, respectively)	$376,687	$314,813
Net change in unrealized appreciation (depreciation) included in earnings	(4,379)	996
Borrowings (1)	44,000	416,897
Repayments (1)	(49,000)	(288,218)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $380,920 and $445,224, respectively)	$367,308	$444,488
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $380,920 and $445,224, respectively)	$367,308	$444,488

(1)
Excludes temporary draws.

As of December 31, 2022, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$43,304	March 31, 2023	$(6,116)

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$40,187	December 31, 2022	$(9,233)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three months ended December 31, 2022 and 2021. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, 2026 Notes-2, and the SBA debentures.

For the three months ended December 31, 2022 and 2021, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $4.4 million and $(1.0) million, respectively. As of December 31, 2022 and September 30, 2022, the net unrealized depreciation on the Truist Credit Facility totaled $13.6 million and $9.2 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2022 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2022	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$45,995	$1,131	$—	$3,345	$50,471	$—	$1,131	$—	$—
Mailsouth Inc.	—	—	—	—	—	—	—	—	—
PennantPark Senior Loan Fund, LLC *	139,109	12,100	—	(2,052)	149,157	2,858	—	3,256	—
RAM Energy LLC	74,282	—	—	(42,341)	31,941	—	—	—	—
Total Controlled Affiliates	$259,386	$13,231	$—	$(41,048)	$231,569	$2,858	$1,131	$3,256	$—
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC (2)	$32,791	$819	$—	$—	$33,610	$—	$—	$—	$—
MidOcean JF Holdings Corp.	1,969	—	—	—	1,969	—	—	—	—
Total Non-Controlled Affiliates	$34,760	$819	$—	$—	$35,579	$—	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$294,146	$14,050	$—	$(41,048)	$267,148	$2,858	$1,131	$3,256	$—

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended December 31,
	2022	2021
Numerator for net increase (decrease) in net assets resulting from operations	$(71,894)	$25,510
Denominator for basic and diluted weighted average shares	65,224,500	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(1.10)	$0.38

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2022 and September 30, 2022, cash and cash equivalents consisted of money market funds in the amounts of $28.6 million and $52.7 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Three Months Ended December 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$8.98	$9.85
Net investment income (1)	0.16	0.19
Net change in realized and unrealized (loss) gain (1)	(1.26)	0.19
Net increase in net assets resulting from operations (1)	(1.10)	0.38
Distributions to stockholders (1), (2)	(0.17)	(0.12)
Net asset value, end of period	$7.71	$10.11
Per share market value, end of period	$5.75	$6.93
Total return* (3)	8.34%	8.57%
Shares outstanding at end of period	65,224,500	67,045,105
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.13%	5.40%
Ratio of debt related expenses to average net assets (5)	7.01%	4.16%
Ratio of total expenses to average net assets (5)	14.14%	9.56%
Ratio of net investment income to average net assets (5)	7.44%	7.57%
Net assets at end of period	$502,909	$677,609
Weighted average debt outstanding(6)	$694,152	$697,267
Weighted average debt per share (1)(6)	$10.64	$10.40
Asset coverage per unit (7)	$1,709	$1,902
Portfolio turnover rate*	1.90%	9.73%

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

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2022 and 2021, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 5.5% and 4.0%, respectively. As of December 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2022 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 171% and 186%, respectively.

Truist Credit Facility

As of December 31, 2022, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2022 and September 30, 2022, we had $380.9 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.6% and 4.8%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2022 and September 30, 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 225 basis points over SOFR (or an alternative risk-free floating interest rate index). As of December 31, 2022 and September 30, 2022, we had $119.1 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of December 31, 2022, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $20.0 million as of December 31, 2022 and September 30, 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

As of both December 31, 2022 and September 30, 2022, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three months ended December 31, 2022 and 2021, zero SBA debentures were repaid, respectively. As of both December 31, 2022 and September 30, 2022, the unamortized fees on the SBA debentures was $0.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows ($ in thousands):

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	20,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$20,000

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

2024 Notes

As of December 31, 2022 and September 30, 2022, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly at a rate of 5.5% per year.

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

11. COMMITMENTS AND CONTINGENCIES

From time to time, we, may be a party to legal proceedings, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2022 and September 30, 2022, we had $172.3 million and $169.2 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2022, PennantPark Senior Loan Fund, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, presented below is summarized unaudited financial information for RAM Energy Holdings LLC for the three months ended December 31, 2022. Similarly, in accordance with Rule 4-08(g) of Regulation S-X, which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4 to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements.

a)
RAM Energy Holdings LLC:

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2022

	Three Months Ended December 31,
Income Statement	2022	2021
Total revenue	$16,437	$12,734
Total expenses	(11,407)	(9,315)
Net income (loss)	$5,030	$3,419

.

13. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common shares. During the three months ended December 31, 2022 and 2021, we did not make any repurchases of our common sshares, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2022 and 2021, and cash flows for the three-month periods ended December 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated November 17, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

/s/ RSM US LLP

New York, New York

February 8, 2023

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation for the periods ended December 31, 2022 and 2021, as indicated in our report dated February 8, 2023; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 8, 2023

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2022, our portfolio totaled $1,196.0 million, which consisted of $661.2 million of first lien secured debt, $130.8 million of second lien secured debt, $148.6 million of subordinated debt (including $95.4 million in PSLF) and $255.4 million of preferred and common equity (including $53.8 million in PSLF). Our debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of December 31, 2022, we had two portfolio companies on non-accrual, representing 2.7% and 1.1% of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $167.5 million as of December 31, 2022. Our overall portfolio consisted of 125 companies with an average investment size of $9.6 million, had a weighted average yield on interest bearing debt investments of 11.9% and was invested 55% in first lien secured debt, 11% in second lien secured debt, 13% in subordinated debt (including 8% in PSLF) and 21% in preferred and common equity (including 4% in PSLF). As of December 31, 2022, all of the investments held by PSLF were first lien secured debt.

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

For the three months ended December 31, 2022, we invested $86.2 million in six new and 29 existing portfolio companies with a weighted average yield on debt investments of 11.2%. Sales and repayments of investments for the three months ended December 31, 2022 totaled $30.6 million.

For the three months ended December 31, 2021, we invested $295.1 million in 15 new and 30 existing portfolio companies with a weighted average yield on debt investments of 8.1%. Sales and repayments of investments for the three months ended December 31, 2021 totaled $132.2 million.

PennantPark Senior Loan Fund, LLC

As of December 31, 2022, PSLF’s portfolio totaled $734.7 million, consisted of 83 companies with an average investment size of $8.9 million and had a weighted average yield on debt investments of 10.6%.

As of September 30, 2022, PSLF’s portfolio totaled $730.1 million, consisted of 80 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 9.4%.

For the three months ended December 31, 2022, PSLF invested $16.8 million (of which none were purchased from the Company) in four new and four existing portfolio companies with a weighted average yield on debt investments of 11.4% . PSLF’s sales and repayments of investments for the same period totaled $9.0 million.

For the three months ended December 31, 2021, PSLF invested $50.7 million (of which $48.1million was purchased from the Company) in nine new and two existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $35.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the three months from those disclosed in our 2022 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Truist Credit Facility, 2026 Notes, 2026-2 Notes and our SBA debentures are classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2026 Notes, 2026 Notes-2 and our Truist Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three months ended December 31, 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2026 Notes-2 and SBA debentures.

For the three months ended December 31, 2022 and 2021, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $4.4 million and $(1.0) million, respectively. As of December 31, 2022 and September 30, 2022, the net unrealized depreciation on the Truist Credit Facility totaled $13.6 million and $9.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in fair values of our portfolio investments and our Truist Credit Facility, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

For the three months ended December 31, 2022 and 2021 we recorded a provision for taxes on net investment income of $2.0 million and $0.2 million respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a second-tier wholly-owned subsidiary of the Company,) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements..

For the three months ended December 31, 2022 and 2021, the Company recognized a provision for taxes of zero, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three months ended December 31, 2022 and 2021, the Company recognized a provision for taxes of $(0.9) million and $5.0, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of December 31, 2022 and September 30, 2022, the Company recognized a provision for taxes of $2.2 million and $7.1 million on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months ended December 31, 2022 and 2021, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the year ended September 30, 2022, the $4.0 million is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $6.2 million as of December 31, 2022 is included under accrued other expenses in the consolidated statement of assets and liabilities.

We operate in a manner to maintain our election to be subject to tax as a RIC and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and capital gain net income (if any). As a result, we will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiary. As such, a reconciliation of the differences between our reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2022 and 2021

Investment Income

For the three months ended December 31, 2022, investment income was $30.0 million, which was attributable to $21.8 million from first lien secured debt, $3.8 million from second lien secured debt, $1.1 million from subordinated debt and $3.3 million from preferred and common equity, respectively. For the three months ended December 31, 2021, investment income was $28.3 million, which was attributable to $20.1 million from first lien secured debt, $4.5 million from second lien secured debt, $1.9 million from subordinated debt and $1.8 million from preferred and common equity, respectively. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the cost yield of our debt portfolio.

Net Expenses

For the three months ended December 31, 2022, expenses totaled $19.6 million and were comprised of; $9.7 million of debt related interest and expenses, $4.6 million of base management fees, $2.2 million of performance based $1.1 million of general and administrative expenses and $2.0 million of provision for excise taxes. For the three months ended December 31, 2021, expenses totaled $15.8 and were comprised of; $6.9 million of debt-related interest and expenses, $5.1 million of base management fees, $2.6 million of performance based, incentive fees, $1.0 million of general and administrative expenses and $0.2 million of provision for excise taxes. The increase in provision for excise taxes was primarily due to the increase undistrbuted taxable income as of December 31, 2022 compared to the same period in the prior year.

Net Investment Income

For the three months ended December 31, 2022 and 2021, net investment income totaled $10.3 million, or $0.16 per share, and $12.5 million, or $0.19 per share, respectively. The decrease in net investment income compared to the same period in the prior year was primarily due to an increase in debt related interest and expenses and an increase in the provision for excise tax.

Net Realized Gains or Losses on Investments

For the three months ended December 31, 2022 and 2021, net realized gains (losses) totaled $4.1 million and $(26.1) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2022 and 2021, we reported net change in unrealized appreciation (depreciation) on investments of $(91.6) million and $46.8 million, respectively. As of December 31, 2022 and September 30, 2022, our net unrealized appreciation (depreciation) on investments totaled $(167.5) million and $(75.7) million, respectively. The net change in unrealized depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three months ended December 31, 2022 and 2021, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $4.4 million and $(1.0) million, respectively. As of December 31, 2022 and September 30, 2022, the net unrealized depreciation on the Truist Credit Facility totaled $13.6 million and $9.2 million, respectively. The net change in unrealized depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Increasese (Decrease) in Net Assets Resulting from Operations

For the three months ended December 31, 2022 and 2021, net increase (decrease) in net assets resulting from operations totaled $(71.9) million, or $(1.10) per share and $25.5 million, or $0.38 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2022, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of December 31, 2022 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act was 171% and 186%, respectively.

For the three months ended December 31, 2022 and 2021, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, amortized upfront fees on SBA debentures, was 5.6% and 4.0%, respectively.

As of December 31, 2022, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2022 and September 30, 2022, we had $380.9 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 6.6% and 5.3%, respectively, exclusive of the fee on undrawn commitments, as of December 31, 2022 and September 30, 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of December 31, 2022 and September 30, 2022, we had $119.1 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of December 31, 2022, we were in compliance with the terms of the Truist Credit Facility.

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

As of December 31, 2022, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of December 31, 2022, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in February 2023 PennantPark Investment Advisers serves as our investment adviser. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement with us. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis.

Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023 and amended in July 2022, the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreements, which are intended to have no effect on the consolidated administration fee. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of $20.0 million as of December 31, 2022 and September 30, 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both December 31, 2022 and September 30, 2022, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three months ended December 31, 2022 and 2021, there were zero repayments to the SBA debentures. As of both December 31, 2022 and September 30, 2022, the unamortized fees on the SBA debentures was $0.3 million and $0.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures as of December 31, 2022 and September 30, 2022 were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of December 31, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	20,000

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$20,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of December 31, 2022, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of December 31, 2022 and September 30, 2022, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of December 31, 2022 and September 30, 2022, we had cash and cash equivalents of $28.6 million and $52.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the three months ended December 31, 2022, our operating activities used cash of $9.6 million and our financing activities used cash of $14.8 million. Our operating activities used cash primarily due to our investment activities and our financing activities used cash primarily due to repayments under the Truist Credit Facility.

For the three months ended December 31, 2021, our operating activities used cash of $177.4 million, and our financing activities provided cash of $196.6 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to the issuance of the 2026 Notes-2 and borrowings under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of December 31, 2022 and September 30, 2022, PSLF had total assets of $776.9 million and $781.3 million, respectively and its investment portfolio consisted of debt investments in 83 and 80 portfolio companies, respectively. As of December 31, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.8 million and the five largest investments totaled $98.0 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We and Pantheon provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2022 and September 30, 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of December 31, 2022 and September 30, 2022 our

investment in PSLF consisted of subordinated notes of $95.4 million (additional $20.5 million unfunded) and $88.0 million (additional $27.9 million unfunded), respectively, and equity interests of $59.0 million (additional $13.3 million unfunded) and $54.8 million (additional $18.3 million unfunded), respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $225.0 million (reduced from $275.0 million on March 2, 2022) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 255 basis points during the investment period and is subject to leverage and borrowing base restrictions.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2022	September 30, 2022
Total investments	$734,690	$730,108
Weighted average cost yield on income producing investments	10.6%	9.4%
Number of portfolio companies in PSLF	83	80
Largest portfolio company investment at fair value	$19,846	$19,906
Total of five largest portfolio company investments at fair value	$97,994	$98,502

Below is a listing of PSLF’s individual investments as of December 31, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)
First Lien Secured Debt - 826.1%
Ad.net Acquisition, LLC	5/6/2026	Media	10.84%	3M L+600	4,925	$4,925	$4,888
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	8.69%	3M L+800	14,975	14,604	14,376
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	10.24%	3M L+550	859	852	844
American Insulated Glass, LLC	12/21/2023	Building Materials	8.25%	3M L+575	19,846	19,817	19,846
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	10.98%	1M L+550	14,067	13,946	13,786
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	10.23%	3M L+550	14,964	14,891	14,964
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	10.17%	3M L+575	9,902	9,894	9,629
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	9.47%	3M L+575	6,569	6,507	6,536
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	9.63%	3M L+550	3,323	3,300	3,307
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.48%	3M L+500	8,804	8,713	8,583
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.02%	3M L+575	11,940	11,733	11,701
Beta Plus Technologies, Inc.	7/1/2029	Business Services	8.87%	1M L+525	15,000	14,708	14,850
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	9.50%	3M L+600	17,951	17,761	17,555
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	10.73%	3M L+600	9,937	9,937	9,937
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	9.67%	SOFR+525	900	838	812
Cartessa Aesthetics, LLC	5/13/2028	Distribution	10.58%	3M L+600	17,413	17,097	17,238
CF512, Inc.	8/20/2026	Media	9.08%	3M L+575	2,977	2,952	2,918
Connatix Buyer, Inc.	7/13/2027	Media	10.14%	1M L+550	8,999	8,983	8,707
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	10.48%	3M L+475	6,419	6,412	6,322
DRI Holding Inc.	12/21/2028	Media	9.63%	3M L+575	4,415	3,951	3,781
DRS Holdings III, Inc.	11/3/2025	Consumer Products	10.48%	3M L+600	14,670	14,598	14,201
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	9.89%	3M L+575	8,118	8,006	7,989
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	11.88%	3M L+500	4,546	4,546	4,531
ECM Industries, LLC	12/23/2025	Electronics	9.48%	3M L+600	2,808	2,752	2,675
Electro Rent Corporation	1/17/2024	Electronics	10.27%	3M L+550	4,600	4,398	4,416
Exigo Intermediate II, LLC	3/15/2027	Business Services	9.82%	1M L+575	9,925	9,799	9,727
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.48%	6M L+475	796	751	755
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	10.19%	3M L+600	7,343	7,314	7,013
Graffiti Buyer, Inc.	8/10/2027	Distribution	10.23%	3M L+550	1,969	1,935	1,890
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.23%	1M L+575	6,833	6,833	6,696
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	1M L+800	19,865	19,494	19,467
HV Watterson Holdings, LLC	12/17/2026	Business Services	10.73%	3M L+600	15,217	15,021	14,426
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+700	14,325	14,209	14,146
Icon Partners III, LP	5/11/2028	Auto Sector	8.82%	3M L+475	2,322	2,002	1,558
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.23%	3M L+750	17,356	17,124	16,749
IG Investments Holdings, LLC	9/22/2028	Business Services	10.38%	1M L+575	4,462	4,380	4,395
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.14%	3M L+625	5,608	5,511	5,440
Inception Fertility Ventures, LLC	12/7/2023	Healthcare, Education and Childcare	11.95%	3M L+550	19,900	19,557	19,502
Infolinks Media Buyco, LLC	11/1/2026	Media	10.23%	1M L+550	6,412	6,412	6,412
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	9.33%	3M L+575	19,952	19,872	19,652
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.07%	3M L+550	13,543	13,449	13,543
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	10.23%	3M L+500	2,132	2,124	2,102
Lash OpCo, LLC	2/18/2027	Consumer Products	11.17%	1M L+650	19,925	19,731	19,526
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	9.57%	3M L+475	12,313	12,101	12,005
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.23%	3M L+550	5,555	5,133	5,055
Magenta Buyer, LLC	7/31/2028	Software	9.17%	3M L+500	3,814	3,558	3,246
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.23%	1M L+625	7,900	7,843	7,821
MBS Holdings, Inc.	4/16/2027	Telecommunications	10.13%	3M L+575	7,388	7,309	7,314
Meadowlark Acquirer, LLC	12/10/2027	Business Services	8.96%	3M L+575	2,975	2,921	2,946
Municipal Emergency Services, Inc.	9/28/2027	Distribution	8.67%	3M L+550	4,143	4,085	3,978
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	9.05%	3M L+575	7,486	7,411	7,486
Owl Acquisition, LLC	2/4/2028	Education	8.41%	3M L+550	3,980	3,865	3,881
Ox Two, LLC (New Issue)	5/18/2026	Distribution	10.84%	1M L+650	4,950	4,900	4,801
PL Acquisitionco, LLC	11/9/2027	Retail	10.88%	1M L+575	8,613	8,471	8,397
PlayPower, Inc.	5/8/2026	Consumer Products	12.00%	1M L+525	2,572	2,485	2,238
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	10.94%	1M L+600	3,348	3,290	3,274
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	0.00%	3M L+625	56	-	-
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	9.87%	3M L+600	12,744	12,650	12,489
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	9.42%	1M L+450	5,167	5,167	5,167
Reception Purchaser, LLC	2/28/2028	Transportation	10.42%	SOFR+600	4,963	4,893	4,764
Recteq, LLC	1/29/2026	Consumer Products	10.98%	3M L+700	9,825	9,701	9,481
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	8.84%	1M L+550	14,542	14,452	10,776
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	9.73%	3M L+525	3,192	3,174	3,109
Riverside Assessments, LLC	3/10/2025	Education	10.48%	1M L+575	9,923	9,855	9,750
Sales Benchmark Index LLC	1/3/2025	Business Services	10.73%	3M L+625	6,859	6,787	6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	9.89%	3M L+550	4,886	4,886	4,813
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	10.73%	3M L+575	14,963	14,767	14,738
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,764	11,701	11,764
Solutionreach, Inc.	1/17/2024	Communications	10.13%	6M L+675	11,353	11,324	11,047
STV Group Incorporated	12/11/2026	Transportation	9.67%	3M L+575	12,099	12,033	12,038

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)

Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.45%	3M L+475	3,599	3,397	3,383
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.94%	SOFR+600	16,087	15,759	15,878
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+500	700	669	662
Teneo Holdings LLC	7/18/2025	Financial Services	9.67%	3M L+525	4,104	4,041	3,940
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	10.70%	3M L+600	11,180	11,081	11,068
The Bluebird Group LLC	7/27/2026	Business Services	11.98%	3M L+650	5,474	5,517	5,370
The Vertex Companies, LLC	8/30/2027	Business Services	9.88%	3M L+550	4,520	4,476	4,425
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	9.24%	3M L+525	5,522	5,388	5,372
TVC Enterprises, LLC	3/26/2026	Transportation	10.13%	3M L+600	17,180	17,054	16,750
TWS Acquisition Corporation	6/16/2025	Education	11.46%	3M L+625	7,949	7,920	7,949
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	9.25%	3M L+550	12,034	11,912	10,903
UBEO, LLC	4/3/2024	Printing and Publishing	9.23%	3M L+450	4,674	4,659	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	9.98%	3M L+525	9,950	9,820	9,691
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.81%	SOFR+575	11,477	11,396	11,082
Zips Car Wash, LLC	3/1/2024	Business Services	11.55%	3M L+725	19,898	19,623	19,450

Total First Lien Secured Debt						746,720	734,690
Total Investments - 826.1%
Cash and Cash Equivalents - 40.2%
BlackRock Federal FD Institutional 30						35,708	35,708
Total Cash and Cash Equivalents						35,708	35,708
Total Investments and Cash Equivalents - 866.2%						$782,428	$770,398
Liabilities in Excess of Other Assets — (766.2)%							(681,462)
Members' Equity—100.0%							$88,936

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

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	$4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,867	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,607	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,338
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	-	(1)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,498

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,073
Liabilities in Excess of Other Assets — (815.3)%							(688,611)
Members' Equity—100.0%							$84,462
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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	December 31, 2022
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$746,720 and $738,219, respectively)	$734,690	$730,108
Cash and cash equivalents (cost—$35,708 and $42,966, respectively)	35,708	42,966
Receivable for investments sold	1,423	3,870
Interest receivable	3,887	2,970
Prepaid expenses and other assets	1,231	1,373
Total assets	776,939	781,287
Liabilities
Credit facility payable	264,600	257,600
2034 Asset-backed debt, net (par—$246,000)	243,993	243,896
Notes payable to members	157,605	145,472
Payable for investments purchased	5,821	37,658
Interest payable on credit facility and asset backed debt	6,960	4,676
Distribution payable to Members	5,000	4,000
Interest payable on notes to members	3,376	2,703
Accrued expenses	648	820
Total liabilities	688,003	696,825
Commitments and contingencies (1)
Members' equity	88,936	84,462
Total liabilities and members' equity	$776,939	$781,287
(1)
As of December 31, 2022 and September 30, 2022, PSLF did not have any unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended December 31,
	2022	2021
Investment income:
Interest	$18,845	$7,570
Other income	97	103
Total investment income	18,942	7,673
Expenses:
Interest expense on credit facility and asset-backed debt	7,815	1,609
Interest expense on notes to members	4,723	2,439
Administrative services expenses	727	293
General and administrative expenses	114	112
Total expenses	13,379	4,453
Net investment income	5,563	3,220
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(33)	(1)
Net change in unrealized appreciation (depreciation) on investments	(3,922)	506
Net realized and unrealized gain (loss) from investments	(3,955)	505
Net increase (decrease) in members' equity resulting from operations	$1,608	$3,725

(*) No management or incentive fees are payable by PSLF.

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

During the three months ended December 31, 2022, we declared distributions of $0.17 per share, for total distributions of $10.8 million. For the same periods in the prior year, we declared distributions of $0.12 per share, for total distributions of $8.0 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company continues to evaluate the potential impact that the amendments in this update will have on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures, but the impact of the adoption is not expected to be material.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

Share Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The shares may be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. Unless extended by our board of directors, the program, which may be implemented at the discretion of management, will expire on the earlier of March 31, 2023 and the repurchase of $25 million of common shares. During the three months ended December 31, 2022 and 2021, we did not make any repurchases of our common sshares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, our debt portfolio consisted of 96.0% variable-rate investments and 4.0% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,378)	$(0.08)
Up 1%	5,378	0.08
Up 2%	10,755	0.16
Up 3%	16,133	0.25
Up 4%	21,514	0.33

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

Item 4. Controls and Procedures

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, a material weakness was previously identified in connection with our internal control over financial reporting relating to procedures ensuring the timely transmission of portfolio company financial information to our independent valuation service providers. We have taken steps to remediate this material weakness, which stepshave included (i) enhancing existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent service providers and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended December 31, 2022 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed on November 17, 2022 which could materially affect our business, financial condition and/or operating results. The risks described below, as well as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were sold in the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 through March 31, 2022	913,454	$7.72	913,454	$17,944
April 1, 2022 through June 30, 2022	717,709	$6.91	1,631,163	$12,986
July 1, 2022 through September 30, 2022	189,442	$6.52	1,820,605	$11,751
October 1, 2022 through December 31, 2022	—	$-	1,820,605	$11,751
Total investments	1,820,605	$7.28

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

PENNANTPARK INVESTMENT CORPORATION

Date: February 8, 2023	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 8, 2023	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)