Form 10-Q
period 2023-03-31
PENNANTPARK INVESTMENT CORP
filed 2023-05-11
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2023 was 65,224,500.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost—$876,705 and $882,513, respectively)	$879,572	$932,155
Non-controlled, affiliated investments (cost—$54,813 and $37,612, respectively)	51,807	34,760
Controlled, affiliated investments (cost—$233,082 and $381,904, respectively)	201,132	259,386
Total investments (cost—$1,164,600 and $1,302,029, respectively)	1,132,511	1,226,301
Cash and cash equivalents (cost—$63,105 and $52,844, respectively)	63,135	52,666
Interest receivable	4,419	3,593
Receivable for investments sold	—	29,494
Distribution receivable	4,834	2,420
Prepaid expenses and other assets	12,036	4,036
Total assets	1,216,935	1,318,510
Liabilities
Distributions payable	12,067	9,784
Payable for investments purchased	15,149	—
Truist Credit Facility payable, at fair value (cost—$377,420 and $385,920, respectively) (See Notes 5 and 10)	362,268	376,687
2026 Notes payable, net (par— $150,000) (See Notes 5 and 10)	147,218	146,767
2026 Notes-2 payable, net (par— $165,000) (See Notes 5 and 10)	161,800	161,373
SBA debentures payable, net (par—zero and $20,000, respectively) (See Notes 5 and 10)	—	19,686
Base management fee payable (See Note 3)	4,040	4,849
Incentive fee payable (See Note 3)	3,530	—
Interest payable on debt	6,093	6,264
Accrued expenses	9,055	6,639
Deferred tax liability	—	896
Total liabilities	721,220	732,945
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,224,500 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	748,169	748,169
Accumulated deficit	(252,519)	(162,669)
Total net assets	$495,715	$585,565
Total liabilities and net assets	$1,216,935	$1,318,510
Net asset value per share	$7.60	$8.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$26,759	$14,543	$48,990	$30,083
Payment-in-kind	24	996	24	3,406
Dividend income	1,131	—	1,131	—
Other income	346	2,612	833	6,803
From non-controlled, affiliated investments:
Interest	81	—	81	—
From controlled, affiliated investments:
Interest	3,648	2,343	6,506	4,609
Payment-in-kind	658	1,425	1,789	3,551
Dividend income	3,702	2,420	6,958	4,235
Total investment income	36,349	24,339	66,312	52,687
Expenses:
Base management fee (See Note 3)	4,040	4,981	8,642	10,090
Incentive fee (See Note 3)	3,530	—	5,721	2,657
Interest and expenses on debt (See Note 10)	10,587	6,498	20,316	13,385
Administrative services expenses (See Note 3)	267	250	533	500
General and administrative expenses	835	723	1,676	1,446
Expenses before provision for taxes	19,259	12,452	36,888	28,078
Provision for taxes on net investment income	450	200	2,450	400
Total expenses	19,709	12,652	39,338	28,478
Net investment income	16,640	11,687	26,974	24,209
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(14,613)	1,889	(10,549)	7,090
Non-controlled and controlled, affiliated investments	(133,098)	140,898	(133,098)	109,624
Debt extinguishment	(289)	(1,132)	(289)	(2,801)
Provision for taxes on realized gain on investments	(717)	(5,060)	(717)	(5,060)
Net realized gain (loss) on investments and debt	(148,717)	136,595	(144,653)	108,853
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	3,950	(158,062)	(46,567)	(207,665)
Non-controlled and controlled, affiliated investments	131,459	6,610	90,411	102,982
Provision for taxes on unrealized appreciation (depreciation) on investments	—	5,045	896	—
Debt appreciation (depreciation) (See Notes 5 and 10)	1,540	1,285	5,919	289
Net change in unrealized appreciation (depreciation) on investments and debt	136,949	(145,122)	50,659	(104,394)
Net realized and unrealized gain (loss) from investments and debt	(11,768)	(8,527)	(93,994)	4,459
Net increase (decrease) in net assets resulting from operations	$4,872	$3,160	$(67,020)	$28,668
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.07	$0.05	$(1.03)	$0.43
Net investment income per common share	$0.26	$0.18	$0.41	$0.36

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$16,640	$11,687	$26,974	$24,209
Net realized gain (loss) on investments and debt	(148,000)	141,655	(143,936)	113,913
Net change in unrealized appreciation (depreciation) on investments	135,409	(151,452)	43,844	(104,683)
Net change in provision for taxes on net realized gain (loss) on investments	(717)	(5,060)	(717)	(5,060)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	5,045	896	—
Net change in unrealized (appreciation) depreciation on debt	1,540	1,285	5,919	289
Net increase (decrease) in net assets resulting from operations	4,872	3,160	(67,020)	28,668
Distributions to stockholders:	(12,066)	(9,389)	(22,830)	(17,432)
Capital Transactions:
Repurchase of common stock (See Note 13)	—	(7,055)	—	(7,055)
Net increase (decrease) in net assets	(7,194)	(13,284)	(89,850)	4,181
Net assets:
Beginning of period	502,909	677,609	585,565	660,144
End of period	$495,715	$664,325	$495,715	$664,325
Capital share activity:
Shares of common stock repurchased	—	913,454	—	913,454

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	(67,020)	$28,668
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(43,844)	$104,683
Net change in unrealized appreciation (depreciation) on debt	(5,919)	$(289)
Net realized (gain) loss on investments	143,647	$(116,714)
Debt extinguishment realized loss	289	$2,801
Net accretion of discount and amortization of premium	(4,717)	$(3,515)
Purchases of investments	(144,489)	$(473,128)
Payment-in-kind income	(1,812)	$(7,688)
Proceeds from dispositions of investments	144,780	$537,695
Amortization of deferred financing costs	903	$1,049
(Increase) or Decrease in:
Interest receivable	(826)	$1,565
Receivables from investments sold	29,494	$12,793
Distribution receivable	(2,414)	$(726)
Prepiad expenses and other assets	(8,000)	$—
Increase or (Decrease) in:
Payable for investments purchased	15,149	$1,213
Interest payable on debt	(171)	$1,742
Base management fee payable, net	(809)	$401
Performance-based incentive fee payable, net	3,530	$(575)
Deferred tax liability	(896)	$—
Accrued other expenses	2,416	$(221)
Net cash provided by (used in) operating activities	59,291	$89,754
Cash flows from financing activities:
Repurchase of common stock	-	(7,055)
Distributions paid to stockholders	(20,546)	(16,091)
Net repayments of the 2024 Notes issuance	-	(86,250)
Proceeds from 2026 Notes-2 issuance	-	160,519
Repayments under SBA debentures	(20,000)	(36,358)
Borrowings under Truist Credit Facility	75,500	496,841
Repayments under Truist Credit Facility	(84,000)	(595,466)
Net cash provided by (used in) financing activities	(49,046)	(83,860)
Net increase (decrease) in cash equivalents	10,245	5,894
Effect of exchange rate changes on cash	223	—
Cash and cash equivalents, beginning of period	52,666	20,357
Cash and cash equivalents, end of period	63,134	$26,251
Supplemental disclosure of cash flow information:
Interest paid	$19,584	$10,594
Taxes paid	$299	$5,055
Non-cash exchanges and conversions	$12,628	$(31,274)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

MARCH 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—177.4% of Net Assets (1), (2)
First Lien Secured Debt—118.9% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.12%	3M L+660	1,705	$1,681	$1,680
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Personal, Food and Miscellaneous Services	—	—	5,253	-	-
A1 Garage Merger Sub, LLC (Revolver) (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	(38)
Ad.net Acquisition, LLC (Revolver)	05/07/2026	Media	11.16%	3M L+600	178	178	176
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	—	—	267	-	(2)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	10.55%	3M L+550	50	50	50
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	-
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	11.46%	3M L+650	1,268	1,243	1,243
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7)	05/23/2024	Media	—	—	1,612	—	(48)
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	10.49%	3M L+563	4,099	4,077	3,986
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(32)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	7.60%	1M L+550	1,331	1,331	1,324
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	9.08%	1M L+550	1,893	1,876	1,883
Apex Service Partners, LLC (Revolver)	07/31/2025	Personal, Food and Miscellaneous Services	10.26%	3M L+525	466	466	464
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Personal, Food and Miscellaneous Services	—	—	466	—	(2)
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.91%	3M L+575	2,256	2,234	2,211
Applied Technical Services, LLC (7)	04/21/2023	Environmental Services	—	—	735	—	(6)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	12.47%	3M P+475	825	825	809
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	175	—	(4)
Arcfield Acquisition Corp. (Revolver) (7)	03/07/2028	Aerospace and Defense	—	—	2,263	—	(45)
Berwick Industrial Park	05/02/2023	Buildings and Real Estate	11.00%	—	4,000	4,005	3,936
Beta Plus Technologies, Inc.	07/01/2029	Business Services	9.42%	SOFR+475	4,975	4,886	4,378
BioDerm, Inc.	01/31/2028	Healthcare, Education and Childcare	10.86%	3M L+650	9,000	8,895	8,865
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare, Education and Childcare	—	—	1,071	—	(16)
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distribution	11.15%	3M L+625	1,407	1,394	1,375
Blackhawk Industrial Distribution, Inc.(7)	09/17/2024	Distribution	—	—	3,808	—	(67)
Blackhawk Industrial Distribution, Inc. (Revolver)	09/17/2024	Distribution	11.15%	3M L+625	343	343	332
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distribution	—	—	3,203	—	(104)
Broder Bros., Co.	12/04/2025	Consumer Products	10.73%	3M L+600	9,967	9,967	9,967
Cartessa Aesthetics, LLC	06/14/2028	Distribution	10.90%	1M L+600	34,229	33,618	33,887
Cartessa Aesthetics, LLC - (Revolver)	06/14/2028	Distribution	10.90%	1M L+600	1,265	1,265	1,253
Cartessa Aesthetics, LLC - (Revolver) (7)	06/14/2028	Distribution	—	—	2,297	—	(23)
CF512, Inc.	08/20/2026	Media	10.96%	3M L+600	6,686	6,607	6,552
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(18)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.45%	3M L+555	849	840	849
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	10.45%	3M L+555	393	393	393
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	262	—	—
Connatix Buyer, Inc. (7)	07/14/2023	Media	—	—	3,158	—	(87)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,859	—	(70)
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	11.00%	3M P+300	2,000	1,860	1,860
Crane 1 Services, Inc.	08/16/2027	Personal, Food and Miscellaneous Services	10.91%	3M L+575	2,588	2,562	2,562
Crane 1 Services, Inc. (Revolver)	08/16/2027	Personal, Food and Miscellaneous Services	10.91%	1M L+575	78	78	77
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	214	—	(2)
DermaRite Industries LLC	06/30/2023	Manufacturing / Basic Industries	12.16%	1M L+700	8,755	8,749	3,169
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	10.75%	3M L+575	12,853	12,688	12,661
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	2,000	—	(10)
Dr. Squatch, LLC (Revolver)	08/31/2027	Personal and Non-Durable Consumer Products	10.75%	1M L+575	1,551	1,551	1,527
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	775	—	(12)
DRS Holdings III, Inc.	11/03/2025	Consumer Products	10.59%	3M L+575	7	7	7
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(52)
ECL Entertainment, LLC	05/01/2028	Hotels, Motels, Inns and Gaming	12.42%	1M L+750	19,059	18,930	18,881
ECM Industries, LLC (Revolver)	12/23/2025	Electronics	9.77%	3M L+450	97	97	93
ECM Industries, LLC (Revolver) (7)	12/23/2025	Electronics	—	—	421	—	(18)
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	11.15%	3M L+625	6,250	6,161	6,094
EDS Buyer, LLC - Unfunded Term Loan	12/22/2028	Aerospace and Defense	—	—	5,625	—	(70)
EDS Buyer, LLC - (Revolver) (7)	12/22/2028	Aerospace and Defense	—	—	1,687	—	(42)
Exigo Intermediate II, LLC	03/15/2027	Business Services	10.59%	3M L+575	24,750	24,438	24,255
Exigo Intermediate II, LLC (7)	03/15/2024	Business Services	—	—	7,424	—	(93)
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,856	—	(37)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	9.48%	3M L+475	738	$735	$702
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.90%	3M L+700	5,173	5,070	5,069
Five Star Buyer, Inc. - Unfunded Term Loan	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	1,079	—	(22)
Five Star Buyer, Inc. - Unfunded Revolver	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	670	—	(14)
Gantech Acquisition Corp.	05/14/2026	Business Services	11.09%	1M L+625	16,637	16,408	16,055
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	11.09%	1M L+625	862	863	833
Gantech Acquisition Corp. (Revolver) (7)	05/14/2026	Business Services	—	—	1,128	—	(40)
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.66%	3M L+550	227	225	225
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	665	—	—
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	10.66%	3M L+550	451	451	446
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	318	—	(3)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.30%	1M L+550	160	160	157
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	590	—	(12)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	10.17%	3M L+600	1,908	1,876	1,889
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(39)
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.41%	1M L+625	280	278	272
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	(43)
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	11.41%	3M L+625	1,050	1,050	1,022
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	200	—	(5)
HW Holdco, LLC	12/10/2024	Media	9.78%	3M L+500	11,237	11,140	11,069
HW Holdco, LLC (7)	12/10/2024	Media	—	—	1,858	—	(9)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387	—	(51)
Icon Partners III, LP	05/11/2028	Auto Sector	9.32%	3M L+450	1,985	1,606	1,395
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.90%	3M L+700	3,667	3,568	3,593
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	(146)
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(47)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(51)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	11.95%	3M L+715	20,403	20,248	19,995
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.73%	3M L+685	517	517	506
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Personal, Food and Miscellaneous Services	—	—	3,230	—	(65)
Infinity Home Services Holdco, Inc.(Revolver)	12/28/2028	Personal, Food and Miscellaneous Services	13.75%	3M L+575	97	97	95
Infinity Home Services Holdco, Inc.(Revolver) (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	678	—	(14)
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372	—	24
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	11.00%	3M L+605	9,930	9,885	9,831
ITI Holdings, Inc.	03/03/2028	Business Services	10.58%	3M L+550	8,883	8,751	8,705
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	10.45%	3M L+550	942	942	923
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	548	—	(11)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.95%	1M L+700	10,853	10,826	10,853
K2 Pure Solutions NoCal, L.P. (Revolver)	12/20/2023	Chemicals, Plastics and Rubber	12.91%	1M L+800	485	485	485
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,454	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.16%	3M L+600	24,219	23,734	23,856
Kinetic Purchaser, LLC (Revolver)	11/10/2026	Consumer Products	11.16%	3M L+600	3,883	3,883	3,825
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	971	—	(15)
Lash OpCo, LLC	02/18/2027	Consumer Products	11.84%	1M L+700	2,814	2,765	2,757
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	11.84%	1M L+700	1,092	1,092	1,070
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	728	—	(15)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	10.55%	1M L+550	2,102	2,083	2,072
			(PIK 5.50%)
LAV Gear Holdings, Inc. - Unfunded Term Loan	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	—	—	51	—	(1)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.15%	3M L+625	9,131	8,992	8,949
Ledge Lounger, Inc. (Revolver)	11/09/2026	Consumer Products	11.15%	3M L+625	966	966	947
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	966	—	(19)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.34%	1M L+550	2,209	2,196	2,154
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	(29)
Limerick Town Cener, LLC	09/27/2023	Real Estate	12.50%	—	3,000	2,985	2,994
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Environmental Services	—	—	1,467	—	(7)
LJ Avalon Holdings, LLC (Revolver)(7)	01/31/2030	Environmental Services	—	—	587	—	(12)
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	12.15%	SOFR+725	5,850	5,641	5,684
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.55%	3M L+550	4,901	4,814	4,852
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	1,209	—	(12)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(7)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.79%	3M L+600	20,236	19,911	19,785
MDI Buyer, Inc. (Revolver)	07/25/2028	Chemicals, Plastics and Rubber	10.30%	3M L+600	683	683	668
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,544	—	(19)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.41%	3M L+525	1,947	1,929	1,927
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	1,038	—	—
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,922	—	—
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(17)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	11.05%	3M L+600	1,862	$1,845	$1,784
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	12	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distribution	—	—	1,255	—	(34)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distribution	—	—	2,510	—	(105)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	11.05%	3M L+600	1,128	1,128	1,081
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	752	—	(32)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	—
Neptune Flood Incorporated	10/14/2026	Financial Services	10.82%	1M L+600	3,117	3,099	3,117
One Stop Mailing, LLC	05/07/2027	Cargo Transport	11.09%	3M L+625	6,972	6,863	6,763
ORL Acquisition, Inc.	09/03/2027	Business Services	10.41%	3M L+525	4,431	4,362	4,387
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	(6)
Ox Two, LLC	05/18/2026	Building Materials	12.41%	1M L+725	15,313	15,138	14,853
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	2,419	—	(73)
Pequod Merger Sub, Inc. - Term Loan	12/02/2026	Financial Services	11.32%	3M L+640	11,532	11,301	11,301
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Financial Services	—	—	2,847	—	—
Pequod Merger Sub, Inc. (Revolver) (7)	12/02/2026	Financial Services	—	—	757	—	—
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(146)
Pragmatic Institute, LLC	07/06/2028	Business Services	10.64%	3M L+575	35,163	34,685	34,636
Pragmatic Institute, LLC Term Loan (7)	07/06/2028	Business Services	—	—	7,193	—	(36)
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	10.64%	3M L+575	959	959	945
Pragmatic Institute, LL (Revolver) (7)	07/06/2028	Business Services	—	—	3,836	—	(58)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.21%	1M L+625	1,498	1,487	1,476
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	—	—	584	—	(3)
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	11.21%	3M L+625	423	423	416
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	106	—	(2)
Questex, LLC	09/09/2024	Media	8.98%	3M L+500	21,488	21,365	21,273
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	(36)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	10.78%	3M L+575	371	371	364
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,856	—	(37)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	10.48%	3M L+575	289	289	289
Rancho Health MSO, Inc. - Unfunded Term Loan	12/18/2025	Healthcare, Education and Childcare	—	—	761	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	10.83%	SOFR+600	5,940	5,861	5,665
Recteq, LLC (Revolver)	01/29/2026	Consumer Products	11.41%	3M L+625	188	188	180
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	939	—	(38)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	10.31%	3M L+550	125	125	95
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(5)
Riverside Assessments, LLC	03/10/2025	Education	10.67%	3M L+575	12,773	12,612	12,581
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(4)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	12.26%	3M L+450	453	453	445
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	154	-	(3)
Schlesinger Global, Inc.	07/14/2025	Business Services	11.41%	3M L+650	4,667	4,622	4,562
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	11.41%	3M L+650	30	30	30
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	10.95%	1M L+605	4,776	4,711	4,657
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	3,126	—	(78)
Shiftkey, LLC	06/21/2027	Business Services	10.91%	1M L+575	17,865	17,710	17,472
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	13.66%	1M L+850	31,273	30,655	30,725
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	13.66%	1M L+850	2,232	2,232	2,193
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	744	—	(13)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	—
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(80)
Spendmend Holdings LLC	03/01/2028	Business Services	10.61%	1M L+565	9,656	9,542	9,386
Spendmend Holdings LLC (7)	03/01/2028	Business Services	—	—	2,784	—	(57)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	10.61%	3M L+565	561	561	545
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	841	—	(24)
System Planning and Analysis, Inc. - (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.10%	3M L+590	836	836	823
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,089	—	(31)
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.55%	3M L+650	1,126	1,098	1,104
The Bluebird Group LLC	07/27/2026	Business Services	12.15%	3M L+725	4,835	4,757	4,767
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	(11)
The Vertex Companies, LLC	08/30/2027	Business Services	9.96%	3M L+550	1,745	1,729	1,709
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	466	—	(5)
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	10.01%	3M L+550	192	192	188
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	548	—	(12)
TVC Enterprises, LLC	03/26/2026	Transportation	10.59%	1M L+575	12,597	12,365	12,408
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(21)
TWS Acquisition Corporation	06/16/2025	Education	11.39%	1M L+625	1,143	1,143	1,143
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(34)
Unique Indoor Comfort, LLC	05/24/2027	Home and Office Furnishings	10.30%	1M L+525	36,648	36,266	36,428
Unique Indoor Comfort, LLC (7)	05/24/2027	Home and Office Furnishings	—	—	6,540	—	26
Unique Indoor Comfort, LLC (Revolver) (7)	05/24/2027	Home and Office Furnishings	—	—	3,000	—	(18)
Urology Management Holdings, Inc.	06/15/2026	Healthcare, Education and Childcare	11.36%	3M L+625	3,879	3,805	3,763
Urology Management Holdings, Inc. - Unfunded Term Loan	02/01/2024	Healthcare, Education and Childcare	—	—	7,222	—	(216)
Wildcat Buyerco, Inc.	02/27/2026	Electronics	10.80%	3M L+575	3,815	3,764	3,720
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronics	11.46%	3M L+585	176	176	172
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	398	—	(10)
Zips Car Wash, LLC	03/01/2024	Auto Sector	12.11%	3M L+725	2,611	2,596	2,552
Total First Lien Secured Debt						601,494	589,649
Second Lien Secured Debt—22.4% of Net Assets

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

MARCH 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Ascensus Holdings, Inc.	08/02/2028	Financial Services	11.31%	3M L+650	3,000	$2,698	$2,680
Atlas Purchaser, Inc	05/07/2029	Telecommunications	14.20%	3M L+900	17,000	16,575	13,532
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.16%	3M L+900	17,825	17,532	17,290
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	13.91%	3M L+900	8,000	7,967	7,760
ENC Parent Corporation	08/19/2029	Business Services	12.66%	3M L+750	7,500	7,436	6,975
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.16%	1M L+825	32,500	32,197	31,769
Inventus Power, Inc.	09/29/2024	Electronics	13.23%	3M L+850	16,593	16,436	16,427
QuantiTech LLC	02/04/2027	Aerospace and Defense	14.71%	3M L+1,000	150	148	149
VT Topco, Inc.	08/17/2026	Business Services	11.59%	3M L+675	15,000	14,938	14,700
Total Second Lien Secured Debt						115,927	111,282
Subordinated Debt/Corporate Notes—10.6% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	16.66%	3M L+1,150	21,000	20,314	19,572
Flock Financial, LLC	05/26/2027	Financial Services	12.50%	—	34,000	33,256	32,980
Total Subordinated Debt/Corporate Notes						53,570	52,552
Preferred Equity/Partnership Interests—2.5% of Net Assets (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	276
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	1,967
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,470
Cartessa Aesthetics, LLC	—	Distribution	—	—	3,562,500	3,563	4,406
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	702
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	498
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	148
ORL Holdco, Inc.	—	Business Services	—	—	575	58	65
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	2,347
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	305
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	35
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						8,590	12,219
Common Equity/Partnership Interests/Warrants—23.0% of Net Assets (6)
A1 Garage Equity, LLC	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,193
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	26	6
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,206
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	110
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	3,215
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	94
Athletico Holdings, LLC	—	Healthcare, Education and Childcare	—	—	9,357	10,000	7,566
Atlas Investment Aggregator, LLC (9)	—	Telecommunications	—	—	1,700,000	1,700	722
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,312
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	717
Connatix Parent, LLC	—	Media	—	—	57,416	632	491
Cowboy Parent LLC	—	Distribution	—	—	27,778	3,015	4,559
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	145
Delta InvestCo LP	—	Telecommunications	—	—	698,889	684	1,562
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	37	492
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,542
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	938	938
Exigo, LLC (9)	—	Business Services	—	—	1,458,333	1,458	1,584
Express Wash Topco, LLC	—	Auto Sector	—	—	658,000	3,290	2,520
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,186	469	1,378
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	6,384	—	(18)
FedHC InvestCo II LP (9)	—	Aerospace and Defense	—	—	20,357	2,199	1,979
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	656
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	135	4,074
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	10	10
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,543
(TVC Enterprises, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	$1,003	$487
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	1,297
(American Insulated Glass, LLC) (9)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	376
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,230
Icon Partners V C, L.P.	—	Business Services	—	—	1,118,318	1,118	1,111
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	381,682	—	(2)
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,237
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	3,004
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	573
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP	—	Healthcare, Education and Childcare	—	—	162,445	1,624	1,189
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	4,216
(Cano Health, LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,433
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,977
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	1,087
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	—	4
LEP Pequod Holdings, LP	—	Financial Services	—	—	864,865	865	865
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	498
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	851
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,452
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	195
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,184
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	147
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	3,399
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,259	64
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP	—	Business Services	—	—	351,553	352	376
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	961	1,950
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	415
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	(21)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	28
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	12,500,409	12,500	11,990
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	401
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	1,693
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,238
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	362
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	25
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,050
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	368
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,840
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	528
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	539
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	1,500	2,041
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	3,049
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	162
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	254,206	259	305
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	533,903	513	1,061
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	361,541	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	18
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	—
(The Vertex Companies, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
UniVista Insurance (9)	—	Business Services	—	—	400	$374	$482
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,122
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,762,257	3,696	3,620
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	237,743	—	(9)
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	767
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						97,124	113,870
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						876,705	879,572
Investments in Non-Controlled, Affiliated Portfolio Companies—10.5% of Net Assets (1), (2)
First Lien Secured Debt—1.9% of Net Assets
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	11.52%	3M L+675	6,263	6,263	6,263
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Home and Office Furnishings	—	—	833	—	—
Walker Edison Furniture Company LLC - Junior Revolver	03/31/2027	Home and Office Furnishings	11.02%	—	3,333	3,333	3,333
Total First Lien Secured Debt						9,596	9,596
Preferred Equity/Partnership Interests—6.8% of Net Assets(6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,791
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	819	819	834
Total Preferred Equity/Partnership Interests						33,610	33,625
Common Equity/Partnership Interests/Warrants—1.7% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	1,969	1,969
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	6,617
Total Common Equity/Partnership Interests/Warrants						11,607	8,586
Total Investments in Non-Controlled, Affiliated Portfolio Companies						54,813	51,807
Investments in Controlled, Affiliated Portfolio Companies—40.6% of Net Assets (1), (2)
First Lien Secured Debt—9.9% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	10.89%	3M L+700	£39,722	54,580	49,114
Total First Lien Secured Debt						54,580	49,114
Second Lien Secured Debt—0% of Net Assets
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	13,847	12,382	—
Total Second Lien Secured Debt						12,382	—
Subordinated Debt—19.2% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	12.83%	3M L+800	95,351	95,351	95,351
Total Subordinated Debt						95,351	95,351
Common Equity—11.4% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,293
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	54,058,415	54,121	53,374
Total Common Equity						70,769	56,667
Total Investments in Controlled, Affiliated Portfolio Companies						233,082	201,132
Total Investments—228.5% of Net Assets						1,164,600	1,132,511
Cash and Cash Equivalents—12.7% of Net Assets
BlackRock Federal FD Institutional 30						46,497	46,497
BNY Mellon Cash Reserve and Cash						16,608	16,638
Total Cash and Cash Equivalents						63,105	63,135
Total Investments and Cash Equivalents—241.2% of Net Assets						$1,227,705	$1,195,646
Liabilities in Excess of Other Assets—(141.2%) of Net Assets							(699,931)
Net Assets—100.0%							$495,715

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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, qualifying assets represent 79% of the Company’s total assets and non-qualifying assets represent 21% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
HV Watterson Holdings, LLC	12/17/2026	Business Services	9.67%	1M L+600	281	$279	$271
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	(61)
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	9.63%	3M L+600	200	200	193
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	1,050	—	(37)
HW Holdco, LLC	12/10/2024	Media	6.00%	3M L+500	10,188	10,077	10,061
HW Holdco, LLC (7)	12/10/2024	Media	—	—	3,049	—	(8)
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387	—	(42)
Icon Partners III, LP	05/11/2028	Auto Sector	7.55%	3M L+475	995	834	727
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	10.70%	3M L+600	3,685	3,576	3,574
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	(187)
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	(5)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(35)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(42)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	10.18%	3M L+715	20,506	20,239	20,301
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	2,372	—	24
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	7.83%	3M L+550	9,930	9,876	9,831
ITI Holdings, Inc.	03/03/2028	Business Services	8.67%	3M L+550	8,927	8,784	8,749
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	8.25%	3M L+550	298	298	292
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	1,192	—	(24)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	11.12%	1M L+800	11,678	11,629	11,678
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	9.67%	3M L+600	24,341	23,807	23,855
Kinetic Purchaser, LLC (Revolver)	11/10/2026	Consumer Products	9.67%	3M L+600	4,854	4,854	4,757
Lash OpCo, LLC	02/18/2027	Consumer Products	11.78%	1M L+700	2,828	2,774	2,771
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	9.38%	1M L+700	568	568	556
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	1,252	—	(25)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	1M L+750	2,061	2,036	2,013
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	9.92%	3M L+625	9,177	9,021	9,040
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,933	—	(29)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	8.87%	1M L+575	2,220	2,205	2,148
Lightspeed Buyer Inc. (Revolver)	02/03/2026	Healthcare, Education and Childcare	8.87%	1M L+575	505	505	489
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	661	—	(21)
Limerick Town Cener, LLC	09/27/2023	Real Estate	12.50%	—	3,000	2,970	2,970
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	9.37%	SOFR+725	6,000	5,772	5,685
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	806	—	(4)
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	694	—	(7)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	8.98%	3M L+600	14,400	14,117	14,112
MDI Buyer, Inc. Term Loan (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	5,196	—	(52)
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	2,227	—	(22)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	9.17%	3M L+550	1,320	1,307	1,307
Meadowlark Acquirer, LLC Term Loan I (7)	12/10/2027	Business Services	—	—	1,676	—	—
Meadowlark Acquirer, LLC Term Loan II (7)	12/10/2027	Business Services	—	—	8,922	—	—
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(17)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	8.67%	3M L+500	703	697	663
Municipal Emergency Services, Inc. (7)	09/28/2027	Distribution	—	—	1,175	—	(56)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	7.25%	3M L+500	282	282	266
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,598	—	(93)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	—
Neptune Flood Incorporated	10/14/2026	Financial Services	7.10%	1M L+525	4,379	4,352	4,423
OIS Management Services, LLC (Revolver) (7)	07/09/2026	Healthcare, Education and Childcare	—	—	333	—	—
One Stop Mailing, LLC	05/07/2027	Cargo Transport	8.77%	3M L+625	7,008	6,889	6,798
ORL Acquisition, Inc.	09/03/2027	Business Services	8.92%	3M L+525	4,454	4,378	4,454
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	—
Ox Two, LLC	05/18/2026	Building Materials	9.81%	1M L+700	15,391	15,189	15,083
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	9.81%	3M L+700	1,774	1,774	1,739
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	645	—	(13)
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(81)
PRA Events, Inc.	08/07/2025	Business Services	14.17%	3M L+1,050	24,907	21,694	24,907
			(PIK 10.5%)
PRA Events, Inc. (Revolver) (7)	08/07/2025	Business Services	—	3M L+1,050	2,000	—	—
Pragmatic Institute, LLC	07/06/2028	Business Services	9.30%	3M L+575	35,340	34,826	34,987
Pragmatic Institute, LLC Term Loan (7)	07/06/2028	Business Services	—	—	7,193	—	—
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	9.30%	3M L+575	959	959	949
Pragmatic Institute, LL (Revolver) (7)	07/06/2028	Business Services	—	—	3,836	—	(38)
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	8.00%	1M L+625	679	673	666
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	9.51%	3M L+600	211	211	207
Quantic Electronics, LLC (Revolver) (7)	11/19/2026	Aerospace and Defense	—	—	317	—	(6)
Questex, LLC	09/09/2024	Media	7.45%	3M L+500	21,600	21,436	21,168
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	(72)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	8.28%	3M L+575	891	891	877
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,336	—	(20)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	—	—	1,050	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	9.13%	SOFR+600	5,970	5,885	5,701
Recteq, LLC (Revolver)	01/29/2026	Consumer Products	9.92%	1M L+600	313	313	302
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	814	—	(28)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	8.84%	3M L+550	126	$126	$113
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	364	—	(9)
Riverside Assessments, LLC	03/10/2025	Education	8.97%	3M L+625	12,906	12,705	12,648
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(7)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	8.28%	3M L+550	593	593	587
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	5	-	-
Schlesinger Global, Inc.	07/14/2025	Business Services	11.11%	3M L+700	4,689	4,636	4,571
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	9.09%	3M L+600	30	30	30
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	9.70%	1M L+575	4,800	4,730	4,728
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	3,126	—	(47)
Shiftkey, LLC	06/21/2027	Business Services	9.56%	1M L+575	17,955	17,784	17,722
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	12.17%	1M L+850	31,680	31,004	31,047
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	12.17%	1M L+850	1,131	1,131	1,108
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	1,845	—	(37)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	(15)
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(40)
Spear Education, LLC	02/26/2025	Education	9.42%	3M L+575	12,018	11,947	12,018
Spendmend Holdings LLC	03/01/2028	Business Services	8.63%	1M L+575	9,705	9,581	9,433
Spendmend Holdings LLC (7)	03/01/2023	Business Services	—	—	2,784	—	(57)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	8.63%	3M L+575	187	187	182
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	1,215	—	(34)
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(47)
The Bluebird Group LLC	07/27/2026	Business Services	10.67%	3M L+700	4,884	4,796	4,933
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	7
The Vertex Companies, LLC	08/30/2027	Business Services	8.18%	3M L+550	1,754	1,737	1,745
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	466	—	2
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	8.26%	3M L+550	148	148	147
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	592	—	(3)
TVC Enterprises, LLC	03/26/2026	Transportation	8.87%	1M L+600	12,864	12,626	12,543
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(34)
TWS Acquisition Corporation	06/16/2025	Education	8.76%	1M L+625	1,143	1,143	1,137
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	(8)
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(26)
Unique Indoor Comfort, LLC	05/24/2027	Home and Office Furnishings	8.95%	1M L+525	27,233	26,904	26,634
Unique Indoor Comfort, LLC (7)	05/24/2027	Home and Office Furnishings	—	—	16,140	—	(194)
Unique Indoor Comfort, LLC (Revolver) (7)	05/24/2027	Home and Office Furnishings	—	—	3,000	—	(66)
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	12.42%	3M L+875	25,368	24,881	16,946
Wildcat Buyerco, Inc.	02/27/2026	Electronics	9.09%	3M L+575	3,831	3,771	3,716
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	574	—	(41)
Zips Car Wash, LLC	03/01/2024	Auto Sector	10.13%	3M L+725	2,627	2,608	2,562
Total First Lien Secured Debt						599,263	588,267
Second Lien Secured Debt—22.2% of Net Assets
Atlas Purchaser, Inc	05/07/2029	Telecommunications	11.19%	3M L+900	17,000	16,551	14,909
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	12.67%	3M L+900	17,825	17,506	17,290
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	12.16%	3M L+900	8,000	7,752	7,680
Data Axle, Inc.	04/03/2024	Other Media	12.92%	3M L+925	20,400	20,288	20,196
ENC Parent Corporation	08/19/2029	Business Services	11.17%	3M L+750	7,500	7,432	7,125
Halo Buyer, Inc.	07/06/2026	Consumer Products	11.37%	1M L+825	32,500	32,164	31,769
Inventus Power, Inc.	09/29/2024	Electronics	12.17%	3M L+850	16,593	16,387	16,344
QuantiTech LLC	02/04/2027	Aerospace and Defense	12.68%	3M L+1,000	150	148	148
VT Topco, Inc.	08/17/2026	Business Services	9.87%	3M L+675	15,000	14,932	14,475
Total Second Lien Secured Debt						133,160	129,936
Subordinated Debt/Corporate Notes—9.1% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	15.31%	3M L+1,150	21,000	20,278	20,359
Flock Financial, LLC	05/26/2027	Financial Services	12.50%	—	34,000	33,190	32,895
Total Subordinated Debt/Corporate Notes						53,468	53,254
Preferred Equity/Partnership Interests—1.3% of Net Assets (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,400	240	267
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	2,127
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,427
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	704
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	484
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	227
ORL Holdco, Inc.	—	Business Services	—	—	575	57	62
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	1,932
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	62
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	33
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						5,026	7,325
Common Equity/Partnership Interests/Warrants—26.2% of Net Assets (6)
Ad.net Holdings, Inc. (9)	—	Media	—	—	2,667	27	35
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,127
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	79

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,419,200	$2,419	$2,470
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	580,800	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	270
Athletico Holdings, LLC	—	Healthcare, Education and Childcare	—	—	9,357	10,000	9,516
Atlas Investment Aggregator, LLC (9)	—	Telecommunications	—	—	1,700,000	1,700	1,219
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	690
Cartessa Aesthetics, LLC	—	Distribution	—	—	3,562,500	3,563	3,716
CI (Allied) Investment Holdings, LLC	—	Business Services	—	—	120,962	1,243	1,651
(PRA Events, Inc.) (9)
Connatix Parent, LLC	—	Media	—	—	57,416	632	689
Cowboy Parent LLC	—	Distribution	—	—	26,360	2,782	4,011
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	122
Delta InvestCo LP	—	Telecommunications	—	—	698,889	684	1,425
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
ECM Investors, LLC (9)	—	Electronics	—	—	167,537	37	358
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,391
Exigo, LLC (9)	—	Business Services	—	—	1,458,333	1,458	1,288
Express Wash Topco, LLC	—	Auto Sector	—	—	658,000	3,290	3,369
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,186	478	1,441
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	6,384	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense			20,357	2,290	2,253
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	137	4,208
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	9	10
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,229
(TVC Enterprises, LLC)
GCOM InvestCo LP (9)	—	Business Services	—	—	2,434	1,003	587
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	783
(American Insulated Glass, LLC) (9)
Green Veracity Holdings, LP - Class A	—	Business Services	—	—	15,000	1,500	5,700
(VT Topco, Inc.)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	477
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,387
Icon Partners V C, L.P.	—	Business Services	—	—	1,111,111	1,111	1,194
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	388,889	—	—
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	3,270
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	592
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP	—	Healthcare, Education and Childcare	—	—	113,839	1,138	1,199
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	42,031
(Cano Health, LLC) (9)
JWC-WE Holdings, L.P.	—	Home and Office Furnishings	—	—	2,688	783	—
(Walker Edison Furniture Company LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,774
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,854
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	643
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	180	1,376
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	373
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	126
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	1,925,990	1,930	1,926
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	815	897
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	2,990
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,261	243
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP	—	Business Services	—	—	351,553	352	373
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	68
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	979	1,651
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	382
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	(44)
Oral Surgery (ITC) Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	2,904	63	173
ORL Holdco, Inc.	—	Business Services	—	—	638	6	113
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	15,038,871	15,039	15,571
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	550
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	1,918
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	352
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	25	24
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,090
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	359
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,981
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	—
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	913

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	$1,500	$2,041
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,389
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	152
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	296
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	531,293	511	896
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	364,151	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	—
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	—
(The Vertex Companies, LLC)
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	60,057	3,022	304
UniVista Insurance (9)	—	Business Services	—	—	400	382	454
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,762,257	3,762	3,762
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	237,743	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	616
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						91,596	153,373
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						882,513	932,155
Investments in Non-Controlled, Affiliated Portfolio Companies—5.9% of Net Assets (1), (2)
Preferred Equity/Partnership Interests—5.6% of Net Assets(6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,791
Total Preferred Equity/Partnership Interests						32,791	32,791
Common Equity/Partnership Interests/Warrants—0.3% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	1,969	1,969
Total Common Equity/Partnership Interests/Warrants						4,821	1,969
Total Investments in Non-Controlled, Affiliated Portfolio Companies						37,612	34,760
Investments in Controlled, Affiliated Portfolio Companies—44.3% of Net Assets (1), (2)
First Lien Secured Debt—7.3% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	8.67%	3M L+700	£38,250	52,792	42,698
Total First Lien Secured Debt						52,792	42,698
Second Lien Secured Debt—0% of Net Assets
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	12,846	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—15.0% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	10.79%	3M L+800	88,011	88,011	88,011
Total Subordinated Debt						88,011	88,011
Common Equity—22.0% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,297
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	49,298,789	49,362	51,098
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708	74,282
Total Common Equity						228,718	128,677
Total Investments in Controlled, Affiliated Portfolio Companies						381,904	259,386
Total Investments—209.4% of Net Assets						1,302,029	1,226,301
Cash and Cash Equivalents—9.0% of Net Assets
BlackRock Federal FD Institutional 30						39,122	39,122
BNY Mellon Cash Reserve and Cash						13,722	13,544
Total Cash and Cash Equivalents						52,844	52,666
Total Investments and Cash Equivalents—218.4% of Net Assets						$1,354,873	$1,278,967
Liabilities in Excess of Other Assets—(118.4%) of Net Assets							(693,402)
Net Assets—100.0%							$585,565

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

MARCH 31, 2023

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of March 31, 2023, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

March 31, 2023

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2023, we had one portfolio companies on non-accrual, representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had one portfolio company on non-accrual, representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.5 million and $2.5 million respectively, which pertains to U.S. federal excise tax. For the three and six months ended March 31, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.4 million respectively, all of which pertains to U.S. federal excise tax.

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

For the three and six months ended March 31, 2023, the Company recognized a provision for taxes of $0.7 million and $0.7 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $5.1 million and $5.1 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2023, the Company recognized a provision for taxes of zero and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $(5.1) million and zero, respectively, on unrealized gain(loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of March

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

31, 2023 and September 30, 2022, the Company recognized a provision for taxes of $(0.7) million and $7.1 million on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three and six months ended March 31, 2023, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2022, the Company paid $4.0 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in remaining tax liability of $1.1 million as of March 31, 2022, included under accrued other expenses in the consolidated statement of assets and liabilities. Due to offsetting losses in the year ended September 30, 2022, the $4.0 million is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $6.9 million as of March 31, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through March 31, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, however the impact of the adoption is not expected to be material.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2023, the Investment Adviser earned base management fees of $4.0 million and $8.6 million, respectively, from us. For the three and six months ended March 31, 2022, the Investment Adviser earned base management fee of $5.0 million and $10.1 million, respectively, from us.

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

For the three and six months ended March 31, 2023, the Investment Adviser earned $3.5 million and $5.7 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2022, the Investment Adviser earned an incentive fee of zero and $2.7 million, respectively, on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2023 and 2022 , the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2023 and 2022 the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator provides similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2023, we reimbursed the Investment Administrator approximately $0.3 million and $0.6 million, respectively, for the services described above. For the three and six months ended March 31, 2022, we reimbursed the Administrator approximately $0.6 million and $0.9 million, respectively, for the services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2023 and 2022.

For the three and six months ended March 31, 2023, we sold $18.4 million and $18.4 million in investments to PSLF at fair value, respectively, and recognized less than $0.1 million and less than $0.1 million of net realized gains, respectively. For the three and six months ended March 31, 2022, we sold $11.5 million and $59.6 million in investments to PSLF at fair value, respectively, and recognized zero and $0.1 million of net realized gains, respectively.

For the three and six months ended March 31, 2023, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For three and six months ended March 31, 2022, we sold $82.3 million in investments to PTSF II at fair value and recognized $0.2 million of net realized gains.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2023 totaled $59.0 million and $146.3 million, respectively. For the same periods in the prior year, purchases of investments, including PIK interest, totaled $185.7 million and $480.8 million, respectively. Sales and repayments of investments for the three and six months ended March 31, 2023 totaled $114.2 million and $144.8 million, respectively. For the same periods in prior year, sales and repayments of investments totaled $405.5 million and $537.7 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2023		September 30, 2022
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$665,671	$648,359	$652,055	$630,965
Second lien	128,309	111,282	145,542	129,936
Subordinated debt / corporate notes	53,570	52,552	53,468	53,255
Subordinated notes in PSLF	95,351	95,351	88,011	88,011
Equity	167,578	171,593	313,591	273,036
Equity in PSLF	54,121	53,374	49,362	51,098
Total investments	1,164,600	1,132,511	1,302,029	1,226,301
Cash and cash equivalents	63,105	63,135	52,844	52,666
Total investments and cash and cash equivalents	$1,227,705	$1,195,646	$1,354,873	$1,278,967

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2023	September 30, 2022
Business Services	18%	18%
Healthcare, Education and Childcare	12	12
Consumer Products	9	8
Financial Services	6	5
Distribution	5	5
Home and Office Furnishings	5	4
Media	5	4
Telecommunications	5	5
Chemicals, Plastics and Rubber	4	3
Environmental Services	4	3
Auto Sector	4	3
Aerospace and Defense	4	3
Electronics	3	3
Transportation	2	2
Hotels, Motels, Inns and Gaming	2	2
Personal, Food and Miscellaneous Services	2	1
Building Materials	2	2
Personal and Non-Durable Consumer Products	1	1
Education	1	2
Insurance	1	1
Leisure, Amusement, Motion Pictures, Entertainment	1	1
Cargo Transport	1	1
Retail	1	1
Manufacturing / Basic Industries	1	1
Other	1	9
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of March 31, 2023 and September 30, 2022, PSLF had total assets of $793.0 million and $781.3 million, respectively and its investment portfolio consisted of debt investments in 86 and 80 portfolio companies, respectively. As of March 31, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.8 million and the five largest investments totaled $97.6 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We and Pantheon provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2023 and September 30, 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of March 31, 2023 and September 30, 2022 our investment in PSLF consisted of subordinated notes of $95.4 million (additional $20.5 million unfunded) and $88.0 million (additional $27.9 million unfunded), respectively, and equity interests of $57.5 million (additional $13.3 million unfunded) and $54.8 million (additional $18.3 million unfunded), respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $325.0 million (increased from $225.0 million on September 2, 2022) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period and is subject to leverage and borrowing base restrictions.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2023	September 30, 2022
Total investments	$747,561	$730,108
Weighted average cost yield on income producing investments	11.3%	9.4%
Number of portfolio companies in PSLF	86	80
Largest portfolio company investment at fair value	$19,750	$19,906
Total of five largest portfolio company investments at fair value	$97,638	$98,502

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

Below is a listing of PSLF’s individual investments as of March 31, 2023 ($ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)
First Lien Secured Debt - 847.4%
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.12%	3M L+650	15,000	$14,726	$14,775
Ad.net Acquisition, LLC	5/7/2026	Media	10.84%	3M L+600	4,913	4,913	4,876
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	10.45%	SOFR+600	14,912	14,574	14,316
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	10.83%	3M L+550	846	840	846
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	11.30%	SOFR+625	14,031	13,919	13,820
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	10.55%	3M L+550	14,761	14,707	14,318
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	10.53%	3M L+575	9,877	9,870	9,605
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	9.46%	3M L+575	6,441	6,388	6,408
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	9.77%	3M L+550	3,324	3,303	3,308
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	9.84%	3M L+600	7,550	7,550	7,512
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.91%	3M L+500	8,774	8,687	8,598
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.62%	3M L+575	11,880	11,681	11,642
Beta Plus Technologies, Inc.	7/1/2029	Business Services	9.32%	SOFR+575	14,963	14,706	13,167
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	9.50%	SOFR+500	17,908	17,742	17,505
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	10.73%	3M L+600	9,810	9,810	9,810
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	10.16%	SOFR+525	898	837	853
Cartessa Aesthetics, LLC	6/14/2028	Distribution	10.90%	3M L+600	17,369	17,069	17,195
CF512, Inc.	8/20/2026	Media	10.96%	3M L+575	2,962	2,940	2,903
Connatix Buyer, Inc.	7/13/2027	Media	10.23%	1M L+550	8,855	8,842	8,523
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	10.48%	3M L+475	6,403	6,396	6,307
DRI Holding Inc.	12/21/2028	Media	10.09%	3M L+575	4,404	3,953	3,914
DRS Holdings III, Inc.	11/3/2025	Consumer Products	10.90%	3M L+600	14,591	14,532	14,168
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	10.36%	3M L+575	8,098	8,002	7,920
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	12.42%	3M L+500	4,535	4,535	4,492
ECM Industries, LLC	12/23/2025	Electronics	9.45%	3M L+600	2,801	2,749	2,682
EDS Buyer, LLC	1/10/2029	Aerospace and Defense	11.15%	SOFR+625	6,250	6,172	6,094
Electro Rent Corporation	1/17/2024	Electronics	10.27%	3M L+550	3,732	3,606	3,632
Exigo Intermediate II, LLC	3/15/2027	Business Services	10.59%	1M L+575	9,900	9,778	9,702
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.91%	6M L+475	794	751	756
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	11.23%	3M L+600	7,305	7,283	6,949
Graffiti Buyer, Inc.	8/10/2027	Distribution	10.66%	3M L+550	1,964	1,933	1,945
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.39%	1M L+575	6,827	6,827	6,691
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	1M L+800	19,817	19,467	19,619
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.41%	3M L+600	15,179	14,991	14,769
HW Holdco, LLC	12/10/2024	Media	10.15%	1M L+700	14,250	14,143	14,036
Icon Partners III, LP	5/11/2028	Auto Sector	9.32%	3M L+475	2,316	2,008	1,627
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.55%	3M L+750	17,313	17,090	16,707
IG Investments Holdings, LLC	9/22/2028	Business Services	10.86%	1M L+575	4,451	4,372	4,384
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.37%	3M L+625	5,594	5,503	5,426
Inception Fertility Ventures, LLC	12/7/2023	Healthcare, Education and Childcare	11.91%	3M L+550	19,837	19,589	19,441
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.73%	SOFR+675	11,109	10,910	10,886
Infolinks Media Buyco, LLC	11/1/2026	Media	10.66%	1M L+550	6,396	6,396	6,396
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.00%	3M L+575	19,950	19,881	19,750
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.91%	SOFR+800	13,418	13,351	13,418
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	10.70%	SOFR+603	2,579	2,573	2,543
Lash OpCo, LLC	2/18/2027	Consumer Products	11.17%	1M L+650	19,824	19,642	19,428
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	10.13%	3M L+475	12,282	12,089	11,975
LJ Avalon Holdings, LLC	1/31/2030	Environmental Services	11.33%	3M L+650	6,350	6,236	6,223
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.50%	3M L+550	5,540	5,139	5,042
Magenta Buyer, LLC	7/31/2028	Software	9.58%	3M L+500	3,804	3,551	3,123
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.23%	3M L+550	7,884	7,835	7,805
MBS Holdings, Inc.	4/16/2027	Telecommunications	10.59%	3M L+575	7,369	7,295	7,295
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.41%	3M L+575	2,968	2,916	2,938
Municipal Emergency Services, Inc.	9/28/2027	Distribution	10.55%	3M L+550	4,133	4,076	3,959
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	9.92%	3M L+575	7,467	7,399	7,467
Owl Acquisition, LLC	2/4/2028	Education	10.16%	3M L+550	3,805	3,702	3,710
Ox Two, LLC (New Issue)	5/18/2026	Distribution	12.41%	1M L+650	4,937	4,893	4,789
PL Acquisitionco, LLC	11/9/2027	Retail	11.34%	1M L+575	8,591	8,459	8,204
PlayPower, Inc.	5/8/2026	Consumer Products	10.25%	1M L+525	2,565	2,485	2,309
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.21%	1M L+600	3,331	3,278	3,281
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	0.00%	3M L+625	56	—	—
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.80%	3M L+600	12,730	12,650	12,476
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	9.42%	1M L+450	5,154	5,154	5,154
Reception Purchaser, LLC	2/28/2028	Transportation	10.78%	SOFR+600	4,950	4,885	4,721
Recteq, LLC	1/29/2026	Consumer Products	10.98%	3M L+700	9,800	9,688	9,408
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	10.31%	1M L+550	14,504	14,424	10,996
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	9.86%	3M L+525	3,192	3,175	3,144
Riverside Assessments, LLC	3/10/2025	Education	10.48%	SOFR+575	9,908	9,846	9,759
Sales Benchmark Index LLC	1/3/2025	Business Services	11.16%	3M L+625	6,859	6,797	6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.26%	SOFR+300	4,857	4,857	4,772
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.05%	3M L+575	14,925	14,734	14,552
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	11.55%	1M L+450	11,576	11,531	11,576
Solutionreach, Inc.	1/17/2024	Communications	10.59%	6M L+675	11,320	11,299	10,777
STV Group Incorporated	12/11/2026	Transportation	10.16%	SOFR+525	12,099	12,039	12,038

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)

Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.71%	3M L+475	3,590	3,396	3,465
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.69%	SOFR+575	16,047	15,742	15,806
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+500	696	667	676
Teneo Holdings LLC	7/18/2025	Financial Services	10.16%	SOFR+525	2,951	2,941	2,911
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.50%	3M L+600	11,152	11,065	10,928
The Bluebird Group LLC	7/27/2026	Business Services	12.15%	3M L+650	5,446	5,488	5,370
The Vertex Companies, LLC	8/30/2027	Business Services	10.16%	SOFR+525	4,508	4,467	4,414
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	9.24%	3M L+525	5,508	5,385	5,403
TVC Enterprises, LLC	3/26/2026	Transportation	10.59%	3M L+600	17,019	16,899	16,763
TWS Acquisition Corporation	6/16/2025	Education	11.39%	3M L+625	7,949	7,924	7,949
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.24%	SOFR+550	12,003	11,888	10,887
UBEO, LLC	4/3/2024	Printing and Publishing	9.48%	3M L+450	4,650	4,639	4,580
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	10.30%	3M L+525	9,925	9,805	9,865
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.80%	SOFR+575	11,449	11,378	11,163
Zips Car Wash, LLC	3/1/2024	Business Services	12.14%	3M L+725	19,848	19,636	19,401

Total First Lien Secured Debt						761,289	747,561
Total Investments - 847.4%
Cash and Cash Equivalents - 46.9%
BlackRock Federal FD Institutional 30						41,361	41,361
Total Cash and Cash Equivalents						41,361	41,361
Total Investments and Cash Equivalents - 894.2%						$802,650	$788,922
Liabilities in Excess of Other Assets — (794.2)%							(700,700)
Members' Equity—100.0%							$88,222

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	$4,938	$4,938	$4,901
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,868	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,608	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,339
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,490
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	-	(1)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,498

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,074
Liabilities in Excess of Other Assets — (815.3)%							(688,612)
Members' Equity—100.0%							$84,462

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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	March 31, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$761,289 and $738,219, respectively)	$747,561	$730,108
Cash and cash equivalents (cost—$41,361 and $42,966, respectively)	41,361	42,966
Receivable for investments sold	—	3,870
Interest receivable	2,997	2,970
Prepaid expenses and other assets	1,089	1,373
Total assets	793,008	781,287
Liabilities
Credit facility payable	284,600	257,600
2034 Asset-backed debt, net (par—$246,000)	244,089	243,896
Notes payable to members	157,605	145,472
Payable for investments purchased	—	37,658
Interest payable on credit facility and asset backed debt	8,019	4,676
Distribution payable to Members	6,500	4,000
Interest payable on notes to members	3,369	2,703
Accrued expenses	604	820
Total liabilities	704,786	696,825
Commitments and contingencies (1)
Members' equity	88,222	84,462
Total liabilities and members' equity	$793,008	$781,287

———————————

(1)
As of March 31, 2023 and September 30, 2022, PSLF had unfunded commitments to fund investments of $0.1 million and $0.1 million, respectively

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Investment income:
Interest	$21,223	$7,698	$40,068	$15,268
Other income	751	39	848	142
Total investment income	21,974	7,737	40,916	15,410
Expenses:
Interest expense on credit facility and asset-backed debt	8,874	2,046	16,689	3,654
Interest expense on notes to members	5,003	2,430	9,726	4,869
Administrative services expenses	493	293	1,220	586
General and administrative expenses	177	112	291	224
Total expenses	14,547	4,881	27,926	9,333
Net investment income	7,427	2,856	12,990	6,077
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	54	387	21	386
Net change in unrealized appreciation (depreciation) on investments	(1,695)	(1,233)	(5,617)	(727)
Net realized and unrealized gain (loss) from investments	(1,641)	(846)	(5,596)	(341)
Net increase (decrease) in members' equity resulting from operations	$5,786	$2,010	$7,394	$5,736

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

March 31, 2023

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at March 31, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$40,797	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	604,393	Market Comparable	Market yield	7% - 18.4% (10.6%)
First lien	3,169	Enterprise Market Value	EBITDA multiple	3.5x
Second lien	9,655	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	101,627	Market Comparable	Market yield	12.4% - 19.9% (14.5%)
Subordinated debt / corporate notes	147,903	Market Comparable	Market yield	12.8% - 18.4% (13.7%)
Equity	155,387	Enterprise Market Value	EBITDA multiple	0.3x - 19.8x (10.7x)
Equity	4,216	Enterprise Market Value	DLOM(2)	25.3%
Total Level 3 investments	$1,067,147
Debt Category ($ in thousands)
Truist Credit Facility	$362,268	Market Comparable	Market yield	3.1%

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

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2023
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$907,544	$—	$—	$907,544	$—
Equity investments	224,967	—	—	159,603	65,364
Total investments	1,132,511	—	—	1,067,147	65,364
Cash and cash equivalents	63,135	63,135	—	—	—
Total investments and cash and cash equivalents	$1,195,646	$63,135	$—	$1,067,147	$65,364
Truist Credit Facility	$362,268	$—	$—	$362,268	$—
2026 Notes(2)	147,218	—	147,218	—	—
2026 Notes-2(2)	161,800	—	161,800	—	—
Total debt	$671,286	$—	$309,018	$362,268	$—

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$902,165	$257,162	$1,159,327
Net realized (loss) gain	(11,792)	(128,201)	(139,993)
Net change in unrealized appreciation	1,554	42,893	44,447
Purchases, PIK interest, net discount accretion and non-cash exchanges	126,528	19,893	146,421
Sales, repayments and non-cash exchanges	(110,911)	(32,144)	(143,055)
Transfers in/out of Level 3	—	—	—
Ending Balance	$907,544	$159,603	$1,067,147
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(2,814)	$(42,728)	$(45,542)

	Six Months Ended March 31, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,428	$1,211,021
Net realized (loss) gain	421	116,163	116,584
Net change in unrealized appreciation	(14,269)	(89,480)	(103,749)
Purchases, PIK interest, net discount accretion and non-cash exchanges	441,570	29,813	471,383
Sales, repayments and non-cash exchanges	(366,418)	(175,067)	(541,485)
Transfers in/out of Level 3	—	—	—
Ending Balance	$911,897	$241,857	$1,153,754
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(12,650)	$(90,848)	$(103,498)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six months ended March 31,
Long-Term Credit Facility	2023	2022
Beginning Balance (cost – $385,920 and $316,545, respectively)	$376,687	$314,813
Net change in unrealized appreciation (depreciation) included in earnings	(5,919)	(289)
Borrowings (1)	75,500	496,841
Repayments (1)	(84,000)	(595,466)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $377,420 and $217,920, respectively)	$362,268	$215,899
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $377,420 and $217,920, respectively)	$362,268	$215,899

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

(1)
Excludes temporary draws.

As of March 31, 2023, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$44,512	June 30, 2023	$(4,908)

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$40,187	December 31, 2022	$(9,233)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, 2026 Notes-2, and the SBA debentures.

For the three and six months ended March 31, 2023, the Truist Credit Facility had a net change in unrealized depreciation of $1.5 million and $5.9 million, respectively. For the three and six months ended March 31, 2022, the Truist Credit Facility had a net change in unrealized depreciation of $1.3 million and $0.3 million, respectively. As of March 31, 2023 and September 30, 2022, the net unrealized depreciation on the Truist Credit Facility totaled $15.2 million and $9.2 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2023	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$45,995	$1,789	$—	$4,623	$52,407	$662	$1,789	$—	$—
Mailsouth Inc.	—	—	—	—	—	—	—	—	—
PennantPark Senior Loan Fund, LLC (3)	139,109	12,100	—	(2,484)	148,725	5,844	—	6,958	—
RAM Energy LLC	74,282	—	(162,708)	88,426	—	—	—	—	(133,098)
Total Controlled Affiliates	$259,386	$13,889	$(162,708)	$90,565	$201,132	$6,506	$1,789	$6,958	$(133,098)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,791	$819	$—	$15	$33,625	$—	$—	$—	$—
MidOcean JF Holdings Corp.	1,969	—	—	—	1,969	—	—	—	—
Walker Edison Furniture Company LLC (2)	—	16,382	—	$(169)	$16,213	81	—	—	—
Total Non-Controlled Affiliates	$34,760	$17,201	$-	$(154)	$51,807	$81	$—	$—	$—
Total Controlled and Non-Controlled Affiliates	$294,146	$31,090	$(162,708)	$90,411	$252,939	$6,587	$1,789	$6,958	$(133,098)

(1)
Includes PIK.
(2)
Walker Edison Furniture Company LLC became a non-controlled affiliate during the quarter ended March 31, 2023.
(3)
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

March 31, 2023

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator for net increase (decrease) in net assets resulting from operations	$4,872	$3,160	$(67,020)	$28,668
Denominator for basic and diluted weighted average shares	65,224,500	66,747,256	65,224,500	66,897,817
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.07	$0.05	$(1.03)	$0.43

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2023 and September 30, 2022, cash and cash equivalents consisted of money market funds in the amounts of $63.1 million and $52.7 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Six Months Ended March 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$8.98	$9.85
Net investment income (1)	0.41	0.36
Net change in realized and unrealized (loss) gain (1)	(1.44)	0.07
Net increase (decrease) in net assets resulting from operations (1)	(1.03)	0.43
Distributions to stockholders (1), (2)	(0.35)	(0.26)
Repurchase of common stock (1)	—	0.03
Net asset value, end of period	$7.60	$10.05
Per share market value, end of period	$5.28	$7.78
Total return* (3)	2.96%	24.09%
Shares outstanding at end of period	65,224,500	66,131,651
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.11%	4.55%
Ratio of debt related expenses to average net assets (5)	7.55%	4.03%
Ratio of total expenses to average net assets (5)	14.66%	8.58%
Ratio of net investment income to average net assets (5)	10.09%	7.30%
Net assets at end of period	$495,715	$664,325
Weighted average debt outstanding(6)	$700,434	$558,399
Weighted average debt per share (1)(6)	$10.74	$8.37
Asset coverage per unit (7)	$1,697	$2,271
Portfolio turnover rate*	12.11%	35.66%

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2023

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2023 and 2022, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes and 2026 Notes-2, was 5.8% and 4.8%, respectively. As of March 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Secti377.4on 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 170% and 186%, respectively.

Truist Credit Facility

As of March 31, 2023, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2023 and September 30, 2022, we had $377.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.1% and 5.3%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2023 and September 30, 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of March 31, 2023 and September 30, 2022, we had $122.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of March 31, 2023, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero and $20.0 million as of March 31, 2023 and September 30, 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2023 and September 30, 2022, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and six months ended March 31, 2023, $20.0 million and $20.0 million of SBA debentures were repaid, respectively. During the three and six months ended March 31, 2022, $36.0 million and $36.0 million in SBA debentures were repaid, resectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized. As of March 31, 2023 and September 30, 2022, the unamortized fees on the SBA debentures was zero and $0.3 million, respectively. We repaid the remaining $20.0 million SBA debentures during the three months ended March 31, 2022.

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

2024 Notes

As of March 31, 2023 and September 30, 2022, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly at a rate of 5.5% per year.

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

March 31, 2023

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2023 and September 30, 2022, we had $182.0 million and $169.2 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2022, PennantPark Senior Loan Fund, LLC and RAM Energy Holdings LLC triggered at least one of the significance tests. In accordance with Rule 4-08(g) of Regulation S-X, which requires summarized financial information to be included in the notes to the Company’s financial statements, please refer to Note 4 to review the Statement of Assets and Liabilities as well as the Statement of Operations for PennantPark Senior Loan Fund, LLC. PennantPark Senior Loan Fund, LLC did not meet the significance threshold under Rule 3-09 which requires separate audited financial statements. Our investment in RAM Energy Holdings, LLC was releaized on February 8, 2023.

13. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the three months ended March 31, 2023, we did not make any repurchases of our common shares. During the three months ended March 31, 2022, we repurchased 913,454 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.1 million.

14. SUBSEQUENT EVENTS

On April 18, 2023, Dominion Voting Systems ("Dominion") and Fox News Network ("Fox News") agreed to settle the defamation lawsuit filed by Dominion against Fox News. As part of the settlement Fox News agreed to pay Dominion $787.5 million. Dominion is a portfolio company of PNNT, which holds a minority equity interest in the company. While Dominion may retian some of the settlment proceeds for corporate purposes, the company communicated its intention to distribute a substantial portion of the proceeds, net of estimated taxes and expenses, to its equity holders and PNNT's portion is estimated to be approximately $12 million. The timing and amount of any distribution is uncertain and subject to change.

Guy Talarico resigned as the Company's Chief Compliance Officer, effective as of the close of business on May 9, 2023. Mr. Talarico's resignation is not a result of any disagreement with the Compnay's operations, policies, practices or accounting matters. On May 9, 20023, the Company's Board of Directors appointed Frank Galea as Chief Compliance Officer of the Company, effective as of the close of business on May 9, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of March 31, 2023, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2023 and 2022, and cash flows for the six-month periods ended March 31, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 11, 2023

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation for the periods ended March 31, 2023 and 2022, as indicated in our report dated May 11, 2023; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 11, 2023

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2023, our portfolio totaled $1,132.5 million, which consisted of $648.4 million of first lien secured debt, $111.3 million of second lien secured debt, $147.9 million of subordinated debt (including $95.4 million in PSLF) and $224.9 million of preferred and common equity (including $53.4 million in PSLF). Our debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of March 31, 2023, we had one portfolio companies on non-accrual, representing 1.0% and zero of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $32.1 million as of March 31, 2023. Our overall portfolio consisted of 135 companies with an average investment size of $8.4 million, had a weighted average yield on interest bearing debt investments of 12.1% and was invested 57% in first lien secured debt, 10% in second lien secured debt, 13% in subordinated debt (including 8% in PSLF) and 20% in preferred and common equity (including 5% in PSLF). As of March 31, 2023, all of the investments held by PSLF were first lien secured debt.

As of September 30, 2022, our portfolio totaled $1,226.3 million and consisted of $631.0 million of first lien secured debt, $129.9 million of second lien secured debt, $141.3 million of subordinated debt (including $88.0 million in PSLF) and $324.1 million of preferred and common equity (including $51.1 million in PSLF). Our interest bearing debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of September 30, 2022, we had one portfolio company on non-accrual, representing 1% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $71.0 million as of September 30, 2022. Our overall portfolio consisted of 123 companies with an average investment size of $10.1 million, had a weighted average yield on interest bearing debt investments of 10.8 % and was invested 51 % in first lien secured debt, 11 % in second lien secured debt, 12% in subordinated debt (including 7% in PSLF) and 26 % in preferred and common equity (including 4 % in PSLF).

For the three months ended March 31, 2023, we invested $58.3 million in six new and 34 existing portfolio companies with a weighted average yield on debt investments of 11.8%. Sales and repayments of investments for the three months ended March 31, 2023 totaled $114.2 million. For the six months ended March 31, 2023, we invested $144.8 million in 12 new and 64 existing portfolio companies with a weighted average yield on debt investments of 11.5%. Sales and repayment for the six months ended March 31, 2023 of investments for the totaled $136.8 million.

For the three months ended March 31, 2022, we invested $178.0 million in eight new and 29 existing portfolio companies with a weighted average yield on debt investments of 7.2%. Sales and repayments of investments for the three months ended March 31, 2022 totaled $405.5 million. For the six months ended March 31, 2022, we invested $473.1 million in 24 new and 59 existing portfolio companies with a weighted average yield on debt investments of 7.8% Sales and repayment of investments for the six months ended March 31, 2022 totaled $537.7 million.

PennantPark Senior Loan Fund, LLC

As of March 31, 2023, PSLF’s portfolio totaled $747.6 million, consisted of 86 companies with an average investment size of $8.7 million and had a weighted average yield on debt investments of 11.3%.

As of September 30, 2022, PSLF’s portfolio totaled $730.1 million, consisted of 80 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 9.4%.

For the three months ended March 31, 2023, PSLF invested $38.5 million (of which $18.4 million were purchased from the Company) in one new and one existing portfolio companies with a weighted average yield on debt investments of 11.6%. PSLF’s sales and repayments of investments for the same period totaled $24.9 million. For the six months ended March 31, 2023, PSLF invested $55.3 (of which $18.4 million was purchased from the Company) in eight new and five existing portfolio companies with a weighted average yield on debt investments of 11.5%. PSLF's sales and repayments of investments for the same period totaled $33.9 million.

For the three months ended March 31, 2022, PSLF invested $27.4 million (of which $11.5 million was purchased from the Company) in six new and two existing portfolio companies with a weighted average yield on debt investments of 7.5%. PSLF’s sales and repayments of investments for the same period totaled $2.3 million. For the six months ended March 31, 2022, PSLF invested $78.1 million (of which $59.6 million was purchased from the Company) in 15 new and two existing portfolio companies with a weighted average yield on debt investment of 7.5%. PSLF's sales and repayments of investments for the same period totaled $37.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the six months from those disclosed in our 2022 Annual Report on Form 10-K.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three and six months ended March 31, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2026 Notes-2 and SBA debentures.

For the three and six months ended March 31, 2023, the Truist Credit Facility had a net change in unrealized depreciation of $1.5 million and $5.9 million, respectively. For the three and six months ended March 31, 2022, our Truist Credit Facility had a net change in unrealized depreciation of $1.3 million and $0.3 million, respectively. As of March 31, 2023 and September 30, 2022, the net unrealized depreciation on the Truist Credit Facility totaled $15.2 million and $9.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.5 million and $2.5 million respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.4 million respectively, all of which pertains to U.S. federal excise tax.

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a second-tier wholly-owned subsidiary of the Company,) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements..

For the three and six months ended March 31, 2023, the Company recognized a provision for taxes of $0.7 million and $0.7 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2022, the Company recognized a provision for taxes of $5.1 million and $5.1 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2023, the Company recognized a provision for taxes of zero and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2022, the

Company recognized a provision for taxes of $(5.1) million and zero, respectively, on unrealized gain(loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of March 31, 2023 and September 30, 2022, the Company recognized a provision for taxes of $(0.7) million and $7.1 million on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three and six months ended March 31, 2023, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and six months ended March 31, 2022, the Company paid $4.0 million in taxes on realized gains on the sale of investments held by the Taxable Subsidiary, resulting in remaining tax liability of $1.1 million as of March 31, 2022, included under accrued other expenses in the consolidated statement of assets and liabilities. Due to offsetting losses in the year ended September 30, 2022, the $4.0 million is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $6.9 million as of March 31, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2023 and 2022.

Investment Income

For the three and six months ended March 31, 2023, investment income was $36.3 million and $66.3 million, respectively, which was attributable to $26.8 million and $48.6 million from first lien secured debt, $3.7 million and $7.4 from second lien secured debt, $2.2 million and $1.1 from subordinated debt and $4.8 million from preferred and common equity, respectively. For the three and six months ended March 31, 2022, investment income was $24.3 million and $52.7 million, respectively, which was attributable to $14.5 million and $34.6 million from first lien secured debt, $6.3 million and $10.8 million from second lien secured debt, $0.4 million and $2.3 million from subordinated debt and $3.1 million and $4.9 million from preferred and common equity, respectively. The increase in investment income was primarily due to the increase in the cost yield of our debt portfolio compared to the same period in the prior year.

Expenses

For the three and six months ended March 31, 2023, expenses totaled $19.7 million and $39.3 million, respectively and were comprised of; $10.6 million and $20.3 million of debt related interest and expenses, $4.0 million and $8.6 million of base management fees, $3.5 million and $5.7 million of incentive fees, $1.1 million and $2.2 million of general and administrative expenses and $0.5 million and $2.5 million of provision for excise taxes. For the three and six months ended March 31, 2022, expenses totaled $12.7 million and $28.5 million, respectively, and were comprised of $6.5 million and $13.4 million of debt related interest and expenses, $5.0 million and $10.1 million of base management fees, zero and $2.7 million of performance based incentive fees, $1.0 million and $1.9 million of general and administrative expenses and $0.2 million and $0.4 million of provision for excise taxes, respectively. The increase in expenses was primarily due to the increased financing costs of our liabilities debt compared to the same period in the prior year.

Net Investment Income

For the three and six months ended March 31, 2023, net investment income totaled $16.6 million, and $27.0 million, or $0.26 per share, and $0.41 per share, respectively. For the three and six months ended March 31, 2022, net investment income totaled $11.7 million, and $24.2 million, or $0.18 per share and $0.36 per share. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses on Investments and Debt

For the three and six months ended March 31, 2023, net realized gains (losses) totaled $(148.7) million and $(144.7) million, respectively. For the three and six months ended March 31, 2022 net realized gains (losses) totaled $136.6 million and $108.9 million, respectively. The change in realized gains or losses was primarily due to changes in the market conditions of our investments and the values at which they were realized compared to the same periods in the prior year.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2023, we reported net change in unrealized appreciation (depreciatoin) on investments of $135.4 million and $43.8 million, respectively. For the three and six months ended March 31, 2022, we reported net change in unrealized appreciation (depreciation) on investments of $(151.5) million and $(104.7) million, respectively. As of March 31, 2023 and September 30, 2022, our net unrealized appreciation (depreciation) on investments totaled $(32.1) million and $(75.7) million, respectively. The net change in unrealized appreciation or depreciation on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companies within the portfolio and changes in the capital market conditions of our investments.

For the three and six months ended March 31, 2023, our credit facility with Truist (the "Credit Facility") had a net change in unrealized (appreciation) depreciation of $1.5 million and $5.9 million, respectively. For the three and six months ended March 31, 2022, the Credit Facility had a net change in unrealized (appreciation) depreciation of $1.3 million and $0.3 million, respectively. As of March 31, 2023 and September 30, 2022, the net unrealized (appreciation) depreciation on the Credit Facility totaled $15.2 million and $9.2 million, respectively. The net change in unrealized appreciation or depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Increasese (Decrease) in Net Assets Resulting from Operations

For the three and six months ended March 31, 2023, net increase (decrease) in net assets resulting from operations totaled $4.9 million, and $(67.0) million, or $0.07 per share, and $(1.03) per share, respectively. For the three and six months ended March 31, 2022, net increase (decrease) in net assets resulting from operations totaled $3.2 million and $28.7 million, or $0.05 and $0.43 per share. The increase or decrease from operations compared to the same periods in the prior year was primarily due to an increase in realized loss.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of March 31, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act was 170% and 186%, respectively.

For the six months ended March 31, 2023 and 2022, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, was 5.8% and 4.8%, respectively.

As of March 31, 2023, we had the multi-currency Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2023 and September 30, 2022, we had $377.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.1% and 5.3%, respectively, exclusive of the fee on undrawn commitments, as of March 31, 2023 and September 30, 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of March 31, 2023 and September 30, 2022, we had $122.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of March 31, 2023, we were in compliance with the terms of the Truist Credit Facility.

On November 13, 2021, the 2024 Notes were redeemed at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Accordingly, as of March 31, 2023 and September 30, 2022, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

As of March 31, 2023, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of March 31, 2023, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

SBIC II is able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We have funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero and $20.0 million as of March 31, 2023 and September 30, 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both March 31, 2023 and September 30, 2022, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and six months ended March 31, 2023, there were $20.0 million and $20.0 million of SBA debentures were repaid, respectively. During the three and six months ended March 31, 2022, there was $36.0 million and $36.0 million in SBA debentures were repaid, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized. As of March 31, 2023 and September 30, 2022, the unamortized fees on the SBA debentures was zero and $0.3 million, respectively. We repaid the remaining $20.0 million SBA debentures during the three months ended March 31, 2023.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$20,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program is designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of March 31, 2023, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of March 31, 2023 and September 30, 2022, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2023 and September 30, 2022, we had cash and cash equivalents of $63.1 million and $52.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the six months ended March 31, 2023, our operating activities provided cash of $59.3 million and our financing activities used cash of $49.0 million. Our operating activities used cash primarily due to our investment activities and our financing activities used cash primarily due to repayments under the Truist Credit Facility.

For the six months ended March 31, 2022, our operating activities provided cash of $89.8 million, and our financing activities used cash of $83.9 million. Our operating activities provided cash primarily from proceeds from our investment activities and our financing activities used cash primarily due to fund under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of March 31, 2023 and September 30, 2022, PSLF had total assets of $793.0 million and $781.3 million, respectively and its investment portfolio consisted of debt investments in 86 and 80 portfolio companies, respectively. As of March 31, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.8 million and the five largest investments totaled $97.6 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We and Pantheon provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2023 and September 30, 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of March 31, 2023 and September 30, 2022 our investment in PSLF consisted of subordinated notes of $95.4 million (additional $20.5 million unfunded) and $88.0 million (additional $27.9 million unfunded), respectively, and equity interests of $57.5 million (additional $13.3 million unfunded) and $54.8 million (additional $18.3 million unfunded), respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $325.0 million (increased from $225.0 million on September 2, 2022) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period and is subject to leverage and borrowing base restrictions.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2023	September 30, 2022
Total investments	$747,561	$730,108
Weighted average cost yield on income producing investments	11.3%	9.4%
Number of portfolio companies in PSLF	86	80
Largest portfolio company investment at fair value	$19,750	$19,906
Total of five largest portfolio company investments at fair value	$97,638	$98,502

Below is a listing of PSLF’s individual investments as of March 31, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)
First Lien Secured Debt - 847.4%
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.12%	3M L+650	15,000	$14,726	$14,775
Ad.net Acquisition, LLC	5/7/2026	Media	10.84%	3M L+600	4,913	4,913	4,876
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	10.45%	SOFR+600	14,912	14,574	14,316
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	10.83%	3M L+550	846	840	846
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	11.30%	SOFR+625	14,031	13,919	13,820
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	10.55%	3M L+550	14,761	14,707	14,318
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	10.53%	3M L+575	9,877	9,870	9,605
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	9.46%	3M L+575	6,441	6,388	6,408
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	9.77%	3M L+550	3,324	3,303	3,308
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	9.84%	3M L+600	7,550	7,550	7,512
Applied Technical Services, LLC	12/29/2026	Environmental Services	10.91%	3M L+500	8,774	8,687	8,598
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	10.62%	3M L+575	11,880	11,681	11,642
Beta Plus Technologies, Inc.	7/1/2029	Business Services	9.32%	SOFR+575	14,963	14,706	13,167
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	9.50%	SOFR+500	17,908	17,742	17,505
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	10.73%	3M L+600	9,810	9,810	9,810
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	10.16%	SOFR+525	898	837	853
Cartessa Aesthetics, LLC	6/14/2028	Distribution	10.90%	3M L+600	17,369	17,069	17,195
CF512, Inc.	8/20/2026	Media	10.96%	3M L+575	2,962	2,940	2,903
Connatix Buyer, Inc.	7/13/2027	Media	10.23%	1M L+550	8,855	8,842	8,523
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	10.48%	3M L+475	6,403	6,396	6,307
DRI Holding Inc.	12/21/2028	Media	10.09%	3M L+575	4,404	3,953	3,914
DRS Holdings III, Inc.	11/3/2025	Consumer Products	10.90%	3M L+600	14,591	14,532	14,168
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	10.36%	3M L+575	8,098	8,002	7,920
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	12.42%	3M L+500	4,535	4,535	4,492
ECM Industries, LLC	12/23/2025	Electronics	9.45%	3M L+600	2,801	2,749	2,682
EDS Buyer, LLC	1/10/2029	Aerospace and Defense	11.15%	SOFR+625	6,250	6,172	6,094
Electro Rent Corporation	1/17/2024	Electronics	10.27%	3M L+550	3,732	3,606	3,632
Exigo Intermediate II, LLC	3/15/2027	Business Services	10.59%	1M L+575	9,900	9,778	9,702
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	9.91%	6M L+475	794	751	756
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	11.23%	3M L+600	7,305	7,283	6,949
Graffiti Buyer, Inc.	8/10/2027	Distribution	10.66%	3M L+550	1,964	1,933	1,945
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.39%	1M L+575	6,827	6,827	6,691
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	1M L+800	19,817	19,467	19,619
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.41%	3M L+600	15,179	14,991	14,769
HW Holdco, LLC	12/10/2024	Media	10.15%	1M L+700	14,250	14,143	14,036
Icon Partners III, LP	5/11/2028	Auto Sector	9.32%	3M L+475	2,316	2,008	1,627
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.55%	3M L+750	17,313	17,090	16,707
IG Investments Holdings, LLC	9/22/2028	Business Services	10.86%	1M L+575	4,451	4,372	4,384
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.37%	3M L+625	5,594	5,503	5,426
Inception Fertility Ventures, LLC	12/7/2023	Healthcare, Education and Childcare	11.91%	3M L+550	19,837	19,589	19,441
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.73%	SOFR+675	11,109	10,910	10,886
Infolinks Media Buyco, LLC	11/1/2026	Media	10.66%	1M L+550	6,396	6,396	6,396
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.00%	3M L+575	19,950	19,881	19,750
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	12.91%	SOFR+800	13,418	13,351	13,418
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	10.70%	SOFR+603	2,579	2,573	2,543
Lash OpCo, LLC	2/18/2027	Consumer Products	11.17%	1M L+650	19,824	19,642	19,428
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	10.13%	3M L+475	12,282	12,089	11,975
LJ Avalon Holdings, LLC	1/31/2030	Environmental Services	11.33%	3M L+650	6,350	6,236	6,223
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.50%	3M L+550	5,540	5,139	5,042
Magenta Buyer, LLC	7/31/2028	Software	9.58%	3M L+500	3,804	3,551	3,123
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.23%	3M L+550	7,884	7,835	7,805
MBS Holdings, Inc.	4/16/2027	Telecommunications	10.59%	3M L+575	7,369	7,295	7,295
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.41%	3M L+575	2,968	2,916	2,938
Municipal Emergency Services, Inc.	9/28/2027	Distribution	10.55%	3M L+550	4,133	4,076	3,959
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	9.92%	3M L+575	7,467	7,399	7,467
Owl Acquisition, LLC	2/4/2028	Education	10.16%	3M L+550	3,805	3,702	3,710
Ox Two, LLC (New Issue)	5/18/2026	Distribution	12.41%	1M L+650	4,937	4,893	4,789
PL Acquisitionco, LLC	11/9/2027	Retail	11.34%	1M L+575	8,591	8,459	8,204
PlayPower, Inc.	5/8/2026	Consumer Products	10.25%	1M L+525	2,565	2,485	2,309
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.21%	1M L+600	3,331	3,278	3,281
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	0.00%	3M L+625	56	—	—
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	10.80%	3M L+600	12,730	12,650	12,476
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	9.42%	1M L+450	5,154	5,154	5,154
Reception Purchaser, LLC	2/28/2028	Transportation	10.78%	SOFR+600	4,950	4,885	4,721
Recteq, LLC	1/29/2026	Consumer Products	10.98%	3M L+700	9,800	9,688	9,408
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	10.31%	1M L+550	14,504	14,424	10,996
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	9.86%	3M L+525	3,192	3,175	3,144
Riverside Assessments, LLC	3/10/2025	Education	10.48%	SOFR+575	9,908	9,846	9,759
Sales Benchmark Index LLC	1/3/2025	Business Services	11.16%	3M L+625	6,859	6,797	6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.26%	SOFR+300	4,857	4,857	4,772
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.05%	3M L+575	14,925	14,734	14,552
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	11.55%	1M L+450	11,576	11,531	11,576
Solutionreach, Inc.	1/17/2024	Communications	10.59%	6M L+675	11,320	11,299	10,777
STV Group Incorporated	12/11/2026	Transportation	10.16%	SOFR+525	12,099	12,039	12,038

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value(2)

Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	9.71%	3M L+475	3,590	3,396	3,465
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	10.69%	SOFR+575	16,047	15,742	15,806
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	9.95%	SOFR+500	696	667	676
Teneo Holdings LLC	7/18/2025	Financial Services	10.16%	SOFR+525	2,951	2,941	2,911
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.50%	3M L+600	11,152	11,065	10,928
The Bluebird Group LLC	7/27/2026	Business Services	12.15%	3M L+650	5,446	5,488	5,370
The Vertex Companies, LLC	8/30/2027	Business Services	10.16%	SOFR+525	4,508	4,467	4,414
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	9.24%	3M L+525	5,508	5,385	5,403
TVC Enterprises, LLC	3/26/2026	Transportation	10.59%	3M L+600	17,019	16,899	16,763
TWS Acquisition Corporation	6/16/2025	Education	11.39%	3M L+625	7,949	7,924	7,949
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.24%	SOFR+550	12,003	11,888	10,887
UBEO, LLC	4/3/2024	Printing and Publishing	9.48%	3M L+450	4,650	4,639	4,580
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	10.30%	3M L+525	9,925	9,805	9,865
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.80%	SOFR+575	11,449	11,378	11,163
Zips Car Wash, LLC	3/1/2024	Business Services	12.14%	3M L+725	19,848	19,636	19,401

Total First Lien Secured Debt						761,289	747,561
Total Investments - 847.4%
Cash and Cash Equivalents - 46.9%
BlackRock Federal FD Institutional 30						41,361	41,361
Total Cash and Cash Equivalents						41,361	41,361
Total Investments and Cash Equivalents - 894.2%						$802,650	$788,922
Liabilities in Excess of Other Assets — (794.2)%							(700,700)
Members' Equity—100.0%							$88,222

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

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	$4,938	$4,938	$4,901
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,868	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,608	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,339
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,490
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	-	(1)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,498

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,074
Liabilities in Excess of Other Assets — (815.3)%							(688,612)
Members' Equity—100.0%							$84,462
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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	March 31, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (cost—$761,289 and $738,219, respectively)	$747,561	$730,108
Cash and cash equivalents (cost—$41,361 and $42,966, respectively)	41,361	42,966
Receivable for investments sold	—	3,870
Interest receivable	2,997	2,970
Prepaid expenses and other assets	1,089	1,373
Total assets	793,008	781,287
Liabilities
Credit facility payable	284,600	257,600
2034 Asset-backed debt, net (par—$246,000)	244,089	243,896
Notes payable to members	157,605	145,472
Payable for investments purchased	—	37,658
Interest payable on credit facility and asset backed debt	8,019	4,676
Distribution payable to Members	6,500	4,000
Interest payable on notes to members	3,369	2,703
Accrued expenses	604	820
Total liabilities	704,786	696,825
Commitments and contingencies (1)
Members' equity	88,222	84,462
Total liabilities and members' equity	$793,008	$781,287
(1)
As of March 31, 2023 and September 30, 2022, PSLF had unfunded commitments to fund investments of investments of $0.1 million and $0.1 million, respectively.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Investment income:
Interest	$21,223	$7,698	$40,068	$15,268
Other income	751	39	848	142
Total investment income	21,974	7,737	40,916	15,410
Expenses:
Interest expense on credit facility and asset-backed debt	8,874	2,046	16,689	3,654
Interest expense on notes to members	5,003	2,430	9,726	4,869
Administrative services expenses	493	293	1,220	586
General and administrative expenses	177	112	291	224
Total expenses	14,547	4,881	27,926	9,333
Net investment income	7,427	2,856	12,990	6,077
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	54	387	21	386
Net change in unrealized appreciation (depreciation) on investments	(1,695)	(1,233)	(5,617)	(727)
Net realized and unrealized gain (loss) from investments	(1,641)	(846)	(5,596)	(341)
Net increase (decrease) in members' equity resulting from operations	$5,786	$2,010	$7,394	$5,736

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

During the three and six months ended March 31, 2023, we declared distributions of $0.185 and $0.35 per share, for total distributions of $12.1 million and $22.8 million, respectively. For the same periods in the prior year, we declared distributions of $0.14 and $0.26 per share, for total distributions of $9.4 million and $17.4 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through March 31, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, however the impact of the adoption is not expected to be material.

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

Share Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the three months ended March 31, 2023, we did not make any repurchases of our common shares. During the three months ended March 31, 2022, we repurchased 913,454 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $7.1 million.

Recent Developments

On April 18, 2023, Dominion Voting Systems ("Dominion") and Fox News Network ("Fox News") agreed to settle the defamation lawsuit filed by Dominion against Fox News. As part of the settlement Fox News agreed to pay Dominion $787.5 million. Dominion is a portfolio company of PNNT, which holds a minority equity interest in the company. While Dominion may retian some of the settlment proceeds for corporate purposes, the company communicated its intention to distribute a substantial portion of the proceeds, net of estimated taxes and expenses, to its equity holders and PNNT's portion is estimated to be approximately $12 million. The timing and amount of any distribution is uncertain and subject to change.

Guy Talarico resigned as the Company's Chief Compliance Officer, effective as of the close of business on May 9, 2023. Mr. Talarico's resignation is not a result of any disagreement with the Compnay's operations, policies, practices or accounting matters. On May 9, 20023, the Company's Board of Directors appointed Frank Galea as Chief Compliance Officer of the Company, effective as of the close of business on May 9, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, our debt portfolio consisted of 96% variable-rate investments and 4% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,196)	$(0.08)
Up 1%	5,196	0.08
Up 2%	10,391	0.16
Up 3%	15,587	0.24
Up 4%	20,808	0.32

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

Item 4. Controls and Procedures

As of the period covered by this Report, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, a material weakness was previously identified in connection with our internal control over financial reporting relating to procedures ensuring the timely transmission of portfolio company financial information to our independent valuation service providers. We have taken steps to remediate this material weakness, which steps have included (i) enhancing existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent service providers and (ii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended March 31, 2023 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were sold in the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities

Repurchases of our common stock under our share repurchase program are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 through March 31, 2022	913,454	$7.72	913,454	$17,944
April 1, 2022 through June 30, 2022	717,709	$6.91	1,631,163	$12,986
July 1, 2022 through September 30, 2022	189,442	$6.52	1,820,605	$11,751
October 1, 2022 through December 31, 2022	—	$-	1,820,605	$11,751
January 1, 2023 through March 31, 2023	—	$-	1,820,605	$-
Total investments	1,820,605	$7.28

—————————

(1)

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25.0 million of our outstanding commons stock. The program expired on March 31, 2023 and we purchased $1.8 million shares of our common stock in open market transaction while the program was in effect for an aggregate cost (including transaction costs) of $13.2 million.

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 11, 2023	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)