Form 10-Q
period 2023-06-30
PENNANTPARK INVESTMENT CORP
filed 2023-08-09
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 9, 2023 was 65,224,500.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers to PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended, or the “1958 Act”; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank (formerly SunTrust Bank), as amended and restated; “2024 Notes” refers to our 5.50% Notes due 2024; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through our consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$794,387 and $882,513, respectively)	$810,303	$932,155
Non-controlled, affiliated investments (amortized cost—$55,373 and $37,612, respectively)	50,197	34,760
Controlled, affiliated investments (amortized cost—$244,940 and $381,904, respectively)	215,380	259,386
Total investments (amortized cost—$1,094,700 and $1,302,029, respectively)	1,075,880	1,226,301
Cash and cash equivalents (cost—$42,720 and $52,844, respectively)	42,776	52,666
Interest receivable	4,970	3,593
Receivable for investments sold	15,630	29,494
Distribution receivable	5,079	2,420
Prepaid expenses and other assets	12,036	4,036
Total assets	1,156,371	1,318,510
Liabilities
Distributions payable	13,045	9,784
Truist Credit Facility payable, at fair value (cost—$314,420 and $385,920, respectively) (See Notes 5 and 10)	307,661	376,687
2026 Notes payable, net (par— $150,000) (See Notes 5 and 10)	147,443	146,767
2026 Notes-2 payable, net (par— $165,000) (See Notes 5 and 10)	162,013	161,373
SBA debentures payable, net (par—zero and $20,000, respectively) (See Notes 5 and 10)	—	19,686
Base management fee payable (See Note 3)	3,993	4,849
Incentive fee payable (See Note 3)	4,870	—
Interest payable on debt	2,800	6,264
Accounts payable and accrued expenses	10,927	6,639
Deferred tax liability	—	896
Total liabilities	652,752	732,945
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,224,500 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	748,169	748,169
Accumulated deficit	(244,615)	(162,669)
Total net assets	$503,619	$585,565
Total liabilities and net assets	$1,156,371	$1,318,510
Net asset value per share	$7.72	$8.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$23,189	$15,890	$72,179	$45,973
Payment-in-kind	5	665	16	4,071
Dividend income	11,786	—	12,917	—
Other income	595	1,247	1,428	8,050
From non-controlled, affiliated investments:
Interest	—	—	81	—
Payment-in-kind	297	—	310	—
From controlled, affiliated investments:
Interest	4,392	2,694	10,898	7,303
Payment-in-kind	361	432	2,150	3,983
Dividend income	4,386	2,420	11,344	6,655
Total investment income	45,011	23,348	111,323	76,035
Expenses:
Base management fee (See Note 3)	3,993	4,887	12,635	14,977
Incentive fee (See Note 3)	4,870	—	10,591	2,657
Interest and expenses on debt (See Note 10)	10,139	6,737	30,455	20,122
Administrative services expenses (See Note 3)	840	250	1,373	750
General and administrative expenses	1,032	723	2,707	2,169
Expenses before provision for taxes	20,874	12,597	57,761	40,675
Provision for taxes on net investment income	1,181	200	3,631	600
Total expenses	22,055	12,797	61,392	41,275
Net investment income	22,956	10,551	49,931	34,760
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(5,193)	113	(15,742)	7,203
Non-controlled and controlled, affiliated investments	—	(34,381)	(133,098)	75,243
Debt extinguishment	—	—	(289)	(2,801)
Provision for taxes on realized gain on investments	(1,700)	(1,123)	(2,417)	(6,183)
Net realized gain (loss) on investments and debt	(6,893)	(35,391)	(151,546)	73,462
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	13,056	14,317	(33,513)	(193,348)
Non-controlled and controlled, affiliated investments	223	(8,725)	90,634	94,257
Provision for taxes on unrealized appreciation (depreciation) on investments	—	(8,127)	896	(8,128)
Debt appreciation (depreciation) (See Notes 5 and 10)	(8,393)	8,894	(2,474)	9,183
Net change in unrealized appreciation (depreciation) on investments and debt	4,886	6,359	55,543	(98,036)
Net realized and unrealized gain (loss) from investments and debt	(2,007)	(29,032)	(96,003)	(24,574)
Net increase (decrease) in net assets resulting from operations	$20,949	$(18,481)	$(46,072)	$10,186
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$0.32	$(0.28)	$(0.71)	$0.15
Net investment income per common share	$0.35	$0.16	$0.77	$0.52

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$22,956	$10,551	$49,931	$34,760
Net realized gain (loss) on investments and debt	(5,193)	(34,268)	(149,129)	79,645
Net change in unrealized appreciation (depreciation) on investments	13,279	5,592	57,121	(99,091)
Net change in provision for taxes on net realized gain (loss) on investments	(1,700)	(1,123)	(2,417)	(6,183)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	—	(8,127)	896	(8,128)
Net change in unrealized (appreciation) depreciation on debt	(8,393)	8,894	(2,474)	9,183
Net increase (decrease) in net assets resulting from operations	20,949	(18,481)	(46,072)	10,186
Distributions to stockholders:	(13,045)	(9,378)	(35,874)	(26,808)
Capital Transactions:
Repurchase of common stock (See Note 13)	—	(4,958)	—	(12,012)
Net increase (decrease) in net assets	7,904	(32,817)	(81,946)	(28,634)
Net assets:
Beginning of period	495,715	664,327	585,565	660,144
End of period	$503,619	$631,510	$503,619	$631,510
Capital share activity:
Shares of common stock repurchased	—	717,709	—	1,631,163

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(46,072)	$10,186
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(57,121)	99,091
Net change in unrealized appreciation (depreciation) on debt	2,474	(9,183)
Net realized (gain) loss on investments	148,840	(82,446)
Debt extinguishment realized loss	289	2,801
Net accretion of discount and amortization of premium	(5,210)	(3,763)
Purchases of investments	(214,355)	(799,414)
Payment-in-kind income	(2,476)	(8,785)
Proceeds from dispositions of investments	280,467	736,031
Amortization of deferred financing costs	1,341	1,507
(Increase) or Decrease in:
Interest receivable	(1,377)	1,646
Receivables from investments sold	13,864	(44,614)
Distribution receivable	(2,659)	(726)
Prepiad expenses and other assets	(8,000)	(23,571)
Increase or (Decrease) in:
Payable for investments purchased	—	12,028
Interest payable on debt	(3,464)	(1,556)
Base management fee payable, net	(856)	307
Incentive fee payable	4,870	(575)
Deferred tax liability	(896)	8,127
Accounts payable and accrued expenses	4,288	5,426
Net cash provided by (used in) operating activities	113,947	(97,483)
Cash flows from financing activities:
Repurchase of common stock	-	(12,014)
Distributions paid to stockholders	(32,612)	(25,348)
Net repayments of the 2024 Notes issuance	-	(86,250)
Proceeds from 2026 Notes-2 issuance	-	160,519
Repayments under SBA debentures	(20,000)	(36,358)
Borrowings under Truist Credit Facility	122,500	815,841
Repayments under Truist Credit Facility	(194,000)	(709,466)
Net cash provided by (used in) financing activities	(124,112)	106,924
Net increase (decrease) in cash equivalents	(10,165)	9,441
Effect of exchange rate changes on cash	275	(251)
Cash and cash equivalents, beginning of period	52,666	20,357
Cash and cash equivalents, end of period	42,776	29,547
Supplemental disclosure of cash flow information:
Interest paid	$32,578	$20,170
Taxes paid	$1,900	$5,255
Non-cash exchanges and conversions	$15,720	$(59,651)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

JUNE 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—160.9% of Net Assets (1), (2)
First Lien Secured Debt—105.2% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.74%	3M L+660	5,157	$5,082	$5,106
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Personal, Food and Miscellaneous Services	—	—	1,788	-	9
A1 Garage Merger Sub, LLC (Revolver) (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	-	(25)
Ad.net Acquisition, LLC (Revolver)	05/07/2026	Media	11.51%	3M L+600	311	311	309
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	—	—	133	-	(1)
Altamira Technologies, LLC (Revolver)	07/24/2025	Aerospace and Defense	10.89%	SOFR +550	50	50	50
Altamira Technologies, LLC (Revolver) (7)	07/24/2025	Aerospace and Defense	—	—	138	—	-
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	11.89%	3M L+650	1,252	1,233	1,234
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7)	05/23/2024	Media	—	—	1,612	—	(40)
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	10.77%	SOFR+563	4,089	4,071	3,976
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(32)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	10.52%	1M L+550	1,330	1,330	1,324
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	9.65%	1M L+550	1,885	1,871	1,876
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Personal, Food and Miscellaneous Services	—	—	932	—	(5)
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.02%	3M L+575	2,847	2,820	2,790
Applied Technical Services, LLC (7)	04/21/2023	Environmental Services	—	—	137	—	(1)
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	12.94%	3M P+475	850	850	833
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	150	—	(3)
Arcfield Acquisition Corp. (Revolver) (7)	03/07/2028	Aerospace and Defense	—	—	2,263	—	(23)
Berwick Industrial Park	11/02/2023	Buildings and Real Estate	11.00%	—	4,000	4,005	3,928
Beta Plus Technologies, Inc.	07/01/2029	Business Services	10.99%	SOFR+575	4,963	4,877	4,541
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare, Education and Childcare	—	—	1,071	—	(16)
Blackhawk Industrial Distribution, Inc.	09/17/2024	Distribution	11.37%	SOFR+625	1,851	1,832	1,804
Blackhawk Industrial Distribution, Inc.(7)	09/17/2024	Distribution	—	—	3,354	—	(67)
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2024	Distribution	—	—	3,432	—	(86)
Broder Bros., Co.	12/04/2025	Consumer Products	11.16%	3M L+600	9,902	9,903	9,902
Cartessa Aesthetics, LLC	06/14/2028	Distribution	11.24%	SOFR+600	34,143	33,557	33,972
Cartessa Aesthetics, LLC - (Revolver)	06/14/2028	Distribution	11.24%	SOFR+600	1,265	1,265	1,259
Cartessa Aesthetics, LLC - (Revolver) (7)	06/14/2028	Distribution	—	—	2,297	—	(11)
CF512, Inc.	08/20/2026	Media	11.47%	3M L+600	6,609	6,536	6,543
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(9)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.78%	3M L+555	847	838	847
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	10.57%	3M L+555	459	459	459
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	197	—	—
Connatix Buyer, Inc. (7)	07/14/2023	Media	—	—	3,158	—	(95)
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,875	—	(75)
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	11.00%	3M P+300	2,000	1,860	1,980
Crane 1 Services, Inc. (Revolver)	08/16/2027	Personal, Food and Miscellaneous Services	10.75%	3M L+575	156	156	154
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	136	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	11.08%	3M L+575	12,821	12,667	12,693
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	2,000	—	—
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	2,326	—	(23)
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.40%	3M L+575	7	7	7
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(48)
ECL Entertainment, LLC	05/01/2028	Hotels, Motels, Inns and Gaming	12.72%	1M L+750	19,011	18,884	19,058
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	10.91%	3M L+625	6,234	6,146	6,079
EDS Buyer, LLC - Unfunded Term Loan	12/22/2028	Aerospace and Defense	—	—	5,625	—	(70)
EDS Buyer, LLC - (Revolver) (7)	12/22/2028	Aerospace and Defense	—	—	1,687	—	(42)
ETE Intermediate II, LLC	05/25/2029	Personal, Food and Miscellaneous Services	11.69%	3M L+650	12,404	12,157	12,031
ETE Intermediate II, LLC - Funded Revolver	05/25/2029	Personal, Food and Miscellaneous Services	11.69%	3M L+650	552	552	536
ETE Intermediate II, LLC (Revolver) (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	1,104	—	(33)
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.02%	3M L+575	24,438	24,144	23,949
Exigo Intermediate II, LLC (7)	03/15/2024	Business Services	—	—	7,424	—	(93)
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,856	—	(37)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Fairbanks Morse Defense	06/17/2028	Aerospace and Defense	9.48%	3M L+475	738	$736	$717
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	11.90%	3M L+700	209	209	205
Five Star Buyer, Inc. - Unfunded Term Loan	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	837	—	(17)
Five Star Buyer, Inc. - Unfunded Revolver	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(15)
Gantech Acquisition Corp.	05/14/2026	Business Services	11.57%	1M L+625	16,551	16,338	15,972
Gantech Acquisition Corp. (Revolver)	05/14/2026	Business Services	11.51%	1M L+625	1,991	1,991	1,921
Graffiti Buyer, Inc.	08/10/2027	Distribution	11.00%	3M L+550	416	412	412
Graffiti Buyer, Inc. (7)	08/10/2023	Distribution	—	—	475	—	—
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	11.44%	3M L+550	297	297	294
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	472	—	(5)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.70%	1M L+550	335	335	328
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	415	—	(8)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	3M L+600	1,903	1,872	1,884
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(39)
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.64%	1M L+625	280	278	273
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	(41)
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	11.54%	3M L+625	800	800	779
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	450	—	(12)
HW Holdco, LLC	12/10/2024	Media	10.96%	3M L+500	11,237	11,153	11,069
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,387	—	(51)
Icon Partners III, LP	05/11/2028	Auto Sector	9.77%	3M L+450	1,980	1,618	1,309
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	12.39%	3M L+700	3,657	3,564	3,657
IDC Infusion Services, Inc. (Revolver) (7)	12/30/2026	Healthcare, Education and Childcare	—	—	4,167	—	—
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(35)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(42)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	12.49%	3M L+715	20,403	20,174	20,199
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	11.98%	3M L+685	1,751	1,751	1,751
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Personal, Food and Miscellaneous Services	—	—	1,477	—	—
Infinity Home Services Holdco, Inc.(Revolver)	12/28/2028	Personal, Food and Miscellaneous Services	14.00%	3M L+575	65	65	65
Infinity Home Services Holdco, Inc.(Revolver) (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,227	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	10.57%	3M L+550	1,423	1,409	1,423
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	949	—	9
Integrity Marketing Acquisition, LLC	08/27/2025	Insurance	11.41%	3M L+605	9,880	9,839	9,781
Inventus Power, Inc.	06/30/2025	Electronics	12.72%	3M L+761	13,267	13,002	13,002
Inventus Power, Inc. (Revolver) (7)	06/30/2025	Electronics	—	—	1,729	—	—
ITI Holdings, Inc.	03/03/2028	Business Services	10.88%	3M L+550	8,860	8,734	8,639
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	10.70%	3M L+550	1,240	1,240	1,209
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	250	—	(6)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.20%	SOFR+800	10,736	10,718	10,736
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.39%	3M L+600	9,196	8,966	9,058
Kinetic Purchaser, LLC (Revolver)	11/10/2026	Consumer Products	11.39%	3M L+600	4,368	4,368	4,303
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	485	—	(7)
Lash OpCo, LLC	02/18/2027	Consumer Products	12.13%	1M L+700	2,807	2,761	2,764
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	12.17%	1M L+700	1,205	1,205	1,187
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	614	—	(9)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.05%	1M L+550	2,148	2,132	2,120
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.64%	3M L+625	9,108	8,978	8,926
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,933	—	(39)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.45%	1M L+550	2,204	2,191	2,171
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	(17)
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Environmental Services	—	—	1,467	—	(7)
LJ Avalon Holdings, LLC (Revolver)(7)	01/31/2030	Environmental Services	—	—	587	—	(12)
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	12.49%	SOFR+725	5,625	5,430	5,548
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	11.62%	3M L+650	5,000	4,901	4,900
Loving Tan Intermediate II, Inc. (Revolver)(7)	05/31/2028	Consumer Products	0.00%	—	631	—	(13)
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.89%	3M L+550	4,889	4,807	4,840
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	1,209	—	(12)
MBS Holdings, Inc. (Revolver)	04/16/2027	Telecommunications	10.93%	3M L+575	111	111	110
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	583	—	(6)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.63%	3M L+600	20,186	19,873	19,735
MDI Buyer, Inc. (Revolver)	07/25/2028	Chemicals, Plastics and Rubber	11.00%	SOFR+600	1,039	1,039	1,016
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,188	—	(15)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.66%	3M L+550	1,942	1,923	1,903
Meadowlark Acquirer, LLC Term Loan I	12/10/2027	Business Services	—	—	1,038	—	(10)
Meadowlark Acquirer, LLC Term Loan II	12/10/2027	Business Services	—	—	8,922	—	(89)
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(34)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	10.90%	SOFR+550	2,352	$2,336	$2,269
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distribution	—	—	769	—	(27)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distribution	—	—	2,510	—	(88)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	10.89%	SOFR+550	1,128	1,128	1,089
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	752	—	(26)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(12)
Neptune Flood Incorporated	05/09/2029	Insurance	11.67%	1M L+600	8,327	8,203	8,202
Neptune Flood Incorporated (Revolver) (7)	05/09/2029	Insurance	—	—	541	—	(8)
ORL Acquisition, Inc.	09/03/2027	Business Services	10.84%	3M L+525	4,420	4,355	4,199
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	(30)
Ox Two, LLC	05/18/2026	Building Materials	12.75%	1M L+725	13,578	13,433	13,306
Ox Two, LLC (Revolver)	05/18/2026	Building Materials	12.76%	1M L+725	1,129	1,129	1,106
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	1,290	—	(26)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc. (Revolver) (7)	12/02/2026	Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(291)
Pragmatic Institute, LLC	07/06/2028	Business Services	11.01%	3M L+575	35,075	34,616	34,549
Pragmatic Institute, LLC Term Loan	07/06/2028	Business Services	—	—	7,193	—	(36)
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	11.01%	3M L+575	959	959	945
Pragmatic Institute, LL (Revolver) (7)	07/06/2028	Business Services	—	—	3,836	—	(58)

Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.24%	SOFR+625	1,488	1,477	1,465
Quantic Electronics, LLC - Unfunded Term Loan	11/19/2026	Aerospace and Defense	—	—	584	—	(3)
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	11.30%	SOFR+625	528	528	521
Questex, LLC	09/09/2024	Media	10.03%	3M L+500	21,206	21,104	21,100
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	(18)
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	11.00%	3M L+575	223	223	219
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	2,004	—	(30)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	10.94%	3M L+575	424	424	424
Rancho Health MSO, Inc. - Unfunded Term Loan	12/18/2025	Healthcare, Education and Childcare	—	—	625	—	—
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	525	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	11.39%	SOFR+600	5,925	5,849	5,673
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,127	—	(45)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	10.80%	3M L+550	124	125	88
Riverpoint Medical, LLC (Revolver)	06/20/2025	Healthcare, Education and Childcare	10.19%	3M L+500	36	36	36
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	327	—	(6)
Riverside Assessments, LLC	03/10/2025	Education	11.01%	3M L+575	12,740	12,599	12,549
HPA SPQ Merger Sub, Inc.	06/15/2029	Business Services	11.52%	SOFR+625	3,758	3,683	3,683
HPA SPQ Merger Sub, Inc. - Unfunded Term Loan	06/15/2029	Business Services	—	—	1,146	—	—
HPA SPQ Merger Sub, Inc. - Unfunded Revolver (Revolver) (7)	06/15/2029	Business Services	—	—	860	—	—
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(4)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	12.63%	3M L+750	248	248	244
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	364	—	(5)
Schlesinger Global, Inc.	07/14/2025	Business Services	12.83%	SOFR+700	4,656	4,616	4,482
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	12.20%	SOFR+650	30	30	29
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.09%	SOFR+605	4,764	4,701	4,645
Seaway Buyer, LLC (Revolver)	06/13/2029	Chemicals, Plastics and Rubber	12.01%	1M L+575	521	521	508
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,605	—	(65)
Shiftkey, LLC	06/21/2027	Business Services	11.25%	SOFR+575	17,820	17,673	17,143
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	13.87%	1M L+850	31,068	30,504	30,525
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	13.89%	1M L+850	2,232	2,232	2,193
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	744	—	(13)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	—
Solutionreach, Inc. (Revolver) (7)	01/17/2024	Communications	—	—	1,665	—	(17)
Spendmend Holdings LLC	03/01/2028	Business Services	11.04%	SOFR+565	99	99	97
Spendmend Holdings LLC (7)	03/01/2028	Business Services	—	—	2,684	—	(52)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	11.14%	SOFR+565	561	561	545
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	841	—	(23)
System Planning and Analysis, Inc. - (Revolver) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	11.04%	3M L+590	1,254	1,254	1,230
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	1,672	—	(32)
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.55%	SOFR+650	1,123	1,098	1,101
The Bluebird Group LLC	07/27/2026	Business Services	12.64%	SOFR+725	4,782	4,711	4,744
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	(6)
The Vertex Companies, LLC	08/30/2027	Business Services	10.44%	3M L+550	1,741	1,726	1,710
The Vertex Companies, LLC (7)	08/30/2027	Business Services	—	—	466	—	(4)
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	10.90%	3M L+550	248	248	244
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	492	—	(9)
TVC Enterprises, LLC	03/26/2026	Transportation	10.95%	1M L+575	12,565	12,335	12,376
TVC Enterprises, LLC (Revolver) (7)	03/26/2026	Transportation	—	—	1,370	—	(21)
TWS Acquisition Corporation	06/16/2025	Education	11.65%	1M L+625	1,143	1,143	1,143
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(28)
Urology Management Holdings, Inc. - Unfunded Term Loan	02/01/2024	Healthcare, Education and Childcare	—	—	7,222	—	(148)
Wildcat Buyerco, Inc.	02/27/2026	Electronics	10.98%	SOFR+575	3,810	3,763	3,725
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronics	10.17%	3M L+585	88	88	86
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	486	—	(11)
Zips Car Wash, LLC	03/01/2024	Auto Sector	12.46%	SOFR+725	2,604	2,595	2,542
Total First Lien Secured Debt						535,036	529,601
Second Lien Secured Debt—18.8% of Net Assets

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

JUNE 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Ascensus Holdings, Inc.	08/02/2028	Financial Services	11.69%	3M L+650	3,000	$2,707	$2,670
Atlas Purchaser, Inc	05/07/2029	Telecommunications	14.50%	3M L+900	17,000	16,588	13,328
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.39%	3M L+900	17,825	17,546	17,379
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.36%	3M L+900	8,000	7,680	7,840
ENC Parent Corporation	08/19/2029	Business Services	13.00%	3M L+750	7,500	7,438	6,975
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.45%	1M L+825	32,500	32,215	31,769
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.32%	3M L+1,000	150	148	149
VT Topco, Inc.	08/17/2026	Business Services	11.97%	3M L+675	15,000	14,941	14,700
Total Second Lien Secured Debt						99,263	94,810
Subordinated Debt/Corporate Notes—10.4% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	17.00%	3M L+1,150	21,000	20,333	19,761
Flock Financial, LLC	05/26/2027	Financial Services	14.50%	—	34,000	33,289	32,640
Total Subordinated Debt/Corporate Notes						53,622	52,401
Preferred Equity/Partnership Interests—2.6% of Net Assets (6)
Ad.net Holdings, Inc.	—	Media	—	—	2,400	240	281
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	1,779
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,512
Cartessa Aesthetics, LLC	—	Distribution	—	—	3,562,500	3,563	4,682
Gauge Lash Coinvest, LLC - Preferred Equity	—	Consumer Products	—	—	64,967	351	789
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity	—	Business Services	—	—	1	1	1
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	733
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	536
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	195
ORL Holdco, Inc.	—	Business Services	—	—	575	57	31
PL Acquisitionco, LLC - Preferred Equity	—	Retail	—	—	37	37	37
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	2,417
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	312
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	34
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						8,978	13,339
Common Equity/Partnership Interests/Warrants—23.9% of Net Assets (6)
A1 Garage Equity, LLC	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,207
Ad.net Holdings, Inc.	—	Media	—	—	2,667	27	2
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,085
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	125
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	3,189
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	16
Athletico Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	8,571
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,613	518
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,481
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	731
Connatix Parent, LLC	—	Media	—	—	57,416	632	420
Cowboy Parent LLC	—	Distribution	—	—	27,778	3,015	5,076
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	159
Delta InvestCo LP	—	Telecommunications	—	—	698,889	684	1,402
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	442,155	—	—
(Sigma Defense Systems, LLC) (7), (9)
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,773
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	938	785
Exigo, LLC (9)	—	Business Services	—	—	1,458,333	1,458	1,615
Express Wash Topco, LLC	—	Auto Sector	—	—	658,000	3,290	878
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,578	489	1,712
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense	—	—	20,882	2,231	2,453
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	721
Gauge ETE Blocker, LLC - Common Equity	—	Personal, Food and Miscellaneous Services	—	—	589,363	589	589
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	4,031
Gauge Loving Tan, LP - Common Equity	—	Consumer Products	—	—	462,827	463	463
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	10	6
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	3,594
(TVC Enterprises, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
GCOM InvestCo LP	—	Business Services	—	—	2,434	$1,003	$331
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	1,661
(American Insulated Glass, LLC) (9)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	361
HPA SPQ Aggregator LP- Common Equity	—	Business Services	—	—	750,399	750	750
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,368
Icon Partners V C, L.P.	—	Business Services	—	—	1,118,318	1,118	1,076
Icon Partners V C, L.P. (7),(9)	—	Business Services	—	—	381,682	—	(14)
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,467
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	3,171
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	561
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP(9)	—	Healthcare, Education and Childcare	—	—	162,445	1,624	1,707
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	6,571
(Cano Health, LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)(9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,630
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,888
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	1,111
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	—	4
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	865
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	634
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	851
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,453
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	137
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,452
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	—
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	3,633
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,259	47
(Recteq, LLC) (9)
North Haven Saints Equity Holdings, LP(9)	—	Business Services	—	—	351,553	352	394
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	937	2,013
(Holdco Sands Intermediate, LLC) (9)

OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	427
OHCP V BC COI, L.P. (7),(9)	—	Distribution	—	—	303,750	—	(13)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	—
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	12,500,409	12,500	12,184
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	32
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	1,300
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,373
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	443
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	30
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,050
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	368
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,787
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	1,299
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	540
SSC Dominion Holdings, LLC	—	Electronics	—	—	114	114	4,126
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	178
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	254,206	250	316
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	536,514	504	1,086
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	358,931	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	68
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	—
(The Vertex Companies, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

JUNE 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
UniVista Insurance (9)	—	Business Services	—	—	400	$374	$542
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,243
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,715,012	3,754	4,322
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	284,988	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	233	727
(Wildcat Buyerco, Inc.) (9)
Total Common Equity/Partnership Interests/Warrants						97,488	120,152
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						794,387	810,303
Investments in Non-Controlled, Affiliated Portfolio Companies—10.0% of Net Assets (1), (2)
First Lien Secured Debt—2.0% of Net Assets
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	11.99%	SOFR+675	6,726	6,726	6,726
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Home and Office Furnishings	—	—	667	—	—
Walker Edison Furniture Company LLC - Junior Revolver	03/31/2027	Home and Office Furnishings	11.49%	SOFR+625	3,333	3,333	3,333
Total First Lien Secured Debt						10,059	10,059
Preferred Equity/Partnership Interests—6.6% of Net Assets(6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,383
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	819	819	911
Total Preferred Equity/Partnership Interests						33,610	33,294
Common Equity/Partnership Interests/Warrants—1.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	2,066	1,969
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	4,875
Total Common Equity/Partnership Interests/Warrants						11,704	6,844
Total Investments in Non-Controlled, Affiliated Portfolio Companies						55,373	50,197
Investments in Controlled, Affiliated Portfolio Companies—42.8% of Net Assets (1), (2)
First Lien Secured Debt—10.1% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	11.49%	3M L+700	£40,006	54,942	50,862
Total First Lien Secured Debt						54,942	50,862
Second Lien Secured Debt—0.0% of Net Assets
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	14,359	12,382	—
Total Second Lien Secured Debt						12,382	—
Subordinated Debt—20.3% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	13.27%	3M L+800	102,325	102,325	102,325
Total Subordinated Debt						102,325	102,325
Common Equity—12.3% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,234
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	58,580	58,643	58,959
Total Common Equity						75,291	62,193
Total Investments in Controlled, Affiliated Portfolio Companies						244,940	215,380
Total Investments—213.6% of Net Assets						1,094,700	1,075,880
Cash and Cash Equivalents—8.5% of Net Assets
BlackRock Federal FD Institutional 30						23,620	23,620
Non-Money Market Cash						19,100	19,156
Total Cash and Cash Equivalents						42,720	42,776
Total Investments and Cash Equivalents—222.1% of Net Assets						$1,137,420	$1,118,656
Liabilities in Excess of Other Assets—(122.1%) of Net Assets							(615,037)
Net Assets—100.0%							$503,619

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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2023, qualifying assets represent 77% of the Company’s total assets and non-qualifying assets represent 23% of the Company’s total assets.

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

JUNE 30, 2023

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

SBIC II, our wholly-owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II previously received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives were to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. We have recently repaid all outstanding debentures in connection with SBIC II and have surrendered its SBA license.

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of June 30, 2023, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

JUNE 30, 2023

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2023, we had one portfolio company on non-accrual, representing 1.1% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had one portfolio company on non-accrual, representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $1.2 million and $3.6 million respectively, which pertains to U.S. federal excise tax. For the three and nine months ended June 30, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.6 million respectively, all of which pertains to U.S. federal excise tax.

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

For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of $1.7 million and $2.4 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $1.1 million and $6.2 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of zero and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $8.1 million and $8.1 million, respectively, on unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

of June 30, 2023 and September 30, 2022, the Company recognized a provision for taxes of $1.5 million and $7.1 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three and nine months ended June 30, 2023, the Company paid $1.9 million, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2022, the Company paid zero and $4.0 million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the year ended September 30, 2022, the $4.0 million is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $8.6 million as of June 30, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect of which was not material to the consolidated financial statements and the notes thereto.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and nine months ended June 30, 2023, the Investment Adviser earned base management fees of $4.0 million and $12.6 million, respectively, from us. For the three and nine months ended June 30, 2022, the Investment Adviser earned base management fee of $4.9 million and $15.0 million, respectively, from us.

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

For the three and nine months ended June 30, 2023, the Investment Adviser earned $4.9 million and $10.6 million, respectively, in incentive fees on net investment income from us. For the three and nine months ended June 30, 2022, the Investment Adviser earned an incentive fee of zero and $2.7 million, respectively, on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains, (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and nine months ended June 30, 2023 and 2022 , the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative,

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and nine months ended June 30, 2023 and 2022 the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include offsets related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023, we recorded $0.8 million and $1.4 million of administrative expenses, respectively. for the services described above. For the three and nine months ended June 30, 2022, we recorded $0.3 million and $0.8 million of administrative expenses, respectively, for the services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and nine months ended June 30, 2023 and 2022.

For the three and nine months ended June 30, 2023, we sold $61.8 million and $80.2 million in investments to PSLF at fair value, and recognized less than $0.2 million and less than $0.3 million of net realized gains, respectively. For the three and nine months ended June 30, 2022, we sold $176.0 million and $235.6 million in investments to PSLF at fair value, respectively, and recognized $0.1million and $0.2 million of net realized gains, respectively.

For the three and nine months ended June 30, 2023, we sold zero in investments to PTSF II at fair value, and recognized zero of net realized gains. For three and nine months ended June 30, 2022, we sold zero and $82.3 million in investments to PTSF II at fair value, respectively, and recognized zero and $0.2 million of net realized gains, respectively.

4. INVESTMENTS

For the three and nine months ended June 30, 2023, purchases of investments, including PIK interest totaled $70.5 million and $216.8 million, respectively. For the three and nine months ended June 30, 2022, purchases of investments, including PIK interest, totaled $326.3 million and $808.2 million, respectively. For the three and nine months ended June 30, 2023, sales and repayments of investments totaled $135.7 million and $280.5 million, respectively. For the three and nine months ended June 30, 2022, sales and repayments of investments totaled $198.3 million and $736.0 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	June 30, 2023		September 30, 2022
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$600,038	$590,521	$652,055	$630,965
Second lien	111,645	94,810	145,542	129,936
Subordinated debt / corporate notes	53,622	52,401	53,468	53,255
Subordinated notes in PSLF	102,325	102,325	88,011	88,011
Equity	168,427	176,864	313,591	273,036
Equity in PSLF	58,643	58,959	49,362	51,098
Total investments	1,094,700	1,075,880	1,302,029	1,226,301
Cash and cash equivalents	42,720	42,776	52,844	52,666
Total investments and cash and cash equivalents	$1,137,420	$1,118,656	$1,354,873	$1,278,967

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	June 30, 2023 (1)	September 30, 2022 (1)
Business Services	19%	18%
Healthcare, Education and Childcare	12	12
Consumer Products	9	8
Distribution	6	5
Media	6	4
Financial Services	5	5
Telecommunications	5	5
Chemicals, Plastics and Rubber	5	3
Environmental Services	4	3
Auto Sector	4	3
Aerospace and Defense	4	3
Personal, Food and Miscellaneous Services	4	1
Home and Office Furnishings	2	4
Electronics	2	3
Transportation	2	2
Hotels, Motels, Inns and Gaming	2	2
Building Materials	2	2
Education	2	2
Insurance	2	1
Personal and Non-Durable Consumer Products	1	1
Retail	1	1
Other	1	12
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of June 30, 2023 and September 30, 2022, PSLF had total assets of $839.0 million and $781.3 million, respectively and its investment portfolio consisted of debt investments in 92 and 80 portfolio companies, respectively. As of June 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.6 million and the five largest investments totaled $97.6 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We and Pantheon provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2023 and September 30, 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of June 30, 2023 and September 30, 2022 its investment in PSLF consisted of subordinated notes of $102.3 million (additional $13.6 million unfunded) and $88.0 million (additional $27.9 million unfunded), respectively, and equity interests of $58.6 million (additional $8.8 million unfunded) and $54.8 million (additional $18.3 million unfunded), respectively.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2023	September 30, 2022
Total investments	$793,940	$730,108
Weighted average cost yield on income producing investments	11.8%	9.4%
Number of portfolio companies in PSLF	92	80
Largest portfolio company investment at fair value	$19,639	$19,906
Total of five largest portfolio company investments at fair value	$97,590	$98,502

Below is a listing of PSLF’s individual investments as of June 30, 2023 ($ in thousands)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 814.7%
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,659	$14,776
Ad.net Acquisition, LLC	5/7/2026	Media	11.50%	SOFR+600	4,900	4,900	4,863
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	11.04%	SOFR+600	14,875	14,551	14,280
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	10.70%	SOFR+600	807	802	807
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	11.64%	SOFR+675	13,995	13,892	13,715
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	10.89%	SOFR+550	14,558	14,513	14,194
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	10.77%	SOFR+575	9,852	9,845	9,581
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,376	6,392
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	10.82%	SOFR+550	3,316	3,297	3,300
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	7,531	7,531	7,493
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.14%	SOFR+575	8,751	8,669	8,576
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	11.07%	SOFR+575	11,850	11,662	11,732
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.99%	SOFR+575	14,888	14,635	13,622
Bioderm, Inc.	1/31/2028	Healthcare, Education and Childcare	11.52%	SOFR+650	9,000	8,896	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	11.23%	SOFR+500	17,866	17,669	17,419
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	11.16%	SOFR+600	9,746	9,746	9,746
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	10.45%	SOFR+525	896	836	848
Cartessa Aesthetics, LLC	6/14/2028	Distribution	11.24%	SOFR+600	17,325	17,044	17,238
CF512, Inc.	8/20/2026	Media	11.50%	SOFR+600	2,928	2,907	2,899
Connatix Buyer, Inc.	7/13/2027	Media	10.65%	SOFR+550	8,831	8,818	8,478
Crane 1 Services, Inc.	8/16/2027	Personal, Food and Miscellaneous Services	10.41%	SOFR+575	2,582	2,556	2,556
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	11.09%	SOFR+600	6,386	6,380	6,322
DRI Holding Inc.	12/21/2028	Media	10.45%	SOFR+525	4,393	3,956	3,932
DRS Holdings III, Inc.	11/3/2025	Consumer Products	11.63%	SOFR+575	14,551	14,495	14,158
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	11.75%	SOFR+650	8,657	8,566	8,509
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	12.72%	SOFR+750	4,523	4,523	4,534
EDS Buyer, LLC	1/10/2029	Aerospace and Defense	11.49%	SOFR+625	6,234	6,159	6,079
Electro Rent Corporation	1/17/2024	Electronics	10.74%	SOFR+550	3,722	3,635	3,560
Exigo Intermediate II, LLC	3/15/2027	Business Services	10.95%	SOFR+575	9,775	9,659	9,579
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.25%	SOFR+475	794	752	772
Five Star Buyer, Inc.	2/23/2028	Hotels, Motels, Inns and Gaming	12.25%	SOFR+700	4,406	4,321	4,318
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	11.76%	SOFR+600	7,046	7,026	6,676
Graffiti Buyer, Inc.	8/10/2027	Distribution	11.04%	SOFR+575	1,959	1,929	1,940
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.72%	SOFR+550	6,423	6,423	6,294
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	SOFR+600	19,767	19,430	19,569
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.64%	SOFR+600	15,140	14,962	14,747
HW Holdco, LLC	12/10/2024	Media	10.90%	SOFR+500	14,250	14,154	14,036
Icon Partners III, LP	5/11/2028	Auto Sector	9.77%	SOFR+475	2,310	2,014	1,528
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.89%	SOFR+650	17,269	17,065	17,269
IG Investments Holdings, LLC	9/22/2028	Business Services	11.19%	SOFR+600	4,439	4,364	4,373
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.67%	SOFR+550	5,580	5,492	5,440
Inception Fertility Ventures, LLC	12/31/2024	Healthcare, Education and Childcare	12.50%	SOFR+715	19,837	19,523	19,639
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.09%	SOFR+685	11,081	10,887	11,081
Infolinks Media Buyco, LLC	11/1/2026	Media	10.70%	SOFR+575	6,380	6,380	6,380
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.41%	SOFR+575	19,750	19,687	19,553
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.20%	SOFR+800	13,273	13,231	13,273
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.39%	SOFR+600	14,962	14,741	14,738
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.27%	SOFR+565	2,573	2,568	2,540
Lash OpCo, LLC	2/18/2027	Consumer Products	12.13%	SOFR+700	19,774	19,605	19,477
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	10.45%	SOFR+575	12,250	12,074	12,066
LJ Avalon Holdings, LLC	1/31/2030	Environmental Services	11.51%	SOFR+665	6,334	6,221	6,207
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.84%	SOFR+550	5,525	5,146	5,180
Magenta Buyer, LLC	7/31/2028	Software	10.03%	SOFR+500	3,795	3,551	2,844
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.89%	SOFR+550	7,864	7,817	7,785
MBS Holdings, Inc.	4/16/2027	Telecommunications	10.95%	SOFR+575	7,350	7,280	7,277
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.54%	SOFR+550	2,960	2,910	2,901
Municipal Emergency Services, Inc.	9/28/2027	Distribution	10.89%	SOFR+550	4,123	4,068	3,978
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	10.31%	SOFR+525	7,448	7,385	7,373
One Stop Mailing, LLC	5/7/2027	Transportation	11.44%	SOFR+625	8,492	8,327	8,492
Owl Acquisition, LLC	2/4/2028	Education	10.80%	SOFR+575	3,893	3,790	3,815
Ox Two, LLC (New Issue)	5/18/2026	Distribution	10.80%	SOFR+725	4,378	4,341	4,290
Pequod Merger Sub, Inc.	12/2/2026	Banking, Finance, Insurance & Real Estate	11.32%	SOFR+650	11,532	11,310	11,301
PL Acquisitionco, LLC	11/9/2027	Retail	12.20%	SOFR+650	7,860	7,745	7,153
PlayPower, Inc.	5/8/2026	Consumer Products	10.92%	SOFR+565	2,558	2,483	2,392
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.22%	SOFR+625	3,322	3,273	3,272
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense	0.00%		56	-	(0)
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	11.14%	SOFR+575	12,717	12,647	12,526
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.48%	SOFR+550	5,141	5,141	5,141
Reception Purchaser, LLC	2/28/2028	Transportation	11.39%	SOFR+600	4,938	4,874	4,728
Recteq, LLC	1/29/2026	Consumer Products	12.39%	SOFR+625	9,775	9,673	9,384
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	10.80%	SOFR+550	14,427	14,360	10,176
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.11%	SOFR+575	3,184	3,169	3,127
Riverside Assessments, LLC	3/10/2025	Education	11.14%	SOFR+625	9,883	9,827	9,734
Sales Benchmark Index LLC	1/3/2025	Business Services	11.44%	SOFR+600	6,859	6,806	6,825

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.77%	SOFR+750	4,912	4,912	4,839
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.09%	SOFR+605	14,888	14,663	14,515
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	11.89%	SOFR+650	11,389	11,352	11,389
Solutionreach, Inc.	7/17/2025	Communications	10.90%	SOFR+575	9,239	9,228	9,146
SpendMend Holdings, LLC	3/1/2028	Business Services	10.86%	SOFR+575	9,632	9,366	9,372
STV Group Incorporated	12/11/2026	Transportation	10.45%	SOFR+525	12,099	12,043	12,038
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.24%	SOFR+475	3,581	3,393	3,563
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.24%	SOFR+600	16,006	15,720	15,702
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.41%	SOFR+500	695	667	672
Teneo Holdings LLC	7/18/2025	Financial Services	10.41%	SOFR+525	2,943	2,934	2,936
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.86%	SOFR+650	11,123	11,029	10,901
The Bluebird Group LLC	7/27/2026	Business Services	12.64%	SOFR+700	5,387	5,427	5,344
The Vertex Companies, LLC	8/30/2027	Business Services	10.45%	SOFR+550	4,497	4,458	4,416
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,494	5,382	5,450
TVC Enterprises, LLC	3/26/2026	Transportation	10.95%	SOFR+600	16,975	16,861	16,721
TWS Acquisition Corporation	6/16/2025	Education	11.65%	SOFR+625	7,949	7,926	7,949
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.54%	SOFR+550	11,393	11,284	10,527
UBEO, LLC	4/3/2024	Printing and Publishing	9.95%	SOFR+450	4,612	4,603	4,497
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.36%	SOFR+625	3,869	3,797	3,790
Wildcat Buyerco, Inc.	2/27/2026	Electronics	11.14%	SOFR+575	11,415	11,348	11,158
Zips Car Wash, LLC	3/1/2024	Business Services	12.45%	SOFR+725	19,797	19,644	19,352

Total First Lien Secured Debt						805,986	793,940
Total Investments - 814.7%
Cash and Cash Equivalents - 41.1%
BlackRock Federal FD Institutional 30						40,035	40,035
Total Cash and Cash Equivalents						40,035	40,035
Total Investments and Cash Equivalents - 855.7%						$846,021	$833,975
Liabilities in Excess of Other Assets — (755.7)%							(736,519)
Members' Equity—100.0%							$97,456

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or "SOFR" or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF’s accounting policy.
(3)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,868	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,608	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,339
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	—	—
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,499

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,074
Liabilities in Excess of Other Assets — (815.3)%							(688,612)
Members' Equity—100.0%							$84,462

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

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	June 30, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (amortized cost—$805,986 and $738,219, respectively)	$793,940	$730,108
Cash and cash equivalents (cost—$40,035 and $42,966, respectively)	40,035	42,966
Receivable for investments sold	—	3,870
Interest receivable	4,060	2,970
Prepaid expenses and other assets	948	1,373
Total assets	838,983	781,287
Liabilities
Credit facility payable	290,600	257,600
2034 Asset-backed debt, net (par—$246,000)	244,187	243,896
Notes payable to members	169,131	145,472
Payable for investments purchased	17,224	37,658
Interest payable on credit facility and asset backed debt	8,768	4,676
Distribution payable to members	7,250	4,000
Interest payable on notes to members	3,768	2,703
Accounts payable and accrued expenses	599	820
Total liabilities	741,527	696,825
Commitments and contingencies (1)
Members' equity	97,456	84,462
Total liabilities and members' equity	$838,983	$781,287

———————————

(1)
As of June 30, 2023 and September 30, 2022, PSLF had unfunded commitments to fund investments of $0.1 million and $0.1 million, respectively

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Interest	$22,848	$8,491	$62,916	$23,759
Other income	422	18	1,270	160
Total investment income	23,270	8,509	64,186	23,919
Expenses:
Interest expense on credit facility and asset-backed debt	9,798	2,183	26,487	5,838
Interest expense on notes to members	5,397	2,992	15,123	7,861
Administration fees	513	293	1,733	879
General and administrative expenses	194	112	485	335
Total expenses	15,902	5,580	43,828	14,913
Net investment income	7,368	2,929	20,358	9,006
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(43)	120	(22)	506
Net change in unrealized appreciation (depreciation) on investments	1,683	(3,630)	(3,934)	(4,357)
Net realized and unrealized gain (loss) from investments	1,640	(3,510)	(3,956)	(3,851)
Net increase (decrease) in members' equity resulting from operations	$9,008	$(581)	$16,402	$5,155

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

JUNE 30, 2023

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at June 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$34,045	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	556,476	Market Comparable	Market yield	7.0% - 16.2% (10.8%)
Second lien	9,645	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	85,165	Market Comparable	Market yield	13.0% - 21.2% (15.0%)
Subordinated debt / corporate notes	154,726	Market Comparable	Market yield	13.3% - 18.7% (14.1%)
Equity	158,108	Enterprise Market Value	EBITDA multiple	0.3x - 18.8x (11.0x)
Equity	6,571	Enterprise Market Value	DLOM(2)	21.7%
Total Level 3 investments	$1,004,736
Debt Category ($ in thousands)
Truist Credit Facility	$307,661	Market Comparable	Market yield	2.6%

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

Our investments, cash and cash equivalents, Truist Credit Facility, SBA debentures, 2024 Notes, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at June 30, 2023
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$840,057	$—	$—	$840,057	$—
Equity investments	235,823	—	—	164,679	71,144
Total investments	1,075,880	—	—	1,004,736	71,144
Cash and cash equivalents	23,620	23,620	—	—	—
Total investments and cash and cash equivalents	$1,099,500	$23,620	$—	$1,004,736	$71,144
Truist Credit Facility	$307,661	$—	$—	$307,661	$—
2026 Notes(2)	147,443	—	147,443	—	—
2026 Notes-2(2)	162,013	—	162,013	—	—
Total debt	$617,117	$—	$309,456	$307,661	$—

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

(1)

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF and PTSF II are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy.

(2)	We elected not to apply ASC 825-10 to the 2026 Notes and the 2026 Notes-2, and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value.

	Fair Value at September 30, 2022
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$902,165	$—	$—	$902,165	$—
Equity investments	324,136	304	—	257,162	66,670
Total investments	1,226,301	304	—	1,159,327	66,670
Cash and cash equivalents	52,666	52,666	—	—	—
Total investments and cash and cash equivalents	$1,278,967	$52,970	$—	$1,159,327	$66,670
Truist Credit Facility	$376,687	$—	$—	$376,687	—
SBA Debentures (2)	19,686	—	—	19,686	—
2026 Notes (2)	146,767	—	146,767	—	—
2026-2 Notes (2)	161,373	—	161,373	—	—
Total debt	$704,513	$—	$308,140	$396,373	$—

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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended June 30, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$902,165	$257,162	$1,159,327
Net realized gain (loss)	(17,013)	(128,201)	(145,214)
Net change in unrealized appreciation (depreciation)	9,320	47,121	56,441
Purchases, PIK interest, net discount accretion and non-cash exchanges	190,764	22,345	213,109
Sales, repayments and non-cash exchanges	(245,179)	(33,748)	(278,927)
Transfers in/out of Level 3	—	—	—
Ending Balance	$840,057	$164,679	$1,004,736
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$1,974	$(37,397)	$(35,423)

	Nine Months Ended June 30, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,428	$1,211,021
Net realized gain (loss)	(10,046)	92,381	82,335
Net change in unrealized appreciation (depreciation)	(18,198)	(77,122)	(95,320)
Purchases, PIK interest, net discount accretion and non-cash exchanges	746,389	73,925	820,314
Sales, repayments and non-cash exchanges	(596,101)	(176,215)	(772,316)
Transfers in/out of Level 3	—	—	—
Ending Balance	$972,637	$273,397	$1,246,034
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(13,954)	$(77,771)	$(91,725)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Nine months ended June 30,
Long-Term Credit Facility	2023	2022
Beginning Balance (cost – $385,920 and $316,545, respectively)	$376,687	$314,813
Net change in unrealized appreciation (depreciation) included in earnings	2,474	(9,183)
Borrowings (1)	122,500	815,841
Repayments (1)	(194,000)	(709,466)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $314,420 and $422,920, respectively)	$307,661	$412,005
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $314,420 and $422,920, respectively)	$307,661	$412,005

(1)
Excludes temporary draws.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

As of June 30, 2023, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$45,769	September 30, 2023	$(3,651)

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$40,187	December 31, 2022	$(9,233)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three and nine months ended June 30, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, 2026 Notes-2, and the SBA debentures.

For the three and nine months ended June 30, 2023, our Credit Facility had a net change in unrealized (appreciation) depreciation of $(8.4) million and $(2.5) million, respectively. For the three and nine months ended June 30, 2022, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $8.9 million and $9.2 million, respectively. As of June 30, 2023 and September 30, 2022, the net unrealized (appreciation) depreciation on the Truist Credit Facility totaled $6.8 million and $9.2 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the nine months ended June 30, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at June 30, 2023	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$45,995	$2,150	$—	$5,951	$54,096	$1,748	$2,150	$—	$—
Mailsouth Inc.	—	—	—	—	—	—	—	—	—
PennantPark Senior Loan Fund, LLC (3)	139,109	23,595	—	(1,420)	161,284	9,150	—	11,344	—
RAM Energy LLC	74,282	—	(162,708)	88,426	—	—	—	—	(133,098)
Total Controlled Affiliates	$259,386	$25,745	$(162,708)	$92,957	$215,380	$10,898	$2,150	$11,344	$(133,098)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,791	$819	$—	$(316)	$33,294	$—	$—	$—	$—
JF Intermediate, LLC	1,969	96	—	(96)	1,969	—	—	—	—
Walker Edison Furniture Company LLC (2)	—	16,845	—	(1,911)	14,934	81	310	—	—
Total Non-Controlled Affiliates	$34,760	$17,760	$-	$(2,323)	$50,197	$81	$310	$—	$—
Total Controlled and Non-Controlled Affiliates	$294,146	$43,505	$(162,708)	$90,634	$265,577	$10,979	$2,460	$11,344	$(133,098)

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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator for net increase (decrease) in net assets resulting from operations	$20,949	$(18,481)	$(46,072)	$10,186
Denominator for basic and diluted weighted average shares	65,224,500	65,897,233	65,224,500	66,564,289
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.32	$(0.28)	$(0.71)	$0.15

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of June 30, 2023 and September 30, 2022, cash and cash equivalents consisted of money market funds in the amounts of $23.6 million and $52.7 million at fair value, respectively.

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Nine Months Ended June 30,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$8.98	$9.85
Net investment income (1)	0.77	0.52
Net change in realized and unrealized gain (loss) (1)	(1.48)	(0.37)
Net increase (decrease) in net assets resulting from operations (1)	(0.71)	0.15
Distributions to stockholders (1), (2)	(0.55)	(0.40)
Repurchase of common stock (1)	—	0.05
Net asset value, end of period	$7.72	$9.65
Per share market value, end of period	$5.89	$6.18
Total return* (3)	18.72%	0.88%
Shares outstanding at end of period	65,224,500	65,413,942
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.70%	4.27%
Ratio of debt related expenses to average net assets (5)	7.72%	4.06%
Ratio of total expenses to average net assets (5)	15.42%	8.33%
Ratio of net investment income to average net assets (5)	12.11%	7.02%
Net assets at end of period	$503,619	$631,510
Weighted average debt outstanding(6)	$677,883	$676,738
Weighted average debt per share (1)(6)	$10.39	$10.17
Asset coverage per unit (7)	$1,791	$1,871
Portfolio turnover rate*	14.38%	56.91%

* Not annualized for periods less than one year.

** Re-occuring investment income and expenses included in these ratios are annualized for periods less than one year.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

JUNE 30, 2023

10. DEBT

The annualized weighted average cost of debt for the nine months ended June 30, 2023 and 2022, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes and 2026 Notes-2, was 6.0% and 4.0%, respectively. As of June 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of June 30, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 179% and 186%, respectively.

Truist Credit Facility

As of June 30, 2023, we had the multi-currency Truist Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2023 and September 30, 2022, we had $314.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate was 7.4% and 5.3%, respectively, exclusive of the fee on undrawn commitment, as of June 30, 2023 and September 30, 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of June 30, 2023 and September 30, 2022, we had $185.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets, excluding assets held by SBIC II. As of June 30, 2023, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II was previously able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero and $20.0 million as of June 30, 2023 and September 30, 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, an SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both June 30, 2023 and September 30, 2022, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and nine months ended June 30, 2023, zero and $20.0 million of SBA debentures were repaid, respectively. During the three and nine months ended June 30, 2022, zero and $36.0 million in SBA debentures were repaid, resectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized. As of June 30, 2023 and September 30, 2022, the unamortized fees on the SBA debentures was zero and $0.3 million, respectively. We repaid the remaining $20.0 million SBA debentures during the nine months ended June 30, 2023.

Our fixed-rate SBA debentures were as follows ($ in thousands):

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$20,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program was designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II was subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting).

2024 Notes

As of June 30, 2023 and September 30, 2022, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly at a rate of 5.5% per year.

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

JUNE 30, 2023

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of June 30, 2023 and September 30, 2022, we had $167.4 million and $169.2 million, respectively, in commitments to fund investments. For the same periods, there were no letters of credit issued.

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

13. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the three and nine months ended June 30, 2023, we did not make any repurchases of our common shares. During the three and nine months ended June 30, 2022, we repurchased 717,709 and 1,631,163, respectively, shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $4.9 million and $12.0 million, respectively.

14. SUBSEQUENT EVENTS

On July 26, 2023, PSLF, through its wholly-owned and consolidated subsidiary, PennantPark CLO VII, LLC (“CLO VII”), closed a $300.0 million debt securitization in the form of a collateralized loan obligation. PSLF retained all of the subordinated notes, which totaled $54.0 million. The reinvestment period for the term debt securitization ends in July 2027 and the debt is scheduled to mature in July 2035.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (collectively referred to as the Company), including the consolidated schedule of investments, as of June 30, 2023, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended June 30, 2023 and 2022, and cash flows for the nine-month periods ended June 30, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 9, 2023

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation for the periods ended June 30, 2023 and 2022, as indicated in our report dated August 9, 2023; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

August 9, 2023

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

SBIC II, our wholly-owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II previously received a license from the SBA to operate as an SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives were to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. We have recently repaid all outstanding debentures in connection with SBIC II and have surrendered its SBA license.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2023, our portfolio totaled $1,075.8 million, which consisted of $590.5 million of first lien secured debt, $94.8 million of second lien secured debt, $154.7 million of subordinated debt (including $102.3 million in PSLF) and $235.8 million of preferred and common equity (including $59.0 million in PSLF). Our debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of June 30, 2023, we had one portfolio company on non-accrual, representing 1.1% and zero of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $18.8 million as of June 30, 2023. Our overall portfolio consisted of 129 companies with an average investment size of $8.3 million, had a weighted average yield on interest bearing debt investments of 12.7% and was invested 55% in first lien secured debt, 9% in second lien secured debt, 14% in subordinated debt (including 10% in PSLF) and 22% in preferred and common equity (including 5% in PSLF). As of June 30, 2023, all of the investments held by PSLF were first lien secured debt.

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

For the three months ended June 30, 2023, we invested $69.9 million in three new and 43 existing portfolio companies at weighted average yield on debt investments of 12.6%. Sales and repayments of investments for the three months ended June 30, 2023 totaled $135.7 million, including $61.8 million of sales to PSLF. For the nine months ended June 30, 2023, we invested $214.4 million in 15 new and 60 existing portfolio companies at a weighted average yield on debt investments of 11.9%. Sales and repayment for the nine months ended June 30, 2023 of investments for the totaled $280.5 million, including $80.2 million of sales to PSLF.

For the three months ended June 30, 2022, we invested $326.3 million in 11 new and 36 existing portfolio companies at weighted average yield on debt investments of 8.7%. Sales and repayments of investments for the three months ended June 30, 2022 totaled $198.3 million, including $176.0 million of sales to PSLF. For the nine months ended June 30, 2022, we invested $799.4 million in 35 new and 94 existing portfolio companies at weighted average yield on debt investments of 8.2% Sales and repayment of investments for the nine months ended June 30, 2022 totaled $736.0 million, including $235.6 million of sales to PSLF.

PennantPark Senior Loan Fund, LLC

As of June 30, 2023, PSLF’s portfolio totaled $793.9 million, consisted of 92 companies with an average investment size of $8.6 million and had a weighted average yield on debt investments of 11.8%.

As of September 30, 2022, PSLF’s portfolio totaled $730.1 million, consisted of 80 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 9.4%.

For the three months ended June 30, 2023, PSLF invested $64.0 million (including $61.8 million were purchased from the Company) in eight new and one existing portfolio companies at weighted average yield on debt investments of 12.0%. PSLF’s sales and repayments of investments for the same period totaled $20.0 million. For the nine months ended June 30, 2023, PSLF invested $119.3 million (including $80.2 million was purchased from the Company) in 16 new and six existing portfolio companies at weighted average yield on debt investments of 11.8%. PSLF's sales and repayments of investments for the same period totaled $54.0 million.

For the three months ended June 30, 2022, PSLF invested $200.5 million (including $176.0 million was purchased from the Company) in 14 new and 17 existing portfolio companies at weighted average yield on debt investments of 7.3%. PSLF’s sales and repayments of investments for the same period totaled $35.1 million. For the nine months ended June 30, 2022, PSLF invested $278.6 million (including $235.6 million was purchased from the Company) in 29 new and 19 existing portfolio companies at weighted average yield on debt investment of 7.3%. PSLF's sales and repayments of investments for the same period totaled $73.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months from those disclosed in our 2022 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Truist Credit Facility, and our SBA debentures are classified as Level 3. Our 2026 Notes and 2026 Notes-2 are classifed as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three and nine months ended June 30, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, 2026 Notes-2 and SBA debentures.

For the three and nine months ended June 30, 2023, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $(8.4) million and $(2.5) million, respectively. For the three and nine months ended June 30, 2022, our Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $8.9 million and $9.2 million, respectively. As of June 30, 2023 and September 30, 2022, the net unrealized depreciation on the Truist Credit Facility totaled $6.8 million and $9.2 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the three and nine months ended June 30, 2023, we recorded a provision for taxes on net investment income of $1.2 million and $3.6 million respectively, pertaining to federal excise tax. For the three and nine months ended June 30, 2022, we recorded a provision for taxes on net investment income of $0.2 million and $0.6 million respectively, all of which pertains to U.S. federal excise tax.

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a second-tier wholly-owned subsidiary of the Company,) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements..

For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of $1.7 million and $2.4 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $1.1 million and $6.2 million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2023, the Company recognized a provision for taxes of zero and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. For the three and nine months ended June 30, 2022, the Company recognized a provision for taxes of $8.1 million and $8.1 million, respectively, on unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of June 30, 2023 and September 30, 2022, the Company recognized a provision for taxes of $1.5 million and $7.1 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three and nine months ended June 30, 2023, the Company paid $1.9 million, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. During the three and nine months ended June 30, 2022, the Company paid zero and $4.0 million, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. Due to offsetting losses in the year ended September 30, 2022, the $4.0 million is shown on the consolidated statement of assets and liabilities under prepaid expenses and other assets. The state and local tax liability of $8.6 million as of June 30, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and nine months ended June 30, 2023 and 2022.

Investment Income

For the three and nine months ended June 30, 2023, investment income was $45.0 million and $111.3 million, respectively, which was attributable to $24.1 million and $72.7 million from first lien secured debt, $3.5 million and $10.9 million from second lien secured debt, $1.2 million and $3.4 million from subordinated debt and $16.2 million and $24.3 million from preferred and common equity, respectively. For the three and nine months ended June 30, 2022, investment income was $23.3 million and $76.0 million, respectively, which was attributable to $17.6 million and $52.2 million from first lien secured debt, $2.9 million and $13.7 million from second lien secured debt, $0.3 million and $2.6 million from subordinated debt and $2.5 million and $7.4 million from preferred and common equity, respectively. The increase in investment income compared to the same periods in the prior year was primarily due to the increase in the cost yield of our debt portfolio and a dividend related to our equity investment in Dominion Voting Systems.

Expenses

For the three and nine months ended June 30, 2023, expenses totaled $22.1 million and $61.4 million, respectively, and were comprised of: $10.1 million and $30.5 million of debt related interest and expenses, $4.0 million and $12.6 million of base management fees, $4.9 million and $10.6 million of incentive fees, $1.9 million and $4.1 million of general and administrative expenses and $1.2 million and $3.6 million of provision for excise taxes. For the three and nine months ended June 30, 2022, expenses totaled $12.8 million and $41.3 million, respectively, and were comprised of $6.7 million and $20.1 million of debt related interest and expenses, $4.9 million and $15.0 million of base management fees, zero and $2.7 million of incentive fees, $1.0 million and $3.0 million of general and administrative expenses and $0.2 million and $0.6 million of provision for excise taxes, respectively. The increase in expenses was primarily due to the increased financing costs of our debt liabilities and increased incentive fees compared to the same period in the prior year.

Net Investment Income

For the three and nine months ended June 30, 2023, net investment income totaled $23.0 million and $49.9 million, or $0.35 per share, and $0.77 per share, respectively. For the three and nine months ended June 30, 2022, net investment income totaled $10.6 million and $34.8 million, or $0.16 per share and $0.52 per share, respectively. The increase in net investment income was primarily due to an increase in investment income partially offset by an increase in expenses compared to the same period in the prior year.

Net Realized Gains or Losses on Investments and Debt

For the three and nine months ended June 30, 2023, net realized gains (losses) totaled $(6.9) million and $(151.5) million, respectively. For the three and nine months ended June 30, 2022 net realized gains (losses) totaled $(35.4) million and $73.5 million, respectively. The change in realized gains or losses was primarily due to changes in the market conditions of our investments and the values at which they were realized compared to the same periods in the prior year.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and nine months ended June 30, 2023, net change in unrealized appreciation (depreciation) on investments was $13.3 million and $57.1 million, respectively. For the three and nine months ended June 30, 2022, net change in unrealized appreciation (depreciation) on investments was $5.6 million and $(99.1) million, respectively. As of June 30, 2023 and September 30, 2022, our net unrealized appreciation (depreciation) on investments totaled $(18.8) million and $(75.7) million, respectively. The net change in unrealized appreciation or depreciation on our investments compared to the same period in the prior year was primarily due to the operating performance of the portfolio companies within our portfolio and changes in the capital market conditions of our investments.

For the three and nine months ended June 30, 2023, our Credit Facility with Truist (the "Credit Facility") had a net change in unrealized (appreciation) depreciation of $(8.4) million and $(2.5) million, respectively. For the three and nine months ended June 30, 2022, the Credit Facility had a net change in unrealized (appreciation) depreciation of $8.9 million and $9.2 million, respectively. As of June 30, 2023 and September 30, 2022, the net unrealized (appreciation) depreciation on the Credit Facility totaled $6.8 million and $9.2 million, respectively. The net change in unrealized appreciation or depreciation compared to the same periods in the prior year was primarily due to changes in the capital markets.

Net Increasese (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended June 30, 2023, net increase (decrease) in net assets resulting from operations totaled $20.9 million and $(46.1) million, or $0.32 per share and $(0.71) per share, respectively. For the three and nine months ended June 30, 2022, net increase (decrease) in net assets resulting from operations totaled $(18.5) million and $10.2 million, or $(0.28) and $0.15 per share, respectively. The increase or decrease from operations compared to the same periods in the prior year was primarily due to changes in net investment income and changes in net realized and unrealized gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of June 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of June 30, 2023 and September 30, 2022, our asset coverage ratio, as computed in accordance with the 1940 Act was 179% and 186%, respectively.

For the nine months ended June 30, 2023 and 2022, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Credit Facility, was 6.0% and 4.0%, respectively.

As of June 30, 2023, we had the multi-currency Credit Facility for up to $500.0 million (increased from $465.0 million in July 2022), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of June 30, 2023 and September 30, 2022, we had $314.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate was 7.4% and 5.3%, respectively, exclusive of the fee on undrawn commitments, as of June 30, 2023 and September 30, 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of June 30, 2023 and September 30, 2022, we had $185.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of June 30, 2023, we were in compliance with the terms of the Truist Credit Facility.

On November 13, 2021, the 2024 Notes were redeemed at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Accordingly, as of June 30, 2023 and September 30, 2022, we had zero in aggregate principal amount of 2024 Notes outstanding. Interest on the 2024 Notes was paid quarterly on January 15, April 15, July 15 and October 15, at a rate of 5.5% per year.

As of June 30, 2023, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of June 30, 2023, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

SBIC II was previously able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero and $20.0 million as of June 30, 2023 and September 30, 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, an SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both June 30, 2023 and September 30, 2022, SBIC II had an initial $150.0 million in debt commitments, all of which were drawn. During the three and nine months ended June 30, 2023, there were zero and $20.0 million of SBA debentures were repaid, respectively. During the three and nine months ended June 30, 2022, there was zero and $36.0 million in SBA debentures were repaid, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized. As of June 30, 2023 and September 30, 2022, the unamortized fees on the SBA debentures was zero and $0.3 million, respectively. We repaid the remaining $20.0 million SBA debentures during the nine months ended June 30, 2023.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	$20,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program was designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II was subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of April 20, 2023, the date prior to our voluntary surrender of SBIC II's SBA license, SBIC II was in compliance with their regulatory requirements.

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of June 30, 2023 and September 30, 2022, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $42.8 million and $52.7 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

For the nine months ended June 30, 2023, our operating activities provided cash of $113.9 million and our financing activities used cash of $124.1 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to repayments under the Truist Credit Facility.

For the nine months ended June 30, 2022, our operating activities used cash of $97.5 million and our financing activities provided cash of $106.9 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily due to borrowings under the Truist Credit Facility and proceeds from our 2026-2 Notes.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of June 30, 2023 and September 30, 2022, PSLF had total assets of $839.0 million and $781.3 million, respectively and its investment portfolio consisted of debt investments in 92 and 80 portfolio companies, respectively. As of June 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.6 million and the five largest investments totaled $97.6 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We and Pantheon provide capital to PSLF in the form of subordinated notes and equity interests. As of June 30, 2023 and September 30, 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of June 30, 2023 and September 30, 2022 its investment in PSLF consisted of subordinated notes of $102.3 million (additional $13.6 million unfunded) and $88.0 million (additional $27.9 million unfunded), respectively, and equity interests of $58.6 million (additional $8.8 million unfunded) and $54.8 million (additional $18.3 million unfunded), respectively.

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

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	June 30, 2023	September 30, 2022
Total investments	$793,940	$730,108
Weighted average cost yield on income producing investments	11.8%	9.4%
Number of portfolio companies in PSLF	92	80
Largest portfolio company investment at fair value	$19,639	$19,906
Total of five largest portfolio company investments at fair value	$97,590	$98,502

Below is a listing of PSLF’s individual investments as of June 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 814.7%
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,659	$14,776
Ad.net Acquisition, LLC	5/7/2026	Media	11.50%	SOFR+600	4,900	4,900	4,863
Alpine Acquisition Corp II	11/30/2026	Containers, Packaging and Glass	11.04%	SOFR+600	14,875	14,551	14,280
Altamira Technologies, LLC	7/24/2025	Aerospace and Defense	10.70%	SOFR+600	807	802	807
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	6/10/2025	Media	11.64%	SOFR+675	13,995	13,892	13,715
Anteriad, LLC (f/k/a MeritDirect, LLC)	5/23/2024	Media	10.89%	SOFR+550	14,558	14,513	14,194
Any Hour Services	7/21/2027	Personal, Food and Miscellaneous Services	10.77%	SOFR+575	9,852	9,845	9,581
Apex Service Partners, LLC	7/31/2025	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,376	6,392
Apex Service Partners, LLC Term Loan B	7/31/2025	Personal, Food and Miscellaneous Services	10.82%	SOFR+550	3,316	3,297	3,300
Apex Service Partners, LLC - Term Loan C	7/31/2025	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	7,531	7,531	7,493
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.14%	SOFR+575	8,751	8,669	8,576
Arcfield Acquisition Corp.	3/7/2028	Aerospace and Defense	11.07%	SOFR+575	11,850	11,662	11,732
Beta Plus Technologies, Inc.	7/1/2029	Business Services	10.99%	SOFR+575	14,888	14,635	13,622
Bioderm, Inc.	1/31/2028	Healthcare, Education and Childcare	11.52%	SOFR+650	9,000	8,896	8,865
Blackhawk Industrial Distribution, Inc.	9/17/2024	Distribution	11.23%	SOFR+500	17,866	17,669	17,419
Broder Bros., Co.	12/4/2025	Personal and Non-Durable Consumer Products	11.16%	SOFR+600	9,746	9,746	9,746
Burgess Point Purchaser Corporation	9/26/2029	Auto Sector	10.45%	SOFR+525	896	836	848
Cartessa Aesthetics, LLC	6/14/2028	Distribution	11.24%	SOFR+600	17,325	17,044	17,238
CF512, Inc.	8/20/2026	Media	11.50%	SOFR+600	2,928	2,907	2,899
Connatix Buyer, Inc.	7/13/2027	Media	10.65%	SOFR+550	8,831	8,818	8,478
Crane 1 Services, Inc.	8/16/2027	Personal, Food and Miscellaneous Services	10.41%	SOFR+575	2,582	2,556	2,556
Dr. Squatch, LLC	8/31/2027	Personal and Non-Durable Consumer Products	11.09%	SOFR+600	6,386	6,380	6,322
DRI Holding Inc.	12/21/2028	Media	10.45%	SOFR+525	4,393	3,956	3,932
DRS Holdings III, Inc.	11/3/2025	Consumer Products	11.63%	SOFR+575	14,551	14,495	14,158
Duraco Specialty Tapes LLC	6/30/2024	Manufacturing / Basic Industries	11.75%	SOFR+650	8,657	8,566	8,509
ECL Entertainment, LLC	5/1/2028	Hotels, Motels, Inns and Gaming	12.72%	SOFR+750	4,523	4,523	4,534
EDS Buyer, LLC	1/10/2029	Aerospace and Defense	11.49%	SOFR+625	6,234	6,159	6,079
Electro Rent Corporation	1/17/2024	Electronics	10.74%	SOFR+550	3,722	3,635	3,560
Exigo Intermediate II, LLC	3/15/2027	Business Services	10.95%	SOFR+575	9,775	9,659	9,579
Fairbanks Morse Defense	6/17/2028	Aerospace and Defense	10.25%	SOFR+475	794	752	772
Five Star Buyer, Inc.	2/23/2028	Hotels, Motels, Inns and Gaming	12.25%	SOFR+700	4,406	4,321	4,318
Global Holdings InterCo LLC	3/16/2026	Banking, Finance, Insurance & Real Estate	11.76%	SOFR+600	7,046	7,026	6,676
Graffiti Buyer, Inc.	8/10/2027	Distribution	11.04%	SOFR+575	1,959	1,929	1,940
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.72%	SOFR+550	6,423	6,423	6,294
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.21%	SOFR+600	19,767	19,430	19,569
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.64%	SOFR+600	15,140	14,962	14,747
HW Holdco, LLC	12/10/2024	Media	10.90%	SOFR+500	14,250	14,154	14,036
Icon Partners III, LP	5/11/2028	Auto Sector	9.77%	SOFR+475	2,310	2,014	1,528
IDC Infusion Services, Inc.	12/30/2026	Healthcare, Education and Childcare	11.89%	SOFR+650	17,269	17,065	17,269
IG Investments Holdings, LLC	9/22/2028	Business Services	11.19%	SOFR+600	4,439	4,364	4,373
Imagine Acquisitionco, LLC	11/15/2027	Business Services	10.67%	SOFR+550	5,580	5,492	5,440
Inception Fertility Ventures, LLC	12/31/2024	Healthcare, Education and Childcare	12.50%	SOFR+715	19,837	19,523	19,639
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.09%	SOFR+685	11,081	10,887	11,081
Infolinks Media Buyco, LLC	11/1/2026	Media	10.70%	SOFR+575	6,380	6,380	6,380
Integrity Marketing Acquisition, LLC	8/27/2025	Insurance	11.41%	SOFR+575	19,750	19,687	19,553
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.20%	SOFR+800	13,273	13,231	13,273
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.39%	SOFR+600	14,962	14,741	14,738
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.27%	SOFR+565	2,573	2,568	2,540
Lash OpCo, LLC	2/18/2027	Consumer Products	12.13%	SOFR+700	19,774	19,605	19,477
Lightspeed Buyer Inc.	2/3/2026	Healthcare, Education and Childcare	10.45%	SOFR+575	12,250	12,074	12,066
LJ Avalon Holdings, LLC	1/31/2030	Environmental Services	11.51%	SOFR+665	6,334	6,221	6,207
MAG DS Corp.	4/1/2027	Aerospace and Defense	10.84%	SOFR+550	5,525	5,146	5,180
Magenta Buyer, LLC	7/31/2028	Software	10.03%	SOFR+500	3,795	3,551	2,844
Mars Acquisition Holdings Corp.	5/14/2026	Media	10.89%	SOFR+550	7,864	7,817	7,785
MBS Holdings, Inc.	4/16/2027	Telecommunications	10.95%	SOFR+575	7,350	7,280	7,277
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.54%	SOFR+550	2,960	2,910	2,901
Municipal Emergency Services, Inc.	9/28/2027	Distribution	10.89%	SOFR+550	4,123	4,068	3,978
NBH Group LLC	8/19/2026	Healthcare, Education and Childcare	10.31%	SOFR+525	7,448	7,385	7,373
One Stop Mailing, LLC	5/7/2027	Transportation	11.44%	SOFR+625	8,492	8,327	8,492
Owl Acquisition, LLC	2/4/2028	Education	10.80%	SOFR+575	3,893	3,790	3,815
Ox Two, LLC (New Issue)	5/18/2026	Distribution	10.80%	SOFR+725	4,378	4,341	4,290
Pequod Merger Sub, Inc.	12/2/2026	Banking, Finance, Insurance & Real Estate	11.32%	SOFR+650	11,532	11,310	11,301
PL Acquisitionco, LLC	11/9/2027	Retail	12.20%	SOFR+650	7,860	7,745	7,153
PlayPower, Inc.	5/8/2026	Consumer Products	10.92%	SOFR+565	2,558	2,483	2,392
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.22%	SOFR+625	3,322	3,273	3,272
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/2026	Aerospace and Defense	0.00%		56	-	(0)
Radius Aerospace, Inc.	3/31/2025	Aerospace and Defense	11.14%	SOFR+575	12,717	12,647	12,526
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.48%	SOFR+550	5,141	5,141	5,141
Reception Purchaser, LLC	2/28/2028	Transportation	11.39%	SOFR+600	4,938	4,874	4,728
Recteq, LLC	1/29/2026	Consumer Products	12.39%	SOFR+625	9,775	9,673	9,384
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	10.80%	SOFR+550	14,427	14,360	10,176
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.11%	SOFR+575	3,184	3,169	3,127
Riverside Assessments, LLC	3/10/2025	Education	11.14%	SOFR+625	9,883	9,827	9,734
Sales Benchmark Index LLC	1/3/2025	Business Services	11.44%	SOFR+600	6,859	6,806	6,825

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.77%	SOFR+750	4,912	4,912	4,839
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.09%	SOFR+605	14,888	14,663	14,515
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	11.89%	SOFR+650	11,389	11,352	11,389
Solutionreach, Inc.	7/17/2025	Communications	10.90%	SOFR+575	9,239	9,228	9,146
SpendMend Holdings, LLC	3/1/2028	Business Services	10.86%	SOFR+575	9,632	9,366	9,372
STV Group Incorporated	12/11/2026	Transportation	10.45%	SOFR+525	12,099	12,043	12,038
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.24%	SOFR+475	3,581	3,393	3,563
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.24%	SOFR+600	16,006	15,720	15,702
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.41%	SOFR+500	695	667	672
Teneo Holdings LLC	7/18/2025	Financial Services	10.41%	SOFR+525	2,943	2,934	2,936
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.86%	SOFR+650	11,123	11,029	10,901
The Bluebird Group LLC	7/27/2026	Business Services	12.64%	SOFR+700	5,387	5,427	5,344
The Vertex Companies, LLC	8/30/2027	Business Services	10.45%	SOFR+550	4,497	4,458	4,416
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,494	5,382	5,450
TVC Enterprises, LLC	3/26/2026	Transportation	10.95%	SOFR+600	16,975	16,861	16,721
TWS Acquisition Corporation	6/16/2025	Education	11.65%	SOFR+625	7,949	7,926	7,949
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.54%	SOFR+550	11,393	11,284	10,527
UBEO, LLC	4/3/2024	Printing and Publishing	9.95%	SOFR+450	4,612	4,603	4,497
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.36%	SOFR+625	3,869	3,797	3,790
Wildcat Buyerco, Inc.	2/27/2026	Electronics	11.14%	SOFR+575	11,415	11,348	11,158
Zips Car Wash, LLC	3/1/2024	Business Services	12.45%	SOFR+725	19,797	19,644	19,352

Total First Lien Secured Debt						805,986	793,940
Total Investments - 814.7%
Cash and Cash Equivalents - 41.1%
BlackRock Federal FD Institutional 30						40,035	40,035
Total Cash and Cash Equivalents						40,035	40,035
Total Investments and Cash Equivalents - 855.7%						$846,021	$833,975
Liabilities in Excess of Other Assets — (755.7)%							(736,519)
Members' Equity—100.0%							$97,456

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or "SOFR" or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
(2)
Valued based on PSLF’s accounting policy.
(3)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,868	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,608	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,339
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/26	Aerospace and Defense	0.00%	3M L+625	143	—	—
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)

System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	15,785	15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,499

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 50.9%
BlackRock Federal FD Institutional 30						42,966	42,966
Total Cash and Cash Equivalents						42,966	42,966
Total Investments and Cash Equivalents - 915.3%						$781,185	$773,074
Liabilities in Excess of Other Assets — (815.3)%							(688,612)
Members' Equity—100.0%							$84,462
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

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	June 30, 2023
	(Unaudited)	September 30, 2022
Assets
Investments at fair value (amortized cost—$805,986 and $738,219, respectively)	$793,940	$730,108
Cash and cash equivalents (cost—$40,035 and $42,966, respectively)	40,035	42,966
Receivable for investments sold	—	3,870
Interest receivable	4,060	2,970
Prepaid expenses and other assets	948	1,373
Total assets	838,983	781,287
Liabilities
Credit facility payable	290,600	257,600
2034 Asset-backed debt, net (par—$246,000)	244,187	243,896
Notes payable to members	169,131	145,472
Payable for investments purchased	17,224	37,658
Interest payable on credit facility and asset backed debt	8,768	4,676
Distribution payable to members	7,250	4,000
Interest payable on notes to members	3,768	2,703
Accounts payable and accrued expenses	599	820
Total liabilities	741,527	696,825
Commitments and contingencies (1)
Members' equity	97,456	84,462
Total liabilities and members' equity	$838,983	$781,287
(1)
As of June 30, 2023 and September 30, 2022, PSLF had unfunded commitments to fund investments of investments of $0.1 million and $0.1 million, respectively.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Interest	$22,848	$8,491	$62,916	$23,759
Other income	422	18	1,270	160
Total investment income	23,270	8,509	64,186	23,919
Expenses:
Interest expense on credit facility and asset-backed debt	9,798	2,183	26,487	5,838
Interest expense on notes to members	5,397	2,992	15,123	7,861
Administration fees	513	293	1,733	879
General and administrative expenses	194	112	485	335
Total expenses	15,902	5,580	43,828	14,913
Net investment income	7,368	2,929	20,358	9,006
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(43)	120	(22)	506
Net change in unrealized appreciation (depreciation) on investments	1,683	(3,630)	(3,934)	(4,357)
Net realized and unrealized gain (loss) from investments	1,640	(3,510)	(3,956)	(3,851)
Net increase (decrease) in members' equity resulting from operations	$9,008	$(581)	$16,402	$5,155

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

During the three and nine months ended June 30, 2023, we declared distributions of $0.20 and $0.55 per share, for total distributions of $13.0 million and $35.9 million, respectively. We declared distributions of $0.145 and $0.405 per share, for total distributions of $9.4 million and $26.8 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has adopted the new accounting standard implementing appropriate controls and procedures, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Share Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the three and nine months ended June 30, 2023, we did not make any repurchases of our common shares. During the three and nine months ended June 30, 2022, we repurchased 717,709 and 1,631,163, respectively, shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $4.9 million and $12.0 million, respectively.

Recent Developments

On July 26, 2023, PSLF, through its wholly-owned and consolidated subsidiary, PennantPark CLO VII, LLC (“CLO VII”), closed a $300.0 million debt securitization in the form of a collateralized loan obligation. PSLF retained all of the subordinated notes, which totaled $54.0 million. The reinvestment period for the term debt securitization ends in July 2027 and the debt is scheduled to mature in July 2035.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, our debt portfolio consisted of 96% variable-rate investments and 4% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,096)	$(0.08)
Up 1%	5,096	0.08
Up 2%	10,192	0.16
Up 3%	15,294	0.23
Up 4%	20,419	0.31

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

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended June 30, 2023 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered securities were sold in the quarter ended June 30, 2023.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Disclosure

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

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

PENNANTPARK INVESTMENT CORPORATION

Date: August 9, 2023	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)