Form 10-K
period 2023-09-30
PENNANTPARK INVESTMENT CORP
filed 2023-12-08
CIK 1383414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00736

PENNANTPARK INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	20-8250744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue Miami Beach, Florida.	33319
(Address of principal executive offices)	(Zip Code)

(786) 297-9500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PNNT	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on March 31, 2023 based on the closing price on that date of $5.28 on The New York Stock Exchange was approximately $332.2 million. For the purposes of calculating the aggregate market value of common stock held by non-affiliates, all directors and executive officers of the Registrant have been treated as affiliates. There were 65,224,500 shares of the Registrant’s common stock outstanding as of December 7, 2023.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

•
changes to the interest rate environment, including the discontinuation of LIBOR and its impact on the value of floating-rate debt securities in our portfolio or issued by us;

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

•
the use of leverage to fund our investments, including the indebtedness resulting from our Truist Credit Facility, 2026 Notes, and 2026 Notes-2, and the risk that we may fail to comply with the terms governing such indebtedness or maintain certain asset coverage ratio requirements;

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

•
the impact of recent financial reform legislation, and uncertainty about any future laws and regulations on our business and our portfolio companies;

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

•
our investment in derivatives and the use of leverage

•
the potential dilution of our common stock which may result from issuances of our common stock below the then current NAV per share;

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

•
changes to political, economic or industry conditions or conditions affecting the financial and capital markets, including changes caused by the ongoing invasion of Ukraine by Russia that could cause volatility or prolonged disruption of the capital markets and impact the value of our assets;

•
our cash balances at financial institutions that exceeds federally insured limits and the impact of adverse developments affecting the financial services industry;

•
the impact of economic sanction laws in the United States and other jurisdictions which may prohibit us and our affiliates from transacting with certain countries, individuals and companies;

•
potential litigation, whether initiated by shareholders or other parties; and

•
the impact of global climate change on the operations of our portfolio companies.

•
we have identified material weaknesses in our internal controls over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal controls over financial reporting, which may result in future financial statements containing errors that will be undetected and could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

SBIC II, our wholly-owned subsidiary, was organized in Delaware as a limited partnership in July 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act in 2013. SBIC II’s objectives were to generate both current income and capital appreciation through debt and equity investments generally by investing in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. We have repaid all outstanding debentures in connection with SBIC II, surrendered our SBA license and filed a certificate of termination.

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

Our Investment Adviser and Administrator

We utilize the investing experience and contacts of PennantPark Investment Advisers in developing what we believe is an attractive and diversified portfolio. The senior investment professionals of the Investment Adviser have worked together for many years and average over 25 years of experience in the senior lending, mezzanine lending, leveraged finance, distressed debt and private equity businesses. In addition, our senior investment professionals have been involved in originating, structuring, negotiating, managing and monitoring investments in middle-market companies across changing economic and market cycles. We believe this experience and history have resulted in a reputation as a respected partner to financial sponsors, management teams, investment bankers, attorneys and accountants, which provides us with access to substantial investment opportunities across the capital markets. Our Investment Adviser has a rigorous investment approach, which is based upon intensive financial analysis with a focus on capital preservation, diversification and active management. Since our Investment Adviser’s inception in 2007, it has invested through its managed funds $18.5 billion in 653 companies with more than 200 different financial sponsors through its managed funds, which includes investments by the Company totaling $7.6 billion in 333 companies.

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

Leverage

As of September 30, 2023, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as additional multicurrency lenders, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2023 and 2022, we had $212.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 5.3%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2023 and 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million of the total commitment and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR.As of September 30, 2023 and 2022, we had $262.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2023, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2023 and 2022, SBIC II had zero and $20.0 million in debt commitments, respectively, all of which was drawn, as of September 30, 2022, with a weighted average interest rate of 2.9% as of September 30, 2022, exclusive of 3.4% of upfront fees. We repaid the remaining $20 million SBA debentures during the nine months ended June 30, 2023. As of September 30, 2022, our SBA debentures had maturities between March 2026 to March 2028. SBA debentures offer competitive terms such as being non-recourse to us, a 10-year maturity, semi-annual interest payments, not requiring principal payments prior to maturity and may be prepaid at any time without penalty. The SBA debentures were secured by all the investment portfolio assets of SBIC II and had a priority claim over such assets relative to all other creditors. See “Regulation” for more information.

As of September 30, 2023 and 2022, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly at a rate of 5.5% per year.

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

Our Corporate Information

Our administrative and principal executive offices are located at 1691 Michigan Avenue, Miami Beach, Florida . Our common stock is quoted on The New York Stock Exchange under the symbol “PNNT”. Our phone number is (786) 297-9500, and our Internet website address is www.pennantpark.com. Information contained on our website is not incorporated by reference into this Report and you should not consider information contained on our website to be part of this Report. We file periodic reports, proxy statements and other information with the SEC and make such reports available on our website free of charge as soon as reasonably practicable. In addition, the SEC maintains an Internet website at www.sec.gov that contains material that we file with the SEC on the Electronic Data Gathering, Analysis and Retrieval, or EDGAR, Database.

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
• Electronics

Listed below are our top ten portfolio companies and industries represented as a percentage of our consolidated portfolio assets (excluding U.S. Government securities, cash and cash equivalents) as of September 30:

Portfolio Company	2023 (1)	Portfolio Company	2022 (1)
AKW Holdings Limited	6%	RAM Energy Holdings LLC	7%
Cartessa Aesthetics, LLC	5%	AKW Holdings Limited	4
Pragmatic Institute, LLC	5%	Cartessa Aesthetics, LLC	4
Sigma Defense Systems, LLC	4%	Cano Health, LLC	4
Flock Financial, LLC	4%	Pragmatic Institute, LLC	3
Cascade Environmental LLC	4%	Sigma Defense Systems, LLC	3
Halo Buyer, Inc.	4%	Flock Financial, LLC	3
Exigo Intermediate II, LLC	3%	Cascade Environmental LLC	3
MDI Buyer, Inc.	3%	Halo Buyer, Inc.	3
Express Wash Acquisition Company, LLC	3%	Kinetic Purchaser, LLC	3

Industry	2023 (1)	Industry	2022 (1)
Business Services	18%	Business Services	18%
Healthcare, Education and Childcare	14	Healthcare, Education and Childcare	12
Consumer Products	9	Consumer Products	8
Distribution	8	Energy and Utilities	7
Financial Services	6	Distribution	5
Telecommunications	6	Financial Services	5
Aerospace and Defense	6	Telecommunications	5
Media	5	Home and Office Furnishings	4
Chemicals, Plastics and Rubber	5	Media	4
Auto Sector	4	Auto Sector	3

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

Investment Management Agreement

We have entered into an agreement with the Investment Adviser, or the Investment Management Agreement, under which the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to, us. Mr. Penn, our Chairman and Chief Executive Officer, is the managing member and a senior investment professional of, and has a financial and controlling interest in, PennantPark Investment Advisers. PennantPark Investment, through the Investment Adviser, has provided similar services to SBIC II under its respective investment management agreement. Such investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. Under the terms of our Investment Management Agreement, the Investment Adviser:

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

Management Fees

Effective January 1, 2018, the base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirement under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Advisory Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets”. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser earned base management fees of $16.5 million, $19.8 million and $17.3 million, respectively, from us.

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

The incentive fee has two parts, as follows:

One part is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income, including any other fees (other than fees for providing managerial assistance), such as amendment, commitment, origination, prepayment penalties, structuring, diligence and consulting fees or other fees received from portfolio companies, accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below), and any interest expense or amendment fees under any credit facilities and distribution paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, or OID, debt instruments with PIK interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter, is compared to the hurdle rate of 1.75% per quarter (7.00% annualized). Effective January 1, 2018, we pay the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.1212% in any calendar quarter (8.4848% annualized), and (3) 17.5% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1212% in any calendar quarter. These calculations are pro-rated for any share issuances or repurchases during the relevant quarter, if applicable. For periods prior to January 1, 2018, we paid the Investment Adviser an incentive fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows: (1) no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75%, (2) 100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than 2.1875% in any calendar quarter (8.75% annualized), and (3) 20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeded 2.1875% in any calendar quarter. For the years ended September 30, 2023, 2022 and 2021, the Investment Adviser earned $13.9million, $2.7 million, and $0.6 million, respectively, in incentive fees on net investment income from us.

The following is a graphical representation of the calculation of quarterly incentive fee based on Pre-Incentive Fee Net Investment Income:

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

allocated to income-related portion of incentive fee

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2023, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under U.S. generally accepted accounting principles, or GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount (20.0% for periods prior to January 1, 2018), less the aggregate amount of actual capital gains related to incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2023, 2022 and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

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
= 17.5% x 5%
= 0.875%

Organization of the Investment Adviser

PennantPark Investment Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The principal executive office of PennantPark Investment Advisers is located at 1691 Michigan Ave, Miami Beach, Florida 33139.

Duration and Termination of Investment Management Agreement

The Investment Management Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser in February 2023. Unless terminated earlier as described below, the Investment Management Agreement will continue in effect for a period of one year through February 2024. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us or the Investment Adviser. In determining to reapprove the Investment Management Agreement, our board of directors requested information from the Investment Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Investment Adviser, the Investment Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable externally and internally managed publicly traded BDCs that engage in similar investing activities, the Investment Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Investment Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Investment Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and reapproved the Investment Management Agreement as being in the best interests of our stockholders.

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

Administration Agreement

We have entered into an agreement, or the Administration Agreement, with the Administrator, under which the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under our Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other activities, being responsible for the financial records we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. PennantPark Investment, through the Administrator, has provided similar services to SBIC II under its administration agreement with us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the cost of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to the Administrator. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2023, 2022, and 2021, we recorded $1.3 million, $0.5 million and $1.5 million, respectively, including expenses the Investment Adviser incurred on behalf of the Administrator for services described above.

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

Duration and Termination of Administration Agreement

The Administration Agreement was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Unless terminated earlier as described below, our Administration Agreement will continue in effect for a period of one year through February 2024. It will remain in effect if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of us. The Administration Agreement may not be assigned by either party without the consent of the other party. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2023 and 2022 PSLF had total assets of $872.8 million and $781.3 million, respectively, consisting of debt investments in 90 and 80 portfolio companies, respectively. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. As of September 30, 2022, at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2023 and 2022 we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2023 and 2022, our investment in PSLF consisted of subordinated notes of $102.3 million and $88.0 million and had $13.6 million and $27.9 million unfunded commitments, respectively, and equity interests of $58.6 million and $49.4 million and had $8.8 million and $18.1 million unfunded commitments, respectively.

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

Our investment in PSLF, our unconsolidated joint venture with Pantheon, is not a qualifying asset under Section 55(a) of the 1940 Act. From time to time prior to making additional investments into PSLF, PTSF II or any future joint venture, we may increase our holdings of U.S. treasury securities, cash or cash equivalents (through borrowing or otherwise) so that such investments do not result in less than 70% of our assets being invested in qualifying assets.

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

Proxy Voting Records

You may obtain information about how we voted proxies, free of charge, by calling us at (786) 297-9500 or by making a written request for proxy voting information to: Richard Allorto, Chief Financial Officer and Treasurer, 1691 Michigan Avenue, Miami Beach, Florida 33139.

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

Our privacy protection policies are available, free of charge, on our website at www.pennantpark.com. In addition, the privacy policy is available on the EDGAR Database on the SEC’s Internet website at www.sec.gov, filed as an exhibit to our annual report on this Form 10-K.

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

SBA Regulations

SBIC II was licensed to operate under the SBA as a SBIC under Section 301(c) of the 1958 Act and received its license in 2013. We have repaid all outstanding debentures in connection with SBIC II and surrendered its SBA license.

SBICs are designed to stimulate the flow of capital to businesses that meet specified eligibility requirements discussed below. Under SBA regulations, SBIC II was subject to regulatory requirements including, among other things, making investments in SBA eligible “small businesses” (as defined by the SBA), investing at least 25% of regulatory capital in eligible “smaller business enterprises”, placing certain limitations on the financing terms of investments by SBICs in portfolio companies, prohibiting investing in certain industries, and meeting certain required capitalization thresholds among other regulations. Furthermore, SBIC II was subject to regulation and oversight by the SBA, including, among other things, periodic the performance of financial audits by an independent auditor and periodic examinations, including of SBIC II’s of their financial statements that are prepared on a basis of accounting other than GAAP pursuant to SBA accounting standards and financial reporting requirements for SBICs. For example, SBIC II did not use fair value accounting on its assets or liabilities under SBA valuation guidelines. If SBIC II failed to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit use of SBA-guaranteed debentures, declare outstanding debentures immediately due and payable, and/or limit SBIC II from making new investments. In addition, the SBA can revoke or suspend a SBIC license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us.

Eligible Small and Smaller Businesses

Under present current SBA regulations, eligible “small business” generally include businesses that (together with their affiliates) have tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, SBIC II was required to invest at least 25% of its investment capitals in “smaller” concerns enterprises”. A “smaller concern enterprise” generally includes a business (together with its affiliates) that has tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates or as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business at the time of the follow-on investment, up and until the time a business offers its securities in a public market through the company’s initial public offering, if any.

Financing Limitations, Terms and Changes in Control

The SBA generally prohibits an SBIC from financing small businesses in certain industries, such as relending, gambling, oil and gas exploration and other passive businesses. Additional SBA prohibitions include investing outside the United States, investing more than 30% of regulatory capital in any one company and its affiliates and lending money to any officer, director or employee or to invest in any affiliate thereof. The SBA placed certain limits on the financing terms of investments by SBIC II in portfolio companies such as limiting the interest rate on debt securities and loans provided to portfolio companies. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

The SBA also prohibited, without prior written approval, a “change in control” of SBIC II or transfers that would result in any person or group owning 10% or more of a class of capital stock (or its equivalent in the case of a partnership) of a licensed SBIC. A “change of control” is any event which would result in the transfer of power, direct or indirect, to direct management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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
•
• a reasonable petty cash fund.

SBA Leverage or Debentures

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that an SBIC may borrow to a maximum of $175.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control. The SBA, as a creditor, had a superior claim to SBIC II’s assets over our stockholders in the event we liquidated SBIC II or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC II upon an event of default. We have repaid all outstanding debentures in connection with SBIC II and have surrendered the SBA license.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are subject to various covenants under our Truist Credit Facility which, if not complied with, could result in reduced availability and/or mandatory prepayments under our Truist Credit Facility.

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

The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.

As of June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act"), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR(ICR Benchmark Administration) has announced that it will required the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR as a result of certain statutory regimes (e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act) or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us and could have a material and adverse impact on the value or liquidity of those instruments.

Given the inherent difference between LIBOR and SOFR, or any other alternative benchmark rate established, there are many uncertainties regarding a tranistion from LIBOR, including, but not limited to, the need to amend contracts which continue to reference LIBOR and how the transition from LIBOR will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative references rates to gain market acceptance could adversely affect the return on, value of the market for securities linked to such rates. The elimination of LIBOR, the replacement of LIBOR with any alternative reference rate, such as SOFR (or an alternative reference rate based on SOFR) or any other changes or reforms to floating rate benchmarks could have an adverse impact on the market value of and/or transfer ability of any floating-rate debt securities in our portfolio or issued by us.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, our ability to report our financial condition and result of operations accurately and on a timely basis could be adversely affect.

We have identified material weaknesses in our internal controls over financial reporting, and management has determined that, as of September 30, 2023, we do not maintain effective internal control over financial reporting. These material weaknesses and our remediation efforts are described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K. We cannot assure you that we will adequately remediate the material weaknesses or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We are in the process of remediating the identified material weaknesses in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. If we fail to remediate these material weaknesses, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could impact the operations of our business including our ability to obtain financing, the cost of any financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

We have historically depended in part on SBIC II for cash distributions to enable us to meet the distribution requirements to be subject to tax as a RIC. In this regard, SBIC II has been limited by the SBA regulations governing SBICs from making certain distributions to us that may be necessary to satisfy the requirements to be subject to tax as a RIC. In such a case, we would need to request a waiver of the SBA’s restrictions for SBIC II to make certain distributions to enable us to be subject to tax as a RIC. We cannot assure you that the SBA will grant such waiver, which may cause us to incur a corporate-level income tax.

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
•
SBA Debentures. In addition to issuing securities and using securitizations to raise capital as described above, we have historically issued and may in the future issue, as permitted under SBA regulations and through our wholly-owned subsidiary, SBIC II, and any future SBIC subsidiary, SBA debentures to generate cash for funding new investments. To issue SBA debentures, we may request commitments for debt capital from the SBA. SBIC II is, and any future SBIC subsidiary has historically been exposed to any losses on its portfolio of loans;, however, such debentures are non-recourse to us.

SBIC II may be unable to make distributions to us that will enable us to meet or maintain RIC tax status.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level income taxes, we will be required to distribute substantially all of our consolidated investment company taxable income and capital gains net income, including income from SBIC II, each taxable year as dividends to our stockholders. As noted above, we have historically been dependent in part on SBIC II for cash distributions to enable us to meet the RIC distribution requirements. SBIC II was limited by SBA regulations governing SBICs from making certain distributions to us if it does not have sufficient capital in accordance with SBA regulations, that which may be necessary to maintain our tax status as a RIC. We may have to request a waiver of the SBA’s restrictions limitations for SBIC II to make certain distributions to maintain our tax status. We cannot assure you that the SBA will grant such waiver and, if SBIC II is unable to obtain a waiver, compliance with the SBA regulations may result in not being able to meet the distribution requirements to maintain our RIC tax treatment corporate level income tax on us.

SBIC II was licensed by the SBA.

SBIC II, our wholly-owned subsidiary, received a license to operate as a SBIC under the 1958 Act and is that made it subject to regulation and oversight by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries.

SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If SBIC II failed to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, and/or limit it from making new investments. These actions by the SBA could, in turn, negatively affect us because SBIC II is our wholly-owned subsidiary or could impact our ability to participate in SBA-regulated programs in the future.

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

Our current debt is governed by the terms of our Facilities, 2026 Notes, and 2026 Notes-2 and future debt may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing debt. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may also carry leverage related risks. Leverage magnifies the potential risks for loss and the risks of investing in us, both as detailed below.

Additionally, we may in the future, through one or more of our subsidiaries, receive funds from the SBA through its debenture program. In connection with the filing of its initial SBA license application, PennantPark Investment received exemptive relief, in 2011, from the SEC to permit us to exclude the debt of our SBICs from our consolidated asset coverage ratio. Our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than the applicable asset coverage ratio, which while providing increased investment flexibility, would also increase our exposure to risks associated with leverage.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Truist Credit Facility, 2026 Notes, and 2026 Notes-2 and expect in the future to borrow additional amounts under our Truist Credit Facility or otherwise, subject to market availability, and, may increase the size of our Truist Credit Facility. We cannot assure you that our leverage will remain at current levels. The amount of leverage that we employ will depend upon our assessment of the market and other factors at the time of any proposed borrowing. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or preferred stockholders, if any, and we have granted a security interest in our assets, excluding those of SBIC II, in connection with borrowings under our Truist Credit Facility. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. Any future debt issuance will increase our leverage and may be subordinate to our Truist Credit Facility and SBA debentures. In addition, borrowings or debt issuances and SBA debentures, also known as leverage, magnify the potential for loss or gain on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets decreases, then the use of leverage would cause the NAV attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common or preferred stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 195% and 186%, respectively. Since our leverage, including SBA debentures outstanding, was 105% and 119% of our net assets as of September 30, 2023 and 2022, respectively, we would have to receive an annual return of at least 2.5% and 2.6%, respectively, to cover annual interest payments.

As of September 30, 2023, we had outstanding borrowings of $212.4 million under our Truist Credit Facility, $150.0 million of 2026 Notes and $165.0 million of 2026 Notes-2. Our consolidated debt outstanding was $527.4 million and had a weighted average annual interest rate at the time of 6.0%, exclusive of the fee on undrawn commitment on our Truist Credit Facility. This example is for illustrative purposes only, and actual interest rates on our Truist Credit Facility or any future borrowings are likely to fluctuate. The costs associated with our borrowings, including any increase in the management fee or incentive fee payable to our Investment Adviser, are and will be borne by our common stockholders.

The following table is designed to illustrate the effect on the return to a holder of our common stock of the leverage created by our use of borrowing as of September 30, 2023 of 45% of total assets (including such borrowed funds), at the current interest rate at the time of 6.0%, and assumes hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we will maintain a constant level of leverage and weighted average interest rate. The amount of leverage and cost of borrowing that we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed return on portfolio (net of expenses) (1)	(10.0)%	(5.0)%	0%	5.0%	10.0%
Corresponding return to common stockholders (2)	(22.2)%	(13.4)%	(4.5)%	13.1%	4.3%

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

Our Truist Credit Facility matures in July 2027, our 2026 Notes mature in November 2026 and our 2026 Notes-2 mature in May 2026. Additionally, our SBA debentures mature between March 2026 and March 2028. We utilize proceeds from the Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and our SBA debentures to make investments in our portfolio companies. The duration of many of our investments exceeds the duration of our indebtedness under our Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and certain of our SBA debentures. This means that we will have to extend the maturity of our Truist Credit Facility or refinance our indebtedness in order to avoid selling investments at maturity of any of our debt investments, at which time such sales may be at prices that are disadvantageous to us, which could materially damage our business. In addition, future market conditions may affect our ability to renew or refinance our Truist Credit Facility, our 2026 Notes, our 2026 Notes-2 and our SBA debentures on terms as favorable as those in our existing indebtedness. If we fail to extend or refinance the indebtedness by the time it becomes due and payable, holders of the debt and/or the administrative agent may elect to exercise various remedies, including the sale of all or a portion of the collateral securing such indebtedness, subject to certain restrictions, any of which could have a material adverse effect on our business, financial condition and results of operations. The illiquidity of our investments may make it difficult for us to sell such investments. If we are required to sell our investments on short-term notice, we may not receive the value that we have recorded for such investments, and this could materially affect our results of operations.

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

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may come into effect. Accordingly, any change in law and regulations, changes in administration or control U.S. Congress, changes in interpretations, or newly enacted laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. See "Business—Regulation" for more information.

Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial conditions and result of operations. We may experience fluctuations in our quarterly results.

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

Our investment in PSLF, our unconsolidated joint venture with Pantheon, is not a qualifying asset under Section 55(a) of the 1940 Act. From time to time prior to making additional investments into PSLF, PTSF II or any future joint venture, we may increase our holdings of U.S. treasury securities, cash or cash equivalents (through borrowing or otherwise) so that such investments do not result in less than 70% of our assets being invested in qualifying assets.

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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk, counterparty risk, operational and legal risk and other risks similar to those associated with the use of leverage.

The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for the Company and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, the Company could lose the entire amount of its investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Under SEC Rule 18f-4 under the 1940 Act ("Rule 18f-4"), related to use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, the Company is permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provision of the 1940 Act if its complies with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a "limited derivatives users" exception. Rule 18f-4 also permits the Company to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if the Company aggregates the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, the Company is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) the Company intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the "Delayed-Settlement Securities Provision"). The Company may otherwise engage in such transaction as a "derivatives transaction" for purposes of compliance with the rule. Furthermore, the Company is permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if the Company reasonably believes, at the time it enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. The Company cannot predict the effects of these requirements

The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s Investors.

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

Shares of BDCs may trade at a market price that is less than the NAV that is attributable to those shares. Our shares have traded above and below our NAV. Our shares closed on The New York Stock Exchange at $6.58 and $5.46 on September 30, 2023 and 2022, respectively. Our NAV per share was $7.70 and $8.98, respectively, as of the same dates. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV in the future.

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
any loss of our BDC or RIC status;
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
•
loss of a major funding source.

Since our initial listing on The Nasdaq Global Select Market to our voluntarily withdrawal of the principal listing of common shares from the Nasdaq Stock Market LLC effective at market close on April 13, 2022 and subsequent listing and trading of the Company's common stock on the New York Stock Exchange, which commenced April 14, 2022, our shares of common stock have traded at a wide range of prices. We can offer no assurance that our shares of common stock will not display similar volatility in future periods.

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

The 2026 Notes and the 2026-2 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2026 Notes and the 2026-2 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2026 Notes and the 2026-2 Notes. As of September 30, 2023, we had $212.4 million in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. The indebtedness under the Truist Credit Facility is therefore effectively senior in right of payment to our 2026 Notes and our 2026-2 Notes to the extent of the value of such assets.

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

We and our portfolio companies may maintain cash balances at financial institutions and exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.

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

Any public health emergency, any outbreak of existing or new diseases, and the resulting financial and economic market uncertainty could have a significant adverse impact on us.

The extent of the impact of any public health emergency, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, investor liquidity and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or halted, as a result of government quarantine measures, restrictions on travel and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Any public health emergency any outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

As of September 30, 2023, we did not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Investment Adviser and Administrator are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

On April 4, 2007, we closed our initial public offering. On April 14, 2022, listing and trading of the Company’s common stock commenced on the New York Stock Exchange after the Company voluntarily withdrew the principal listing of its common stock from the Nasdaq Stock Market effective at market close on April 13, 2022. Our common stock trades on the New York Stock Exchange under the symbol “PNNT”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for each full quarterly period within the fiscal years ended September 30, 2023 and 2022.

		Closing Sale Prices		Premium / (Discount) of High Sale	Premium / (Discount) of Low Sale	Distributions
Period	NAV (1)	High	Low	Price to NAV (2)	Price to NAV (2)	Declared
Year Ended September 30, 2023
Fourth quarter	$7.70	$6.92	$5.95	(10)%	(23)%	$0.21
Third quarter	$7.72	$6.00	$4.76	(22)%	(38)%	$0.20
Second quarter	$7.60	$6.25	$4.99	(18)%	(34)%	$0.19
First quarter	$7.71	$6.30	$5.45	(18)%	(29)%	$0.17
Year Ended September 30, 2022
Fourth quarter	$8.98	$6.67	$5.46	(26)%	(39)%	$0.15
Third quarter	$9.65	$7.98	$6.00	(17)%	(38)%	$0.15
Second quarter	$10.05	$7.85	$6.66	(22)%	(34)%	$0.14
First quarter	$10.11	$7.18	$6.49	(29)%	(36)%	$0.12

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)
Calculated as the respective high or low closing sales price less NAV per share, divided by the quarter-end NAV per share.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. During the periods covered in the above table, our shares have traded below our NAV. Our shares closed on the New York Stock Exchange at $6.58 and $5.46 as of September 30, 2023 and 2022, respectively. Our NAV per share was $7.70 and $8.98 as of September 30, 2023 and 2022, respectively. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future. As of September 30, 2023, we had seven stockholders of record.

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the year ended September 30, 2023.

Issuer Purchases of Equity Securities

During the year ended September 30, 2023, we did not make any repurchase of our common shares. On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. Repurchases of our common stock under our share repurchase program were as follows:

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

DISTRIBUTIONS

We intend to continue making distributions to our stockholders. The timing and amount of our distributions, if any, is determined by our board of directors. Any distributions to our stockholders are declared out of assets legally available for distribution. We monitor available net taxable investment income to determine if a tax return of capital may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our common stockholders.

In January 2024, a Form 1099-DIV will be sent to stockholders subject to information reporting that will state the amount and composition of distributions and provide information with respect to appropriate tax treatment of our distributions.

The tax characteristics of distributions declared, in accordance with Section 19(a) of the 1940 Act, during the years ended September 30, 2023 and 2022 from ordinary income (including short-term gains), if any, totaled $49.6 million and $36.6 million, or $0.76 and $0.56 per share, respectively, based on the weighted average shares outstanding for the respective years. Additionally, for both years ended September 30, 2023 and 2022, we did not pay any distribution from long-term capital gains.

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

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index (the "S&P Index") and the Russell 2000 Financial Services Index, for the last five fiscal years. The graph assumes that, on September 30, 2018, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

PNNT
S&P 500
Russell 2000
$220
$190
$160
$130
$100
$70
$40
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23

The graph and other information furnished under this Part II Item 5 of this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Fees and Expenses

The following table is being provided to update, as of September 30, 2023, certain information in our registration statement on Form N-2 (File No. 333-263564), most recently declared effective by the SEC on April 28, 2022. The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference is made to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder expenses (as a percentage of offering price)	—
Estimated annual expenses (as a percentage of average net assets attributable to common shares)(4)
Management fees	3.17	(5)
Incentive fees	2.66	(6)
Interest on borrowed funds	7.54	(7)
Acquired fund fees and expenses	8.12	(8)
Other expenses	1.91	(9)
Total estimated annual expenses	23.40%	(10)

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
(4)
Net assets attributable to common shares equals average net assets as of September 30, 2023.
(5)
The contractual management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets up to 200% of the Company’s total net assets as of the immediately preceding quarter-end and 1.00% for amounts that exceed such amount on September 30, 2023. See “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(6)
The portion of incentive fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the fiscal year ended September 30, 2023 . Such incentive fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive fees in respect of net investment income do not include incentive fees in respect of net capital gains. The portion of our incentive fee paid in respect of net capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and equals 17.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For purposes of this chart and our Consolidated Financial Statements, our incentive fees on capital gains are calculated in accordance with GAAP. As we cannot predict our future net investment income or capital gains, the incentive fee paid in future periods, if any, may be substantially different than the fee earned during the fiscal year ended September 30, 2023. For more detailed information about the incentive fee, please see “Business—Investment Management Agreement” and “Business—Management Fees” for more information.
(7)
As of September 30, 2023, we had $262.6 million of unused borrowing capacity, subject to maintenance of the applicable total assets to debt ratio, under the 1940 Act. As of such date, we had $212.4 million in borrowings outstanding under our $475.0 million Truist Credit Facility, $150.0 million in aggregate principal of 2026 Notes and $165.0 million in aggregate principal of 2026-2 Notes. As of September 30, 2023, we repaid the remaining $20.0 million SBA debentures that are non-recourse to us and may be prepaid at any time without penalty. We may use proceeds of any offering of securities under any applicable registration statement to repay outstanding obligations under our Truist Credit Facility. After completing any such offering, we may continue to borrow under our Truist Credit Facility to finance our investment objectives. Annual interest expense on borrowed funds represents actual interest expense incurred for the fiscal year ended September 30, 2023 and amendment costs and make-whole premiums, if any, and we caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(8)
Our stockholders indirectly bear 60.5% of the expenses of our investment in PSLF. No management fee is charged by PennantPark Investment Advisers in connection with PSLF. PSLF pays the Administrator an annual fee of 0.25% of average gross assets under management. For this chart, PSLF fees and operating expenses are based on our share of the actual fees and operating expenses of PSLF for the fiscal year ended September 30, 2023. Expenses for PSLF may fluctuate over time and may be substantially higher or lower in the future.

Our stockholders indirectly bear 23.1% of the expenses of our investment in PTSF II. A management fee equal to 0.50% per annum of the gross assets of PTSF II and its subsidiaries is charged by PennantPark Investment Advisers in connection with PTSF II. For this chart, PTSF II fees and operating expenses are based on our share of the actual fees and operating expenses of PTSF II for the fiscal year ended September 30, 2023. Expenses for PTSF II may fluctuate over time and may be substantially higher or lower in the future.

(9)
“Other expenses” includes our general and administrative expenses, professional fees, directors’ fees, insurance costs, taxes, expenses of our dividend reinvestment plan and the expenses of the Investment Adviser reimbursable under our Investment Management Agreement and of the Administrator reimbursable under our Administration Agreement.
(10)
“Total estimated annual expenses” as a percentage of average net assets attributable to common shares, to the extent we borrow money to make investments, are higher than the total estimated annual expenses percentage would be for a company that is not leveraged. We may borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total estimated annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness) rather than total assets, which include assets that have been funded with borrowed money. If the “Total estimated annual expenses” percentage were calculated instead as a percentage of total assets, our “Total estimated annual expenses” would be 10.2% of average total assets.

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

You would pay the following expenses on a $1,000 common stock investment	1 Years	3 Years	5 Years	10 Years
Assuming a 5% annual return (assumes no return from net realized capital gains or net
unrealized capital appreciation)	$219	$506	$709	$995
Assuming a 5% annual return (assumes return only from realized capital gains and thus
subject to the capital gains incentive fee)	$227	$521	$724	$999

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
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
•
the impact of the ongoing invasion of Ukraine by Russia, and other world economic and political issues; and
•
the inability to develop and maintain effective internal control over financial reporting.

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

SBIC II, our wholly-owned subsidiary, was organized as a Delaware limited partnership in 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act. SBIC II’s objectives were to generate both current income and capital appreciation through debt and equity investments generally by investing with us in SBA eligible businesses that meet the investment selection criteria used by PennantPark Investment. We have repaid all outstanding debentures in connection with SBIC II, have surrendered our SBA license and filed a certificates of termination.

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, had provided similar services to SBIC II under its investment management agreement. SBIC II’s investment management agreement has no effect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. PennantPark Investment, through the Administrator, has provided similar services to SBIC II under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

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

expenses incurred by the Investment Adviser in performing due diligence and reviews of investments; including expenses incurred by the Investment Adviser payable to third parties (including agents and consultants) in monitoring financial and legal affairs for the Company and in monitoring the Company's investments;
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

Restatement of Previously Issued Financial Statement

During the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company's affiliates - PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. The impact of the error correction is reflected in a $2.1 million increase in cash and cash equivalents and offsetting increase in due to affiliates on the consolidated statements of assets and liabilities as of September 30, 2022 and an increase in due to affiliates within operating activities on the consolidated statement of cash flows totaling $2.1 million for the year ended September 30, 2022. There was no impact to the statements of cash flows for the year ended September 30, 2021. There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of September 30, 2022. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations for the years ended September 30, 2022 and 2021. The corrections were reported in the year ended September 30, 2023.

As a result of the error in the classification and presentation of cash described above, we conducted an analysis to determine whether incentive-based compensation was erroneously awarded, thereby necessitating recovery under the Clawback Policy we adopted effective December 1, 2023. Because we do not pay or otherwise award incentive-based compensation too the Company's executives, we concluded that error did not result in erroneously-awarded incentive-based compensation, and therefore no compensation recovery is required.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2023, our portfolio totaled $1,101.7 million and consisted of $527.7 million or 48% of first lien secured debt, $99.8 million or 9% of U.S. Government Securities, $80.4 million or 7% of second lien secured debt, $156.2 million or 14% of subordinated debt (including $102.3 million or 9% in PSLF) and $237.6 million or 22% of preferred and common equity (including $62.1 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 95% variable-rate investments and 5% fixed-rate investments. As of September 30, 2023, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $(16.3) million as of September 30, 2023. Our overall portfolio consisted of 129 companies with an average investment size of $7.8 million, had a weighted average yield on interest bearing debt investments of 13.0%.

As of September 30, 2022, our portfolio totaled $1,226.3 million and consisted of $631.0 million or 51% of first lien secured debt, $129.9 million or 11% of second lien secured debt, $141.3 million or 12% of subordinated debt (including $88.0 million or 7% in PSLF) and $324.1 million or 26% of preferred and common equity (including $51.1 million or 4% in PSLF). Our interest bearing debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of September 30, 2022, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $(75.7) million as of September 30, 2022. Our overall portfolio consisted of 123 companies with an average investment size of $10.0 million, had a weighted average yield on interest bearing debt investments of 10.8%.

For the year ended September 30, 2023, we invested $275.4 million of investments in 17 new and 69 existing portfolio companies with a weighted average yield on debt investments of 12.0%. Sales and repayments of investments for the same period totaled $418.6 million (excluding U.S. Government Securities).

For the year ended September 30, 2022, we invested $933.8 million of investments in 40 new and 122 existing portfolio companies with a weighted average yield on debt investments of 8.4%. Sales and repayments of investments for the same period totaled $911.6 million.

PennantPark Senior Loan Fund, LLC

As of September 30, 2023, PSLF’s portfolio totaled $804.2 million, consisted of 90 companies with an average investment size of $8.9 million and had a weighted average yield interest bearing debt investments of 12.1%. As of September 30, 2023, all of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2023, PSLF invested $176.2 million (of which $127.8 million was purchased from the Company) in 21 new and 23 existing portfolio companies with a weighted average yield on debt investments of 11.8%. PSLF’s sales and repayments of investments for the same period totaled $106.6 million.

As of September 30, 2022, PSLF’s portfolio totaled $730.1 million, consisted of 80 companies with an average investment size of $9.1 million and had a weighted average yield on debt investments of 9.4%. As of September 30, 2022, all of the investments held by PSLF were first lien secured debt. For the year ended September 30, 2022, PSLF invested $431.2 million (of which $395.3 million was purchased from the Company) in 39 new and 28 existing portfolio companies with a weighted average yield on debt investments of 7.8%. PSLF’s sales and repayments of investments for the same period totaled $100.5 million.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, our Truist Credit Facility, 2026 Notes and 2026-2 Notes are classified as Level 3. Our 2024 Notes are classified as Level 1, as they were valued using the closing price from the primary exchange. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, 2026-2 Notes and our Truist Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $5.1 million, and zero relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2023, 2022 and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets, and Liabilities and changes in fair value of the Truist Credit Facility are reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, 2026 Notes, and 2026 Notes-2.

For the years ended September 30, 2023, 2022, and 2021 the Truist Credit Facility had a net change in unrealized depreciation (appreciation) of $(3.8) million, $7.5 million and $(17.8) million, respectively. As of September 30, 2023 and 2022, the net unrealized depreciation on our Truist Credit Facility totaled $5.5 million and $9.2 million. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the years ended September 30, 2023, 2022 and 2021, we recorded a provision for taxes on net investment income of $4.3 million, $0.8 million and $0.6 million, respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PNNT Investment Holdings, LLC, a wholly-owned subsidiary of the Company) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the years ended September 30, 2023, 2022 and 2021 the Company recognized a provision for taxes of $5.0 million, $6.2 million, and zero respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2023, 2022, and 2021 the Company recognized a provision for taxes of $(1.6) million, $0.9 million and zero, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during the fiscal year and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains.

During the year ended September 30, 2023, 2022 and 2021 the Company paid zero, $4.0 million, and zero respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of $3.3 million as of September 30, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

The Taxable Subsidiary, which is subject to tax as a corporation, allows us to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating our ability to qualify as a RIC under the Code.

RESULTS OF OPERATIONS

Set forth below are the results of operations for the years ended September 30, 2023 and 2022. For information regarding results of operations for the year ended September 30, 2021, see the Company's Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 17, 2022.

Investment Income

Investment income for the year ended September 30, 2023 was $145.4 million and was attributable to $97.2 million from first lien secured debt, $13.8 million from second lien secured debt and $4.7 million from subordinated debt and $29.7 from preferred and common equity. The increase in investment income compared to the same periods in the prior year was primarily due to an increase in SOFR base rates.

Investment income for the year ended September 30, 2022 was $105.0 million and was attributable to $74.4 million from first lien secured debt, $17.0 million from second lien secured debt and $3.7 million from subordinated debt and $9.9 million from preferred and common equity.

Expenses

Net expenses for the year ended September 30, 2023 totaled $79.8 million. Base management fee for the same period totaled $16.5 million, incentive fee totaled $13.9 million, debt related interest and other financing expenses totaled $39.4 million and general and administrative expenses totaled $5.7 million and provision for taxes and totaled $4.3 million. The increase in expenses over the prior year was primarily due to an increase in debt related interest and other financing expenses and an increase in incentive fees.

Net expenses for the year ended September 30, 2022 totaled $61.0 million. Base management fee for the same period totaled $19.8 million, incentive fee totaled $2.7 million, debt related interest and other financing expenses totaled $33.8 million (including one-time debt related costs of $5.1 million) and general and administrative expenses totaled $3.9 million.

Net Investment Income

For the years ended September 30, 2023 and 2022 net investment income totaled $65.5 million, or $1.00 per share, and $43.9 million, or $0.66 per share, respectively. The increase in net investment income per share compared to the prior year was primarily due to an increase in investment income.

Net Realized Gains or Losses

For the years ended September 30, 2023 and 2022 net realized gain (loss) totaled $(156.8) million and $34.8 million, respectively. The change in realized gains/losses was primarily due to changes in market conditions of our investments and the values at which they were realized, primarily due to the realization of RAM Energy Holdings LLC, and the fluctuations in the market and in the economy, as discussed above under “Forward-Looking Statements".

Unrealized Appreciation or Depreciation on Investments and Debt

For the years ended September 30, 2023 and 2022, we reported net unrealized appreciation (depreciation) on investments of $59.6 million and $(110.0) million, respectively. As of September 30, 2023 and 2022, our net unrealized appreciation (depreciation) on investments totaled $(16.3) million and $(75.7) million, respectively. The net change in unrealized appreciation/depreciation on our investments for the year ended September 30, 2023 compared to the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized, as well as due to the realization of RAM Energy Holdings LLC and the fluctuation in the market and in the economy, as discussed above under the “Forward-Looking Statements” section above.

For the years ended September 30, 2023 and 2022, we reported a net unrealized appreciation (depreciation) in our Truist Credit Facility of $(3.8) million and $7.5 million, respectively. As of September 30, 2023 and 2022, our net unrealized appreciation (depreciation) on our Truist Credit Facility totaled $5.5 million and $9.2 million, respectively. The net change in unrealized depreciation for the year ended September 30, 2023 compared to the prior year was primarily due to changes in the capital markets, as further discussed above under “Forward-Looking Statements”.

Net Change in Net Assets Resulting From Operations

Net change in net assets resulting from operations totaled $(33.8) million, or $(0.52) per share, and $(24.7) million, or $(0.37) per share, for the years ended September 30, 2023 and 2022, respectively. The decrease in net assets from operations for the year ended September 30, 2023 compared to the prior year was primarily due to depreciation of the portfolio primarily driven by changes in market conditions, as discussed above under “Forward-Looking Statements”.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from proceeds of securities offerings, debt capital and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. As of September 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the “Forward-Looking Statements” section above.

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

As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 195% and 186%, respectively.

The annualized weighted average cost of debt for the years ended September 30, 2023 and 2022, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, was 6.0% and 4.8%, respectively.

As of September 30, 2023, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2023 and 2022, we had $212.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 5.3%, respectively, exclusive of the fee on undrawn commitments, as of September 30, 2023 and 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million of commitment and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of September 30, 2023 and 2022, we had $262.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2023, we were in compliance with the terms of the Truist Credit Facility.

As of September 30, 2023, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly at a rate of 5.5% per year.

As of September 30, 2023, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of September 30, 2023, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026,and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, and 2026 Notes-2. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as stock repurchase program.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023, the administrative services necessary to conduct our day-to-day operations. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

SBIC II was previously able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero and $20.0 million, as of September 30, 2023 and 2022, respectively. The SBA debentures were non-recourse to us and could be prepaid at any time without penalty. We repaid the remaining $20.0 million SBA debentures during the nine months ended June 30, 2023. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulation, an SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of September 30, 2023 and 2022, SBIC II had zero and $20.0 million in debt commitments, respectively, all of which was drawn as of September 30, 2022. We repaid the remaining $20.0 million SBA debentures during the nine months ended June 30, 2023. As of September 30, 2023 and 2022, the unamortized fees on the SBA debentures were zero and $0.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows:

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	20,000,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program was designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II was historically subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and are subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting).

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of September 30, 2023 and 2022, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of September 30, 2023 and 2022, we had cash and cash equivalents of $38.8 million and $54.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allow us to effectively operate our business.

Our operating activities provided cash of $222.9 million for the year ended September 30, 2023, and our financing activities used cash of $239.2 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities used cash primarily from repayments under our Truist Credit Facility.

Our operating activities used cash of $17.3 million for the year ended September 30, 2022, and our financing activities provided cash of $52.0 million for the same period. Our operating activities used cash primarily for our investment activities and our financing activities provided cash primarily from the issuance of our 2026-2 Notes and net repayments under our Truist Credit Facility and repayment of our SBA debentures.

For more information regarding our borrowing arrangements, see “Business—Leverage” above.

Senior Securities

Information about our senior securities is shown in the following table as of September 30, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014. The report of RSM US LLP, an independent registered public accounting firm, on the Senior Securities table as of September 30, 2023, is attached as an exhibit to this Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2), (3)	Average Market Value Per Unit
Truist Credit Facility
Fiscal 2023	$212,420	$1,952	N/A
Fiscal 2022	385,920	1,855	N/A
Fiscal 2021	316,545	2,208	N/A
Fiscal 2020	388,252	2,078	N/A
Fiscal 2019	301,636	2,066	N/A
Fiscal 2018	80,520	2,919	N/A
Fiscal 2017	79,393	2,998	N/A
Fiscal 2016	50,340	2,794	N/A
Fiscal 2015	136,864	2,586	N/A
Fiscal 2014	55,226	3,215	N/A
BNP Credit Facility
Fiscal 2019	171,000	2,066	N/A
2019 Notes
Fiscal 2018	250,000	2,919	N/A
Fiscal 2017	250,000	2,998	N/A
Fiscal 2016	250,000	2,794	N/A
Fiscal 2015	250,000	2,586	N/A
Fiscal 2014	250,000	3,215	N/A
2024 Notes
Fiscal 2021	86,250	2,208	$25.14	(4)
Fiscal 2020	86,250	2,078	23.47	(4)
Fiscal 2019	75,000	2,066	24.87	(4)
2025 Notes
Fiscal 2016	71,250	2,794	24.68	(5)
Fiscal 2015	71,250	2,586	25.13	(5)
Fiscal 2014	71,250	3,215	24.51	(5)
Fiscal 2013	71,250	4,205	24.79	(5)
2026 Notes
Fiscal 2023	150,000	1,952	N/A
Fiscal 2022	150,000	1,855	N/A
Fiscal 2021	150,000	2,208	N/A
2026-2 Notes
Fiscal 2023	165,000	1,952	N/A
Fiscal 2022	165,000	1,855	N/A

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

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2023 and 2022 PSLF had total assets of $872.8 million and $781.3 million, respectively. PSLF’s portfolio consisted of debt investments in 90 and 80 portfolio companies as of September 30, 2023 and 2022, respectively. As of the same dates, we and Pantheon had remaining commitments to fund first lien secured debt of $22.4 million and $46.1 million, respectively, and equity interests of $14.5 million and $29.9 million, respectively, in PSLF. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. As of September 30, 2022 at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2023 and 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2023 and 2022, our investment in PSLF consisted of subordinated notes of $102.3 million and $88.0 million, respectively, and equity interests of $58.6 million and $51.1 million, respectively.

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

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $325 million (increased from $225.0 million on September 2, 2022) senior secured revolving credit facility which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period, or the PSLF Credit Facility, with BNP Paribas, subject to leverage and borrowing base restrictions.

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

On July 26, 2023, CLO VII completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of September 30, 2023 there was $246.0 million of external 2035 Asset-Backed Debt and there was $2.3 million of un-amortized financing costs. As of September 30, 2023 the weighted average interest rate was 8.6%.

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2023	September 30, 2022
Total investments	$804,187	$730,108
Weighted average cost yield on income producing investments	12.1%	9.4%
Number of portfolio companies in PSLF	90	80
Largest portfolio company investment at fair value	$19,737	$19,906
Total of five largest portfolio company investments at fair value	$97,526	$98,502

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	05/07/26	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.79%	SOFR+675	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	12.04%	SOFR+650	14,354	14,319	14,103
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.22%	SOFR+575	10,882	10,847	10,665
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/26	Environmental Services	11.51%	SOFR+575	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan (3)	12/29/26	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	11.79%	SOFR+625	17,823	17,588	17,556
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.50%	SOFR+600	9,683	9,683	9,683
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.67%	SOFR+525	893	836	841
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	08/20/26	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.90%	SOFR+575	2,575	2,550	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.24%	SOFR+575	10,882	10,834	10,882
DRI Holding Inc.	12/21/28	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	01/17/24	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	03/15/27	Business Services	11.17%	SOFR+575	9,750	9,637	9,555
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.43%	SOFR+700	4,373	4,291	4,307
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+650	7,027	7,008	6,676
Graffiti Buyer, Inc.	08/10/27	Distribution	10.99%	SOFR+575	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.32%	SOFR+600	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/26	Business Services	11.79%	SOFR+600	15,140	14,974	15,110
HW Holdco, LLC	12/10/24	Media	11.70%	SOFR+625	14,250	14,171	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.72%	SOFR+550	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/01/26	Media	11.17%	SOFR+575	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.57%	SOFR+575	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	13.42%	SOFR+800	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+565	4,658	4,631	4,603
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.67%	SOFR+575	12,218	12,056	12,096
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.77%	SOFR+665	6,318	6,206	6,192
MAG DS Corp.	04/01/27	Aerospace and Defense	10.99%	SOFR+550	7,601	7,153	7,202
Magenta Buyer, LLC	07/31/28	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	05/14/26	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	04/16/27	Telecommunications	11.22%	SOFR+575	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/01/27	Distribution	11.04%	SOFR+550	5,975	5,860	5,843
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	05/09/29	Financial Services	11.97%	SOFR+660	8,020	7,910	8,020
One Stop Mailing, LLC	05/07/27	Transportation	11.68%	SOFR+625	8,470	8,311	8,470
Owl Acquisition, LLC	02/04/28	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.90%	SOFR+725	4,378	4,343	4,301
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	11,267	11,244
PL Acquisitionco, LLC	11/09/27	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	05/08/26	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.74%	SOFR+625	3,314	3,267	3,264
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.22%	SOFR+550	5,603	5,603	5,603

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Reception Purchaser, LLC	04/28/28	Transportation	11.54%	SOFR+600	5,000	$4,937	$4,800
Recteq, LLC	01/29/26	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	11.13%	SOFR+550	14,389	14,332	12,591
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	10.54%	SOFR+575	3,176	3,162	3,131
Riverside Assessments, LLC	03/10/25	Education	11.29%	SOFR+625	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692
Sales Benchmark Index LLC	01/03/25	Business Services	11.59%	SOFR+600	6,859	6,815	6,825
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	07/17/25	Communications	12.37%	SOFR+700	9,239	9,206	9,202
SpendMend Holdings, LLC	03/01/28	Business Services	11.04%	SOFR+575	9,607	9,352	9,396
STV Group Incorporated	12/11/26	Transportation	10.67%	SOFR+525	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	07/18/25	Financial Services	10.67%	SOFR+525	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/25	Aerospace and Defense	12.04%	SOFR+650	11,095	11,008	10,929
The Bluebird Group LLC	07/27/26	Business Services	12.79%	SOFR+725	7,855	7,872	7,823
The Vertex Companies, LLC	08/31/27	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	06/06/25	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	02/27/26	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	03/01/24	Business Services	12.67%	SOFR+725	19,682	19,582	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618

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

(3)
Represents the puchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This secuirty does not earn a basis point spread above an index while it is unfunded.

Below is a listing of PSLF’s individual investments as of:September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,868	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,608	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,339
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/26	Aerospace and Defense			143	—	—
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	$15,785	$15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,499

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 48.5%
BlackRock Federal FD Institutional 30						40,945	40,945
Total Cash and Cash Equivalents						40,945	40,945
Total Investments and Cash Equivalents - 912.9%						$779,164	$771,053
Liabilities in Excess of Other Assets — (812.9)%							(686,591)
Members' Equity—100.0%							$84,462

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

(3)
Represents the puchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This secuirty does not earn a basis point spread above an index while it is unfunded.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2023	September 30, 2022
Assets
Investments at fair value (amortized cost—$810,737 and $738,219, respectively)	$804,187	$730,108
Cash and cash equivalents (cost—$59,096 and $40,945, respectively)	59,096	40,945
Interest receivable	5,248	2,970
Due from affiliate	3,296	2,021
Prepaid expenses and other assets	936	1,373
Receivable for investments sold	—	3,870
Total assets	872,763	781,287
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,284	243,896
2035 Asset-backed debt, net (par—$246,000)	243,727	—
Notes payable to members	169,131	145,472
Credit facility payable	88,600	257,600
Interest payable on credit facility and asset backed debt	10,421	4,676
Distribution payable to members	7,250	4,000
Interest payable on notes to members	3,895	2,703
Payable for investments purchased	2,002	37,658
Accounts payable and accrued expenses	835	820
Total liabilities	770,145	696,825
Commitments and contingencies
Members' equity	102,618	84,462
Total liabilities and members' equity	$872,763	$781,287

* As of September 30, 2023 and 2022, PSLF had $0.5 million and zero million unfunded commitments to fund investments, respectively.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Year Ended September 30,
	2023	2022
Investment income:
Interest	$88,280	$37,905
Other income	1,410	246
Total investment income	89,690	38,151
Expenses:
Interest expense on credit facility and asset-backed debt	37,977	11,023
Interest expense on notes to members	20,858	11,692
Administration fees	2,282	1,171
General and administrative expenses	835	447
Total expenses	61,952	24,333
Net investment income	27,738	13,818
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(498)	376
Net change in unrealized appreciation (depreciation) on investments	1,575	(8,334)
Net realized and unrealized gain (loss) on investments	1,077	(7,958)
Net increase (decrease) in members' equity resulting from operations	$28,815	$5,860

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

During the years ended September 30, 2023 and 2022, we declared distributions of $0.76 per share and $0.56 per share, respectively, for total distributions of $49.6 million and $36.6 million. We monitor available net income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

We intend to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through September 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2023, the effect of which was not material to the consolidated financial statements and the notes thereo.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, our debt portfolio consisted of 95% variable-rate investments and 5% fixed-rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,373)	$(0.08)
Up 1%	5,373	0.08
Up 2%	10,746	0.16
Up 3%	16,120	0.25
Up 4%	$21,497	$0.33

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of PennantPark Investment Corporation (except where the context suggests otherwise, the terms “we,” “us,” “our” and “PennantPark Investment” refer to PennantPark Investment Corporation and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2023. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of PennantPark Investment’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 Internal Control—Integrated Framework. Based on such assessment management has determined that, as of September 30, 2023, we do not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness was identified in our internal control over financial reporting relating to procedures involving the operation of controls related to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. As a result of the material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements included inn this Annual Report on Form 10-Kk did not result in any material misstatements for the periods presented, other than the restatement discussed in Note 2 of the financial statements. If the material weakness are not remediated there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate these material weaknesses. Our internal control remediation efforts include the following:

•
Enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively;
•
Enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively; and

•
Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment;

•
We believe our planned actions to enhance our processes and controls will address these material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

PennantPark Investment's independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of September 30, 2023. This report appears on page 62.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited PennantPark Investment Corporation and its Subsidiaries' (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated December 7, 2023 expressed an unqualified opinion on those consolidated financial statements and included an emphasis of matter paragraph regarding the information presented in the financial statements for the year ended September 30, 2022, that have been restated to reclassify certain amounts presented therein.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Material weaknesses were identified in the operation of controls related to the Company’s quarterly review of cash and investment par value and quantity reconciliations, the review of interest income earned, and the review of the non-accrual classification of investments. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements for the year ended September 30, 2023, and this report does not affect our report dated December 7, 2023 on those financial statements.

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

December 7, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PennantPark Investment Corporation and its Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated December 7, 2023 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the 2022 financial statements have been restated to reclassify certain amounts presented within.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2023 and 2022 by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Level 3 Fair Value Measurements

The fair value of the Company’s investments valued using Level 3 fair value measurements was approximately $927.3 million as of September 30, 2023. The fair value of the Company’s financial instruments classified as liabilities valued using Level 3 fair value measurements was approximately $206.9 million as of September 30, 2023. As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s investment portfolio generally consists of illiquid securities, including debt and equity investments, which were acquired directly from the issuer. Such investments include first lien secured debt, second lien secured debt, subordinated debt and equity investments. Additionally, the Company has elected to apply the fair value option to certain financial instruments classified as liabilities. The inputs into the determination of fair value required significant management judgment or estimation.

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
•
With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. For a sample of investments, we evaluated both the reasonableness of the significant unobservable inputs and the reasonableness of any significant changes in significant unobservable inputs from prior periods, when applicable, by comparing the unobservable inputs to external sources, including, but not limited to:

o
Historical operating results of the investee.
o
Available market data for comparable companies.
o
Subsequent events and transactions, where available.
•
We tested both the source information used to determine the unobservable input and the mathematical accuracy of the calculation used to compute the unobservable input for a sample of investments.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York

December 7, 2023

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share data)

	September 30, 2023	September 30, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$816,754 and $882,513, respectively)	$830,808	$932,155
Non-controlled, affiliated investments (amortized cost—$55,787 and $37,612, respectively)	54,771	34,760
Controlled, affiliated investments (amortized cost—$245,386 and $381,904, respectively)	216,068	259,386
Total investments (amortized cost—$1,117,927 and $1,302,029, respectively)	1,101,647	1,226,301
Cash and cash equivalents (cost—$38,784 and $54,953, respectively)	38,775	54,775
Interest receivable	6,820	3,593
Receivable for investments sold	—	29,494
Distribution receivable	5,079	2,420
Prepaid expenses and other assets	4,656	4,036
Total assets	1,156,977	1,320,619
Liabilities
Due to affiliates	4,099	2,109
Payable for investment purchased	99,949	—
Distributions payable	13,697	9,784
Truist Credit Facility payable, at fair value (cost—$212,420 and $385,920, respectively) (See Notes 5 and 11)	206,940	376,687
2026 Notes payable, net (par— $150,000) (See Notes 5 and 11)	147,669	146,767
2026 Notes-2 payable, net (par— $165,000) (See Notes 5 and 11)	162,226	161,373
SBA debentures payable, net (par—zero and $20,000, respectively) (See Notes 5 and 11)	—	19,686
Base management fee payable (See Note 3)	3,915	4,849
Incentive fee payable (See Note 3)	3,310	—
Interest payable on debt	6,231	6,264
Accounts payable and accrued expenses	6,754	6,639
Deferred tax liability	—	896
Total liabilities	654,790	735,054
Commitments and contingencies (See Note 12)
Net assets
Common stock, 65,224,500 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	746,466	748,169
Accumulated deficit	(244,344)	(162,669)
Total net assets	$502,187	$585,565
Total liabilities and net assets	$1,156,977	$1,320,619
Net asset value per share	$7.70	$8.98

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended September 30,
	2023	2022	2021
Investment income:
From non-controlled, non-affiliated investments:
Interest	$93,420	$66,995	$46,018
Payment-in-kind	1,236	4,505	8,567
Dividend income	13,945	—	—
Other income	2,316	8,461	4,137
From non-controlled, affiliated investments:
Interest	73	1,361	457
Payment-in-kind	625	—	—
From controlled, affiliated investments:
Interest	15,425	10,586	9,825
Payment-in-kind	2,596	3,983	6,223
Dividend income	15,730	9,075	6,361
Total investment income	145,366	104,966	81,588
Expenses:
Base management fee (See Note 3)	16,549	19,827	17,335
Incentive fee (See Note 3)	13,901	2,657	575
Interest and expenses on debt (See Note 11)	39,408	28,760	22,507
Administrative services expenses (See Note 3)	1,843	1,000	1,771
General and administrative expenses	3,837	2,892	2,324
Expenses before provision for taxes and financing costs	75,538	55,136	44,512
Provision for taxes on net investment income	4,295	800	600
Credit facility amendment and debt issuance costs (See Notes 5 and 11)	—	5,087	—
Net expenses	79,833	61,023	45,112
Net investment income	65,533	43,943	36,476
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(18,418)	(31,382)	49,729
Non-controlled and controlled, affiliated investments	(133,098)	75,243	(19,708)
Debt extinguishment	(289)	(2,922)	—
Provision for taxes on realized gain on investments	(4,952)	(6,183)	—
Net realized gain (loss) on investments and debt	(156,757)	34,756	30,021
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(35,440)	(182,863)	50,130
Non-controlled and controlled, affiliated investments	95,034	72,819	67,808
Provision for taxes on unrealized appreciation (depreciation) on investments	1,576	(896)	—
Debt appreciation (depreciation) (See Notes 5 and 11)	(3,753)	7,501	(17,818)
Net change in unrealized appreciation (depreciation) on investments and debt	57,417	(103,439)	100,120
Net realized and unrealized gain (loss) from investments and debt	(99,340)	(68,683)	130,141
Net increase (decrease) in net assets resulting from operations	$(33,807)	$(24,740)	$166,617
Net increase (decrease) in net assets resulting from operations per common share (See Note 7)	$(0.52)	$(0.37)	$2.49
Net investment income per common share	$1.00	$0.66	$0.54

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share and per share data)

	Years Ended September 30,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations:
Net investment income	$65,533	$43,943	$36,476
Net realized gain (loss) on investments and debt	(151,805)	40,939	30,021
Net change in unrealized appreciation (depreciation) on investments	59,594	(110,044)	117,938
Net change in provision for taxes on realized gain (loss) on investments	(4,952)	(6,183)	—
Net change in provision for taxes on change in unrealized appreciation (depreciation) on investments	1,576	(896)	—
Net change in unrealized (appreciation) depreciation on debt	(3,753)	7,501	(17,818)
Net increase (decrease) in net assets resulting from operations	(33,807)	(24,740)	166,617
Distributions to stockholders:
Distribution of net investment income	(49,571)	(36,590)	(32,182)
Total distributios to stockholders	(49,571)	(36,590)	(32,182)
Capital transactions:
Repurchase of common stock (See Note 14)	—	(13,249)	—
Net increase (decrease) in net assets	(83,378)	(74,579)	134,435
Net assets:
Beginning of year	585,565	660,144	525,709
End of year	$502,187	$585,565	$660,144
Capital share activity:
Shares of common stock repurchased	—	1,820,605	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STEATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Years Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(33,807)	$(24,740)	$166,617
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(59,594)	110,044	(117,937)
Net change in unrealized depreciation on debt	3,753	(7,501)	17,818
Net realized (gain) loss on investments	151,516	(43,861)	(30,021)
Debt extinguishment realized loss	289	2,922	—
Net accretion of discount and amortization of premium	(6,792)	(5,505)	(3,525)
Purchases of investments	(375,176)	(933,780)	(441,365)
Payment-in-kind income	(4,458)	(9,218)	(15,210)
Proceeds from dispositions of investments	418,627	911,643	434,473
Amortization of deferred financing costs	1,780	1,965	2,452
(Increase) or Decrease in:
Interest receivable	(3,227)	1,365	47
Receivables from investments sold	29,494	(16,701)	(12,793)
Distribution receivable	(2,659)	(726)	(300)
Prepaid expenses and other assets	(306)	(4,394)	376
Increase or (Decrease) in:
Due to affiliates	1,990	2,109	—
Payable for investments purchased	99,949	(8,407)	2,946
Interest payable on debt	(33)	1,321	2,920
Base management fee payable, net	(934)	269	211
Incentive fee payable	3,310	(575)	575
Deferred tax liability	(896)	896	—
Accounts payable and accrued expenses	115	5,581	624
Net cash provided by (used in) operating activities	222,941	(17,293)	7,908
Cash flows from financing activities:
Repurchase of common stock	—	(13,249)	—
Distributions paid to stockholders	(45,658)	(34,852)	(32,182)
Net repayments of the 2024 Notes	—	(86,250)	—
Proceeds from 2026 Notes issuance	—	—	145,465
Proceeds from 2026-2 Notes issuance	—	160,519	—
Repayments of SBA debentures	(20,000)	(43,500)	(55,000)
Borrowings under Truist Credit Facility	152,500	860,841	310,312
Repayments under Truist Credit Facility	(326,000)	(791,466)	(382,019)
Net cash provided by (used in) financing activities	(239,158)	52,043	(13,424)
Net increase (decrease) in cash and cash equivalents	(16,217)	34,750	(5,516)
Effect of exchange rate changes on cash	217	(332)	67
Cash and cash equivalents, beginning of year	54,775	20,357	25,806
Cash and cash equivalents, end of year	$38,775	$54,775	$20,357
Supplemental disclosures:
Interest paid	$37,661	$25,473	$17,135
Taxes paid	$5,707	$5,455	$984
Non-cash exchanges and conversions	$18,467	$(99,833)	$16,516

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—165.4% of Net Assets (1), (2)
First Lien Secured Debt—93.2% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.99%	3M SOFR+660	5,144	$5,073	$5,119
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Personal, Food and Miscellaneous Services	—	—	1,788	—	18
A1 Garage Merger Sub, LLC (Revolver) (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	—	(13)
Ad.net Acquisition, LLC (Revolver)	05/07/2026	Media	11.65%	3M SOFR+626	222	222	221
Ad.net Acquisition, LLC (Revolver) (7)	05/07/2026	Media	—	—	222	—	(1)
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	12.04%	3M SOFR+665	1,237	1,223	1,221
Anteriad, LLC (f/k/a MeritDirect, LLC) (Revolver) (7)	05/23/2024	Media	—	—	1,612	—	(28)
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	11.22%	3M SOFR+585	3,023	3,014	2,962
Any Hour Services (Revolver) (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(23)
Apex Service Partners, LLC	07/31/2025	Personal, Food and Miscellaneous Services	10.77%	3M SOFR+525	1,330	1,330	1,327
Apex Service Partners, LLC Term Loan C	07/31/2025	Personal, Food and Miscellaneous Services	10.79%	3M SOFR+525	1,863	1,850	1,859
Apex Service Partners, LLC (Revolver)	07/31/2025	Personal, Food and Miscellaneous Services	10.79%	3M SOFR+525	582	583	581
Apex Service Partners, LLC (Revolver) (7)	07/31/2025	Personal, Food and Miscellaneous Services	—	—	350	—	(1)
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.54%	3M SOFR+615	824	818	808
Applied Technical Services, LLC (Revolver)	12/29/2026	Environmental Services	13.25%	3M SOFR+475	400	400	392
Applied Technical Services, LLC (Revolver) (7)	12/29/2026	Environmental Services	—	—	600	—	(12)
Arcfield Acquisition Corp. (Revolver)	08/03/2029	Aerospace and Defense	11.62%	1M SOFR+615	8,090	7,970	8,009
Arcfield Acquisition Corp. (Revolver) (7)	08/04/2028	Aerospace and Defense	—	—	3,521	—	(35)
Berwick Industrial Park	11/02/2023	Buildings and Real Estate	11.50%	—	4,000	4,030	3,924
Beta Plus Technologies, Inc.	07/01/2029	Business Services	11.14%	3M SOFR+575	4,950	4,869	4,604
BioDerm, Inc. (Revolver)	01/31/2028	Healthcare, Education and Childcare	11.81%	1M SOFR+650	107	107	107
BioDerm, Inc. (Revolver) (7)	01/31/2028	Healthcare, Education and Childcare	—	—	964	—	(5)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	11.79%	3M SOFR+640	1,851	1,833	1,823
Blackhawk Industrial Distribution, Inc.(7)	09/17/2026	Distribution	—	—	3,354	—	(34)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	11.79%	3M SOFR+640	343	343	338
Blackhawk Industrial Distribution, Inc. (Revolver) (7)	09/17/2026	Distribution	—	—	3,089	—	(46)
Broder Bros., Co.	12/04/2025	Consumer Products	11.65%	3M SOFR+626	9,838	9,838	9,838
Cartessa Aesthetics, LLC	06/14/2028	Distribution	11.39%	3M SOFR+600	34,056	33,496	34,056
Cartessa Aesthetics, LLC - (Revolver)	06/14/2028	Distribution	11.39%	3M SOFR+600	1,265	1,265	1,265
Cartessa Aesthetics, LLC - (Revolver) (7)	06/14/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	11.59%	3M SOFR+600	6,592	6,524	6,460
CF512, Inc.(Revolver) (7)	08/20/2026	Media	—	—	909	—	(18)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.94%	3M SOFR+555	949	939	949
Compex Legal Services, Inc. (Revolver)	02/07/2025	Business Services	10.94%	3M SOFR+555	66	66	66
Compex Legal Services, Inc. (Revolver) (7)	02/07/2025	Business Services	—	—	590	—	—
Connatix Buyer, Inc. (Revolver) (7)	07/13/2027	Media	—	—	1,875	—	(66)
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	12.82%	3M SOFR+750	1,990	1,855	2,000
Crane 1 Services, Inc. (Revolver)	08/16/2027	Personal, Food and Miscellaneous Services	10.90%	3M SOFR+551	117	117	116
Crane 1 Services, Inc. (Revolver) (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	175	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	11.23%	3M SOFR+585	8,276	8,190	8,276
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	2,000	—	20
Dr. Squatch, LLC (Revolver) (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.79%	3M SOFR+640	7	7	7
DRS Holdings III, Inc. (Revolver) (7)	11/03/2025	Consumer Products	—	—	1,783	—	(21)
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	11.64%	3M SOFR+625	6,219	6,133	6,125
EDS Buyer, LLC - Unfunded Term Loan	12/22/2028	Aerospace and Defense	—	—	5,625	—	(14)
EDS Buyer, LLC - (Revolver) (7)	12/22/2028	Aerospace and Defense	—	—	1,688	—	(25)
ETE Intermediate II, LLC (Revolver) (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	1,656	—	(28)
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.17%	3M SOFR+585	24,375	24,097	23,888
Exigo Intermediate II, LLC (Revolver) (7)	03/15/2027	Business Services	—	—	1,856	—	(37)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.42%	3M SOFR+710	196	196	193
Five Star Buyer, Inc. - Unfunded Term Loan	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	837	—	(13)
Five Star Buyer, Inc. (Revolver) (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(11)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.98%	3M SOFR+560	613	608	607
Graffiti Buyer, Inc. (7)	12/08/2023	Distribution	—	—	276	—	—
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	11.77%	3M SOFR+560	239	239	237
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	529	—	(5)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	1M SOFR+560	335	335	327
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	415	—	(10)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	6M SOFR+585	1,898	1,868	1,898
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.79%	1M SOFR+625	279	278	279
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	12
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	11.79%	3M SOFR+625	1,200	1,200	1,198
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	50	—	—
HW Holdco, LLC	12/10/2024	Media	11.28%	3M SOFR+640	11,237	11,167	11,069
HW Holdco, LLC (Revolver)	12/10/2024	Media	11.82%	3M SOFR+640	271	271	267
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,116	—	(47)
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(12)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(25)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	12.49%	3M SOFR+715	20,300	20,100	20,300
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.24%	3M SOFR+685	2,089	2,089	2,089
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Personal, Food and Miscellaneous Services	—	—	1,135	—	—
Infinity Home Services Holdco, Inc.(Revolver) (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.17%	1M SOFR+585	1,420	1,416	1,420
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	949	—	10
Integrated Data Services - Term Loan	08/01/2029	Business Services	11.87%	3M SOFR+650	15,467	15,161	15,106
Integrated Data Services - Unfunded Revolver	08/01/2029	Business Services	—	—	2,533	—	(59)
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.41%	3M SOFR+615	9,880	9,839	9,781
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	2,500	—	(13)
Integrity Marketing Acquisition, LLC (Revolver) (7)	08/31/2025	Insurance	—	—	160	—	—
Inventus Power, Inc.	06/30/2025	Electronics	12.93%	1M SOFR+761	13,234	12,998	12,969
Inventus Power, Inc. (Revolver) (7)	06/30/2025	Electronics	—	—	1,729	—	(35)
ITI Holdings, Inc.	03/03/2028	Business Services	11.06%	3M SOFR+615	8,838	8,718	8,661
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	10.70%	1M SOFR+560	1,121	1,121	1,098
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	370	—	(7)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	1M SOFR+810	9,409	9,402	9,409
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.54%	3M SOFR+615	9,173	8,957	9,035
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	4,854	—	(73)
Lash OpCo, LLC	02/18/2027	Consumer Products	11.88%	1M SOFR+700	2,807	2,764	2,779
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	12.15%	1M SOFR+700	1,977	1,977	1,957
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	935	—	(9)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.79%	1M SOFR+640	51	51	51
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.79%	3M SOFR+625	9,085	8,964	8,971
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,933	—	(24)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.67%	1M SOFR+535	2,198	2,187	2,176
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	(12)
LJ Avalon Holdings, LLC	07/31/2024	Environmental Services	11.79%	3M SOFR+640	208	205	204
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Environmental Services	—	—	1,260	—	(6)
LJ Avalon Holdings, LLC (Revolver)(7)	01/31/2030	Environmental Services	—	—	587	—	(12)
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	12.64%	3M SOFR+725	5,625	5,436	5,381
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	12.39%	3M SOFR+700	4,988	4,892	4,913
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Consumer Products	12.39%	3M SOFR+700	347	347	342
Loving Tan Intermediate II, Inc. (Revolver)(7)	05/31/2028	Consumer Products	—	—	284	—	(4)
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.04%	3M SOFR+565	1,835	1,807	1,817
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	1,209	—	(12)
MBS Holdings, Inc. (Revolver)	04/16/2027	Telecommunications	11.17%	1M SOFR+585	111	111	109
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	583	—	(9)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	11.27%	3M SOFR+600	20,135	19,835	19,685
MDI Buyer, Inc. (Revolver)	07/25/2028	Chemicals, Plastics and Rubber	10.92%	3M SOFR+600	1,039	1,039	1,016
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,188	—	(15)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.66%	3M SOFR+550	1,937	1,919	1,888
Meadowlark Acquirer, LLC Term Loan I	12/10/2027	Business Services	—	—	1,038	—	(16)
Meadowlark Acquirer, LLC Term Loan II	12/10/2027	Business Services	—	—	8,922	—	(134)
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(43)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	11.05%	3M SOFR+565	484	$484	$474
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distribution	—	—	769	—	(17)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distribution	—	—	2,510	—	(55)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	11.04%	3M SOFR+565	752	752	736
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,128	—	(25)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(23)
Neptune Flood Incorporated (Revolver) (7)	05/09/2029	Insurance	—	—	541	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	11.74%	3M SOFR+635	20,500	20,092	20,090
NORA Acquisition, LLC (Revolver) (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	(54)
ORL Acquisition, Inc.	09/03/2027	Business Services	12.84%	3M SOFR+725	4,409	4,347	4,012
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	(54)
Ox Two, LLC	05/18/2026	Building Materials	12.90%	1M SOFR+725	13,578	13,445	13,340
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	2,419	—	(42)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc. (Revolver) (7)	12/02/2026	Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(324)
Pragmatic Institute, LLC	07/06/2028	Business Services	11.17%	3M SOFR+575	34,987	34,547	33,412
Pragmatic Institute, LLC Unfunded Term Loan	07/06/2028	Business Services	—	—	7,193	—	(252)
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	11.17%	3M SOFR+575	4,795	4,795	4,579
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	3M SOFR+635	1,484	1,474	1,461
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	11.74%	3M SOFR+635	528	528	521
Questex, LLC	09/09/2024	Media	9.81%	3M SOFR+425	20,193	20,115	20,193
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	—
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	11.29%	3M SOFR+575	668	668	661
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,559	—	(16)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	11.22%	3M SOFR+575	79	79	79
Rancho Health MSO, Inc. - Unfunded Term Loan	12/18/2025	Healthcare, Education and Childcare	—	—	494	—	—
Rancho Health MSO, Inc. (Revolver)	12/18/2025	Healthcare, Education and Childcare	11.24%	3M SOFR+575	210	210	210
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	11.54%	3M SOFR+615	5,863	5,791	5,628
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,127	—	(34)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.13%	3M SOFR+576	124	124	108
Riverpoint Medical, LLC (Revolver)	06/20/2025	Healthcare, Education and Childcare	10.42%	3M SOFR+510	45	45	45
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	318	—	(4)
Riverside Assessments, LLC	03/10/2025	Education	11.24%	3M SOFR+575	11,699	11,588	11,582
Rural Sourcing Holdings, Inc. - Unfunded Term Loan	06/15/2029	Business Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. (Revolver) (7)	06/15/2029	Business Services	—	—	861	—	(13)
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(4)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	12.92%	1M SOFR+650	158	158	157
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	453	—	(5)
Schlesinger Global, Inc.	07/14/2025	Business Services	13.15%	3M SOFR+775	4,647	4,611	4,496
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	12.52%	3M SOFR+775	30	30	29
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+605	4,752	4,691	4,609
Seaway Buyer, LLC (Revolver)	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+605	729	729	708
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,397	—	(72)
Shiftkey, LLC	06/21/2027	Business Services	11.40%	3M SOFR+601	17,775	17,636	17,331
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	14.04%	3M SOFR+865	29,681	29,190	29,236
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	14.04%	3M SOFR+865	2,083	2,083	2,052
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	893	—	(13)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	—
Solutionreach, Inc. (Revolver) (7)	07/17/2025	Communications	—	—	1,665	—	(7)
Spendmend Holdings LLC	03/01/2028	Business Services	11.04%	1M SOFR+565	99	99	97
Spendmend Holdings LLC (7)	03/01/2028	Business Services	—	—	2,684	—	(39)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	11.20%	1M SOFR+565	561	561	548
Spendmend Holdings LLC - Unfunded Revolver (7)	03/01/2028	Business Services	—	—	841	—	(18)
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(32)
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.66%	3M SOFR+665	1,121	1,097	1,104
The Bluebird Group LLC	07/27/2026	Business Services	12.79%	3M SOFR+740	2,271	2,239	2,262
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	(3)
The Vertex Companies, LLC	08/30/2027	Business Services	11.93%	1M SOFR+635	186	182	185
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	11.67%	1M SOFR+635	248	248	246
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	492	—	(4)
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(32)
Urology Management Holdings, Inc. - Unfunded Term Loan	02/01/2024	Healthcare, Education and Childcare	—	—	7,222	—	(150)
Wildcat Buyerco, Inc.	02/27/2026	Electronics	10.57%	3M SOFR+515	3,805	3,762	3,767
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronics	10.17%	3M SOFR+585	88	88	87
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	486	—	(5)
Zips Car Wash, LLC	03/01/2024	Auto Sector	12.67%	1M SOFR+735	2,589	2,583	2,504
Total First Lien Secured Debt						472,975	468,007
U.S. Government Securities—19.9% of Net Assets
U.S. Treasury Bill (5)	10/19/2023	Short-Term U.S. Government Securities	5.31%	—	100,000	99,768	99,751
Total U.S. Government Securities						99,768	99,751

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—16.0% of Net Assets
Ascensus Holdings, Inc.	08/02/2028	Financial Services	12.03%	3M SOFR+676	3,000	$2,717	$2,837
Atlas Purchaser, Inc	05/07/2029	Telecommunications	14.66%	3M SOFR+900	17,000	16,600	13,821
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.54%	3M SOFR+915	17,825	17,559	17,469
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.42%	1M SOFR+910	8,000	7,680	7,920
ENC Parent Corporation	08/19/2029	Business Services	13.15%	3M SOFR+776	7,500	7,440	6,675
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.67%	1M SOFR+835	32,500	32,232	31,525
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.74%	3M SOFR+635	150	148	149
Total Second Lien Secured Debt						84,376	80,396
Subordinated Debt/Corporate Notes—10.7% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	15.15%	3M SOFR+976	22,219	21,568	21,597
Flock Financial, LLC	05/26/2027	Financial Services	14.50%	—	34,000	33,329	32,300
Total Subordinated Debt/Corporate Notes						54,897	53,897
Preferred Equity/Partnership Interests—2.6% of Net Assets (6)
Ad.net Holdings, Inc.	—	Media	—	—	2,400	240	271
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	1,066
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	918
Cartessa Aesthetics, LLC (9)	—	Distribution	—	—	3,562,500	3,563	4,975
Gauge Lash Coinvest, LLC - Preferred Equity	—	Consumer Products	—	—	64,967	351	789
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity	—	Business Services	—	—	1	1	1
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	750
Magnolia Topco LP - Class A Preferred Equity (9)	—	Auto Sector	—	—	169	169	172
Magnolia Topco LP - Class B Preferred Equity (9)	—	Auto Sector	—	—	929	554	794
Mars Intermediate Holdings II, Inc	—	Media	—	—	414	414	551
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	107
ORL Holdco, Inc.	—	Business Services	—	—	575	57	—
PL Acquisitionco, LLC - Preferred Equity	—	Retail	—	—	37	37	39
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	2,490
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	320
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	37
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						9,701	13,280
Common Equity/Partnership Interests/Warrants—23.0% of Net Assets (6)
A1 Garage Equity, LLC (9)	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,340
Ad.net Holdings, Inc.	—	Media	—	—	2,667	27	—
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,074
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	127
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	3,318
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	—
Athletico Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	9,032
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,613	293
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,513
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	740
Connatix Parent, LLC	—	Media	—	—	57,416	632	333
Cowboy Parent LLC	—	Distribution	—	—	27,778	3,015	5,451
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	173
Delta InvestCo LP	—	Telecommunications	—	—	863,299	848	1,542
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	277,745	—	—
(Sigma Defense Systems, LLC) (7), (9)
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,854
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	938	885
Exigo, LLC	—	Business Services	—	—	1,458,333	1,458	1,648
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,578	489	2,060
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense	—	—	20,882	2,175	2,951
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	800
Gauge ETE Blocker, LLC - Common Equity	—	Personal, Food and Miscellaneous Services	—	—	374,444	374	371
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	4,076
Gauge Loving Tan, LP - Common Equity	—	Consumer Products	—	—	462,827	463	389
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	10	7
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,390
(TVC Enterprises, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
GCOM InvestCo LP	—	Business Services	—	—	2,434	$1,003	$401
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	1,479
(American Insulated Glass, LLC) (9)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	338
HPA SPQ Aggregator LP- Common Equity	—	Business Services	—	—	750,399	750	751
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,778
Icon Partners V C, L.P.	—	Business Services	—	—	1,118,318	1,118	1,002
Icon Partners V C, L.P. (7)	—	Business Services	—	—	381,682	—	(40)
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,642
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	2,327
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	663
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP(9)	—	Healthcare, Education and Childcare	—	—	162,445	1,624	1,775
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	1,158
(Cano Health, LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)(9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,630
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,892
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	775
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	—	22
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	741
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	902
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,452
Magnolia Topco LP - Class A Common Equity (9)	—	Auto Sector	—	—	169,230	—	—
Magnolia Topco LP - Class B Common Equity (9)	—	Auto Sector	—	—	929,200	—	—
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	232
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,326
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	—
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	4,430
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,259	88
(Recteq, LLC) (9)
NORA Parent Holdings, LLC	—	Healthcare, Education and Childcare	—	—	1,257	1,257	1,257
North Haven Saints Equity Holdings, LP(9)	—	Business Services	—	—	351,553	352	351
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	913	2,133
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	390
OHCP V BC COI, L.P. (7)	—	Distribution	—	—	303,750	—	(38)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	—
PennantPark-TSO Senior Loan Fund II, LP (11)	—	Financial Services	—	—	12,269,640	12,270	12,485
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	33
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	747
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,461
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	446
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,052
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	291
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,372
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	2,059
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	604
SSC Dominion Holdings, LLC	—	Electronics	—	—	71	71	3,295
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	169
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	254,206	250	405
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	536,514	504	951
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	358,931	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	113
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	1
(The Vertex Companies, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
UniVista Insurance (9)	—	Business Services	—	—	400	$362	$555
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,044
WCP Ivyrehab (QP) CF Feeder, LP (9)	—	Healthcare, Education and Childcare	—	—	3,715,012	3,754	4,319
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	284,988	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	820
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						95,037	115,478
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						816,754	830,809
Investments in Non-Controlled, Affiliated Portfolio Companies—10.9% of Net Assets (1), (2)
First Lien Secured Debt—2.1% of Net Assets
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	12.18%	1M SOFR+685	7,042	7,042	7,043
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Home and Office Furnishings	—	—	667	—	—
Walker Edison Furniture Company LLC - Junior Revolver	03/31/2027	Home and Office Furnishings	11.68%	1M SOFR+685	3,333	3,333	3,333
Total First Lien Secured Debt						10,375	10,376
Preferred Equity/Partnership Interests—6.4% of Net Assets(6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	5,887,236	32,791	31,032
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,073
Total Preferred Equity/Partnership Interests						33,709	32,105
Common Equity/Partnership Interests/Warrants—2.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	2,065	8,759
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	3,531
Total Common Equity/Partnership Interests/Warrants						11,703	12,290
Total Investments in Non-Controlled, Affiliated Portfolio Companies						55,787	54,771
Investments in Controlled, Affiliated Portfolio Companies—43.0% of Net Assets (1), (2)
First Lien Secured Debt—9.8% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	12.21%	3M SONIA+700	£40,371	55,388	49,275
Total First Lien Secured Debt						55,388	49,275
Second Lien Secured Debt—0.0% of Net Assets
Mailsouth Inc. (6)	04/23/2025	Printing and Publishing	—	—	14,896	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—20.4% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	13.37%	3M SOFR+800	102,325	102,325	102,325
Total Subordinated Debt						102,325	102,325
Common Equity—12.8% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	131	2,384
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	58,580,060	58,643	62,083
Total Common Equity						75,290	64,467
Total Investments in Controlled, Affiliated Portfolio Companies						245,386	216,067
Total Investments—219.4% of Net Assets						1,117,927	1,101,647
Cash and Cash Equivalents—7.7% of Net Assets
BlackRock Federal FD Institutional 30						24,683	24,683
Non-Money Market Cash						14,101	14,092
Total Cash and Cash Equivalents						38,784	38,775
Total Investments and Cash Equivalents—227.1% of Net Assets						$1,156,711	$1,140,422
Liabilities in Excess of Other Assets—(127.1%) of Net Assets							(638,235)
Net Assets—100.0%							$502,187

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
(4)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR”, or Prime rate, or “P, or Sterling Overnight Index Average, or “SONIA.” The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period. SOFR loans are typically indexed to a 30-day, 90-day or 180-day SOFR rates (1M S, 3M S, or 6M S, respectively) at the borrower’s option. SONIA loans are typically indexed daily for GBP loans with a quarterly frequency payment. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.
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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023, qualifying assets represent 93% of the Company’s total assets and non-qualifying assets represent 7% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2022

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	$1,500	$2,041
Class A (US Dominion, Inc.)
SSC Dominion Holdings, LLC	—	Electronics	—	—	1,500	—	4,389
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	152
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	232,558	233	296
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	531,293	511	896
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	364,151	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	—
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	—
(The Vertex Companies, LLC)
U.S. Well Services, Inc. - Class A (5), (11)	—	Oil and Gas	—	—	60,057	3,022	304
UniVista Insurance (9)	—	Business Services	—	—	400	382	454
WCP Ivyrehab QP CF Feeder, LP	—	Healthcare, Education and Childcare	—	—	3,762,257	3,762	3,762
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	237,743	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	616
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						91,596	153,373
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						882,513	932,155
Investments in Non-Controlled, Affiliated Portfolio Companies—5.9% of Net Assets (1), (2)
Preferred Equity/Partnership Interests—5.6% of Net Assets(6)
Cascade Environmental Holdings, LLC (9)	—	Environmental Services	—	—	5,887,236	32,791	32,791
Total Preferred Equity/Partnership Interests						32,791	32,791
Common Equity/Partnership Interests/Warrants—0.3% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	1,969	1,969
Total Common Equity/Partnership Interests/Warrants						4,821	1,969
Total Investments in Non-Controlled, Affiliated Portfolio Companies						37,612	34,760
Investments in Controlled, Affiliated Portfolio Companies—44.3% of Net Assets (1), (2)
First Lien Secured Debt—7.3% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/13/2024	Healthcare, Education and Childcare	8.67%	3M L+700	£38,250	52,792	42,698
Total First Lien Secured Debt						52,792	42,698
Second Lien Secured Debt—0% of Net Assets
Mailsouth Inc.	04/23/2025	Printing and Publishing	—	—	12,846	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—15.0% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	10.79%	3M L+800	88,011	88,011	88,011
Total Subordinated Debt						88,011	88,011
Common Equity—22.0% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,297
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC	—	Financial Services	—	—	49,298,789	49,362	51,098
RAM Energy Holdings LLC (9)	—	Energy and Utilities	—	—	180,805	162,708	74,282
Total Common Equity						228,718	128,677
Total Investments in Controlled, Affiliated Portfolio Companies						381,904	259,386
Total Investments—209.4% of Net Assets						1,302,029	1,226,301
Cash and Cash Equivalents—9.4% of Net Assets
BlackRock Federal FD Institutional 30						39,122	39,122
BNY Mellon Cash Reserve and Cash						15,831	15,653
Total Cash and Cash Equivalents						54,953	54,775
Total Investments and Cash Equivalents —218.8% of Net Assets						$1,356,982	$1,281,076
Liabilities in Excess of Other Assets —(118.8%) of Net Assets							(695,511)
Net Assets—100.0%							$585,565

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

September 30, 2023

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

We have entered into an investment management agreement, or the Investment Management Agreement with the Investment Adviser, an external adviser that manages our day-to-day operations. PennantPark Investment, through the Investment Adviser, manages the day-to-day operations of and had provided investment advisory services to SBIC II under a separate investment management agreement. We have also entered into an administration agreement, or the Administration Agreement with the Administrator, which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, has also provided similar services to SBIC II under a separate administration agreement. See Note 3.

SBIC II, our wholly-owned subsidiary, was organized in Delaware as a limited partnership in July 2012. SBIC II received a license from the SBA to operate as a SBIC under Section 301(c) of the 1958 Act in 2013. SBIC II’s objectives were to generate both current income and capital appreciation through debt and equity investments generally by investing in SBA-eligible businesses that meet the investment selection criteria used by PennantPark Investment. We repaid all outstanding debentures in connection with SBIC II, surrendered our SBA license and filed a certificate of termination.

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

In January 2022, we funded PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited liability partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of September 30, 2023, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Restatement of Previously Issued Financial Statement

During the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company's affiliates - PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. The impact of the error correction is reflected in a $2.1 million increase in cash and cash equivalents and offsetting increase in due to affiliates on the consolidated statements of assets and liabilities as of September 30, 2022 and an increase in due to affiliates within operating activities on the consolidated statement of cash flows totaling $2.1 million for the year ended September 30, 2022. There was no impact to the statements of cash flows for the year ended September 30, 2021. There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of September 30, 2022. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations for the years ended September 30, 2022 and 2021. The corrections were reported in the year ended September 30, 2023.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2023,we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively. As of September 30, 2022, we had one portfolio company on non-accrual representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur any material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the years ended September 30, 2023, 2022, and 2021, we recorded a provision for taxes on net investment income of $4.3 million, $0.8 million and $0.6 million, respectively, which pertains to U.S. federal excise tax.

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

For the years ended September 30, 2023, 2022 and 2021 the Company recognized a provision for taxes of $5.0 million, $6.2 million, and zero, respectively, on net realized gain on investments by the Taxable Subsidiary. For the years ended September 30, 2023, 2022 and 2021 the Company recognized a provision for taxes of $(1.6) million, $0.9 million, and zero, respectively, on net unrealized gain on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which were realized and unrealized during fiscal year ending September 30, 2023 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. For the year ended September 30, 2023, 2022 and 2021 the Company recognized a provision for taxes $3.4 million, $7.1 million and zero, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the year ended September 30, 2023, 2022 and 2021 the Company paid zero, $4.0 million, and zero respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability of $3.3 million as of September 30, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

September 30, 2023

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through September 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the year ended September 30, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2023. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement has no effect on the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For periods prior to January 1, 2018, the base management fee was calculated at an annual rate of 2.00% of our “average adjusted gross assets.” For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser earned base management fees of $16.5 million, $19.8 million, and $17.3 million, respectively, from us.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

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

For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser earned $13.9 million, $2.7 million, and $0.6 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains, (20.0)% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2023, 2022, and 2021, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. The Administrator has provided similar services to SBIC II under its administration agreement with PennantPark Investment. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for its allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the years ended September 30, 2023, 2022, and 2021, we recorded $1.3 million, $0.5 million and $1.5 million, respectively, for services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the years ended September 30, 2023, 2022, and 2021.

For the years ended September 30, 2023, 2022, and 2021, we sold $127.8 million, $395.3 million, and $123.4 million in investments to PSLF at fair value, respectively, and recognized $(0.2) million, $0.2 million and $0.5 million of net realized loss, respectively.

For the years ended September 30, 2023 and 2022, we sold zero and $82.3 million in investments to PTSF II at fair value, respectively, and recognized zero and $0.2 million of net realized gains, respectively.

As of September 30, 2023 and 2022, PNNT had a payable to PSLF and PTSF II of $4.1 million and $2.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

4. INVESTMENTS

Purchases of investments, including PIK interest, for the years ended September 30, 2023, 2022, and 2021 totaled $379.6 million, $943.0 million, and $456.5 million, respectively. Sales and repayments of investments for the same periods totaled $418.6 million, $911.6 million, and $434.5 million, respectively.

Investments and cash and cash equivalents consisted of the following ($ in thousands):

	September 30, 2023		September 30, 2022
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$538,737	$527,657	$652,055	$630,965
U.S. Government Securities	99,768	99,751	—	—
Second lien	96,759	80,396	145,542	129,936
Subordinated debt / corporate notes	54,897	53,897	53,468	53,255
Subordinated notes in PSLF	102,325	102,325	88,011	88,011
Equity	166,798	175,538	313,591	273,036
Equity in PSLF	58,643	62,083	49,362	51,098
Total investments	1,117,927	1,101,647	1,302,029	1,226,301
Cash and cash equivalents	38,784	38,775	54,953	54,775
Total investments and cash and cash equivalents	$1,156,711	$1,140,422	$1,356,982	$1,281,076

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	September 30, 2023 (1)	September 30, 2022 (1)
Business Services	16%	18%
Healthcare, Education and Childcare	13	12
Short-Term U.S. Government Securities	11	—
Consumer Products	8	8
Distribution	7	5
Financial Services	5	5
Telecommunications	5	5
Aerospace and Defense	5	3
Media	5	4
Chemicals, Plastics and Rubber	5	3
Auto Sector	4	3
Environmental Services	4	3
Electronics	2	3
Personal, Food and Miscellaneous Services	2	1
Building Materials	1	2
Home and Office Furnishings	1	4
Education	1	2
Insurance	1	1
Personal and Non-Durable Consumer Products	1	1
Transportation	1	2
Retail	1	1
Other	1	14
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with our strategy. PSLF was formed as a Delaware limited liability company. As of September 30, 2023 and 2022 PSLF had total assets of $872.8 million and $781.3 million, respectively. PSLF’s portfolio consisted of debt investments in 90 and 80 portfolio companies as of September 30, 2023 and 2022, respectively. As of the same dates, we and Pantheon had remaining commitments to fund first lien secured debt of $22.4 million and $46.1 million, respectively, and equity interests of $14.5 million and $29.9 million, respectively, in PSLF. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. As of September 30, 2022 at fair value, the largest investment in a single portfolio company in PSLF was $19.9 million and the five largest investments totaled $98.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of September 30, 2023 and 2022, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of September 30, 2023 and 2022, our investment in PSLF consisted of subordinated notes of $102.3 million and $88.0 million, respectively, and equity interests of $58.6 million and $49.4 million, respectively.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Additionally, PSLF, through its wholly-owned subsidiary, or PSLF Subsidiary, has entered into a $325 million (increased from $225.0 million on September 2, 2022) senior secured revolving credit facility, or the PSLF Credit Facility, with BNP Paribas, which bears interest at SOFR (or an alternative risk-free interest rate index) plus 260 basis points during the investment period, subject to leverage and borrowing base restrictions.

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

On July 26, 2023, CLO VII completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of September 30, 2023 there was $246.0 million of external 2035 Asset-Backed Debt and there was $2.3 million of un-amortized financing costs. As of September 30, 2023 the weighted average interest rate was 8.6%.

Below is a summary of PSLF’s portfolio at fair value ($ in thousands):

($ in thousands)	September 30, 2023	September 30, 2022
Total investments	$804,187	$730,108
Weighted average cost yield on income producing investments	12.1%	9.4%
Number of portfolio companies in PSLF	90	80
Largest portfolio company investment at fair value	$19,737	$19,906
Total of five largest portfolio company investments at fair value	$97,526	$98,502

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	05/07/26	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.79%	SOFR+675	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	12.04%	SOFR+650	14,354	14,319	14,103
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.22%	SOFR+575	10,882	10,847	10,665
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/26	Environmental Services	11.51%	SOFR+575	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan (3)	12/29/26	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	11.79%	SOFR+625	17,823	17,588	17,556
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.50%	SOFR+600	9,683	9,683	9,683
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.67%	SOFR+525	893	836	841
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	08/20/26	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.90%	SOFR+575	2,575	2,550	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.24%	SOFR+575	10,882	10,834	10,882
DRI Holding Inc.	12/21/28	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	01/17/24	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	03/15/27	Business Services	11.17%	SOFR+575	9,750	9,637	9,555
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.43%	SOFR+700	4,373	4,291	4,307
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+650	7,027	7,008	6,676
Graffiti Buyer, Inc.	08/10/27	Distribution	10.99%	SOFR+575	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.32%	SOFR+600	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/26	Business Services	11.79%	SOFR+600	15,140	14,974	15,110
HW Holdco, LLC	12/10/24	Media	11.70%	SOFR+625	14,250	14,171	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.72%	SOFR+550	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/01/26	Media	11.17%	SOFR+575	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.57%	SOFR+575	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	13.42%	SOFR+800	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+565	4,658	4,631	4,603
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.67%	SOFR+575	12,218	12,056	12,096
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.77%	SOFR+665	6,318	6,206	6,192
MAG DS Corp.	04/01/27	Aerospace and Defense	10.99%	SOFR+550	7,601	7,153	7,202
Magenta Buyer, LLC	07/31/28	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	05/14/26	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	04/16/27	Telecommunications	11.22%	SOFR+575	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/01/27	Distribution	11.04%	SOFR+550	5,975	5,860	5,843
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	05/09/29	Financial Services	11.97%	SOFR+660	8,020	7,910	8,020
One Stop Mailing, LLC	05/07/27	Transportation	11.68%	SOFR+625	8,470	8,311	8,470
Owl Acquisition, LLC	02/04/28	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.90%	SOFR+725	4,378	4,343	4,301
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	11,267	11,244
PL Acquisitionco, LLC	11/09/27	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	05/08/26	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.74%	SOFR+625	3,314	3,267	3,264
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.22%	SOFR+550	5,603	5,603	5,603

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Reception Purchaser, LLC	04/28/28	Transportation	11.54%	SOFR+600	5,000	$4,937	$4,800
Recteq, LLC	01/29/26	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	11.13%	SOFR+550	14,389	14,332	12,591
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	10.54%	SOFR+575	3,176	3,162	3,131
Riverside Assessments, LLC	03/10/25	Education	11.29%	SOFR+625	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692
Sales Benchmark Index LLC	01/03/25	Business Services	11.59%	SOFR+600	6,859	6,815	6,825
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	07/17/25	Communications	12.37%	SOFR+700	9,239	9,206	9,202
SpendMend Holdings, LLC	03/01/28	Business Services	11.04%	SOFR+575	9,607	9,352	9,396
STV Group Incorporated	12/11/26	Transportation	10.67%	SOFR+525	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	07/18/25	Financial Services	10.67%	SOFR+525	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/25	Aerospace and Defense	12.04%	SOFR+650	11,095	11,008	10,929
The Bluebird Group LLC	07/27/26	Business Services	12.79%	SOFR+725	7,855	7,872	7,823
The Vertex Companies, LLC	08/31/27	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	06/06/25	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	02/27/26	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	03/01/24	Business Services	12.67%	SOFR+725	19,682	19,582	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618

(1)
Represents floating rate instruments that accrue interest at a predetermined spread relative to an index, typically the applicable Secured Overnight Financing Rate, or “SOFR” or Prime rate or “P”. The spread may change based on the type of rate used. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting period.SOFR loans are typically indexed to a 30-day, 60-day, 90-day or 180-day SOFR rate (1M S, 2M S, 3M S, or 6M S, respectively), at the borrower’s option. All securities are subject to a SOFR or Prime rate floor where a spread is provided, unless noted. The spread provided includes PIK interest and other fee rates, if any.

(2)
Valued based on PSLF’s accounting policy.
(3)
Represents the purchase of a security with delayed settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Below is a listing of PSLF’s individual investments as of September 30, 2022 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 864.4%
Ad.net Acquisition, LLC	05/06/26	Media	9.67%	3M L+600	4,938	$4,938	$4,900
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	8.69%	3M L+800	9,975	9,785	9,576
Altamira Technologies, LLC	07/24/25	Aerospace and Defense	10.81%	3M L+550	871	864	841
American Insulated Glass, LLC	12/21/23	Building Materials	7.79%	3M L+575	19,906	19,868	19,906
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	9.95%	1M L+550	14,104	13,968	13,892
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	9.17%	3M L+550	15,168	15,084	15,168
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	7.98%	3M L+575	9,942	9,934	9,743
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	6.25%	3M L+575	6,569	6,502	6,536
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	6.55%	3M L+550	3,323	3,298	3,307
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	6.50%	3M L+600	7,607	7,608	7,569
Applied Technical Services, LLC	12/29/26	Environmental Services	9.42%	3M L+500	8,822	8,725	8,602
Arcfield Acquisition Corp.	03/07/28	Aerospace and Defense	8.99%	3M L+575	11,940	11,721	11,701
Beta Plus Technologies, Inc.	07/01/29	Business Services	7.56%	1M L+525	15,000	14,700	14,700
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	8.57%	3M L+600	17,993	17,772	17,596
Broder Bros., Co.	12/02/22	Personal, Food and Miscellaneous Services	7.39%	3M L+600	9,937	9,937	9,937
Cartessa Aesthetics, LLC	05/13/28	Distribution	9.55%	3M L+600	17,456	17,131	17,194
CF512, Inc.	08/20/26	Media	9.08%	3M L+575	2,985	2,958	2,940
Connatix Buyer, Inc.	07/13/27	Media	8.42%	1M L+550	9,045	9,029	8,819
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	9.42%	3M L+475	6,435	6,427	6,339
DRI Holding Inc.	12/21/28	Media	8.37%	3M L+575	2,776	2,526	2,489
DRS Holdings III, Inc.	11/03/25	Consumer Products	8.87%	3M L+600	15,142	15,063	14,658
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	8.62%	3M L+575	8,139	8,008	7,944
ECL Entertainment, LLC	05/01/28	Hotels, Motels, Inns and Gaming	10.62%	3M L+500	4,558	4,558	4,489
ECM Industries, LLC	12/23/25	Electronics	6.32%	3M L+600	2,823	2,761	2,689
Exigo Intermediate II, LLC	03/15/27	Business Services	8.87%	1M L+575	9,950	9,817	9,726
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	7.63%	6M L+475	800	754	740
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	8.74%	3M L+600	7,343	7,313	7,013
Graffiti Buyer, Inc.	08/10/27	Distribution	8.00%	3M L+550	1,974	1,939	1,895
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	8.67%	1M L+575	6,835	6,835	6,733
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	10.17%	1M L+800	19,915	19,535	19,516
HV Watterson Holdings, LLC	12/17/26	Business Services	9.67%	3M L+600	15,255	15,045	14,721
HW Holdco, LLC	12/10/24	Media	6.00%	3M L+700	14,438	14,303	14,257
Icon Partners III, LP	05/11/28	Auto Sector	6.87%	3M L+475	2,333	2,001	1,705
IDC Infusion Services, Inc.	12/30/26	Healthcare, Education and Childcare	10.20%	3M L+750	17,400	17,154	16,617
IG Investments Holdings, LLC	09/22/28	Business Services	9.45%	1M L+575	4,473	4,388	4,428
Imagine Acquisitionco, LLC	11/15/27	Business Services	6.91%	3M L+625	5,636	5,534	5,495
Inception Fertility Ventures, LLC	12/07/23	Healthcare, Education and Childcare	9.96%	3M L+550	20,000	19,545	19,800
Infolinks Media Buyco, LLC	11/01/26	Media	9.42%	1M L+550	6,428	6,428	6,428
Integrity Marketing Acquisition, LLC	08/27/25	Insurance	9.21%	3M L+575	19,954	19,866	19,754
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	11.12%	3M L+550	14,438	14,316	14,438
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	9.95%	3M L+500	2,137	2,129	2,088
Lash OpCo, LLC	02/18/27	Consumer Products	11.17%	1M L+650	19,925	19,708	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	8.87%	3M L+475	12,345	12,119	11,944
MAG DS Corp.	04/01/27	Aerospace and Defense	9.17%	3M L+550	5,570	5,128	5,069
Magenta Buyer, LLC	07/31/28	Software	7.87%	3M L+500	3,140	2,946	2,826
Mars Acquisition Holdings Corp.	05/14/26	Media	8.62%	1M L+625	7,920	7,861	7,880
MBS Holdings, Inc.	04/16/27	Telecommunications	8.56%	3M L+575	7,406	7,326	7,332
Meadowlark Acquirer, LLC	12/10/27	Business Services	9.17%	3M L+575	2,983	2,926	2,953
Municipal Emergency Services, Inc.	09/28/27	Distribution	7.25%	3M L+550	4,164	4,102	3,923
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	7.80%	3M L+575	7,505	7,426	7,505
OIS Management Services, LLC	07/09/26	Healthcare, Education and Childcare	9.45%	3M L+600	5,257	5,210	5,257
Owl Acquisition, LLC	02/04/28	Education	8.41%	3M L+550	3,990	3,874	3,890
Ox Two, LLC (New Issue)	05/18/26	Distribution	8.32%	1M L+650	4,962	4,911	4,863
PL Acquisitionco, LLC	11/09/27	Retail	9.62%	1M L+575	8,634	8,489	8,419
PlayPower, Inc.	05/08/26	Consumer Products	9.17%	1M L+525	2,580	2,487	2,309
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	9.92%	1M L+600	3,403	3,342	3,335
Quantic Electronics, LLC - Unfunded Term Loan (3)	11/19/26	Aerospace and Defense			143	—	—
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	9.46%	3M L+600	12,757	12,657	12,566
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	7.75%	1M L+450	5,180	5,180	5,180
Reception Purchaser, LLC	02/28/28	Transportation	9.13%	SOFR+600	4,975	4,904	4,751
Recteq, LLC	01/29/26	Consumer Products	9.92%	3M L+700	9,850	9,718	9,505
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	8.84%	1M L+550	14,542	14,440	13,070
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	7.74%	3M L+525	3,192	3,172	3,112
Riverside Assessments, LLC	03/10/25	Education	9.95%	1M L+575	9,949	9,872	9,750
Sales Benchmark Index LLC	01/03/25	Business Services	9.67%	3M L+625	6,859	6,779	6,791
Sargent & Greenleaf Inc.	12/20/24	Electronics	7.15%	3M L+550	5,082	5,082	5,031
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	7.90%	3M L+575	15,000	14,794	14,775
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	10.17%	1M L+450	11,951	11,879	11,861
Solutionreach, Inc.	01/17/24	Communications	8.87%	6M L+675	11,386	11,352	11,113
STV Group Incorporated	12/11/26	Transportation	8.37%	3M L+575	12,099	12,031	11,978

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	8.73%	SOFR+600	16,128	$15,785	$15,870
Teneo Holdings LLC	7/18/2025	Financial Services	7.73%	3M L+525	3,474	3,435	3,271
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	9.67%	3M L+600	11,208	11,102	11,096
The Bluebird Group LLC	7/27/2026	Business Services	10.67%	3M L+650	5,502	5,549	5,557
The Vertex Companies, LLC	8/30/2027	Business Services	8.62%	3M L+550	4,531	4,485	4,509
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	7.78%	3M L+525	5,536	5,392	5,370
TVC Enterprises, LLC	3/26/2026	Transportation	8.87%	3M L+600	17,381	17,244	16,946
TWS Acquisition Corporation	6/16/2025	Education	8.76%	3M L+625	7,949	7,917	7,910
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	7.76%	3M L+550	12,064	11,938	11,208
UBEO, LLC	4/3/2024	Printing and Publishing	8.17%	3M L+450	4,674	4,657	4,604
Unique Indoor Comfort, LLC	5/24/2027	Home and Office Furnishings, Housewares	8.95%	3M L+525	9,975	9,840	9,755
Wildcat Buyerco, Inc.	2/27/2026	Electronics	9.45%	SOFR+575	11,506	11,420	11,110
Zips Car Wash, LLC	3/1/2024	Business Services	10.24%	3M L+725	19,998	19,673	19,499

Total First Lien Secured Debt						738,219	730,108
Total Investments - 864.4%
Cash and Cash Equivalents - 48.5%
BlackRock Federal FD Institutional 30						40,945	40,945
Total Cash and Cash Equivalents						40,945	40,945
Total Investments and Cash Equivalents - 912.9%						$779,164	$771,053
Liabilities in Excess of Other Assets — (812.9)%							(686,591)
Members' Equity—100.0%							$84,462

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
(3)
Represents the purchase of a security with delay settlement or a revolving line of credit that is currently an unfunded investment. This security does not earn a basis point spread above an index while it is unfunded.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

1

Below is the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	September 30, 2023	September 30, 2022
Assets
Investments at fair value (amortized cost—$810,737 and $738,219, respectively)	$804,187	$730,108
Cash and cash equivalents (cost—$59,096 and $40,945, respectively)	59,096	40,945
Interest receivable	5,248	2,970
Due from affiliate	3,296	2,021
Prepaid expenses and other assets	936	1,373
Receivable for investments sold	—	3,870
Total assets	872,763	781,287
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,284	243,896
2035 Asset-backed debt, net (par—$246,000)	243,727	—
Notes payable to members	169,131	145,472
Credit facility payable	88,600	257,600
Interest payable on credit facility and asset backed debt	10,421	4,676
Distribution payable to members	7,250	4,000
Interest payable on notes to members	3,895	2,703
Payable for investments purchased	2,002	37,658
Accounts payable and accrued expenses	835	820
Total liabilities	770,145	696,825
Commitments and contingencies
Members' equity	102,618	84,462
Total liabilities and members' equity	$872,763	$781,287

*For the years ended of September 30, 2023 and 2022, PSLF had $0.5 million and zero, respectively, of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Year Ended September 30,
	2023	2022
Investment income:
Interest	$88,280	$37,905
Other income	1,410	246
Total investment income	89,690	38,151
Expenses:
Interest expense on credit facility and asset-backed debt	37,977	11,023
Interest expense on notes to members	20,858	11,692
Administration fees	2,282	1,171
General and administrative expenses	835	447
Total expenses	61,952	24,333
Net investment income	27,738	13,818
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(498)	376
Net change in unrealized appreciation (depreciation) on investments	1,575	(8,334)
Net realized and unrealized gain (loss) on investments	1,077	(7,958)
Net increase (decrease) in members' equity resulting from operations	$28,815	$5,860

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

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

In addition to using the above inputs to value cash equivalents, investments, our SBA debentures, our 2026 Notes, our 2026-2 Notes and our Truist Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes ($ in thousands):

Asset Category ($ in thousands)	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$15,090	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	512,567	Market Comparable	Market yield	7.0% - 25.0% (11.4%)
Second lien	9,512	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	70,884	Market Comparable	Market yield	14.2% - 20.8% (15.9%)
Subordinated debt / corporate notes	156,222	Market Comparable	Market yield	13.4% - 18.8% (14.3%)
Equity	161,895	Enterprise Market Value	EBITDA multiple	0.5x - 17.7x (10.9x)
Equity	1,158	Enterprise Market Value	DLOM (2)	27.9x
Total Level 3 investments	$927,328
Debt Category ($ in thousands)
Truist Credit Facility	$206,940	Market Comparable	Market yield	2.4%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

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
(2)
DLOM is defined as discount for lack of marketability

Our investments, cash and cash equivalents, Credit Facility, SBA debentures, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy ($ in thousands):

	Fair value at September 30, 2023
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$764,275	$—	$—	$764,275	$—
U.S. Government Securities(3)	99,751	—	99,751	—	—
Equity investments	237,621	—	—	163,053	74,568
Total investments	1,101,647	—	99,751	927,328	74,568
Cash and cash equivalents	38,775	38,775	—	—	—
Total investments and cash and cash equivalents	$1,140,422	$38,775	$99,751	$927,328	$74,568
Truist Credit Facility	$206,940	$—	$—	$206,940	$—
2026 Notes(2)	147,669	—	147,669	—	—
2026 Notes-2(2)	162,226	—	162,226	—	—
Total debt	$516,835	$—	$309,895	$206,940	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF and PTSF II is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply ASC 825-10 to the 2026 Notes, and the 2026 Notes-2 and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value.
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service who utilize broker-supplied prices.

	Fair Value at September 30, 2022
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$902,165	$—	$—	$902,165	$—
Equity investments	324,136	304	—	257,162	66,670
Total investments	1,226,301	304	—	1,159,327	66,670
Cash and cash equivalents	54,775	54,775	—	—	—
Total investments and cash and cash equivalents	$1,281,076	$55,079	$—	$1,159,327	$66,670
Truist Credit Facility	$376,687	$—	$—	$376,687	—
SBA Debentures (2)	19,686	—	—	19,686	—
2026 Notes (2)	146,767	—	146,767	—	—
2026-2 Notes (2)	161,373	—	161,373	—	—
Total debt	$704,513	$—	$308,140	$396,373	$—

(1)
In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, or ASC 820-10, our equity investment in PSLF and PTSF II is measured using the net asset value per share (or its equivalent) as a practical expedient for fair value in accordance with the specialized accounting guidance for investment companies, and thus has not been classified in the fair value hierarchy.
(2)
We elected not to apply ASC 825-10 to the SBA debentures , the 2026 Notes, and the 2026 Notes-2 and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2022, the carrying value of the SBA debentures approximates the fair value.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$902,165	$257,162	$1,159,327
Net realized gain (loss)	(17,070)	(128,078)	(145,148)
Net change in unrealized appreciation (depreciation)	8,446	46,893	55,339
Purchases, PIK interest, net discount accretion and non-cash exchanges	253,353	24,045	277,398
Sales, repayments and non-cash exchanges	(382,619)	(36,969)	(419,588)
Transfers in/out of Level 3	—	—	—
Ending Balance	$764,275	$163,053	$927,328
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(488)	$(37,015)	$(37,503)

	Year Ended September 30, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning Balance	$850,593	$360,427	$1,211,020
Net realized gain (loss)	(10,262)	54,065	43,803
Net change in unrealized appreciation (depreciation)	(38,617)	(65,743)	(104,360)
Purchases, PIK interest, net discount accretion and non-cash exchanges	870,284	86,821	957,105
Sales, repayments and non-cash exchanges	(769,833)	(178,408)	(948,241)
Transfers in/out of Level 3	—	—	—
Ending Balance	$902,165	$257,162	$1,159,327
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our Consolidated Statements of Operations attributable to our Level 3 assets still held at the reporting date	$(33,393)	$(66,254)	$(99,647)

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3) ($ in thousands):

	Year Ended September 30,
Long-Term Credit Facility	2023	2022
Beginning Balance (cost – $385,920 and $316,545, respectively)	$376,687	$314,813
Net change in unrealized (depreciation) appreciation included in earnings	3,753	(7,501)
Borrowings (1)	152,500	860,841
Repayments (1)	(326,000)	(791,466)
Transfers in and/or out of Level 3	—	—
Ending Balance (cost – $212,420 and $385,920 respectively)	$206,940	$376,687
Temporary draws outstanding, at cost	—	—
Ending Balance (cost – $212,420 and 385,920 respectively)	$206,940	$376,687

(1)
Excludes temporary draws.

As of September 30, 2023, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£ and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$43,940	December 28, 2023	$(5,480)

As of September 30, 2022, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below (£ and $ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$40,187	December 31, 2022	$(9,233)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we incurred expenses of zero, $5.1 million and zero relating to amendment costs on the Truist Credit Facility during the years ended September 30, 2023, 2022, and 2021, respectively. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility are reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the 2024 Notes, the 2026 Notes, the 2026 Notes-2 and the SBA debentures.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

For the year ended September 30, 2023, 2022, and 2021 the Credit Facility had a net change in unrealized (appreciation) depreciation of $(3.8) million, $7.5 million and $(17.8) million, respectively. As of September 30, 2023, 2022, and 2021, the net unrealized (appreciation) depreciation on Truist Credit Facility totaled $5.5 million, $9.2 million, and $1.7 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the year ended September 30, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2022	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at September 30, 2023	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$45,995	$2,596	$—	$3,069	$51,660	$2,806	$2,596	$—	$—
Mailsouth Inc.	—	—	—	—	—	—	—	—	—
PennantPark Senior Loan Fund, LLC (3)	139,109	23,595	—	1,704	164,408	12,619	—	15,730	—
RAM Energy LLC	74,282	—	(162,708)	88,426	—	—	—	—	(133,098)
Total Controlled Affiliates	$259,386	$26,191	$(162,708)	$93,199	$216,068	$15,425	$2,596	$15,730	$(133,098)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,791	$918	$—	$(1,604)	$32,105	$—	$—	$—	$—
JF Intermediate, LLC	1,969	96	—	6,694	8,759	—	—	—	—
Walker Edison Furniture Company LLC (2)	—	17,162	—	(3,255)	13,907	73	625	—	—
Total Non-Controlled Affiliates	$34,760	$18,176	$-	$1,835	$54,771	$73	$625	$—	$—
Total Controlled and Non-Controlled Affiliates	$294,146	$44,367	$(162,708)	$95,034	$270,839	$15,498	$3,221	$15,730	$(133,098)
(1)
Includes PIK.
(2)
Walker Edison Furniture Company LLC became a non-controlled affiliate during the quarter ended March 31, 2023
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

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Years Ended September 30,
	2023	2022	2021
Numerator for net increase (decrease) in net assets resulting from operations	$(33,807)	$(24,740)	$166,617
Denominator for basic and diluted weighted average shares	65,224,500	66,254,150	67,045,105
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(0.52)	$(0.37)	$2.49

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

As of September 30, 2023 and 2022, the cost of investments for federal income tax purposes approximates the amortized cost reported in the Consolidated Schedule of Investments.

The following amounts were reclassified for tax purposes ($ in thousands):

	Years Ended September 30,
	2023	2022	2021
Decrease in paid-in capital	$(1,703)	$(25,577)	$(632)
Increase (Decrease) in accumulated net realized gain	(1,494)	18,347	(1,773)
Increase in undistributed net investment income	3,197	7,230	2,406

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

The following reconciles net (decrease) increase in net assets resulting from operations to taxable income ($ in thousands):

	Years Ended September 30,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$(33,807)	$(24,740)	$166,617
Net realized (gain) loss on investments	156,757	(34,756)	(30,021)
Net change in unrealized (appreciation) depreciation on investments and debt	(57,417)	103,439	(100,120)
Other book-to-tax differences	(6,006)	9,490	(5,333)
Other non-deductible expenses	5,766	3,691	2,647
Taxable income before dividends paid deduction	$65,293	$57,124	$33,790

The components of undistributed taxable income on a tax basis and reconciliation to accumulated deficit on a book basis are as follows:

	Years Ended September 30,
	2023	2022	2021
Undistributed net investment income – tax basis	$62,710	$46,283	$23,560
Short-term realized loss carried forward	(1,699)	(2,065)	(1,578)
Long-term realized loss carried forward	(379,074)	$(103,119)	$(165,037)
Distributions payable and other book to tax differences	83,860	(37,103)	(15,368)
Net unrealized appreciation (depreciation) on investments and debt	(10,141)	(66,665)	31,507
Total accumulated deficit – book basis	$(244,344)	$(162,669)	$(126,916)

The tax characteristics of distributions declared are as follows:

	Years Ended September 30,
	2023	2022	2021
Ordinary income (including short-term gains, if any)	$49,571	$36,590	$32,182
Long-term capital gain	—	—	—
Total distributions	$49,571	$36,590	$32,182
Total distributions declared per share	$0.76	$0.56	$0.48

9. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Truist Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of September 30, 2023 and 2022, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $38.8 million and $54.8 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

10. FINANCIAL HIGHLIGHTS

Below are the financial highlights for each of the years ended September 30, ($in thousands, except per share data):

	2023	2022	2021	2020	2019
Per Share Data:
Net asset value, beginning of year	$8.98	$9.85	$7.84	$8.68	$9.11
Net investment income (1)	1.00	0.66	0.54	0.58	0.66
Net realized and unrealized (loss) gain (1)	(1.52)	(1.03)	1.94	(0.82)	(0.42)
Net (decrease) increase in net assets resulting from operations (1)	(0.52)	(0.37)	2.48	(0.24)	0.24
Distributions to stockholders (1), (2)
Distribution of net investment income	(0.76)	(0.56)	(0.48)	(0.60)	(0.72)
Distribution of realized gains	—	—	—	—	—
Total distributions to stockholders	(0.76)	(0.56)	(0.48)	(0.60)	(0.72)
Repurchase of common stock (1)	—	0.06	—	—	0.05
Net asset value, end of year	$7.70	$8.98	$9.85	$7.84	$8.68
Per share market value, end of year	$6.58	$5.46	$6.49	$3.19	$6.27
Total return (3)	13.64%	(8.42)%	120.98%	(39.62)%	(6.28)%
Shares outstanding at end of year	65,224,500	65,224,500	67,045,105	67,045,105	67,045,105
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (4), (6)	7.75%	4.17%	3.74%	4.91%	4.83%
Ratio of interest and expenses on debt to average net assets (5)	7.55%	5.19%	3.73%	6.22%	6.29%
Ratio of total expenses to average net assets (5), (6)	15.30%	9.36%	7.47%	11.13%	11.12%
Ratio of net investment income to average net assets (5)	12.56%	6.74%	6.04%	7.01%	7.35%
Net assets at end of year	$502,187	$585,565	$660,144	$525,709	$581,906
Weighted average debt outstanding (7)	$656,776	$695,267	$649,666	$794,641	$638,424
Weighted average debt per share (1), (7)	$10.07	$10.49	$9.69	$11.85	$9.43
Asset coverage per unit (8)	$1,952	$1,855	$2,208	$2,078	$2,066
Average market value per unit (9), (10)	$—	$—	$25.13	$23.47	$24.87
Portfolio turnover ratio	32.58%	70.41%	37.74%	12.74%	35.44%

* The expense and investment income ratios do not reflect the Company's proportionate share of income and expenses of PSLF and PTSF II.

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
(6)
For the years ended September 30, 2020, and 2019, the ratio of operating expenses to average net assets before the waiver of certain Management Fees to average net assets was 4.65%, and 5.26%, respectively, and the ratio of total expenses to average net assets before the waiver of certain Management Fees to average net assets was 9.12%, and 11.48%, respectively.
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
(9)
The average market value per unit is derived based on the monthly average closing price of the 2025 Notes trading on NYSE under the symbol “PNTA,” which were issued in increments of $25 per unit. On June 29, 2017, the 2025 Notes were redeemed in full and no amounts were outstanding as of September 30, 2020, or 2019.
(10)
The average market value per unit is derived based on the daily closing price of the 2024 Notes trading on The Nasdaq Global Select Market under the symbol “PNNTG,” which were issued in increments of $25 per unit and commenced trading on September 30, 2019. The 2024 Notes were redeemed in full on November 13, 2021 and no amounts were outstanding as of September 30, 2023, or 2022.

11. DEBT

The annualized weighted average cost of debt for the years ended September 30, 2023, 2022, and 2021, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on 2026 Notes-2, was 6.0%, 4.8%, and 3.5%, respectively. As of September 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with the 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures, pursuant to exemptive relief from the SEC received in June 2011.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of September 30, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 195% and 186%, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Truist Credit Facility

As of September 30, 2023, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank (formerly SunTrust Bank), acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of September 30, 2023 and 2022, we had $212.4 million and $385.9 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 5.3%, respectively, exclusive of the fee on undrawn commitment, as of September 30, 2023 and 2022. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 for $475.0 million out of the total $500.0 million commitments (with the revolving period with respect to the remaining $25.0 million of commitments expiring on September 4, 2023 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR. As of September 30, 2023 and 2022, we had $262.6 million and $114.1 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets excluding assets held by SBIC II. As of September 30, 2023, we were in compliance with the terms of the Truist Credit Facility.

SBA Debentures

SBIC II was historically able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero and $20.0 million as of September 30, 2023 and 2022, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate.

As of both September 30, 2023 and 2022, SBIC II had zero and $20.0 million in debt commitments, respectively, all of which was drawn as of September 30, 2022. We repaid the remaining $20.0 million SBA Debentures during the nine months ended June 30, 2023. As of September 30, 2023 and 2022, the unamortized fees on the SBA debentures were zero and $0.3 million, respectively. The SBA debentures’ upfront fees of 3.4% consist of a commitment fee of 1.0% and an issuance discount of 2.4%, which are being amortized.

Our fixed-rate SBA debentures were as follows ($in thousands):

Issuance Dates	Maturity	Fixed All-in Coupon Rate (1)	As of September 30, 2022 Principal Balance
September 20, 2017	September 1, 2027	2.9%	20,000,000

(1)
Excluding 3.4% of upfront fees.

The SBIC program was designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC II was subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the 1958 Act, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and were subject to periodic audits and examinations of its financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting).

2024 Notes

As of September 30, 2023 and 2022, we had zero in aggregate principal amount of 2024 Notes outstanding, respectively. The 2024 Notes were redeemed on November 13, 2021 at a redemption price of $25.00 per 2024 Note, plus accrued and unpaid interest to November 13, 2021, pursuant to the indenture governing the 2024 Notes. Interest on the 2024 Notes was paid quarterly at a rate of 5.5% per year.

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

September 30, 2023

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of September 30, 2023 and 2022, we had $160.8 million and $169.2 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $22.4 million and $45.9 million to PSLF as of September 30, 2023 and 2022, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2023, PennantPark Senior Loan Fund, LLC triggered at least one of the significance tests. As a result and on accordance with Rule 3-09 of Regulation S-X separate audited financial statements of PSLF, LLC for the years ended. September 30, 2023, 2022, and 2021 are being filed as Exhibit 99.3 and Exhibit 99.4. Our investment in RAM Energy Holdings LLC was realized on February 08, 2023.

On February 08, 2023, the Company sold its investment in RAM Energy Holdings LLC. Below is certain selected key financial data from RAM Energy Holdings LLC Balance Sheet at September 30, 2023 and 2022, and the twelve months ended December 31, 2022, 2021 and 2020 Income Statement for the periods in which our investment in RAM Energy Holdings LLC exceeded the threshold in at least one of the tests under Rule 3-09 of Regulation S-X (amounts in thousands).

RAM Energy Holdings LLC:

Balance Sheet	September 30, 2023	September 30, 2022
Current assets	$—	$21,051
Noncurrent assets	—	71,411
Current liabilities	—	24,721
Noncurrent liabilities	$—	$40,921

	Years Ended September 30,
Income Statement	2023	2022	2021
Total revenue	$—	$52,051	$57,931
Total expenses	—	(47,589)	(39,511)
Net loss	$—	$4,462	$18,420

14. STOCK REPURCHASE PROGRAM

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common stock in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. The program expired on March 31, 2023. During the year ended September 30, 2023, we did not make any repurchase of our common shares. During the year ended September 30, 2022, we repurchased 1,820,605 shares of common stock in open market transactions for an aggregate cost (including transaction costs) of $13.2 million. During the year ended September 30, 2023, we did not make any repurchases of shares of our common stock.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weaknesses in the Company’s internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, material weaknesses were identified with respect to (i) the operations of controls relating to the quarterly cash and investment reconciliations and (ii) the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Notwithstanding the material weaknesses referenced above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of its operations, changes in net assets and cash flows for the periods presented. We have begun the process of, and we are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses noted above. Our internal control remediation efforts include the following:

•
Enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively;
•
Enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively; and
•
Enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

We believe our planned actions to enhance our processes and controls will address these material weaknesses, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

b)
Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K, is incorporated by reference herein.

c)
Changes in Internal Controls Over Financial Reporting

As of September 30, 2023, management remediated the material weakness previously identified as of September 30, 2022 relating to procedures to ensure the timely transmission of portfolio company financial information to our independent valuation services providers. Although this material weakness did not result in any material misstatement of our consolidated financial statements, there is possibility it could have led to a material misstatement of account balances or disclosures that were not prevented or detected.

Management remediated the material weakness by enchancing (a) existing controls to ensure the timely transmission of all relevant portfolio company financial information to our independent valuation service providers and (b) policies and procedures to demonstrate a commitment to improving our overall control environment.

As a result of the remediation activities, management has determined that management's control were designed appropriately and a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of September 30, 2022 has been remediated as of September 30, 2023.

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Report on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K, for descriptions of the material weaknesses identified by Management.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

Item 9B. Other Information

10b5-1 Disclosure

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangements applicable to them (if any) or the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

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

14.1*	Joint Code of Ethics of the Registrant.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of RSM US LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

99.1*	Privacy Policy of the Registrant.

99.2*	Report of RSM US LLP on Senior Securities Table.

99.3*	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2023 and 2022.

99.4*	Audited Consolidated Financial Statement of PennantPark Senior Loan Fund LLC for the Year Ended September 30, 2022 and 2021.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2023.

By:	/s/ ARTHUR H. PENN
Name:	Arthur H. Penn
Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR H. PENN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 7, 2023
Arthur H. Penn

/s/ RICHARD T. ALLOTO, JR.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 7, 2023
Richard T. Allorto, Jr.

/s/ ADAM K. BERNSTEIN	Director	December 7, 2023
Adam K. Bernstein

/s/ JEFFREY FLUG	Director	December 7, 2023
Jeffrey Flug

/s/ MARSHALL BROZOST	Director	December 7, 2023
Marshall Brozost

/s/ SAMUEL L. KATZ	Director	December 7, 2023
Samuel L. Katz

/s/ JOSÉ A. BRIONES, JR	Director	December 7, 2023
José A. Briones, Jr.