Form 10-Q
period 2023-12-31
PENNANTPARK INVESTMENT CORP
filed 2024-02-07
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 7, 2024 was 65,224,500.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers to PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank, as amended and restated; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$877,517 and $816,754, respectively)	$879,245	$830,808
Non-controlled, affiliated investments (amortized cost—$54,736 and $55,787, respectively)	40,829	54,771
Controlled, affiliated investments (amortized cost—$299,787 and $245,386, respectively)	290,684	216,068
Total investments (amortized cost—$1,232,040 and $1,117,927, respectively)	1,210,758	1,101,647
Cash and cash equivalents (cost—$36,850 and $38,784, respectively)	36,893	38,775
Interest receivable	9,884	6,820
Distribution receivable	5,381	5,079
Due from affiliates	181	—
Prepaid expenses and other assets	4,141	4,656
Total assets	1,267,238	1,156,977
Liabilities
Truist Credit Facility payable, at fair value (cost—$388,456 and $212,420, respectively)	385,016	206,940
2026 Notes payable, net (par— $150,000)	147,894	147,669
2026 Notes-2 payable, net (par— $165,000)	162,440	162,226
Payable for investment purchased	51,850	99,949
Distributions payable	4,566	13,697
Accounts payable and accrued expenses	4,323	6,754
Base management fee payable	4,004	3,915
Incentive fee payable	3,321	3,310
Interest payable on debt	3,125	6,231
Due to affiliates	1,557	4,099
Total liabilities	768,096	654,790
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,224,500 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	746,466	746,466
Accumulated deficit	(247,389)	(244,344)
Total net assets	$499,142	$502,187
Total liabilities and net assets	$1,267,238	$1,156,977
Net asset value per share	$7.65	$7.70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2023	2022
Investment income:
From non-controlled, non-affiliated investments:
Interest	$21,068	$22,231
Payment-in-kind	2	—
Dividend income	692	—
Other income	1,425	487
From non-controlled, affiliated investments:
Payment-in-kind	347	—
From controlled, affiliated investments:
Interest	5,481	2,858
Payment-in-kind	632	1,131
Dividend income	4,689	3,256
Total investment income	34,336	29,963
Expenses:
Interest and expenses on debt	9,557	9,729
Base management fee	4,004	4,602
Incentive fee	3,321	2,192
General and administrative expenses	1,214	841
Administrative services expenses	189	266
Expenses before provision for taxes	18,285	17,630
Provision for taxes on net investment income	393	2,000
Net expenses	18,678	19,630
Net investment income	15,658	10,333
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	2,581	4,064
Non-controlled and controlled, affiliated investments	(750)	—
Net realized gain (loss) on investments and debt	1,831	4,064
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(12,270)	(50,517)
Non-controlled and controlled, affiliated investments	7,324	(41,048)
Provision for taxes on unrealized appreciation (depreciation) on investments	150	896
Debt appreciation (depreciation)	(2,040)	4,378
Net change in unrealized appreciation (depreciation) on investments and debt	(6,836)	(86,291)
Net realized and unrealized gain (loss) from investments and debt	(5,005)	(82,227)
Net increase (decrease) in net assets resulting from operations	10,653	(71,894)
Net increase (decrease) in net assets resulting from operations per common share	$0.16	$(1.10)
Net investment income per common share	$0.24	$0.16

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands)

	Three Months Ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$15,658	$10,333
Net realized gain (loss) on investments and debt	1,831	4,064
Net change in unrealized appreciation (depreciation) on investments	(4,946)	(91,565)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	150	896
Net change in unrealized (appreciation) depreciation on debt	(2,040)	4,378
Net increase (decrease) in net assets resulting from operations	10,653	(71,894)
Distributions to stockholders:
Distribution of net investment income	(13,698)	(10,762)
Total distributios to stockholders	(13,698)	(10,762)
Net increase (decrease) in net assets	(3,045)	(82,656)
Net assets:
Beginning of period	502,187	585,565
End of period	$499,142	$502,909

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,653	$(71,894)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	4,946	91,565
Net change in unrealized appreciation (depreciation) on debt	2,040	(4,378)
Net realized (gain) loss on investments and cash equivalents	(1,831)	(4,064)
Net accretion of discount and amortization of premium	(281)	(822)
Purchases of investments	(281,000)	(86,182)
Payment-in-kind income	(980)	(1,131)
Proceeds from dispositions of investments	170,753	30,620
Amortization of deferred financing costs	439	454
(Increase) decrease in:
Interest receivable	(3,064)	(531)
Receivables from investments sold	—	29,494
Distribution receivable	(302)	(836)
Due from affiliate	(181)	—
Prepaid expenses and other assets	(235)	—
Increase (decrease) in:
Due to affiliate	(2,542)	43
Payable for investments purchased	(48,099)	8,325
Interest payable on debt	(3,106)	(2,973)
Base management fee payable, net	89	(247)
Incentive fee payable	11	2,192
Deferred tax liability	—	5,287
Accounts payable and accrued expenses	(2,431)	(4,485)
Net cash provided by (used in) operating activities	(155,121)	(9,563)
Cash flows from financing activities:
Distributions paid to stockholders	(22,828)	(9,784)
Borrowings under Truist Credit Facility	228,036	44,000
Repayments under Truist Credit Facility	(52,000)	(49,000)
Net cash provided by (used in) financing activities	153,208	(14,784)
Net increase (decrease) in cash equivalents	(1,913)	(24,347)
Effect of exchange rate changes on cash	31	280
Cash and cash equivalents, beginning of period	38,775	54,775
Cash and cash equivalents, end of period	$36,893	$30,708
Supplemental disclosure of cash flow information:
Interest paid	$12,224	$12,248
Taxes paid	$3,357	$299

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—176.2% of Net Assets (1), (2)
First Lien Secured Debt—113.2% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.97%	3M SOFR+660	5,131	$5,065	$5,106
A1 Garage Merger Sub, LLC - Unfunded Term Loan	12/21/2024	Personal, Food and Miscellaneous Services	—	—	1,788	—	18
A1 Garage Merger Sub, LLC - Revolver (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	—	(13)
ACP Avenu Buyer, LLC	10/02/2029	Business Services	11.64%	3M SOFR+625	6,500	6,381	6,338
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	10/02/2029	Business Services	—	—	3,045	—	(34)
ACP Avenu Buyer, LLC - Revolver (7)	10/02/2029	Business Services	—	—	1,218	—	(30)
ACP Falcon Buyer, Inc. - Revolver (7)	08/01/2029	Business Services	—	—	2,533	—	(28)
Ad.net Acquisition, LLC - Revolver	05/07/2026	Media	11.61%	3M SOFR+626	222	222	221
Ad.net Acquisition, LLC - Revolver (7)	05/07/2026	Media	—	—	222	—	(1)
Aeronix, Inc.	12/12/2028	Aerospace and Defense	10.88%	3M SOFR+550	20,000	19,702	19,700
Aeronix, Inc. - Revolver (7)	12/12/2028	Aerospace and Defense	—	—	2,489	—	—
AFC Dell Holding Corp.	04/09/2027	Distribution	11.72%	3M SOFR+640	2,294	2,263	2,263
AFC Dell Holding Corp. - Unfunded Term Loan	04/09/2027	Distribution	—	—	13,353	—	—
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/2024	Media	12.00%	3M SOFR+665	1,221	1,212	1,215
Anteriad, LLC (f/k/a MeritDirect, LLC) - Revolver (7)	05/23/2024	Media	—	—	1,612	—	(16)
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	11.61%	3M SOFR+585	3,015	3,011	2,985
Any Hour Services - Revolver (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(11)
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.25%	3M SOFR+585	813	807	797
Applied Technical Services, LLC - Revolver	12/29/2026	Environmental Services	13.25%	3M SOFR+475	575	575	563
Applied Technical Services, LLC - Revolver (7)	12/29/2026	Environmental Services	—	—	425	—	(9)
Arcfield Acquisition Corp. - Revolver (7)	08/04/2028	Aerospace and Defense	—	—	3,521	—	(35)
Berwick Industrial Park	05/02/2024	Buildings and Real Estate	11.50%	—	4,000	4,033	3,956
Beta Plus Technologies, Inc.	07/01/2029	Business Services	11.10%	3M SOFR+575	4,938	4,860	4,740
BioDerm, Inc. - Revolver	01/31/2028	Healthcare, Education and Childcare	11.84%	3M SOFR+650	268	268	265
BioDerm, Inc. - Revolver (7)	01/31/2028	Healthcare, Education and Childcare	—	—	804	—	(8)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	11.70%	3M SOFR+640	5,699	5,657	5,627
Blackhawk Industrial Distribution, Inc.(7)	09/17/2026	Distribution	—	—	2,996	—	(8)
Blackhawk Industrial Distribution, Inc. - Revolver	09/17/2026	Distribution	13.75%	3M SOFR+525	1,030	1,030	1,017
Blackhawk Industrial Distribution, Inc. - Revolver (7)	09/17/2026	Distribution	—	—	2,402	—	(30)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	12.04%	3M SOFR+665	1,118	1,097	1,095
Broder Bros., Co.	12/04/2025	Consumer Products	11.61%	3M SOFR+626	9,773	9,773	9,773
Carisk Buyer, Inc.	12/01/2029	Healthcare, Education and Childcare	11.10%	3M SOFR+575	5,500	5,418	5,418
Carisk Buyer, Inc. - Unfunded Term Loan (7)	12/01/2029	Healthcare, Education and Childcare	—	—	4,813	—	(24)
Carisk Buyer, Inc. - Revolver (7)	12/01/2029	Healthcare, Education and Childcare	—	—	1,750	—	(26)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	11.10%	3M SOFR+575	33,970	33,435	33,970
Cartessa Aesthetics, LLC - Revolver	06/14/2028	Distribution	11.10%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Revolver (7)	06/14/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	11.56%	3M SOFR+619	6,575	6,512	6,444
CF512, Inc. - Revolver (7)	08/20/2026	Media	—	—	909	—	(18)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.90%	3M SOFR+555	946	938	946
Compex Legal Services, Inc. - Revolver	02/07/2025	Business Services	10.90%	3M SOFR+555	197	197	197
Compex Legal Services, Inc. - Revolver (7)	02/07/2025	Business Services	—	—	459	—	—
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	12.86%	3M SOFR+750	1,985	1,855	1,985
Connatix Buyer, Inc. - Revolver (7)	07/13/2027	Media	—	—	1,875	—	(84)
Crane 1 Services, Inc. - Revolver	08/16/2027	Personal, Food and Miscellaneous Services	10.36%	3M SOFR+501	117	117	116
Crane 1 Services, Inc. - Revolver (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	175	—	(1)
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	11.22%	3M SOFR+585	6,189	6,136	6,189
Dr. Squatch, LLC (7)	08/27/2026	Personal and Non-Durable Consumer Products	—	—	2,000	—	20
Dr. Squatch, LLC - Revolver (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	2,326	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.75%	3M SOFR+640	6	6	6
DRS Holdings III, Inc. - Revolver (7)	11/03/2025	Consumer Products	—	—	1,783	—	(20)
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	11.62%	3M SOFR+625	6,203	6,121	6,141
EDS Buyer, LLC - Unfunded Term Loan	12/22/2028	Aerospace and Defense	—	—	5,625	—	14
EDS Buyer, LLC - Revolver (7)	12/22/2028	Aerospace and Defense	—	—	1,688	—	(17)
ETE Intermediate II, LLC - Revolver (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	1,656	—	—
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.46%	3M SOFR+610	24,313	24,051	23,948
Exigo Intermediate II, LLC - Revolver (7)	03/15/2027	Business Services	—	—	1,856	—	(28)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.46%	3M SOFR+710	196	196	193
Five Star Buyer, Inc. - Unfunded Term Loan (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	837	—	(13)
Five Star Buyer, Inc. - Revolver (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(11)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.98%	3M SOFR+560	890	$882	$881
Graffiti Buyer, Inc. - Revolver	08/10/2027	Distribution	10.98%	3M SOFR+560	265	265	262
Graffiti Buyer, Inc. - Revolver (7)	08/10/2027	Distribution	—	—	504	—	(5)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.96%	1M SOFR+560	335	335	322
Hancock Roofing and Construction L.L.C. - Revolver (7)	12/31/2026	Insurance	—	—	415	—	(17)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.75%	3M SOFR+600	10,617	10,439	10,555
Holdco Sands Intermediate, LLC - Revolver (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	(39)
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.50%	1M SOFR+615	278	276	278
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	17
HV Watterson Holdings, LLC - Revolver	12/17/2026	Business Services	11.50%	3M SOFR+615	1,000	1,000	1,000
HV Watterson Holdings, LLC - Revolver (7)	12/17/2026	Business Services	—	—	250	—	—
HW Holdco, LLC	12/10/2024	Media	11.81%	3M SOFR+640	11,237	11,182	11,069
HW Holdco, LLC - Revolver	12/10/2024	Media	11.79%	3M SOFR+640	271	271	267
HW Holdco, LLC - Revolver (7)	12/10/2024	Media	—	—	3,116	—	(47)
IG Investments Holdings, LLC - Revolver (7)	09/22/2027	Business Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(12)
Imagine Acquisitionco, LLC - Revolver (7)	11/15/2027	Business Services	—	—	1,685	—	(25)
Inception Fertility Ventures, LLC	12/07/2024	Healthcare, Education and Childcare	12.64%	3M SOFR+725	21,249	21,077	21,249
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.22%	3M SOFR+685	2,084	2,084	2,084
Infinity Home Services Holdco, Inc. (10)	12/28/2028	Personal, Food and Miscellaneous Services	11.50%	3M SOFR+600	CAD 2,223	1,599	1,656
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	02/15/2024	Personal, Food and Miscellaneous Services	—	—	1,135	—	—
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (7)	11/17/2025	Personal, Food and Miscellaneous Services	—	—	9,384	—	(47)
Infinity Home Services Holdco, Inc. - Revolver (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.21%	3M SOFR+585	1,416	1,402	1,416
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.54%	3M SOFR+615	9,940	9,902	9,840
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	2,325	—	(12)
Integrity Marketing Acquisition, LLC - Revolver (7)	08/31/2025	Insurance	—	—	160	—	—
Inventus Power, Inc. - Revolver (7)	06/30/2025	Electronics	—	—	1,729	—	(35)
ITI Holdings, Inc.	03/03/2028	Business Services	11.02%	3M SOFR+565	8,815	8,701	8,551
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	12.07%	3M SOFR+560	1,121	1,121	1,087
ITI Holdings, Inc. - Revolver (7)	03/03/2028	Business Services	—	—	370	—	(11)
K2 Pure Solutions NoCal, L.P.	01/31/2024	Chemicals, Plastics and Rubber	15.46%	3M SOFR+1010	8,859	8,856	8,859
K2 Pure Solutions NoCal, L.P. - Revolver (7)	01/31/2024	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.50%	3M SOFR+615	9,150	8,947	9,104
Kinetic Purchaser, LLC - Revolver (7)	11/10/2026	Consumer Products	—	—	4,854	—	(24)
Lash OpCo, LLC	02/18/2027	Consumer Products	12.48%	1M SOFR+700	2,799	2,760	2,785
Lash OpCo, LLC - Revolver	08/16/2026	Consumer Products	12.53%	1M SOFR+700	1,977	1,977	1,967
Lash OpCo, LLC - Revolver (7)	08/16/2026	Consumer Products	—	—	935	—	(5)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	11.81%	1M SOFR+640	2,047	2,047	2,002
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	12.00%	3M SOFR+665	9,062	8,950	8,971
Ledge Lounger, Inc. - Revolver	11/09/2026	Consumer Products	12.00%	3M SOFR+665	1,449	1,449	1,435
Ledge Lounger, Inc. - Revolver (7)	11/09/2026	Consumer Products	—	—	483	—	(5)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.71%	1M SOFR+535	2,192	2,182	2,182
Lightspeed Buyer Inc. - Revolver (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	(6)
LJ Avalon Holdings, LLC	02/01/2030	Environmental Services	11.86%	1M SOFR+640	572	565	560
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Environmental Services	—	—	894	—	(4)
LJ Avalon Holdings, LLC - Revolver (7)	01/31/2030	Environmental Services	—	—	587	—	(12)
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	12.60%	3M SOFR+725	5,550	5,370	5,404
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	12.35%	3M SOFR+700	4,975	4,883	4,925
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	12.35%	3M SOFR+700	347	347	344
Loving Tan Intermediate II, Inc. - Revolver (7)	05/31/2028	Consumer Products	—	—	284	—	(3)
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.00%	3M SOFR+565	1,831	1,805	1,831
Mars Acquisition Holdings Corp. - Revolver (7)	05/14/2026	Media	—	—	1,209	—	—
MBS Holdings, Inc. - Revolver	04/16/2027	Telecommunications	11.21%	3M SOFR+585	417	417	410
MBS Holdings, Inc. - Revolver (7)	04/16/2027	Telecommunications	—	—	278	—	(4)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	11.54%	3M SOFR+625	20,084	19,796	19,585
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	11.38%	3M SOFR+600	787	787	767
MDI Buyer, Inc. - Revolver (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,440	-	(22)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.66%	3M SOFR+565	1,937	1,920	1,879
Meadowlark Acquirer, LLC Term Loan II	12/10/2027	Business Services	—	—	8,922	—	(178)
Meadowlark Acquirer, LLC - Revolver (7)	12/10/2027	Business Services	—	—	1,685	—	(51)
Medina Health, LLC	10/20/2028	Healthcare, Education and Childcare	11.60%	3M SOFR+625	19,949	19,608	19,550
Medina Health, LLC - Revolver	10/20/2028	Healthcare, Education and Childcare	11.60%	3M SOFR+625	416	416	408
Medina Health, LLC - Revolver (7)	10/20/2028	Healthcare, Education and Childcare	—	—	2,358	—	(47)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)
DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	10.52%	3M SOFR+515	483	$483	$483
Municipal Emergency Services, Inc. - Unfunded Term Loan A	12/16/2024	Distribution	—	—	769	—	(1)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distribution	—	—	2,510	—	(3)
Municipal Emergency Services, Inc. - Revolver (7)	09/28/2027	Distribution	—	—	1,880	—	(2)
NBH Group LLC - Revolver (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(70)
Neptune Flood Incorporated - Revolver (7)	05/09/2029	Insurance	—	—	541	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	11.70%	3M SOFR+635	5,486	5,381	5,404
NORA Acquisition, LLC - Revolver (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	(41)
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Conglomerate Service	10.85%	3M SOFR+550	3,500	3,448	3,448
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	03/28/2024	Diversified Conglomerate Service	—	—	2,800	—	—
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (7)	12/29/2025	Diversified Conglomerate Service	—	—	4,900	—	—
Omnia Exterior Solutions, LLC - Revolver (7)	12/29/2029	Diversified Conglomerate Service	—	—	1,400	—	—
ORL Acquisition, Inc.	09/03/2027	Business Services	12.75%	3M SOFR+740	4,397	4,339	3,738
ORL Acquisition, Inc. - Revolver (7)	09/03/2027	Business Services	—	—	597	—	(90)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	11.22%	3M SOFR+585	6,500	6,386	6,386
OSP Embedded Purchaser, LLC - Revolver (7)	12/15/2029	Aerospace and Defense	—	—	1,477	—	—
Ox Two, LLC	05/18/2026	Building Materials	12.90%	1M SOFR+751	13,578	13,457	13,408
Ox Two, LLC - Revolver (7)	05/18/2026	Building Materials	—	—	2,419	—	(30)
Pacific Purchaser, LLC	09/30/2028	Business Services	11.43%	3M SOFR+625	13,000	12,747	12,805
Pacific Purchaser, LLC - Unfunded Term Loan (7)	09/30/2028	Business Services	—	—	2,747	—	—
Pacific Purchaser, LLC - Revolver (7)	09/30/2028	Business Services	—	—	1,373	—	(21)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc. - Revolver (7)	12/02/2026	Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC - Revolver (7)	11/09/2027	Retail	—	—	3,236	—	(372)
Pragmatic Institute, LLC	07/06/2028	Business Services	11.14%	3M SOFR+575	34,898	34,478	32,630
Pragmatic Institute, LLC Unfunded Term Loan	07/06/2028	Business Services	—	—	7,193	—	(396)
Pragmatic Institute, LLC - Revolver	07/06/2028	Business Services	11.14%	3M SOFR+575	4,795	4,795	4,483
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.70%	3M SOFR+635	1,480	1,471	1,450
Quantic Electronics, LLC - Revolver	11/19/2026	Aerospace and Defense	11.70%	3M SOFR+635	528	528	518
Questex, LLC	09/09/2024	Media	9.77%	3M SOFR+440	20,193	20,135	20,193
Questex, LLC - Revolver (7)	09/09/2024	Media	—	—	3,590	—	—
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	11.24%	3M SOFR+575	594	594	588
Radius Aerospace, Inc. - Revolver (7)	03/31/2025	Aerospace and Defense	—	—	1,633	—	(16)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	11.24%	3M SOFR+585	79	79	79
Rancho Health MSO, Inc. - Unfunded Term Loan	12/18/2025	Healthcare, Education and Childcare	—	—	494	—	—
Rancho Health MSO, Inc. - Revolver	12/18/2025	Healthcare, Education and Childcare	11.20%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. - Revolver (7)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	11.50%	3M SOFR+615	5,848	5,780	5,672
Recteq, LLC - Revolver (7)	01/29/2026	Consumer Products	—	—	1,127	—	(39)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.14%	3M SOFR+576	124	124	109
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.46%	3M SOFR+510	91	91	90
Riverpoint Medical, LLC - Revolver (7)	06/20/2025	Healthcare, Education and Childcare	—	—	273	—	(2)
Riverside Assessments, LLC	03/10/2025	Education	11.28%	3M SOFR+590	11,640	11,544	11,524
Rural Sourcing Holdings, Inc. - Unfunded Term Loan	06/15/2029	Business Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. - Revolver (7)	06/15/2029	Business Services	—	—	860	—	(13)
S101 Holdings, Inc. - Unfunded Term Loan (7)	06/15/2024	Electronics	—	—	2,277	—	—
S101 Holdings, Inc. - Unfunded Term Loan 2 (7)	12/15/2024	Electronics	—	—	5,313	—	—
Sales Benchmark Index LLC - Revolver (7)	01/03/2025	Business Services	—	—	732	—	(4)
Sargent & Greenleaf Inc. - Revolver	12/20/2024	Electronics	11.92%	3M SOFR+660	338	338	336
Sargent & Greenleaf Inc. - Revolver (7)	12/20/2024	Electronics	—	—	274	—	(1)
Schlesinger Global, Inc.	07/14/2025	Business Services	13.16%	3M SOFR+715	4,635	4,604	4,485
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	12.53%	3M SOFR+715	30	30	29
			(PIK 0.5%)
Schlesinger Global, Inc. - Revolver (7)	07/14/2025	Business Services	—	—	9	—	—
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	11.52%	3M SOFR+615	4,740	4,681	4,574
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.50%	3M SOFR+615	313	313	302
Seaway Buyer, LLC - Revolver (7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(98)
Shiftkey, LLC	06/21/2027	Business Services	11.36%	3M SOFR+601	17,730	17,598	17,234
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	12.50%	1M SOFR+715	26,138	25,532	25,877
Sigma Defense Systems, LLC - Revolver	12/18/2027	Telecommunications	12.50%	1M SOFR+715	1,786	1,786	1,768
Sigma Defense Systems, LLC - Revolver (7)	12/18/2027	Telecommunications	—	—	1,190	—	(12)
Signature Systems Holding Company - Revolver (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	—
Solutionreach, Inc. - Revolver (7)	07/17/2025	Communications	—	—	833	—	(2)
Spendmend Holdings LLC	03/01/2028	Business Services	11.00%	3M SOFR+565	99	98	98
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	11.02%	3M SOFR+565	561	561	554
Spendmend Holdings LLC (7)	03/01/2028	Business Services	—	—	2,684	—	(9)

Cas

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spendmend Holdings LLC - Revolver (7)	03/01/2028	Business Services	—	—	841	$-	$(9)
System Planning and Analysis, Inc. - Revolver (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(18)
The Bluebird Group LLC	07/27/2026	Business Services	12.00%	3M SOFR+665	2,549	2,515	2,521
The Bluebird Group LLC - Revolver (7)	07/27/2026	Business Services	—	—	734	—	(8)
The Plimpton & Hills Corporation	11/08/2029	Distribution	11.37%	3M SOFR+600	14,400	14,186	14,184
The Plimpton & Hills Corporation - Unfunded Term Loan (7)	11/07/2025	Distribution	—	—	9,144	—	(46)
The Vertex Companies, LLC	08/30/2027	Business Services	11.71%	3M SOFR+635	185	182	186
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	11.46%	3M SOFR+610	248	248	247
The Vertex Companies, LLC - Revolver (7)	08/30/2027	Business Services	—	—	492	—	(1)
TransGo, LLC	12/29/2028	Machinery	11.35%	3M SOFR+600	25,000	24,626	24,625
TransGo, LLC - Revolver (7)	12/29/2028	Machinery	—	—	3,323	—	—
TWS Acquisition Corporation - Revolver (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (New Issue) - Revolver	04/01/2026	Aerospace and Defense	11.02%	3M SOFR+565	109	109	101
Tyto Athene, LLC - Revolver (7)	04/01/2026	Aerospace and Defense	—	—	255	—	(19)
Urology Management Holdings, Inc.	06/15/2026	Healthcare, Education and Childcare	12.04%	3M SOFR+665	4,189	4,189	4,102
Urology Management Holdings, Inc. - Unfunded Term Loan	02/01/2024	Healthcare, Education and Childcare	—	—	3,033	—	(63)
Watchtower Intermediate, LLC	12/01/2029	Electronics	11.38%	3M SOFR+600	19,250	18,941	18,865
Watchtower Intermediate, LLC. - Unfunded Term Loan (7)	12/01/2025	Electronics	—	—	4,200	—	(37)
Watchtower Intermediate, LLC. - Revolver	12/01/2029	Electronics	11.38%	3M SOFR+600	1,260	1,260	1,235
Watchtower Intermediate, LLC. - Revolver (7)	12/01/2029	Electronics	—	—	5,040	—	(101)
Wildcat Buyerco, Inc.	02/27/2027	Electronics	11.11%	3M SOFR+575	4,620	4,573	4,551
Wildcat Buyerco, Inc. - Unfunded Term Loan (7)	02/27/2027	Electronics	—	—	2,737	—	(14)
Wildcat Buyerco, Inc. - Revolver (7)	02/27/2027	Electronics	—	—	551	—	(8)
Zips Car Wash, LLC	03/01/2024	Auto Sector	12.71%	3M SOFR+735	2,589	2,582	2,531
Total First Lien Secured Debt						571,058	565,170
Second Lien Secured Debt—15.7% of Net Assets
Ascensus Holdings, Inc.	08/02/2028	Financial Services	12.18%	3M SOFR+676	3,000	2,728	2,876
Atlas Purchaser, Inc	05/07/2029	Telecommunications	14.64%	3M SOFR+900	17,000	16,613	11,509
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.52%	3M SOFR+915	17,825	17,573	17,469
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.46%	3M SOFR+910	8,000	7,680	7,920
ENC Parent Corporation	08/19/2029	Business Services	13.11%	3M SOFR+776	7,500	7,441	6,900
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.71%	1M SOFR+835	32,500	32,248	31,606
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.47%	3M SOFR+1010	150	148	150
Total Second Lien Secured Debt						84,431	78,430
Subordinated Debt/Corporate Notes—9.8% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	15.11%	3M SOFR+976	22,219	21,588	21,552
Flock Financial, LLC	05/26/2027	Financial Services	14.50%	—	34,000	33,385	27,200
Total Subordinated Debt/Corporate Notes						54,973	48,752
Preferred Equity/Partnership Interests—3.1% of Net Assets (6)
Ad.net Holdings, Inc.	—	Media	—	—	2,400	240	267
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	994
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,158
Cartessa Aesthetics, LLC (9)	—	Distribution	—	—	3,562,500	3,563	5,287
Gauge Lash Coinvest, LLC - Preferred Equity	—	Consumer Products	—	—	64,967	351	1,103
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity	—	Business Services	—	—	1	1	1
Imagine Topco, LP Preferred	—	Business Services	8.00%	—	743,826	744	769
Mars Intermediate Holdings II, Inc (9)	—	Media	—	—	414	414	568
Magnolia Topco LP - Class A Preferred Equity (9)	—	Auto Sector	—	—	1,545	1,545	1,598
Magnolia Topco LP - Class B Preferred Equity (9)	—	Auto Sector	—	—	1,018	643	546
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	163
ORL Holdco, Inc.	—	Business Services	—	—	575	57	—
PL Acquisitionco, LLC - Preferred Equity	—	Retail	—	—	37	37	42
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	2,564
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	329
TWD Parent Holdings, LLC Preferred	—	Business Services	—	—	30	30	38
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						11,166	15,427
Common Equity/Partnership Interests/Warrants—24.4% of Net Assets (6)
A1 Garage Equity, LLC (9)	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,430
Ad.net Holdings, Inc.	—	Media	—	—	2,667	27	—
AFC Acquisitions, Inc. (9)	—	Distribution	—	—	749,163	749	749
Affinion Group Holdings, Inc. (Warrants)	04/10/24	Consumer Products	—	—	77,190	2,126	—
Aftermarket Drivetrain Products Holdings, LLC	—	Machinery	—	—	1,645	1,645	1,645
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,125
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	$125	$126
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	3,318
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	—
Athletico Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	9,676
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,448
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	650
Carisk Parent, L.P. - Common Equity	—	Healthcare, Education and Childcare	—	—	169,231	169	169
Connatix Parent, LLC	—	Media	—	—	57,416	632	253
Consello Pacific Aggregator, LLC (9)	—	Business Services	—	—	782,891	783	799
Cowboy Parent LLC	—	Distribution	—	—	27,778	3,015	5,410
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	169
Delta InvestCo LP	—	Telecommunications	—	—	863,299	848	1,350
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	277,745	—	—
(Sigma Defense Systems, LLC) (7), (9)
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	2,144
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	938	971
Exigo, LLC	—	Business Services	—	—	1,458,333	1,458	1,681
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,578	489	1,596
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense	—	—	20,882	2,175	2,392
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	675
Gauge ETE Blocker, LLC - Common Equity	—	Personal, Food and Miscellaneous Services	—	—	374,444	374	371
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	4,311
Gauge Loving Tan, LP - Common Equity	—	Consumer Products	—	—	462,827	463	394
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	10	5
(TVC Enterprises, LLC)
GCOM InvestCo LP	—	Business Services	—	—	2,434	1,003	542
GMP Hills, LP - Common Equity	—	Distribution	—	—	3,747,470	3,747	3,747
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	1,621
(American Insulated Glass, LLC) (9)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	207
HPA SPQ Aggregator LP- Common Equity	—	Business Services	—	—	750,399	750	750
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,635
Icon Partners V C, L.P.	—	Business Services	—	—	1,122,549	1,123	1,060
Icon Partners V C, L.P. (7)	—	Business Services	—	—	377,451	—	(21)
IHS Parent Holdngs, L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,759
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	2,297
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	654
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP(9)	—	Healthcare, Education and Childcare	—	—	162,445	1,645	1,927
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	267
(Cano Health, LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)(9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,735
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,641
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	385	861
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	—	25
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	946
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	721
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	868
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (9)	—	Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (9)	—	Auto Sector	—	—	1,017,840	—	—
Mars Intermidiate Holdings II, Inc. (9)	—	Media	—	—	414	—	116
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	2,752
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	—
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	5,096
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,250	66
(Recteq, LLC) (9)
New Medina Health, LLC (9)	—	Healthcare, Education and Childcare	—	—	1,429,480	1,429	1,429
NORA Parent Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	1,257	1,257	1,262
North Haven Saints Equity Holdings, LP(9)	—	Business Services	—	—	351,553	352	369
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	899	2,595
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	691,666	692	581
OHCP V BC COI, L.P. (7)	—	Distribution	—	—	58,334	—	(9)
ORL Holdco, Inc.	—	Business Services	—	—	638	5	—
OSP Embedded Aggregator, LP	—	Aerospace and Defense	—	—	870,536	871	871
PennantPark-TSO Senior Loan Fund II, LP	—	Financial Services	—	—	12,269,640	12,270	12,644
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	$1,918	$29
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,469
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	451
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,097
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	294
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,117
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	2,120
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	572
SSC Dominion Holdings, LLC	—	Electronics	—	—	71	71	2,455
Class B (US Dominion, Inc.)						—	—
StellPen Holdings, LLC	—	Media	—	—	153,846	154	152
(CF512, Inc.)						—	—
SV Aero Holdings, LLC (9)	—	Aerospace and Defense	—	—	25	247	247
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	254,206	250	465
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	539,282	506	952
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	356,162	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	194
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	5
(The Vertex Companies, LLC)
UniVista Insurance (9)	—	Business Services	—	—	400	357	613
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	933
Watchtower Holdings, LLC (9)	—	Electronics	—	—	1,241,935	1,242	1,261
WCP Ivyrehab QP CF Feeder, LP (9)	—	Healthcare, Education and Childcare	—	—	3,715,012	3,754	4,071
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	—	Healthcare, Education and Childcare	—	—	284,988	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	98	753
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						106,034	121,620
US Government Securities—10.0% of Net Assets
U.S. Treasury Bill (5)	01/23/2024	Short-Term U.S. Government Securities	5.23%	—	50,000	49,855	49,846
Total Cash and Cash Equivalents						49,855	49,846
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						877,517	879,245
Investments in Non-Controlled, Affiliated Portfolio Companies—8.2% of Net Assets (1), (2)
First Lien Secured Debt—2.2% of Net Assets
Walker Edison Furniture Company LLC	03/01/2029	Home and Office Furnishings	12.21%	3M SOFR+685	8,055	8,055	7,894
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/01/2029	Home and Office Furnishings	—	—	2,083	—	(42)
Walker Edison Furniture Company LLC - Junior Revolver	03/01/2029	Home and Office Furnishings	11.71%	3M SOFR+635	3,333	3,333	3,333
Total First Lien Secured Debt						11,388	11,185
Preferred Equity/Partnership Interests—5.9% of Net Assets(6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	5,887,236	32,791	28,519
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,125
Total Preferred Equity/Partnership Interests						33,709	29,644
Common Equity/Partnership Interests/Warrants—0% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,853	—
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	—
Total Common Equity/Partnership Interests/Warrants						9,639	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						54,736	40,829

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

DECEMBER 31, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—58.2% of Net Assets (1), (2)
First Lien Secured Debt—20.3% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	12.31%	3M SOFR+700	£40,867	$56,020	$52,097
MidOcean JF Holdings Corp.	07/31/2026	Distribution	11.43%	3M SOFR+605	50,000	49,281	49,250
Total First Lien Secured Debt						105,301	101,347
Second Lien Secured Debt—0.0% of Net Assets
Mailsouth Inc. (6)	04/23/2025	Printing and Publishing	—	—	15,453	12,384	—
Total Second Lien Secured Debt						12,384	—
Subordinated Debt—20.5% of Net Assets
PennantPark Senior Loan Fund, LLC	07/31/2027	Financial Services	13.38%	3M SOFR+800	102,325	102,325	102,325
Total Subordinated Debt						102,325	102,325
Common Equity—17.4% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	130	2,974
JF Intermediate, LLC	—	Distribution			43,918	4,488	21,234
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	58,580,060	58,643	62,804
Total Common Equity						79,777	87,012
Total Investments in Controlled, Affiliated Portfolio Companies						299,787	290,684
Total Investments—242.6% of Net Assets						1,232,040	1,210,758
Cash and Cash Equivalents—7.4% of Net Assets
BlackRock Federal FD Institutional 30						25,998	25,998
Non-Money Market Cash						10,852	10,895
Total Cash and Cash Equivalents						36,850	36,893
Total Investments and Cash Equivalents—250% of Net Assets						$1,268,890	$1,247,651
Liabilities in Excess of Other Assets—(150.0%) of Net Assets							(748,509)
Net Assets—100.0%							$499,142
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
(9)
Investment is held through our Taxable Subsidiary (See Note 1).
(10)
Par / Shares amount is denominated in British Pounds (£) and in Canadian (CAD) as denoted.
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023, qualifying assets represent 79% of the Company’s total assets and non-qualifying assets represent 21% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.42%	3M SOFR+710	196	$196	$193
Five Star Buyer, Inc. - Unfunded Term Loan	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	837	—	(13)
Five Star Buyer, Inc. (Revolver) (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(11)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.98%	3M SOFR+560	613	608	607
Graffiti Buyer, Inc. (7)	12/08/2023	Distribution	—	—	276	—	—
Graffiti Buyer, Inc. (Revolver)	08/10/2027	Distribution	11.77%	3M SOFR+560	239	239	237
Graffiti Buyer, Inc. (Revolver) (7)	08/10/2027	Distribution	—	—	529	—	(5)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.92%	1M SOFR+560	335	335	327
Hancock Roofing and Construction L.L.C. (Revolver) (7)	12/31/2026	Insurance	—	—	415	—	(10)
Holdco Sands Intermediate, LLC	11/23/2028	Aerospace and Defense	11.32%	6M SOFR+585	1,898	1,868	1,898
Holdco Sands Intermediate, LLC (Revolver) (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.79%	1M SOFR+625	279	278	279
HV Watterson Holdings, LLC (7)	12/17/2026	Business Services	—	—	2,219	—	12
HV Watterson Holdings, LLC - (Revolver)	12/17/2026	Business Services	11.79%	3M SOFR+625	1,200	1,200	1,198
HV Watterson Holdings, LLC - (Revolver)(7)	12/17/2026	Business Services	—	—	50	—	—
HW Holdco, LLC	12/10/2024	Media	11.28%	3M SOFR+640	11,237	11,167	11,069
HW Holdco, LLC (Revolver)	12/10/2024	Media	11.82%	3M SOFR+640	271	271	267
HW Holdco, LLC (Revolver) (7)	12/10/2024	Media	—	—	3,116	—	(47)
IG Investments Holdings, LLC (Revolver) (7)	09/22/2027	Business Services	—	—	477	—	(7)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	2,341	—	(12)
Imagine Acquisitionco, LLC (Revolver) (7)	11/15/2027	Business Services	—	—	1,685	—	(25)
Inception Fertility Ventures, LLC	12/07/2023	Healthcare, Education and Childcare	12.49%	3M SOFR+715	20,300	20,100	20,300
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.24%	3M SOFR+685	2,089	2,089	2,089
Infinity Home Services Holdco, Inc. - Unfunded Term Loan	12/28/2023	Personal, Food and Miscellaneous Services	—	—	1,135	—	—
Infinity Home Services Holdco, Inc.(Revolver) (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,292	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.17%	1M SOFR+585	1,420	1,416	1,420
Infolinks Media Buyco, LLC (7)	11/01/2023	Media	—	—	949	—	10
Integrated Data Services - Term Loan	08/01/2029	Business Services	11.87%	3M SOFR+650	15,467	15,161	15,106
Integrated Data Services - (Revolver)	08/01/2029	Business Services	—	—	2,533	—	(59)
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.41%	3M SOFR+615	9,880	9,839	9,781
Integrity Marketing Acquisition, LLC - Unfunded Term Loan	08/31/2025	Insurance	—	—	2,500	—	(13)
Integrity Marketing Acquisition, LLC (Revolver) (7)	08/31/2025	Insurance	—	—	160	—	—
Inventus Power, Inc.	06/30/2025	Electronics	12.93%	1M SOFR+761	13,234	12,998	12,969
Inventus Power, Inc. (Revolver) (7)	06/30/2025	Electronics	—	—	1,729	—	(35)
ITI Holdings, Inc.	03/03/2028	Business Services	11.06%	3M SOFR+615	8,838	8,718	8,661
ITI Holdings, Inc. (Revolver)	03/03/2028	Business Services	10.70%	1M SOFR+560	1,121	1,121	1,098
ITI Holdings, Inc. (Revolver) (7)	03/03/2028	Business Services	—	—	370	—	(7)
K2 Pure Solutions NoCal, L.P.	12/20/2023	Chemicals, Plastics and Rubber	13.42%	1M SOFR+810	9,409	9,402	9,409
K2 Pure Solutions NoCal, L.P. (Revolver) (7)	12/20/2023	Chemicals, Plastics and Rubber	—	—	1,938	—	—
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.54%	3M SOFR+615	9,173	8,957	9,035
Kinetic Purchaser, LLC (Revolver) (7)	11/10/2026	Consumer Products	—	—	4,854	—	(73)
Lash OpCo, LLC	02/18/2027	Consumer Products	11.88%	1M SOFR+700	2,807	2,764	2,779
Lash OpCo, LLC (Revolver)	08/16/2026	Consumer Products	12.15%	1M SOFR+700	1,977	1,977	1,957
Lash OpCo, LLC (Revolver) (7)	08/16/2026	Consumer Products	—	—	935	—	(9)
LAV Gear Holdings, Inc.	10/31/2024	Leisure, Amusement, Motion Pictures, Entertainment	11.79%	1M SOFR+640	51	51	51
			(PIK 5.50%)
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.79%	3M SOFR+625	9,085	8,964	8,971
Ledge Lounger, Inc. (Revolver) (7)	11/09/2026	Consumer Products	—	—	1,933	—	(24)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.67%	1M SOFR+535	2,198	2,187	2,176
Lightspeed Buyer Inc. (Revolver) (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	(12)
LJ Avalon Holdings, LLC	07/31/2024	Environmental Services	11.79%	3M SOFR+640	208	205	204
LJ Avalon Holdings, LLC - Unfunded Term Loan	07/31/2024	Environmental Services	—	—	1,260	—	(6)
LJ Avalon Holdings, LLC (Revolver)(7)	01/31/2030	Environmental Services	—	—	587	—	(12)
LSF9 Atlantis Holdings, LLC	03/31/2029	Retail	12.64%	3M SOFR+725	5,625	5,436	5,381
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	12.39%	3M SOFR+700	4,988	4,892	4,913
Loving Tan Intermediate II, Inc. (Revolver)	05/31/2028	Consumer Products	12.39%	3M SOFR+700	347	347	342
Loving Tan Intermediate II, Inc. (Revolver)(7)	05/31/2028	Consumer Products	—	—	284	—	(4)
Mars Acquisition Holdings Corp.	05/14/2026	Media	11.04%	3M SOFR+565	1,835	1,807	1,817
Mars Acquisition Holdings Corp. (Revolver)(7)	05/14/2026	Media	—	—	1,209	—	(12)
MBS Holdings, Inc. (Revolver)	04/16/2027	Telecommunications	11.17%	1M SOFR+585	111	111	109
MBS Holdings, Inc. (Revolver) (7)	04/16/2027	Telecommunications	—	—	583	—	(9)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	11.27%	3M SOFR+600	20,135	19,835	19,685
MDI Buyer, Inc. (Revolver)	07/25/2028	Chemicals, Plastics and Rubber	10.92%	3M SOFR+600	1,039	1,039	1,016
MDI Buyer, Inc. (Revolver) (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,188	—	(15)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	10.66%	3M SOFR+550	1,937	1,919	1,888
Meadowlark Acquirer, LLC Term Loan I	12/10/2027	Business Services	—	—	1,038	—	(16)
Meadowlark Acquirer, LLC Term Loan II	12/10/2027	Business Services	—	—	8,922	—	(134)
Meadowlark Acquirer, LLC (Revolver) (7)	12/10/2027	Business Services	—	—	1,685	—	(43)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	11.05%	3M SOFR+565	484	$484	$474
Municipal Emergency Services, Inc. - Unfunded Term Loan A	06/16/2023	Distribution	—	—	769	—	(17)
Municipal Emergency Services, Inc. - Unfunded Term Loan B	12/16/2024	Distribution	—	—	2,510	—	(55)
Municipal Emergency Services, Inc. (Revolver)	09/28/2027	Distribution	11.04%	3M SOFR+565	752	752	736
Municipal Emergency Services, Inc. (Revolver) (7)	09/28/2027	Distribution	—	—	1,128	—	(25)
NBH Group LLC (Revolver) (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(23)
Neptune Flood Incorporated (Revolver) (7)	05/09/2029	Insurance	—	—	541	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	11.74%	3M SOFR+635	20,500	20,092	20,090
NORA Acquisition, LLC (Revolver) (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	(54)
ORL Acquisition, Inc.	09/03/2027	Business Services	12.84%	3M SOFR+725	4,409	4,347	4,012
ORL Acquisition, Inc. (Revolver) (7)	09/03/2027	Business Services	—	—	597	—	(54)
Ox Two, LLC	05/18/2026	Building Materials	12.90%	1M SOFR+725	13,578	13,445	13,340
Ox Two, LLC (Revolver) (7)	05/18/2026	Building Materials	—	—	2,419	—	(42)
Pequod Merger Sub, Inc. - Unfunded Term Loan	12/02/2026	Financial Services	—	—	2,847	—	(57)
Pequod Merger Sub, Inc. (Revolver) (7)	12/02/2026	Financial Services	—	—	757	—	(15)
PL Acquisitionco, LLC (Revolver) (7)	11/09/2027	Retail	—	—	3,236	—	(324)
Pragmatic Institute, LLC	07/06/2028	Business Services	11.17%	3M SOFR+575	34,987	34,547	33,412
Pragmatic Institute, LLC Unfunded Term Loan	07/06/2028	Business Services	—	—	7,193	—	(252)
Pragmatic Institute, LL (Revolver)	07/06/2028	Business Services	11.17%	3M SOFR+575	4,795	4,795	4,579
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.74%	3M SOFR+635	1,484	1,474	1,461
Quantic Electronics, LLC (Revolver)	11/19/2026	Aerospace and Defense	11.74%	3M SOFR+635	528	528	521
Questex, LLC	09/09/2024	Media	9.81%	3M SOFR+425	20,193	20,115	20,193
Questex, LLC (Revolver) (7)	09/09/2024	Media	—	—	3,590	—	—
Radius Aerospace, Inc. (Revolver)	03/31/2025	Aerospace and Defense	11.29%	3M SOFR+575	668	668	661
Radius Aerospace, Inc. (Revolver) (7)	03/31/2025	Aerospace and Defense	—	—	1,559	—	(16)
Rancho Health MSO, Inc. (7)	12/18/2025	Healthcare, Education and Childcare	11.22%	3M SOFR+575	79	79	79
Rancho Health MSO, Inc. - Unfunded Term Loan	12/18/2025	Healthcare, Education and Childcare	—	—	494	—	—
Rancho Health MSO, Inc. (Revolver)	12/18/2025	Healthcare, Education and Childcare	11.24%	3M SOFR+575	210	210	210
Rancho Health MSO, Inc. (Revolver) (7)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	11.54%	3M SOFR+615	5,863	5,791	5,628
Recteq, LLC (Revolver) (7)	01/29/2026	Consumer Products	—	—	1,127	—	(34)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.13%	3M SOFR+576	124	124	108
Riverpoint Medical, LLC (Revolver)	06/20/2025	Healthcare, Education and Childcare	10.42%	3M SOFR+510	45	45	45
Riverpoint Medical, LLC (Revolver) (7)	06/20/2025	Healthcare, Education and Childcare	—	—	318	—	(4)
Riverside Assessments, LLC	03/10/2025	Education	11.24%	3M SOFR+575	11,699	11,588	11,582
Rural Sourcing Holdings, Inc. - Unfunded Term Loan	06/15/2029	Business Services	—	—	1,146	—	—
Rural Sourcing Holdings, Inc. (Revolver) (7)	06/15/2029	Business Services	—	—	861	—	(13)
Sales Benchmark Index LLC (Revolver) (7)	01/03/2025	Business Services	—	—	732	—	(4)
Sargent & Greenleaf Inc. (Revolver)	12/20/2024	Electronics	12.92%	1M SOFR+650	158	158	157
Sargent & Greenleaf Inc. (Revolver) (7)	12/20/2024	Electronics	—	—	453	—	(5)
Schlesinger Global, Inc.	07/14/2025	Business Services	13.15%	3M SOFR+775	4,647	4,611	4,496
Schlesinger Global, Inc. (Revolver)	07/14/2025	Business Services	12.52%	3M SOFR+775	30	30	29
			(PIK 0.5%)
Schlesinger Global, Inc. (Revolver)(7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+605	4,752	4,691	4,609
Seaway Buyer, LLC (Revolver)	06/13/2029	Chemicals, Plastics and Rubber	11.54%	3M SOFR+605	729	729	708
Seaway Buyer, LLC (Revolver)(7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,397	—	(72)
Shiftkey, LLC	06/21/2027	Business Services	11.40%	3M SOFR+601	17,775	17,636	17,331
Sigma Defense Systems, LLC	12/18/2025	Telecommunications	14.04%	3M SOFR+865	29,681	29,190	29,236
Sigma Defense Systems, LLC (Revolver)	12/18/2025	Telecommunications	14.04%	3M SOFR+865	2,083	2,083	2,052
Sigma Defense Systems, LLC (Revolver) (7)	12/18/2025	Telecommunications	—	—	893	—	(13)
Signature Systems Holding Company (Revolver) (7)	05/03/2024	Chemicals, Plastics and Rubber	—	—	2,016	—	—
Solutionreach, Inc. (Revolver) (7)	07/17/2025	Communications	—	—	1,665	—	(7)
Spendmend Holdings LLC	03/01/2028	Business Services	11.04%	1M SOFR+565	99	99	97
Spendmend Holdings LLC (7)	03/01/2028	Business Services	—	—	2,684	—	(39)
Spendmend Holdings LLC - Funded Revolver	03/01/2028	Business Services	11.20%	1M SOFR+565	561	561	548
Spendmend Holdings LLC - (Revolver) (7)	03/01/2028	Business Services	—	—	841	—	(18)
System Planning and Analysis, Inc. - (Revolver) (7) (f/k/a Management Consulting & Research, LLC)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(32)
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	11.66%	3M SOFR+665	1,121	1,097	1,104
The Bluebird Group LLC	07/27/2026	Business Services	12.79%	3M SOFR+740	2,271	2,239	2,262
The Bluebird Group LLC (Revolver) (7)	07/27/2026	Business Services	—	—	734	—	(3)
The Vertex Companies, LLC	08/30/2027	Business Services	11.93%	1M SOFR+635	186	182	185
The Vertex Companies, LLC (Revolver)	08/30/2027	Business Services	11.67%	1M SOFR+635	248	248	246
The Vertex Companies, LLC (Revolver) (7)	08/30/2027	Business Services	—	—	492	—	(4)
TWS Acquisition Corporation (Revolver) (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (Revolver) (7)	04/01/2026	Aerospace and Defense	—	—	364	—	(32)
Urology Management Holdings, Inc. - Unfunded Term Loan	02/01/2024	Healthcare, Education and Childcare	—	—	7,222	—	(150)
Wildcat Buyerco, Inc.	02/27/2026	Electronics	10.57%	3M SOFR+515	3,805	3,762	3,767
Wildcat Buyerco, Inc. (Revolver)	02/27/2026	Electronics	10.17%	3M SOFR+585	88	88	87
Wildcat Buyerco, Inc. (Revolver) (7)	02/27/2026	Electronics	—	—	486	—	(5)
Zips Car Wash, LLC	03/01/2024	Auto Sector	12.67%	1M SOFR+735	2,589	2,583	2,504
Total First Lien Secured Debt						472,975	468,007
U.S. Government Securities—19.9% of Net Assets
U.S. Treasury Bill (5)	10/19/2023	Short-Term U.S. Government Securities	5.31%	—	100,000	99,768	99,751
Total U.S. Government Securities						99,768	99,751

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
(TVC Enterprises, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
GCOM InvestCo LP	—	Business Services	—	—	2,434	$1,003	$401
Go Dawgs Capital III, LP	—	Building Materials	—	—	675,325	675	1,479
(American Insulated Glass, LLC) (9)
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	338
HPA SPQ Aggregator LP- Common Equity	—	Business Services	—	—	750,399	750	751
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,778
Icon Partners V C, L.P.	—	Business Services	—	—	1,118,318	1,118	1,002
Icon Partners V C, L.P. (7)	—	Business Services	—	—	381,682	—	(40)
IHS Parent Holdngs, L.P.		Personal, Food and Miscellaneous Services			1,218,045	1,218	1,642
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	2,327
(Data Axle, Inc.)
Ironclad Holdco, LLC	—	Environmental Services	—	—	4,566	450	663
(Applied Technical Services, LLC) (9)
ITC Infusion Co-invest, LP(9)	—	Healthcare, Education and Childcare	—	—	162,445	1,624	1,775
ITC Rumba, LLC	—	Healthcare, Education and Childcare	—	—	375,675	8	1,158
(Cano Health, LLC) (9)
Kentucky Racing Holdco, LLC (Warrants)(9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,630
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,892
KL Stockton Co-Invest LP	—	Personal, Food and Miscellaneous Services	—	—	382,353	382	775
(Any Hour Services) (9)
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	—	22
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	741
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	902
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,452
Magnolia Topco LP - Class A Common Equity (9)	—	Auto Sector	—	—	169,230	—	—
Magnolia Topco LP - Class B Common Equity (9)	—	Auto Sector	—	—	929,200	—	—
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	232
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,326
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	—
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	4,430
NEPRT Parent Holdings, LLC	—	Consumer Products	—	—	1,299	1,259	88
(Recteq, LLC) (9)
NORA Parent Holdings, LLC	—	Healthcare, Education and Childcare	—	—	1,257	1,257	1,257
North Haven Saints Equity Holdings, LP(9)	—	Business Services	—	—	351,553	352	351
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP	—	Aerospace and Defense	—	—	98,286	913	2,133
(Holdco Sands Intermediate, LLC) (9)
OHCP V BC COI, L.P.	—	Distribution	—	—	446,250	446	390
OHCP V BC COI, L.P. (7)	—	Distribution	—	—	303,750	—	(38)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	—
PennantPark-TSO Senior Loan Fund II, LP (11)	—	Financial Services	—	—	12,269,640	12,270	12,485
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	33
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	1,918	747
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,461
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	446
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	26
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,052
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	291
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,372
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	—	—	80	80	2,059
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	604
SSC Dominion Holdings, LLC	—	Electronics	—	—	71	71	3,294
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	169
(CF512, Inc.)
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	254,206	250	405
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	536,514	504	951
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	358,931	—	—
TPC Holding Company, LP (8). (11)	—	Food	—	—	11,527	12	113
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	1
(The Vertex Companies, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
UniVista Insurance (9)	—	Business Services	—	—	400	$362	$555
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,044
WCP Ivyrehab (QP) CF Feeder, LP (9)	—	Healthcare, Education and Childcare	—	—	3,715,012	3,754	4,319
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7)	—	Healthcare, Education and Childcare	—	—	284,988	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	820
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						95,037	115,477
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						816,754	830,808
Investments in Non-Controlled, Affiliated Portfolio Companies—10.9% of Net Assets (1), (2)
First Lien Secured Debt—2.1% of Net Assets
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	12.18%	1M SOFR+685	7,042	7,042	7,043
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Home and Office Furnishings	—	—	667	—	—
Walker Edison Furniture Company LLC - Junior Revolver	03/31/2027	Home and Office Furnishings	11.68%	1M SOFR+685	3,333	3,333	3,333
Total First Lien Secured Debt						10,375	10,376
Preferred Equity/Partnership Interests—6.4% of Net Assets(6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	5,887,236	32,791	31,032
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,073
Total Preferred Equity/Partnership Interests						33,709	32,105
Common Equity/Partnership Interests/Warrants—2.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	2,065	8,759
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	3,531
Total Common Equity/Partnership Interests/Warrants						11,703	12,290
Total Investments in Non-Controlled, Affiliated Portfolio Companies						55,787	54,771
Investments in Controlled, Affiliated Portfolio Companies—43.0% of Net Assets (1), (2)
First Lien Secured Debt—9.8% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	12.21%	3M SONIA+700	£40,371	55,388	49,275
Total First Lien Secured Debt						55,388	49,275
Second Lien Secured Debt—0.0% of Net Assets
Mailsouth Inc. (6)	04/23/2025	Printing and Publishing	—	—	14,896	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—20.4% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	13.37%	3M SOFR+800	102,325	102,325	102,325
Total Subordinated Debt						102,325	102,325
Common Equity—12.8% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	131	2,385
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	58,580,060	58,643	62,083
Total Common Equity						75,290	64,468
Total Investments in Controlled, Affiliated Portfolio Companies						245,386	216,068
Total Investments—219.4% of Net Assets						1,117,927	1,101,647
Cash and Cash Equivalents—7.7% of Net Assets
BlackRock Federal FD Institutional 30						24,683	24,683
Non-Money Market Cash						14,101	14,092
Total Cash and Cash Equivalents						38,784	38,775
Total Investments and Cash Equivalents—227.1% of Net Assets						$1,156,711	$1,140,422
Liabilities in Excess of Other Assets—(127.1%) of Net Assets							(638,235)
Net Assets—100.0%							$502,187
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

DECEMBER 31, 2023

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

We have entered into an investment management agreement, (the "Investment Management Agreement"), with PennantPark Investment Advisors, LLC (the "Investment Adviser"), an external adviser that manages our day-to-day operations. We have also entered into an administration agreement, (the "Administration Agreement"), with PennantPark Investment Administrator LLC (the "Administrator"), which provides the administrative services necessary for us to operate. PennantPark Investment, through the Administrator, also provides similar services to SBIC II under a separate administration agreement.

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

In January 2022, we formed PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of December 31, 2023, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

We are operated by a person who has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, or the Commodity Exchange Act, and therefore, is not subject to registration or regulation as a commodity pool operator under the Commodity Exchange Act.

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

Restatement of Previously Issued Financial Statement

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at December 31, 2022, and the impact of the error correction is reflected on the consolidated statement of cash flows for the three months ended December 31, 2022 as an increase to cash and cash equivalents, beginning of period totaling $2.1 million, an increase to cash and cash equivalents, end of period totaling $2.2 million, and increase in due to affiliates of $0.04 million.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of December 31, 2022. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the three months ended December 31, 2022. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended December 31, 2023.

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

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, or OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties earned on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees, and agency fees and are recorded as other investment income when earned.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2023, we had one portfolio companies on non-accrual, representing 1.0% and zero percent of overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three months ended December 31, 2023 and 2022, we recorded a provision for taxes on net investment income of $0.4 million and $2.0 million respectively, which pertains to U.S. federal excise tax.

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

For the three months ended December 31, 2023 and 2022, the Company recognized a provision for taxes of zero, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three months ended December 31, 2023 and 2022, the Company recognized a provision for taxes of $(0.2) million and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of December 31, 2023 and September 30, 2023, the Company recognized a provision for taxes of $0.2 million and $3.4 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months ended December 31, 2023 and 2022, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is zero as of December 31, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

December 31, 2023

(g)
Asset Transfers and Servicing

Asset transfers that do not meet ASC Topic 860, Transfers and Servicing, requirements for sale accounting treatment are reflected in the Consolidated Statements of Assets and Liabilities and the Consolidated Schedules of Investments as investments.

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in February 2024. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three months ended December 31, 2023 and 2022, the Investment Adviser earned base management fees of $4.0 million and $4.6 million, respectively, from us.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

For the three months ended December 31, 2023 and 2022, the Investment Adviser earned $3.3 million and $2.2 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three months ended December 31, 2023 and 2022, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three months ended December 31, 2023, and 2022, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2023. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2023 and 2022, we recorded $0.1 million and $0.1 million, respectively, for the services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023 and 2022 we sold $50.8 million and zero in investments to PSLF at fair value, respectively, and recognized zero of net realized gains, respectively.

For the three months ended December 31, 2023 and 2022, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

As of December 31, 2023 and September 30, 2023, PNNT had a payable to PSLF and PTSF II of $1.6 million and $4.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

As of December 31, 2023 and September 30, 2023, PNNT had a receivable from Administrator of $0.2 million and zero, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three months ended December 31, 2023 and 2022 totaled $282.0 million and $86.2 million, respectively. Sales and repayments of investments for the three months ended December 31, 2023 and 2022 totaled $170.8 million and $30.6 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	December 31, 2023		September 30, 2023
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$687,747	$677,702	$538,737	$527,657
U.S. Government Securities	49,855	49,846	99,768	99,751
Second lien	96,815	78,430	96,759	80,396
Subordinated debt / corporate notes	54,973	48,752	54,897	53,897
Subordinated notes in PSLF	102,325	102,325	102,325	102,325
Equity	181,682	190,899	166,798	175,538
Equity in PSLF	58,643	62,804	58,643	62,083
Total investments	1,232,040	1,210,758	1,117,927	1,101,647
Cash and cash equivalents	36,850	36,893	38,784	38,775
Total investments and cash and cash equivalents	$1,268,890	$1,247,651	$1,156,711	$1,140,422

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	December 31, 2023 (1)	September 30, 2023 (1)
Business Services	14%	16%
Distribution	14	7
Healthcare, Education and Childcare	13	13
Consumer Products	8	8
Aerospace and Defense	7	5
Short-Term U.S. Government Securities	5	11
Media	4	5
Financial Services	4	5
Chemicals, Plastics and Rubber	4	5
Telecommunications	4	5
Auto Sector	4	4
Environmental Services	3	4
Electronics	3	2
Machinery	3	—
Personal, Food and Miscellaneous Services	2	2
Building Materials	1	1
Education	1	1
Home and Office Furnishings	1	1
Insurance	1	1
Personal and Non-Durable Consumer Products	1	1
Transportation	1	1
Retail	1	1
Other	1	1
Total	100%	100%

(1)
Excludes investments in PSLF.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of December 31, 2023 and September 30, 2023, PSLF had total assets of $920.7 million and $872.8 million, respectively and its investment portfolio consisted of debt investments in 93 and 90 portfolio companies, respectively. As of the same dates, we and Pantheon had remaining commitments to fund first lien secured debt of $22.4 million and $22.4 million, respectively, and equity interest of $14.5 million and $14.5 million, respectively, in PSLF. As of December 31, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $21.5 million and the five largest investments totaled $99.7 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2023 and September 30, 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of December 31, 2023 and September 30, 2023, our investment in PSLF consisted of subordinated notes of $102.3 million and $102.3 million, respectively, and equity interests of $58.6 million and $58.6 million, respectively.

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

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of December 31, 2023 there was $246.0 million of external 2035 Asset-Backed Debt.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2023 (Unaudited)	September 30, 2023
Total investments	$857,885	$804,187
Weighted average cost yield on income producing investments	12.1%	12.1%
Number of portfolio companies in PSLF	93	90
Largest portfolio company investment at fair value	$21,491	$19,737
Total of five largest portfolio company investments at fair value	$99,724	$97,526

Below is a listing of PSLF’s individual investments as of December 31, 2023 ($ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 826.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.96%	SOFR+660	14,888	$14,636	$14,813
ACP Falcon Buyer, Inc.	08/01/29	Business Services	11.85%	SOFR+650	15,467	15,151	15,297
Ad.net Acquisition, LLC	05/07/26	Media	11.61%	SOFR+600	4,875	4,875	4,851
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.45%	SOFR+610	14,800	14,509	14,208
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.75%	SOFR+640	13,922	13,846	13,713
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	11.00%	SOFR+565	14,151	14,125	14,009
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.23%	SOFR+575	10,854	10,821	10,746
Applied Technical Services, LLC	12/29/26	Environmental Services	11.42%	SOFR+615	11,876	11,758	11,639
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.64%	SOFR+635	21,708	21,389	21,491
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.10%	SOFR+575	14,813	14,572	14,220
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,955	8,851	8,865
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	11.75%	SOFR+640	19,748	19,484	19,501
BlueHalo Financing Holdings, LLC	10/31/25	Aerospace and Defense	12.00%	SOFR+665	11,067	10,988	10,845
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.65%	SOFR+600	9,619	9,619	9,619
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.71%	SOFR+535	891	835	838
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.10%	SOFR+575	17,238	16,978	17,238
CF512, Inc.	08/20/26	Media	11.57%	SOFR+619	2,913	2,895	2,855
Connatix Buyer, Inc.	07/13/27	Media	11.14%	SOFR+576	8,785	8,768	8,390
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.36%	SOFR+501	2,568	2,545	2,556
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.20%	SOFR+575	10,671	10,628	10,671
DRI Holding Inc.	12/21/28	Media	10.71%	SOFR+525	4,371	3,962	3,977
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,157	14,115	14,002
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.96%	SOFR+650	8,613	8,561	8,475
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.62%	SOFR+625	6,203	6,135	6,141
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,342	12,122	12,342
Exigo Intermediate II, LLC	03/15/27	Business Services	11.46%	SOFR+575	9,725	9,616	9,579
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.54%	SOFR+551	3,514	3,429	3,511
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.46%	SOFR+700	4,340	4,261	4,275
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.46%	SOFR+610	7,008	6,990	6,658
Graffiti Buyer, Inc.	08/10/27	Distribution	10.95%	SOFR+575	1,949	1,921	1,930
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.95%	SOFR+550	6,423	6,423	6,166
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.57%	SOFR+600	19,666	19,348	19,470
HV Watterson Holdings, LLC	12/17/26	Business Services	11.50%	SOFR+615	15,064	14,910	15,064
HW Holdco, LLC	12/10/24	Media	11.83%	SOFR+650	14,250	14,186	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,417	4,346	4,350
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.74%	SOFR+550	5,551	5,471	5,468
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.64%	SOFR+715	19,687	19,420	19,687
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.20%	SOFR+685	11,025	10,847	11,025
Infolinks Media Buyco, LLC	11/01/26	Media	11.21%	SOFR+585	5,785	5,785	5,785
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.54%	SOFR+575	19,651	19,596	19,455
Inventus Power, Inc.	06/30/25	Consumer Products	12.97%	SOFR+761	13,201	12,970	12,937
K2 Pure Solutions NoCal, L.P.	01/31/24	Chemicals, Plastics and Rubber	15.46%	SOFR+1010	10,952	10,951	10,952
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.50%	SOFR+615	16,877	16,611	16,793
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.80%	SOFR+640	4,647	4,626	4,545
Lash OpCo, LLC	02/18/27	Consumer Products	12.48%	SOFR+700	19,673	19,525	19,575
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.71%	SOFR+535	12,187	12,039	12,126
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	12.04%	SOFR+665	6,302	6,192	6,176
MAG DS Corp.	04/01/27	Aerospace and Defense	10.95%	SOFR+550	7,581	7,158	7,239
Magenta Buyer, LLC	07/31/28	Software	10.64%	SOFR+526	3,775	3,550	2,652
Mars Acquisition Holdings Corp.	05/14/26	Media	11.00%	SOFR+565	10,857	10,788	10,857
MBS Holdings, Inc.	04/16/27	Telecommunications	11.29%	SOFR+585	8,395	8,307	8,282
Meadowlark Acquirer, LLC	12/10/27	Business Services	11.04%	SOFR+550	2,945	2,900	2,857
Municipal Emergency Services, Inc.	10/01/27	Distribution	10.50%	SOFR+515	5,958	5,850	5,952
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+525	7,410	7,353	6,966
Neptune Flood Incorporated	05/09/29	Financial Services	11.72%	SOFR+635	7,845	7,740	7,845
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	11.70%	SOFR+635	14,963	14,681	14,738
One Stop Mailing, LLC	05/07/27	Transportation	11.72%	SOFR+636	8,447	8,296	8,447
Owl Acquisition, LLC	02/04/28	Education	10.75%	SOFR+575	3,893	3,798	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.86%	SOFR+751	4,378	4,333	4,323
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.75%	SOFR+640	11,445	11,253	11,216
PL Acquisitionco, LLC	11/09/27	Retail	12.46%	SOFR+710	8,000	7,892	7,080
PlayPower, Inc.	05/08/26	Consumer Products	11.06%	SOFR+565	2,544	2,479	2,467
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.70%	SOFR+635	3,305	3,261	3,239

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.25%	SOFR+575	12,669	$12,614	$12,542
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.24%	SOFR+550	5,589	5,589	5,589
Reception Purchaser, LLC	04/28/28	Transportation	11.50%	SOFR+615	4,987	4,928	4,838
Recteq, LLC	01/29/26	Consumer Products	12.50%	SOFR+715	9,725	9,638	9,385
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	11.14%	SOFR+576	14,351	14,305	12,701
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	10.50%	SOFR+500	3,168	3,156	3,142
Riverside Assessments, LLC	03/09/25	Education	11.25%	SOFR+625	10,867	10,816	10,758
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.43%	SOFR+625	3,739	3,672	3,683
S101 Holdings Inc.	12/29/26	Electronics	11.54%	SOFR+615	4,239	4,176	4,176
Sales Benchmark Index LLC	01/03/25	Business Services	11.55%	SOFR+620	6,676	6,641	6,643
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.96%	SOFR+750	4,830	4,830	4,806
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.50%	SOFR+615	14,813	14,603	14,294
Sigma Defense Systems, LLC	12/18/27	Telecommunications	12.50%	SOFR+715	6,434	6,395	6,370
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	12.00%	SOFR+665	9,401	9,386	9,401
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.97%	SOFR+450	1,300	1,275	1,290
Solutionreach, Inc.	07/17/25	Communications	12.53%	SOFR+700	9,239	9,206	9,211
SpendMend Holdings, LLC	03/01/28	Business Services	11.01%	SOFR+565	9,583	9,340	9,477
STV Group Incorporated	12/11/26	Transportation	10.71%	SOFR+535	12,099	12,047	11,978
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	10.40%	SOFR+475	3,563	3,387	3,554
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.33%	SOFR+600	15,925	15,669	15,829
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.75%	SOFR+515	2,681	2,583	2,656
Teneo Holdings LLC	07/18/25	Financial Services	10.71%	SOFR+525	2,928	2,920	2,921
The Bluebird Group LLC	07/27/26	Business Services	12.00%	SOFR+665	11,978	11,924	11,846
The Vertex Companies, LLC	08/31/27	Business Services	11.49%	SOFR+635	7,673	7,583	7,658
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	11.04%	SOFR+550	5,465	5,373	5,410
TWS Acquisition Corporation	06/06/25	Education	11.78%	SOFR+625	6,219	6,208	6,219
Tyto Athene, LLC	04/03/28	Aerospace and Defense	11.04%	SOFR+550	11,393	11,290	10,527
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.93%	SOFR+625	3,850	3,788	3,770
Wildcat Buyerco, Inc.	02/27/27	Electronics	11.12%	SOFR+575	19,404	19,230	19,113
Zips Car Wash, LLC	03/01/24	Business Services	12.70%	SOFR+725	19,682	19,636	19,239

Total First Lien Secured Debt						863,478	857,885
Total Investments - 826.4%
Cash and Cash Equivalents - 53.0%
BlackRock Federal FD Institutional 30						54,996	54,996
Total Cash and Cash Equivalents						54,996	54,996
Total Investments and Cash Equivalents - 879.4%						$918,474	$912,881
Liabilities in Excess of Other Assets — (779.4)%							(809,072)
Members' Equity—100.0%							$103,809

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	05/07/26	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.79%	SOFR+675	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	12.04%	SOFR+650	14,354	14,319	14,103
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.22%	SOFR+575	10,882	10,847	10,665
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/26	Environmental Services	11.51%	SOFR+575	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan (3)	12/29/26	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	11.79%	SOFR+625	17,823	17,588	17,556
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.50%	SOFR+600	9,683	9,683	9,683
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.67%	SOFR+525	893	836	841
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	08/20/26	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.90%	SOFR+575	2,575	2,550	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.24%	SOFR+575	10,882	10,834	10,882
DRI Holding Inc.	12/21/28	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	01/17/24	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	03/15/27	Business Services	11.17%	SOFR+575	9,750	9,637	9,555
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.43%	SOFR+700	4,373	4,291	4,307
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+650	7,027	7,008	6,676
Graffiti Buyer, Inc.	08/10/27	Distribution	10.99%	SOFR+575	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.32%	SOFR+600	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/26	Business Services	11.79%	SOFR+600	15,140	14,974	15,110
HW Holdco, LLC	12/10/24	Media	11.70%	SOFR+625	14,250	14,171	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.72%	SOFR+550	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/01/26	Media	11.17%	SOFR+575	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.57%	SOFR+575	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	13.42%	SOFR+800	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+565	4,658	4,631	4,603
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.67%	SOFR+575	12,218	12,056	12,096
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.77%	SOFR+665	6,318	6,206	6,192
MAG DS Corp.	04/01/27	Aerospace and Defense	10.99%	SOFR+550	7,601	7,153	7,202
Magenta Buyer, LLC	07/31/28	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	05/14/26	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	04/16/27	Telecommunications	11.22%	SOFR+575	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/01/27	Distribution	11.04%	SOFR+550	5,975	5,860	5,843
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	05/09/29	Financial Services	11.97%	SOFR+660	8,020	7,910	8,020
One Stop Mailing, LLC	05/07/27	Transportation	11.68%	SOFR+625	8,470	8,311	8,470
Owl Acquisition, LLC	02/04/28	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.90%	SOFR+725	4,378	4,343	4,301
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	11,267	11,244
PL Acquisitionco, LLC	11/09/27	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	05/08/26	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.74%	SOFR+625	3,314	3,267	3,264
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.22%	SOFR+550	5,603	5,603	5,603
Reception Purchaser, LLC	4/28/2028	Transportation	11.54%	SOFR+600	5,000	4,937	4,800
Recteq, LLC	1/29/2026	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	11.13%	SOFR+550	14,389	14,332	12,591
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.54%	SOFR+575	3,176	3,162	3,131
Riverside Assessments, LLC	3/10/2025	Education	11.29%	SOFR+625	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Business Services	11.59%	SOFR+600	6,859	$6,815	$6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	7/17/2025	Communications	12.37%	SOFR+700	9,239	9,206	9,202
SpendMend Holdings, LLC	3/1/2028	Business Services	11.04%	SOFR+575	9,607	9,352	9,396
STV Group Incorporated	12/11/2026	Transportation	10.67%	SOFR+525	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	7/18/2025	Financial Services	10.67%	SOFR+525	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+650	11,095	11,008	10,929
The Bluebird Group LLC	7/27/2026	Business Services	12.79%	SOFR+725	7,855	7,872	7,823
The Vertex Companies, LLC	8/31/2027	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	6/6/2025	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	3/1/2024	Business Services	12.67%	SOFR+725	19,682	19,582	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618

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
index while it is unfunded.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	December 31, 2023 (Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$863,478 and $810,737, respectively)	$857,885	$804,187
Cash and cash equivalents (cost—$54,996 and $59,096, respectively)	54,996	59,096
Interest receivable	5,738	5,248
Due from affiliate	1,358	3,296
Prepaid expenses and other assets	710	936
Total assets	920,687	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,381	244,284
2035 Asset-backed debt, net (par—$246,000)	243,825	243,727
Notes payable to members	169,131	169,131
Credit facility payable	131,600	88,600
Interest payable on credit facility and asset backed debt	15,495	10,421
Distribution payable to members	7,750	7,250
Interest payable on notes to members	3,959	3,895
Accounts payable and accrued expenses	737	835
Payable for investments purchased	—	2,002
Total liabilities	816,878	770,145
Commitments and contingencies
Members' equity	103,809	102,618
Total liabilities and members' equity	$920,687	$872,763

———————————

(1)
As of December 31, 2023 and September 30, 2023, PSLF had zero and $0.5 million, respectively, of unfunded commitments to fund investments

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended December 31,
	2023	2022
Investment income:
Interest	$27,107	$18,845
Other income	140	97
Total investment income	27,247	18,942
Expenses: (1)
Interest expense on credit facility and asset-backed debt	12,640	7,815
Interest expense on notes to members	5,844	4,723
Administration fees	568	727
General and administrative expenses	197	114
Total expenses	19,249	13,379
Net investment income	7,998	5,563
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	(33)
Net change in unrealized appreciation (depreciation) on investments	943	(3,922)
Net realized and unrealized gain (loss) on investments	943	(3,955)
Net increase (decrease) in members' equity resulting from operations	$8,941	$1,608

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments and our Truist Credit Facility are classified as Level 3. Our 2026 Notes and 2026 Notes-2 are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

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

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, our 2026 Notes -2 and our Truist Credit Facility, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. See Note 2.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$13,996	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	663,707	Market Comparable	Market yield	7.0% - 27.1% (11.0%)
Second lien	2,876	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	11,509	Enterprise Market Value	EBITDA multiple	6.3x - 7.0x (7.0x)
Second lien	64,045	Market Comparable	Market yield	14.0% - 15.4% (14.3%)
Subordinated debt / corporate notes	151,077	Market Comparable	Market yield	13.4% - 17.7% (14.5%)
Equity	177,987	Enterprise Market Value	EBITDA multiple	0.5x - 17.5x (10.6x)
Equity	267	Enterprise Market Value	DLOM(2)	14.3%
Total Level 3 investments	$1,085,464
Debt Category ($ in thousands)
Truist Credit Facility	$385,016	Market Comparable	Market yield	2.2%

(1)
The weighted averages disclosed in the table above were weighted by their relative fair value.
(2)
DLOM is defined as discount for lack of marketability.

Asset Category ($ in thousands)	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$15,090	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	512,567	Market Comparable	Market yield	7.0% – 25.0% (11.4%)
Second lien	9,512	Market Comparable	Broker/Dealer bids or quotes	N/A
Second lien	70,884	Market Comparable	Market yield	14.2% - 20.8% (15.9%)
Subordinated debt / corporate notes	156,222	Market Comparable	Market yield	13.4% - 18.8% (14.3%)
Equity	161,895	Enterprise Market Value	EBITDA multiple	0.5x - 17.7x (10.9x)
Equity	1,158	Enterprise Market Value	DLOM(2)	27.9%
Total Level 3 investments	$927,328
Debt Category ($ in thousands)
Truist Credit Facility	$206,940	Market Comparable	Market yield	2.4%

1.
The weighted averages disclosed in the table above were weighted by their relative fair value.
2.
DLOM is defined as discount for lack of marketability.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair value at December 31, 2023
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$907,208	$—	$—	$907,208	$—
U.S. Government Securities(3)	49,846	—	49,846	—	—
Equity investments	253,704	—	—	178,256	75,448
Total investments	1,210,758	—	49,846	1,085,464	75,448
Cash and cash equivalents	36,893	36,893	—	—	—
Total investments and cash and cash equivalents	$1,247,651	$36,893	$49,846	$1,085,464	$75,448
Truist Credit Facility	$385,016	$—	$—	$385,016	$—
2026 Notes(2)	147,894	—	147,894	—	—
2026 Notes-2(2)	162,440	—	162,440	—	—
Total debt	$695,350	$—	$310,334	$385,016	$—

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
(2)
We elected not to apply ASC 825-10 to the SBA debentures and the 2026 Notes and thus the balance reported in the Consolidated Statement of Assets and Liabilities represents the carrying value. As of September 30, 2023, the carrying value of the SBA debentures approximates the fair value.
(3)
Our U.S. Treasury Bills are classified as Level 2, as they were valued by the pricing service who utilize broker-supplied prices.

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended December 31, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(5)	2,563	2,558
Net change in unrealized appreciation (depreciation)	(6,208)	318	(5,890)
Purchases, PIK interest, net discount accretion and non-cash exchanges	217,360	15,046	232,406
Sales, repayments and non-cash exchanges	(68,214)	(2,724)	(70,938)
Transfers in/out of Level 3	—	—	—
Ending balance	$907,208	$178,256	$1,085,464
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(6,333)	$2,708	$(3,625)

	Three Months Ended December 31, 2022
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$902,165	$257,162	$1,159,327
Net realized gain (loss)	42	4,024	4,066
Net change in unrealized appreciation (depreciation)	(5,885)	(83,427)	(89,312)
Purchases, PIK interest, net discount accretion and non-cash exchanges	68,890	14,379	83,269
Sales, repayments and non-cash exchanges	(24,590)	(6,030)	(30,620)
Transfers in/out of Level 3	—	—	—
Ending balance	$940,622	$186,108	$1,126,730
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(5,667)	$(83,580)	$(89,247)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Three months ended December 31,
Long-Term Credit Facility	2023	2022
Beginning balance (cost – $212,420 and $385,920, respectively)	$206,940	$376,687
Net change in unrealized appreciation (depreciation) included in earnings	2,040	(4,379)
Borrowings (1)	228,036	44,000
Repayments (1)	(52,000)	(49,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $388,456 and $380,920, respectively)	$385,016	$367,308
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $388,456 and $380,920, respectively)	$385,016	$367,308

(1)
Excludes temporary draws.

As of December 31, 2023, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$45,893	March 27, 2024	$(3,527)
Canadian dollar	$2,800	$2,036	$2,123	January 16, 2024	$87

As of September 30, 2023, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$43,940	December 28, 2023	$(5,480)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three months ended December 31, 2023 and 2022. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the, 2026 Notes, and 2026 Notes-2.

For the three months ended December 31, 2023 and 2022, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $(2.0) million and $4.4 million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.4 million and $5.5 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the three months ended December 31, 2023 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at December 31, 2023	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$51,660	$632	$—	$2,780	$55,072	$967	$632	$—	$—
JF Intermediate, LLC (MidOcean JF Holdings Corp.) (2)	8,759	51,705	—	10,020	70,484	1,016	—	—	—
Mailsouth Inc.	—	—	—	—	—	—	—	—	—
PennantPark Senior Loan Fund, LLC (3)	164,408	—	—	720	165,128	3,498	—	4,689	—
RAM Energy LLC (4)	—	—	—	—	—	—	—	—	(750)
Total Controlled Affiliates	$224,827	$52,337	$—	$13,520	$290,684	$5,481	$632	$4,689	$(750)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,105	$—	$—	$(2,462)	$29,643	$—	$—	$—	$—
Walker Edison Furniture Company LLC	13,907	1,013	—	(3,734)	11,186	—	347	—	—
Total Non-Controlled Affiliates	$46,012	$1,013	$—	$(6,196)	$40,829	$—	$347	$—	$—
Total Controlled and Non-Controlled Affiliates	$270,839	$53,350	$—	$7,324	$331,513	$5,481	$979	$4,689	$(750)

(1)
Includes PIK.
(2)
JF Intermediate, LLC became a controlled affiliate during the quarter end December 31, 2023.
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
(4)
RAM Energy LLC was fully realized in January 2023, during the quarter ended December 31, 2023 there was realized loss due to reduction of the escrow receivable.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended December 31,
	2023	2022
Numerator for net increase (decrease) in net assets resulting from operations	$10,653	$(71,894)
Denominator for basic and diluted weighted average shares	65,224,500	65,224,500
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.16	$(1.10)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of December 31, 2023 and September 30, 2023, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $36.9 million and $38.8 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Three Months Ended December 31,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$7.70	$8.98
Net investment income (1)	0.24	0.16
Net change in realized and unrealized gain (loss) (1)	(0.08)	(1.26)
Net increase (decrease) in net assets resulting from operations (1)	0.16	(1.10)
Distributions to stockholders (1), (2)	(0.21)	(0.17)
Repurchase of common stock (1)	—	—
Net asset value, end of period	$7.65	$7.71
Per share market value, end of period	$6.91	$5.75
Total return* (3)	8.44%	8.34%
Shares outstanding at end of period	65,224,500	65,224,500
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.28%	7.13%
Ratio of debt related expenses to average net assets (5)	7.63%	7.01%
Ratio of total expenses to average net assets (5)	14.91%	14.14%
Ratio of net investment income to average net assets (5)	12.50%	7.44%
Net assets at end of period	$499,142	$502,909
Weighted average debt outstanding	$597,756	$694,152
Weighted average debt per share (1)	$9.16	$10.64
Asset coverage per unit (6)	$1,706	$1,709
Portfolio turnover ratio* (7)	5.34%	1.90%

* Not annualized for periods less than one year.

**Re-occurring investment income and expenses included in these ratios are annualized for periods less than one year.

***The expense and investment income ratios do not reflect the Company's proportionate share of income and expenses of PSLF and PTSF II.

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
(7)
Excludes short-term U.S. Government Securities

10. DEBT

The annualized weighted average cost of debt for the three months ended December 31, 2023 and 2022, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.4% and 5.5%, respectively. As of December 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of December 31, 2023 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 171% and 195%, respectively.

Truist Credit Facility

As of December 31, 2023, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2023 and September 30, 2023, we had $388.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2023 and September 30, 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and the related obligations maturing on September 4, 2024) and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of December 31, 2023 and September 30, 2023, we had $86.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of December 31, 2023, we were in compliance with the terms of the Truist Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

December 31, 2023

SBA Debentures

SBIC II was historically able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero as of December 31, 2023 and September 30, 2023, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate. As of both December 31, 2023 and September 30, 2023, SBIC II had zero in debt commitments, all of which was drawn as of September 30, 2022. We repaid the remaining SBA debentures during the year ended September 30, 2023.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of December 31, 2023 and September 30, 2023, we had $236.9 million and $160.8 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of up to $22.4 million to PSLF as of December 31, 2023 and September 30, 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

We must determine which, if any, of our unconsolidated controlled portfolio companies is a "significant subsidiary" within the meaning of Regulation S-X. We have determined that, as of September 30, 2023, PennantPark Senior Loan Fund, LLC triggered at least one of the significance tests. As a result and in accordance with Rule 3-09 of Regulation S-X, separate audited financial statements of PSLF, LLC for the years ended September 30, 2023, 2022, and 2021 were filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023, the related consolidated statements of operations and changes in net assets for the three-month periods ended December 31, 2023 and 2022, and cash flows for the three-month periods ended December 31, 2023 and 2022, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments, as of September 30, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated December 7, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of September 30, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the consolidated statement of cash flows for the three months ended December 31, 2022 has been restated to reclassify certain amounts presented within.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ RSM US LLP

New York, New York

February 7, 2024

Awareness Letter of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation for the periods ended December 31, 2023 and 2022, as indicated in our report dated February 7, 2024; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

February 7, 2024

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

•
the impact of the ongoing invasion of Ukraine by Russia and other world economic and political issues; and

•
the inability to develop and maintain effective internal control over financial reporting.

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provides similar services to SBIC II under its investment management agreement. SBIC II’s investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. PennantPark Investment, through the Administrator, provides similar services to SBIC II under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

Revenues

We generate revenue in the form of interest income on the debt securities we hold and capital gains and dividends, if any, on investment securities that we may acquire in portfolio companies. Our debt investments, whether in the form of first lien secured debt, second lien secured debt or subordinated debt, typically have a term of three to ten years and bear interest at a fixed or a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments provide for deferred interest payments and PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we may generate revenue in the form of amendment, commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Loan origination fees, OID and market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees, and agency fees and are recorded as other investment income when earned.

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

•
costs associated with our reporting and compliance obligations under the 1940 Act, and applicable federal and state securities laws; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under our Administration Agreement that will be based upon our allocable portion of overhead, and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs.

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

Restatement of Previously Issued Financial Statement

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at December 31, 2022, and the impact of the error correction is reflected on the consolidated statement of cash flows for the three months ended December 31, 2022 as an increase to cash and cash equivalents, beginning of period totaling $2.1 million, an increase to cash and cash equivalents, end of period totaling $2.2 million, and increase in due to affiliates of $0.04 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of December 31, 2022. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the three months ended December 31, 2022. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended December 31, 2023.

As a result of the error in the classification and presentation of cash described above, we conducted an analysis to determine whether incentive-based compensation was erroneously awarded, thereby necessitating recovery under the Clawback Policy we adopted effective December 1, 2023. Because we do not pay or otherwise award incentive-based compensation to the Company’s executives, we concluded that the error did not result in erroneously-awarded incentive-based compensation, and therefore no compensation recovery is required.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2023, our portfolio totaled $1,210.8 million and consisted of $677.7 million or 56% of first lien secured debt, $49.8 million or 4% of U.S. Government Securities, $78.4 million or 7% of second lien secured debt, $151.1 million or12% of subordinated debt (including $102.3 million or 8% in PSLF) and $253.7 million or 21% of preferred and common equity (including $62.8 million or 5% in PSLF). Our interest bearing debt portfolio consisted of 96% variable-rate investments and 4% fixed-rate investments. As of December 31, 2023, we had one portfolio company on non-accrual, representing 1.0% and zero percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized depreciation of $(21.3) million as of December 31, 2023. Our overall portfolio consisted of 139 companies with an average investment size of $8.4 million, had a weighted average yield on interest bearing debt investments of 12.6%.

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

For the three months ended December 31, 2023, we invested $231.1 million in 12 new and 32 existing portfolio companies with a weighted average yield on debt investments of 11.9% (excluding U.S. Government Securities). For the three months ended December 31, 2023, sales and repayments of investments totaled $71.0 million (excluding U.S. Government Securities).

For the three months ended December 31, 2022, we invested $86.2 million in six new and 29 existing portfolio companies with a weighted average yield on debt investments of 11.2%. For the three months ended December 31, 2022, sales and repayments of investments totaled $30.6 million

PennantPark Senior Loan Fund, LLC

As of December 31, 2023, PSLF’s portfolio totaled $857.9 million, consisted of 93 companies with an average investment size of $9.2 million and had a weighted average yield interest bearing debt investments of 12.1%.

As of September 30, 2023, PSLF’s portfolio totaled $804.2 million, consisted of 90 companies with an average investment size of $8.9 million and had a weighted average yield interest bearing debt investments of 12.1%.

For the three months ended December 31, 2023, PSLF invested $81.0 million (including $50.8 million were purchased from the Company) in five new and seven existing portfolio companies at weighted average yield interest bearing debt investments of 12.7%. PSLF’s sales and repayments of investments for the same period totaled $29.1 million.

For the three months ended December 31, 2022, PSLF invested $16.8 million (of which none was purchased from the Company) in four new and four existing portfolio companies at weighted average yield on interest bearing debt investments of 11.4%. PSLF’s sales and repayments of investments for the same period totaled $9.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months from those disclosed in our 2022 Annual Report on Form 10-K.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Generally, most of our investments, and our are classified as Level 3. Our 2026 Notes and 2026 Notes-2 are classified as Level 2, as they are financial instruments with readily observable market inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the price used in an actual transaction may be different than our valuation and those differences may be material.

On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards of directors can satisfy their valuation obligations and requires, among other things, the board of directors to periodically assess material valuation risks and take steps to manage those risks. The rule also permits boards of directors, subject to board oversight and certain other conditions, to designate the fund’s investment adviser to perform fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. We came into compliance with Rule 2a-5 under the 1940 Act before the compliance date. While our board of directors has not elected to designate the Investment Adviser as the valuation designee at this time, we have adopted certain revisions to our valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 under the 1940 Act.

In addition to using the above inputs to value cash equivalents, investments, our 2026 Notes, 2026 Notes-2 and our Truist Credit Facility valuations, we employ the valuation policy approved by our board of directors that is consistent with ASC 820. Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three months ended December 31, 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three months ended December 31, 2023 and 2022, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $(2.0) million and $4.4 million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.4 million and $5.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, which represents interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest when the portfolio company valuation indicates that such PIK interest is not collectable. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. Loan origination fees, OID, market discount or premium and deferred financing costs on liabilities, which we do not fair value, are capitalized and then accreted or amortized using the effective interest method as interest income or, in the case of deferred financing costs, as interest expense. We record prepayment penalties on loans and debt investments as income. Dividend income, if any, is recognized on an accrual basis on the ex-dividend date to the extent that we expect to collect such amounts. From time to time, the Company receives certain fees from portfolio companies, which may or may not be non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, amendment fees, and agency fees and are recorded as other investment income when earned.

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

For the three months ended December 31, 2023 and 2022 we recorded a provision for taxes on net investment income of $0.4 million and $2.0 million respectively, pertaining to federal excise tax.

The Taxable Subsidiary (PNNT Investment Holdings, LLC, wholly-owned subsidiary of the Company,) is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months ended December 31, 2023 and 2022, the Company recognized a provision for taxes of zero, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three months ended December 31, 2023 and 2022, the Company recognized a provision for taxes of $(0.2) million and $(0.9) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of December 31, 2023 and September 30, 2023, the Company recognized a provision for taxes of $0.2 million and $3.4 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months ended December 31, 2023 and 2022, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is zero as of December 31, 2023 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three months ended December 31, 2023 and 2022

Investment Income

For the three months ended December 31, 2023, investment income was $34.3 million, which was attributable to $25.1 million from first lien secured debt, $2.6 million from second lien secured debt, $1.3 million from subordinated debt and $5.3 million from preferred and common equity, respectively. For the three months ended December 31, 2022, investment income was $30.0 million, which was attributable to $21.8 million from first lien secured debt, $3.8 million from second lien secured debt, $1.1 million from subordinated debt and $3.3 million from preferred and common equity, respectively. The increase in investment income compared to the same period in the prior year was primarily due to the increase in the cost of yield of our debt portfolio.

Expenses

For the three months ended December 31, 2023, expenses totaled $18.7 million and were comprised of; $9.6 million of debt related interest and expenses, $4.0 million of base management fees, $3.3 million of performance based $1.4 million of general and administrative expenses and $0.4 million of provision for excise taxes. For the three months ended December 31, 2022, expenses totaled $19.6 million and were comprised of; $9.7 million of debt-related interest and expenses, $4.6 million of base management fees, $2.2 million of performance based, incentive fees, $1.1 million of general and administrative expenses and $2.0 million of provision for excise taxes, respectively. The decrease in net expense was primarily due to the provision for excise taxes compared to the same period in the prior year.

Net Investment Income

For the three months ended December 31, 2023 and 2022, net investment income totaled $15.7 million, or $0.24 per share, and $10.3 million, or $0.16 per share, respectively. The increase in net investment income compared to the same period in the prior year was primarily due to an increase in the cost of yield our debt portfolio.

Net Realized Gains or Losses

For the three months ended December 31, 2023 and 2022, net realized gains (losses) totaled $1.8 million and $4.1 million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three months ended December 31, 2023 and 2022, we reported net change in unrealized appreciation (depreciation) on investments of $(5.0) million and $(91.6) million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized appreciation (depreciation) on investments totaled $(21.3) million and $(16.3) million, respectively. The net change in unrealized depreciation on our investments compared to the same period in the prior year was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three months ended December 31, 2023 and 2022, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $(2.0) million and $4.4 million, respectively. As of December 31, 2023 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.4 million and $5.5 million, respectively. Net change in unrealized appreciation compared to the same periods in the prior period was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three months ended December 31, 2023 and 2022, net increase (decrease) in net assets resulting from operations totaled $10.7 million, or $0.16 per share and $(71.9) million, or $(1.10) per share, respectively. The increase in net assets from operations for the three months ended December 31, 2023 compared to prior year was primarily due to a decrease in the net unrealized depreciation in the portfolio primarily driven by changes in market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of December 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of December 31, 2023 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act was 171%% and 195%, respectively.

For the three months ended December 31, 2023 and 2022, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.4% and 5.5%, respectively.

As of December 31, 2023, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of December 31, 2023 and September 30, 2023, we had $388.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of December 31, 2023 and September 30, 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of December 31, 2023 and September 30, 2023, we had $86.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of December 31, 2023, we were in compliance with the terms of the Truist Credit Facility.

As of December 31, 2023, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of December 31, 2023, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments, among other sources. Any future additional debt capital we incur, to the extent it is available, may be issued at a higher cost and on less favorable terms and conditions than the Truist Credit Facility, 2026 Notes, 2026 Notes-2 and SBA debentures. Furthermore, the Truist Credit Facility availability depends on various covenants and restrictions. The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate or strategic purposes such as a stock repurchase program.

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

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in February 2024 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of December 31, 2023 and September 30, 2023, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of December 31, 2023 and September 30, 2023, we had cash and cash equivalents of $36.9 million and $38.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the three months ended December 31, 2023, our operating activities used cash of $155.1 million and our financing activities provided cash of $153.2 million. Our operating activities used cash primarily due to our investment activities and our financing activities provided cash primarily from borrowings under the Truist Credit Facility.

For the three months ended December 31, 2022, our operating activities used cash of $9.6 million and our financing activities used cash of $14.8 million. Our operating activities used cash primarily due to our investment activities and our financing activities used cash primarily due to repayments under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of December 31, 2023 and September 30, 2023, PSLF had total assets of $920.7 million and $872.8 million, respectively and its investment portfolio consisted of debt investments in 93 and 90 portfolio companies, respectively. As of the same dates, we and Pantheon had remaining commitments to fund first lien secured debt of $22.4 million and $22.4 million, respectively, and equity interest of $14.5 million and $14.5 million, respectively, in PSLF. As of December 31, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $21.5 million and the five largest investments totaled $99.7 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of December 31, 2023 and September 30, 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of December 31, 2023 and September 30, 2023, our investment in PSLF consisted of subordinated notes of $102.3 million and $102.3 million, respectively, and equity interests of $58.6 million and $58.6 million, respectively.

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

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of December 31, 2023 there was $246.0 million of external 2035 Asset-Backed Debt.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	December 31, 2023 (Unaudited)	September 30, 2023
Total investments	$857,885	$804,187
Weighted average cost yield on income producing investments	12.1%	12.1%
Number of portfolio companies in PSLF	93	90
Largest portfolio company investment at fair value	$21,491	$19,737
Total of five largest portfolio company investments at fair value	$99,724	$97,526

Below is a listing of PSLF’s individual investments as of December 31, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 826.4%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.96%	SOFR+660	14,888	$14,636	$14,813
ACP Falcon Buyer, Inc.	08/01/29	Business Services	11.85%	SOFR+650	15,467	15,151	15,297
Ad.net Acquisition, LLC	05/07/26	Media	11.61%	SOFR+600	4,875	4,875	4,851
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.45%	SOFR+610	14,800	14,509	14,208
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.75%	SOFR+640	13,922	13,846	13,713
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	11.00%	SOFR+565	14,151	14,125	14,009
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.23%	SOFR+575	10,854	10,821	10,746
Applied Technical Services, LLC	12/29/26	Environmental Services	11.42%	SOFR+615	11,876	11,758	11,639
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.64%	SOFR+635	21,708	21,389	21,491
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.10%	SOFR+575	14,813	14,572	14,220
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.84%	SOFR+650	8,955	8,851	8,865
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	11.75%	SOFR+640	19,748	19,484	19,501
BlueHalo Financing Holdings, LLC	10/31/25	Aerospace and Defense	12.00%	SOFR+665	11,067	10,988	10,845
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.65%	SOFR+600	9,619	9,619	9,619
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.71%	SOFR+535	891	835	838
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.10%	SOFR+575	17,238	16,978	17,238
CF512, Inc.	08/20/26	Media	11.57%	SOFR+619	2,913	2,895	2,855
Connatix Buyer, Inc.	07/13/27	Media	11.14%	SOFR+576	8,785	8,768	8,390
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.36%	SOFR+501	2,568	2,545	2,556
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.20%	SOFR+575	10,671	10,628	10,671
DRI Holding Inc.	12/21/28	Media	10.71%	SOFR+525	4,371	3,962	3,977
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,157	14,115	14,002
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.96%	SOFR+650	8,613	8,561	8,475
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.62%	SOFR+625	6,203	6,135	6,141
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,342	12,122	12,342
Exigo Intermediate II, LLC	03/15/27	Business Services	11.46%	SOFR+575	9,725	9,616	9,579
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.54%	SOFR+551	3,514	3,429	3,511
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.46%	SOFR+700	4,340	4,261	4,275
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.46%	SOFR+610	7,008	6,990	6,658
Graffiti Buyer, Inc.	08/10/27	Distribution	10.95%	SOFR+575	1,949	1,921	1,930
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.95%	SOFR+550	6,423	6,423	6,166
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.57%	SOFR+600	19,666	19,348	19,470
HV Watterson Holdings, LLC	12/17/26	Business Services	11.50%	SOFR+615	15,064	14,910	15,064
HW Holdco, LLC	12/10/24	Media	11.83%	SOFR+650	14,250	14,186	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,417	4,346	4,350
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.74%	SOFR+550	5,551	5,471	5,468
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.64%	SOFR+715	19,687	19,420	19,687
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.20%	SOFR+685	11,025	10,847	11,025
Infolinks Media Buyco, LLC	11/01/26	Media	11.21%	SOFR+585	5,785	5,785	5,785
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.54%	SOFR+575	19,651	19,596	19,455
Inventus Power, Inc.	06/30/25	Consumer Products	12.97%	SOFR+761	13,201	12,970	12,937
K2 Pure Solutions NoCal, L.P.	01/31/24	Chemicals, Plastics and Rubber	15.46%	SOFR+1010	10,952	10,951	10,952
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.50%	SOFR+615	16,877	16,611	16,793
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.80%	SOFR+640	4,647	4,626	4,545
Lash OpCo, LLC	02/18/27	Consumer Products	12.48%	SOFR+700	19,673	19,525	19,575
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.71%	SOFR+535	12,187	12,039	12,126
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	12.04%	SOFR+665	6,302	6,192	6,176
MAG DS Corp.	04/01/27	Aerospace and Defense	10.95%	SOFR+550	7,581	7,158	7,239
Magenta Buyer, LLC	07/31/28	Software	10.64%	SOFR+526	3,775	3,550	2,652
Mars Acquisition Holdings Corp.	05/14/26	Media	11.00%	SOFR+565	10,857	10,788	10,857
MBS Holdings, Inc.	04/16/27	Telecommunications	11.29%	SOFR+585	8,395	8,307	8,282
Meadowlark Acquirer, LLC	12/10/27	Business Services	11.04%	SOFR+550	2,945	2,900	2,857
Municipal Emergency Services, Inc.	10/01/27	Distribution	10.50%	SOFR+515	5,958	5,850	5,952
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.19%	SOFR+525	7,410	7,353	6,966
Neptune Flood Incorporated	05/09/29	Financial Services	11.72%	SOFR+635	7,845	7,740	7,845
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	11.70%	SOFR+635	14,963	14,681	14,738
One Stop Mailing, LLC	05/07/27	Transportation	11.72%	SOFR+636	8,447	8,296	8,447
Owl Acquisition, LLC	02/04/28	Education	10.75%	SOFR+575	3,893	3,798	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.86%	SOFR+751	4,378	4,333	4,323
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.75%	SOFR+640	11,445	11,253	11,216
PL Acquisitionco, LLC	11/09/27	Retail	12.46%	SOFR+710	8,000	7,892	7,080
PlayPower, Inc.	05/08/26	Consumer Products	11.06%	SOFR+565	2,544	2,479	2,467
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.70%	SOFR+635	3,305	3,261	3,239

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.25%	SOFR+575	12,669	$12,614	$12,542
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.24%	SOFR+550	5,589	5,589	5,589
Reception Purchaser, LLC	04/28/28	Transportation	11.50%	SOFR+615	4,987	4,928	4,838
Recteq, LLC	01/29/26	Consumer Products	12.50%	SOFR+715	9,725	9,638	9,385
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	11.14%	SOFR+576	14,351	14,305	12,701
Riverpoint Medical, LLC	06/20/25	Healthcare, Education and Childcare	10.50%	SOFR+500	3,168	3,156	3,142
Riverside Assessments, LLC	03/09/25	Education	11.25%	SOFR+625	10,867	10,816	10,758
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.43%	SOFR+625	3,739	3,672	3,683
S101 Holdings Inc.	12/29/26	Electronics	11.54%	SOFR+615	4,239	4,176	4,176
Sales Benchmark Index LLC	01/03/25	Business Services	11.55%	SOFR+620	6,676	6,641	6,643
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.96%	SOFR+750	4,830	4,830	4,806
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.50%	SOFR+615	14,813	14,603	14,294
Sigma Defense Systems, LLC	12/18/27	Telecommunications	12.50%	SOFR+715	6,434	6,395	6,370
Signature Systems Holding Company	05/03/24	Chemicals, Plastics and Rubber	12.00%	SOFR+665	9,401	9,386	9,401
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.97%	SOFR+450	1,300	1,275	1,290
Solutionreach, Inc.	07/17/25	Communications	12.53%	SOFR+700	9,239	9,206	9,211
SpendMend Holdings, LLC	03/01/28	Business Services	11.01%	SOFR+565	9,583	9,340	9,477
STV Group Incorporated	12/11/26	Transportation	10.71%	SOFR+535	12,099	12,047	11,978
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	10.40%	SOFR+475	3,563	3,387	3,554
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.33%	SOFR+600	15,925	15,669	15,829
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.75%	SOFR+515	2,681	2,583	2,656
Teneo Holdings LLC	07/18/25	Financial Services	10.71%	SOFR+525	2,928	2,920	2,921
The Bluebird Group LLC	07/27/26	Business Services	12.00%	SOFR+665	11,978	11,924	11,846
The Vertex Companies, LLC	08/31/27	Business Services	11.49%	SOFR+635	7,673	7,583	7,658
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/25	Food	11.04%	SOFR+550	5,465	5,373	5,410
TWS Acquisition Corporation	06/06/25	Education	11.78%	SOFR+625	6,219	6,208	6,219
Tyto Athene, LLC	04/03/28	Aerospace and Defense	11.04%	SOFR+550	11,393	11,290	10,527
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.93%	SOFR+625	3,850	3,788	3,770
Wildcat Buyerco, Inc.	02/27/27	Electronics	11.12%	SOFR+575	19,404	19,230	19,113
Zips Car Wash, LLC	03/01/24	Business Services	12.70%	SOFR+725	19,682	19,636	19,239

Total First Lien Secured Debt						863,478	857,885
Total Investments - 826.4%
Cash and Cash Equivalents - 53.0%
BlackRock Federal FD Institutional 30						54,996	54,996
Total Cash and Cash Equivalents						54,996	54,996
Total Investments and Cash Equivalents - 879.4%						$918,474	$912,881
Liabilities in Excess of Other Assets — (779.4)%							(809,072)
Members' Equity—100.0%							$103,809

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
(2)
Valued based on PSLF’s accounting policy.

Below is a listing of PSLF’s individual investments as of September 30, 2023 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 783.7%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	14,925	$14,668	$14,850
Ad.net Acquisition, LLC	05/07/26	Media	11.65%	SOFR+600	4,888	4,888	4,863
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.26%	SOFR+600	14,837	14,528	14,244
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.79%	SOFR+675	13,958	13,869	13,749
Anteriad, LLC (f/k/a MeritDirect, LLC)	05/23/24	Media	12.04%	SOFR+650	14,354	14,319	14,103
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.22%	SOFR+575	10,882	10,847	10,665
Apex Service Partners, LLC	07/31/25	Personal, Food and Miscellaneous Services	10.52%	SOFR+525	6,424	6,380	6,408
Apex Service Partners, LLC Term Loan B	07/31/25	Personal, Food and Miscellaneous Services	11.11%	SOFR+550	3,316	3,299	3,308
Apex Service Partners, LLC - Term Loan C	07/31/25	Personal, Food and Miscellaneous Services	10.76%	SOFR+525	7,531	7,531	7,512
Applied Technical Services, LLC	12/29/26	Environmental Services	11.51%	SOFR+575	11,394	11,271	11,166
Applied Technical Services, LLC - Unfunded Term Loan (3)	12/29/26	Environmental Services			513	-	(5)
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.62%	SOFR+625	11,820	11,642	11,702
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.14%	SOFR+575	14,850	14,604	13,811
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.83%	SOFR+650	8,978	8,874	8,933
Blackhawk Industrial Distribution, Inc.	09/17/24	Distribution	11.79%	SOFR+625	17,823	17,588	17,556
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.50%	SOFR+600	9,683	9,683	9,683
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.67%	SOFR+525	893	836	841
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.39%	SOFR+600	17,281	17,013	17,281
CF512, Inc.	08/20/26	Media	11.60%	SOFR+600	2,921	2,901	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.16%	SOFR+550	8,808	8,792	8,500
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.90%	SOFR+575	2,575	2,550	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.24%	SOFR+575	10,882	10,834	10,882
DRI Holding Inc.	12/21/28	Media	10.67%	SOFR+525	4,382	3,959	3,993
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.77%	SOFR+640	14,395	14,345	14,222
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	11.93%	SOFR+650	8,635	8,561	8,505
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.64%	SOFR+625	6,219	6,148	6,125
Electro Rent Corporation	01/17/24	Electronics	10.93%	SOFR+550	3,712	3,665	3,632
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.89%	SOFR+650	12,404	12,171	12,193
Exigo Intermediate II, LLC	03/15/27	Business Services	11.17%	SOFR+575	9,750	9,637	9,555
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.40%	SOFR+475	1,518	1,470	1,506
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.43%	SOFR+700	4,373	4,291	4,307
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.96%	SOFR+650	7,027	7,008	6,676
Graffiti Buyer, Inc.	08/10/27	Distribution	10.99%	SOFR+575	1,954	1,925	1,935
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.93%	SOFR+550	6,423	6,423	6,262
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.32%	SOFR+600	19,717	19,388	19,717
HV Watterson Holdings, LLC	12/17/26	Business Services	11.79%	SOFR+600	15,140	14,974	15,110
HW Holdco, LLC	12/10/24	Media	11.70%	SOFR+625	14,250	14,171	14,036
IG Investments Holdings, LLC	09/22/28	Business Services	11.45%	SOFR+600	4,428	4,355	4,362
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.72%	SOFR+550	5,565	5,481	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.50%	SOFR+715	19,737	19,410	19,737
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.24%	SOFR+685	11,053	10,867	11,053
Infolinks Media Buyco, LLC	11/01/26	Media	11.17%	SOFR+575	6,364	6,364	6,364
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.57%	SOFR+575	19,701	19,639	19,504
K2 Pure Solutions NoCal, L.P.	12/20/23	Chemicals, Plastics and Rubber	13.42%	SOFR+800	12,061	12,040	12,061
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.54%	SOFR+615	16,920	16,641	16,666
LAV Gear Holdings, Inc.	10/31/24	Leisure, Amusement, Motion Pictures, Entertainment	11.46%	SOFR+565	4,658	4,631	4,603
Lash OpCo, LLC	02/18/27	Consumer Products	12.13%	SOFR+700	19,723	19,565	19,526
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.67%	SOFR+575	12,218	12,056	12,096
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.77%	SOFR+665	6,318	6,206	6,192
MAG DS Corp.	04/01/27	Aerospace and Defense	10.99%	SOFR+550	7,601	7,153	7,202
Magenta Buyer, LLC	07/31/28	Software	10.63%	SOFR+500	3,785	3,550	2,805
Mars Acquisition Holdings Corp.	05/14/26	Media	11.04%	SOFR+550	10,885	10,811	10,776
MBS Holdings, Inc.	04/16/27	Telecommunications	11.22%	SOFR+575	7,859	7,780	7,749
Meadowlark Acquirer, LLC	12/10/27	Business Services	10.58%	SOFR+550	2,958	2,911	2,884
Municipal Emergency Services, Inc.	10/01/27	Distribution	11.04%	SOFR+550	5,975	5,860	5,843
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	10.93%	SOFR+525	7,429	7,369	7,280
Neptune Flood Incorporated	05/09/29	Financial Services	11.97%	SOFR+660	8,020	7,910	8,020
One Stop Mailing, LLC	05/07/27	Transportation	11.68%	SOFR+625	8,470	8,311	8,470
Owl Acquisition, LLC	02/04/28	Education	10.80%	SOFR+575	3,893	3,794	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	12.90%	SOFR+725	4,378	4,343	4,301
Pequod Merger Sub, Inc.	12/02/26	Banking, Finance, Insurance & Real Estate	11.79%	SOFR+640	11,474	11,267	11,244
PL Acquisitionco, LLC	11/09/27	Retail	12.42%	SOFR+700	7,930	7,818	7,137
PlayPower, Inc.	05/08/26	Consumer Products	10.92%	SOFR+565	2,551	2,481	2,436
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.74%	SOFR+625	3,314	3,267	3,264
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.29%	SOFR+575	12,703	12,641	12,576
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	11.22%	SOFR+550	5,603	5,603	5,603
Reception Purchaser, LLC	4/28/2028	Transportation	11.54%	SOFR+600	5,000	4,937	4,800
Recteq, LLC	1/29/2026	Consumer Products	12.54%	SOFR+700	9,750	9,655	9,458
Research Now Group, LLC and Dynata, LLC	12/20/2024	Business Services	11.13%	SOFR+550	14,389	14,332	12,591
Riverpoint Medical, LLC	6/20/2025	Healthcare, Education and Childcare	10.54%	SOFR+575	3,176	3,162	3,131
Riverside Assessments, LLC	3/10/2025	Education	11.29%	SOFR+625	10,895	10,834	10,786
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	6/16/2029	Professional Services	11.52%	SOFR+625	3,749	3,678	3,692

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Sales Benchmark Index LLC	1/3/2025	Business Services	11.59%	SOFR+600	6,859	$6,815	$6,825
Sargent & Greenleaf Inc.	12/20/2024	Electronics	12.92%	SOFR+750	4,872	4,872	4,823
Seaway Buyer, LLC	6/13/2029	Chemicals, Plastics and Rubber	11.54%	SOFR+605	14,850	14,633	14,405
Signature Systems Holding Company	5/3/2024	Chemicals, Plastics and Rubber	12.04%	SOFR+650	11,201	11,173	11,201
Skopima Consilio Parent, LLC	5/17/2028	Business Services	9.93%	SOFR+450	1,300	1,274	1,272
Solutionreach, Inc.	7/17/2025	Communications	12.37%	SOFR+700	9,239	9,206	9,202
SpendMend Holdings, LLC	3/1/2028	Business Services	11.04%	SOFR+575	9,607	9,352	9,396
STV Group Incorporated	12/11/2026	Transportation	10.67%	SOFR+525	12,099	12,045	11,857
Summit Behavioral Healthcare, LLC	11/24/2028	Healthcare, Education and Childcare	10.43%	SOFR+475	3,572	3,389	3,559
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	8/16/2027	Aerospace and Defense	11.49%	SOFR+600	15,966	15,695	15,790
Team Services Group, LLC	11/24/2028	Healthcare, Education and Childcare	10.75%	SOFR+515	2,688	2,584	2,627
Teneo Holdings LLC	7/18/2025	Financial Services	10.67%	SOFR+525	2,936	2,927	2,931
The Aegis Technologies Group, LLC	10/31/2025	Aerospace and Defense	12.04%	SOFR+650	11,095	11,008	10,929
The Bluebird Group LLC	7/27/2026	Business Services	12.79%	SOFR+725	7,855	7,872	7,823
The Vertex Companies, LLC	8/31/2027	Business Services	11.70%	SOFR+635	7,690	7,596	7,628
TPC Canada Parent, Inc. and TPC US Parent, LLC	11/24/2025	Food	10.68%	SOFR+550	5,479	5,378	5,479
TWS Acquisition Corporation	6/6/2025	Education	11.80%	SOFR+625	7,177	7,161	7,177
Tyto Athene, LLC	4/3/2028	Aerospace and Defense	10.90%	SOFR+550	11,393	11,285	10,391
Urology Management Holdings, Inc.	6/15/2026	Healthcare, Education and Childcare	11.79%	SOFR+625	3,860	3,792	3,780
Wildcat Buyerco, Inc.	2/27/2026	Electronics	10.54%	SOFR+515	11,386	11,323	11,272
Zips Car Wash, LLC	3/1/2024	Business Services	12.67%	SOFR+725	19,682	19,582	19,042

Total First Lien Secured Debt						810,737	804,187
Total Investments - 783.7%
Cash and Cash Equivalents - 57.6%
BlackRock Federal FD Institutional 30						59,096	59,096
Total Cash and Cash Equivalents						59,096	59,096
Total Investments and Cash Equivalents - 841.3%						$869,833	$863,283
Liabilities in Excess of Other Assets — (741.3)%							(760,665)
Members' Equity—100.0%							$102,618
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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	December 31, 2023 (Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$863,478 and $810,737, respectively)	$857,885	$804,187
Cash and cash equivalents (cost—$54,996 and $59,096, respectively)	54,996	59,096
Interest receivable	5,738	5,248
Due from affiliate	1,358	3,296
Prepaid expenses and other assets	710	936
Total assets	920,687	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,381	244,284
2035 Asset-backed debt, net (par—$246,000)	243,825	243,727
Notes payable to members	169,131	169,131
Credit facility payable	131,600	88,600
Interest payable on credit facility and asset backed debt	15,495	10,421
Distribution payable to members	7,750	7,250
Interest payable on notes to members	3,959	3,895
Accounts payable and accrued expenses	737	835
Payable for investments purchased	—	2,002
Total liabilities	816,878	770,145
Commitments and contingencies
Members' equity	103,809	102,618
Total liabilities and members' equity	$920,687	$872,763
(1)
As of December 31, 2023 and September 30, 2023, PSLF had zero and $0.5 million, respectively, of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended December 31,
	2023	2022
Investment income:
Interest	$27,107	$18,845
Other income	140	97
Total investment income	27,247	18,942
Expenses: (1)
Interest expense on credit facility and asset-backed debt	12,640	7,815
Interest expense on notes to members	5,844	4,723
Administration fees	568	727
General and administrative expenses	197	114
Total expenses	19,249	13,379
Net investment income	7,998	5,563
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	(33)
Net change in unrealized appreciation (depreciation) on investments	943	(3,922)
Net realized and unrealized gain (loss) on investments	943	(3,955)
Net increase (decrease) in members' equity resulting from operations	$8,941	$1,608

(1) No management or incentive fees are payable by PSLF.

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

During the three months ended December 31, 2023, we declared distributions of $0.21 per share, for total distributions of $13.7 million. For the same periods in the prior year, we declared distributions of $0.17 per share, for total distributions of $10.8 million. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

Effective October 2023, we changed from a quarterly distribution to a monthly distribution. We intend to continue to make monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our board of directors.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Share Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. During the three months ended December 31, 2022, we did not make any repurchases of our common shares. The program expired on March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, our debt portfolio consisted of 96% variable-rate investments and 4% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(5,112)	$(0.08)
Up 1%	5,112	0.08
Up 2%	10,225	0.16
Up 3%	15,337	0.24
Up 4%	20,465	0.31

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

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our Truist Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in the benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 4. Controls and Procedures

As of the quarter ended December 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, a material weakness was previously identified in connection with our internal control over financial reporting relating to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. We have taken steps to remediate these material weaknesses, which steps have included (i) enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively (ii) enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (iii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended December 31, 2023 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should consider carefully the factors discussed below, as well as in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on December 8, 2023, which could materially affect our business, financial condition and/or operating results. The risks as in our Annual Report on Form 10-K, are not the only risks facing PennantPark Investment Corp. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were sold in the quarter ended December 31, 2023.

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

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 814-00736), filed on May 11, 2020).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit 99(d)(1) to the Registrant’s Registration Statement on Form N-2 (File No. 333-150033), filed on April 2, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00736), filed on November 16, 2011).

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNANTPARK INVESTMENT CORPORATION

Date: February 7, 2024	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 7, 2024	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)