Form 10-Q
period 2024-03-31
PENNANTPARK INVESTMENT CORP
filed 2024-05-08
CIK 1383414

•]`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2024 was 65,224,500.

PENNANTPARK INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I—CONSOLIDATED FINANCIAL INFORMATION

We are filing this Quarterly Report on Form 10-Q, or the Report, in compliance with Rule 13a-13 as promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In this Report, except where context suggest otherwise, the terms “Company,” “we,” “our” or “us” refers to PennantPark Investment Corporation and its consolidated subsidiaries; “PennantPark Investment” refers to only PennantPark Investment Corporation; “our SBIC Fund” refers collectively to our consolidated subsidiaries, PennantPark SBIC II LP, or SBIC II, and its general partner, PennantPark SBIC GP II, LLC; “Funding I” refers to PennantPark Investment Funding I, LLC, a wholly-owned subsidiary prior to deconsolidation on July 31, 2020; “Taxable Subsidiary” refers collectively to our consolidated subsidiaries, PNNT Investment Holdings II, LLC and PNNT Investment Holdings, LLC; “PSLF” refers to PennantPark Senior Loan Fund, LLC, an unconsolidated joint venture; “PTSF II” refers to PennantPark-TSO Senior Loan Fund II, LP, an unconsolidated limited partnership; “PennantPark Investment Advisers” or “Investment Adviser” refers to PennantPark Investment Advisers, LLC; “PennantPark Investment Administration” or “Administrator” refers to PennantPark Investment Administration, LLC; “SBA” refers to the Small Business Administration; “SBIC” refers to a small business investment company under the Small Business Investment Act of 1958, as amended; “BNP Credit Facility” refers to our revolving credit facility with BNP Paribas prior to deconsolidation of Funding I; “Truist Credit Facility” refers to our multi-currency, senior secured revolving credit facility with Truist Bank, as amended and restated; “2026 Notes” refers to our 4.50% Notes due May 2026; “2026 Notes-2” refers to our 4.00% Notes due November 2026; “BDC” refers to a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act”; “SBCAA” refers to the Small Business Credit Availability Act; “Code” refers to the Internal Revenue Code of 1986, as amended; and “RIC” refers to a regulated investment company under the Code. References to our portfolio, our investments and our business include investments we make through SBIC II and other consolidated subsidiaries.

Item 1. Consolidated Financial Statements

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost—$876,349 and $816,754, respectively)	$876,591	$830,808
Non-controlled, affiliated investments (amortized cost—$55,854 and $55,787, respectively)	37,170	54,771
Controlled, affiliated investments (amortized cost—$294,049 and $245,386, respectively)	324,470	216,068
Total investments (amortized cost—$1,226,252 and $1,117,927, respectively)	1,238,231	1,101,647
Cash and cash equivalents (cost—$35,409 and $38,784, respectively)	35,418	38,775
Interest receivable	9,258	6,820
Distribution receivable	5,312	5,079
Due from affiliates	270	—
Prepaid expenses and other assets	2,750	4,656
Total assets	1,291,239	1,156,977
Liabilities
Truist Credit Facility payable, at fair value (cost—$396,456 and $212,420, respectively)	392,546	206,940
2026 Notes payable, net (par— $150,000)	148,120	147,669
2026 Notes-2 payable, net (par— $165,000)	162,653	162,226
Payable for investment purchased	65,136	99,949
Distributions payable	4,566	13,697
Accounts payable and accrued expenses	2,819	6,754
Base management fee payable	4,137	3,915
Incentive fee payable	3,018	3,310
Interest payable on debt	6,416	6,231
Due to affiliates	299	4,099
Total liabilities	789,710	654,790
Commitments and contingencies (See Note 11)
Net assets
Common stock, 65,224,500 shares issued and outstanding Par value $0.001 per share and 100,000,000 shares authorized	65	65
Paid-in capital in excess of par value	746,466	746,466
Accumulated deficit	(245,002)	(244,344)
Total net assets	$501,529	$502,187
Total liabilities and net assets	$1,291,239	$1,156,977
Net asset value per share	$7.69	$7.70

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Investment income:
From non-controlled, non-affiliated investments:
Interest	$22,904	$26,759	$43,972	$48,990
Payment-in-kind	187	24	189	24
Dividend income	623	1,131	1,315	1,131
Other income	778	346	2,203	833
From non-controlled, affiliated investments:
Interest	—	81	—	81
Payment-in-kind	—	—	347	—
From controlled, affiliated investments:
Interest	5,941	3,648	11,422	6,506
Payment-in-kind	857	658	1,489	1,789
Dividend income	4,689	3,702	9,378	6,958
Total investment income	35,979	36,349	70,315	66,312
Expenses:
Interest and expenses on debt	11,868	10,587	21,424	20,316
Base management fee	4,137	4,040	8,141	8,642
Incentive fee	3,018	3,530	6,339	5,721
General and administrative expenses	1,379	835	2,593	1,676
Administrative services expenses	550	267	739	533
Expenses before provision for taxes	20,952	19,259	39,236	36,888
Provision for taxes on net investment income	775	450	1,168	2,450
Net expenses	21,727	19,709	40,404	39,338
Net investment income	14,252	16,640	29,911	26,974
Realized and unrealized gain (loss) on investments and debt:
Net realized gain (loss) on investments and debt:
Non-controlled, non-affiliated investments	(1,434)	(14,613)	1,146	(10,549)
Non-controlled and controlled, affiliated investments	(29,419)	(133,098)	(30,169)	(133,098)
Debt extinguishment	—	(289)	—	(289)
Provision for taxes on realized gain on investments	(177)	(717)	(177)	(717)
Net realized gain (loss) on investments and debt	(31,030)	(148,717)	(29,200)	(144,653)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,528)	3,950	(13,798)	(46,567)
Non-controlled and controlled, affiliated investments	34,751	131,459	42,075	90,411
Provision for taxes on unrealized appreciation (depreciation) on investments	(830)	—	(680)	896
Debt appreciation (depreciation)	470	1,540	(1,570)	5,919
Net change in unrealized appreciation (depreciation) on investments and debt	32,863	136,949	26,027	50,659
Net realized and unrealized gain (loss) from investments and debt	1,833	(11,768)	(3,173)	(93,994)
Net increase (decrease) in net assets resulting from operations	16,085	4,872	$26,738	(67,020)
Net increase (decrease) in net assets resulting from operations per common share	$0.25	$0.07	$0.41	$(1.03)
Net investment income per common share	$0.22	$0.26	$0.46	$0.41

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$14,252	$16,640	$29,911	$26,974
Net realized gain (loss) on investments and debt	(30,853)	(148,000)	(29,023)	(143,936)
Net change in unrealized appreciation (depreciation) on investments	33,223	135,409	28,277	43,844
Net change in provision for taxes on net realized gain (loss) on investments	(177)	(717)	(177)	(717)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	(830)	—	(680)	896
Net change in unrealized (appreciation) depreciation on debt	470	1,540	(1,570)	5,919
Net increase (decrease) in net assets resulting from operations	16,085	4,872	26,738	(67,020)
Distributions to stockholders:
Distribution of net investment income	(13,698)	(12,066)	(27,396)	(22,830)
Total distributions to stockholders	(13,698)	(12,066)	(27,396)	(22,830)
Net increase (decrease) in net assets	2,387	(7,194)	(658)	(89,850)
Net assets:
Beginning of period	499,142	502,909	502,187	585,565
End of period	$501,529	$495,715	$501,529	$495,715

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$26,738	$(67,020)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in net unrealized (appreciation) depreciation on investments	(28,277)	(43,844)
Net change in unrealized appreciation (depreciation) on debt	1,570	(5,919)
Net realized (gain) loss on investments	29,023	143,647
Debt extinguishment realized loss	—	289
Net accretion of discount and amortization of premium	(1,685)	(4,717)
Purchases of investments	(529,161)	(144,489)
Payment-in-kind income	(2,025)	(1,812)
Proceeds from dispositions of investments	396,809	144,780
Amortization of deferred financing costs	878	903
(Increase) decrease in:
Interest receivable	(2,438)	(826)
Receivables from investments sold	—	29,494
Distribution receivable	(233)	(2,414)
Due from affiliate	(270)	1,193
Prepaid expenses and other assets	636	(8,000)
Increase (decrease) in:
Due to affiliate	(3,800)	—
Payable for investments purchased	(34,813)	15,149
Interest payable on debt	185	(171)
Base management fee payable, net	222	(809)
Incentive fee payable	(292)	3,530
Deferred tax liability	—	(896)
Accounts payable and accrued expenses	(3,935)	2,416
Net cash provided by (used in) operating activities	(150,868)	60,484
Cash flows from financing activities:
Distributions paid to stockholders	(36,525)	(20,546)
Repayments under SBA debetures		(20,000)
Borrowings under Truist Credit Facility	331,036	75,500
Repayments under Truist Credit Facility	(147,000)	(84,000)
Net cash provided by (used in) financing activities	147,511	(49,046)
Net increase (decrease) in cash equivalents	(3,357)	11,438
Effect of exchange rate changes on cash	-	223
Cash and cash equivalents, beginning of period	38,775	54,775
Cash and cash equivalents, end of period	$35,418	$66,436
Supplemental disclosure of cash flow information:
Interest paid	$20,361	$19,584
Taxes paid	$6,326	$299
Non-cash exchanges and conversions	$8,024	$12,628

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Non-Controlled, Non-Affiliated Portfolio Companies—174.8% of Net Assets (1), (2)
First Lien Secured Debt—113.1% of Net Assets
A1 Garage Merger Sub, LLC	12/22/2028	Personal, Food and Miscellaneous Services	11.68%	3M SOFR+660	5,118	$5,054	$5,118
A1 Garage Merger Sub, LLC - Unfunded Term Loan (7)	12/21/2024	Personal, Food and Miscellaneous Services	—	—	1,788	—	27
A1 Garage Merger Sub, LLC - Revolver (7)	12/22/2028	Personal, Food and Miscellaneous Services	—	—	2,532	—	—
ACP Avenu Buyer, LLC	10/02/2029	Business Services	11.58%	3M SOFR+625	1,247	1,230	1,215
ACP Avenu Buyer, LLC - Unfunded Term Loan (7)	04/02/2025	Business Services	—	—	1,799	—	(20)
ACP Avenu Buyer, LLC - Revolver (7)	10/02/2029	Business Services	—	—	1,218	—	(30)
ACP Falcon Buyer, Inc. - Revolver (7)	08/01/2029	Business Services	—	—	2,533	—	—
Ad.net Acquisition, LLC - Revolver (7)	05/07/2026	Media	—	—	444	—	—
Aeronix, Inc. - Revolver	12/12/2028	Aerospace and Defense	10.81%	3M SOFR+550	747	747	739
Aeronix, Inc. - Revolver (7)	12/12/2028	Aerospace and Defense	—	—	1,743	—	(17)
AFC Dell Holding Corp.	04/09/2027	Distribution	11.74%	3M SOFR+640	5,074	5,074	5,023
AFC Dell Holding Corp. - Unfunded Term Loan (7)	04/09/2027	Distribution	—	—	8,279	—	(83)
Anteriad, LLC (f/k/a MeritDirect, LLC)	06/30/2026	Media	11.23%	3M SOFR+575	1,205	1,200	1,199
Anteriad, LLC (f/k/a MeritDirect, LLC) - Funded Revolver	06/30/2026	Media	11.18%	3M SOFR+560	691	691	688
Anteriad, LLC (f/k/a MeritDirect, LLC) - Revolver (7)	06/30/2026	Media	—	—	921	—	(5)
Any Hour Services	07/21/2027	Personal, Food and Miscellaneous Services	11.00%	3M SOFR+585	3,007	2,978	2,977
Any Hour Services - Revolver (7)	07/21/2027	Personal, Food and Miscellaneous Services	—	—	1,147	—	(11)
Applied Technical Services, LLC	12/29/2026	Environmental Services	11.20%	3M SOFR+585	1,996	1,979	1,956
Applied Technical Services, LLC. - Unfunded Term Loan (7)	07/17/2025	Environmental Services	—	—	2,637	—	(26)
Applied Technical Services, LLC - Revolver	12/29/2026	Environmental Services	13.25%	3M SOFR+475	257	257	252
Applied Technical Services, LLC - Revolver (7)	12/29/2026	Environmental Services	—	—	1,544	—	(31)
Arcfield Acquisition Corp. - Revolver (7)	08/04/2028	Aerospace and Defense	—	—	3,521	—	(35)
Atlas Purchaser, Inc. - Third Out	05/06/2028	Telecommunications	12.33%	3M SOFR+700	8,840	7,385	7,381
Atlas Purchaser, Inc. - Fourth Out	05/06/2028	Telecommunications	12.33%	3M SOFR+700	4,760	646	643
Berwick Industrial Park	05/02/2024	Buildings and Real Estate	11.50%	—	4,000	4,051	3,988
Beta Plus Technologies, Inc.	07/01/2029	Business Services	11.10%	3M SOFR+575	4,925	4,852	4,790
Big Top Holdings, LLC	02/07/2030	Manufacturing/Basic Industry	11.56%	3M SOFR+625	7,000	6,878	6,878
Big Top Holdings, LLC - Unfunded Revolver (7)	02/07/2030	Manufacturing/Basic Industry	0.00%	—	1,155	-	(20)
BioDerm, Inc. - Revolver	01/31/2028	Healthcare, Education and Childcare	11.82%	3M SOFR+650	589	589	583
BioDerm, Inc. - Revolver (7)	01/31/2028	Healthcare, Education and Childcare	—	—	482	—	(5)
Blackhawk Industrial Distribution, Inc.	09/17/2026	Distribution	11.75%	3M SOFR+640	5,761	5,721	5,724
Blackhawk Industrial Distribution, Inc.(7)	09/17/2026	Distribution	—	—	2,924	—	(29)
Blackhawk Industrial Distribution, Inc. - Revolver	09/17/2026	Distribution	13.75%	3M SOFR+525	1,373	1,373	1,366
Blackhawk Industrial Distribution, Inc. - Revolver (7)	09/17/2026	Distribution	—	—	2,059	—	(10)
BlueHalo Financing Holdings, LLC	10/31/2025	Aerospace and Defense	12.04%	3M SOFR+665	1,115	1,097	1,098
Broder Bros., Co.	12/04/2025	Consumer Products	11.56%	3M SOFR+626	9,653	9,653	9,653
Carisk Buyer, Inc. - Unfunded Term Loan (7)	12/01/2029	Healthcare, Education and Childcare	—	—	4,813	—	—
Carisk Buyer, Inc. - Revolver (7)	12/01/2029	Healthcare, Education and Childcare	—	—	1,750	—	(18)
Carnegie Dartlet, LLC	02/07/2030	Education	10.83%	3M SOFR+550	23,000	22,660	22,655
Carnegie Dartlet, LLC - Unfunded Term Loan (7)	02/07/2026	Education	—	—	10,017	—	(50)
Carnegie Dartlet, LLC - Funded Revolver	02/07/2030	Education	10.80%	3M SOFR+550	668	668	658
Carnegie Dartlet, LLC - Unfunded Revolver (7)	02/07/2030	Education	—	—	2,671	—	(40)
Cartessa Aesthetics, LLC	06/14/2028	Distribution	11.06%	3M SOFR+575	33,884	33,366	33,884
Cartessa Aesthetics, LLC - Revolver	06/14/2028	Distribution	11.06%	3M SOFR+575	1,265	1,265	1,265
Cartessa Aesthetics, LLC - Revolver (7)	06/14/2028	Distribution	—	—	2,297	—	—
CF512, Inc.	08/20/2026	Media	11.52%	3M SOFR+619	6,558	6,501	6,460
CF512, Inc. - Revolver (7)	08/20/2026	Media	—	—	909	—	(14)
Compex Legal Services, Inc.	02/09/2026	Business Services	10.92%	3M SOFR+555	944	936	944
Compex Legal Services, Inc. - Revolver	02/07/2025	Business Services	10.87%	3M SOFR+555	131	131	131
Compex Legal Services, Inc. - Revolver (7)	02/07/2025	Business Services	—	—	525	—	—
Confluent Health, LLC	11/30/2028	Healthcare, Education and Childcare	12.83%	3M SOFR+750	1,980	1,854	1,980
Connatix Buyer, Inc. - Revolver (7)	07/13/2027	Media	—	—	1,875	—	(75)
Crane 1 Services, Inc. - Revolver	08/16/2027	Personal, Food and Miscellaneous Services	10.81%	3M SOFR+501	117	117	117
Crane 1 Services, Inc. - Revolver (7)	08/16/2027	Personal, Food and Miscellaneous Services	—	—	175	—	—
Dr. Squatch, LLC	08/31/2027	Personal and Non-Durable Consumer Products	11.17%	3M SOFR+585	8,163	8,095	8,163
Dr. Squatch, LLC - Funded Revolver	08/31/2027	Personal, Food and Miscellaneous Services	11.16%	3M SOFR+585	1,551	1,551	1,551
Dr. Squatch, LLC - Revolver (7)	08/31/2027	Personal and Non-Durable Consumer Products	—	—	775	—	—
DRS Holdings III, Inc.	11/03/2025	Consumer Products	11.71%	3M SOFR+640	6	6	6
DRS Holdings III, Inc. - Revolver (7)	11/03/2025	Consumer Products	—	—	1,783	—	(14)
EDS Buyer, LLC	12/22/2028	Aerospace and Defense	11.56%	3M SOFR+625	11,711	11,550	11,477
EDS Buyer, LLC- Unfunded Term Loan (7)	12/22/2028	Aerospace and Defense	—	—	5,625	—	(42)
EDS Buyer, LLC - Revolver (7)	12/22/2028	Aerospace and Defense	—	—	1,915	—	(38)
ETE Intermediate II, LLC - Revolver (7)	05/25/2029	Personal, Food and Miscellaneous Services	—	—	1,656	—	—
Exigo Intermediate II, LLC	03/15/2027	Business Services	11.43%	3M SOFR+610	24,251	24,002	23,766
Exigo Intermediate II, LLC - Revolver (7)	03/15/2027	Business Services	—	—	1,856	—	(37)
Five Star Buyer, Inc.	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	12.43%	3M SOFR+710	196	196	193
Five Star Buyer, Inc. - Unfunded Term Loan (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	837	—	(13)
Five Star Buyer, Inc. - Revolver (7)	02/23/2028	Leisure, Amusement, Motion Pictures, Entertainment	—	—	741	—	(11)
Gauge ETE Blocker, LLC - Promissory Note	05/19/2029	Personal, Food and Miscellaneous Services	12.56%	—	215	215	215

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Graffiti Buyer, Inc.	08/10/2027	Distribution	10.90%	3M SOFR+560	886	$878	$877
Graffiti Buyer, Inc. - Revolver	08/10/2027	Distribution	10.93%	3M SOFR+560	534	534	529
Graffiti Buyer, Inc. - Revolver (7)	08/10/2027	Distribution	—	—	235	—	(2)
Hancock Roofing and Construction L.L.C.	12/31/2026	Insurance	10.93%	1M SOFR+560	585	585	550
Hancock Roofing and Construction L.L.C. - Revolver (7)	12/31/2026	Insurance	—	—	165	—	(10)
Hills Distribution, Inc. - - Unfunded Term Loan (7)	11/07/2025	Distribution	—	—	9,144	—	(46)
HV Watterson Holdings, LLC	12/17/2026	Business Services	11.46%	1M SOFR+615	277	276	276
HV Watterson Holdings, LLC - Revolver	12/17/2026	Business Services	11.46%	3M SOFR+615	1,200	1,200	1,195
HV Watterson Holdings, LLC - Revolver (7)	12/17/2026	Business Services	—	—	50	—	—
HW Holdco, LLC	05/10/2026	Media	11.54%	3M SOFR+640	11,211	11,169	11,043
HW Holdco, LLC - Revolver (7)	05/10/2026	Media	—	—	3,387	—	(51)
IG Investments Holdings, LLC - Revolver (7)	09/22/2027	Business Services	—	—	477	—	(10)
Imagine Acquisitionco, LLC (7)	11/15/2027	Business Services	—	—	1,685	—	(17)
Inception Fertility Ventures, LLC	12/07/2024	Healthcare, Education and Childcare	12.64%	3M SOFR+725	21,195	21,073	21,195
Infinity Home Services Holdco, Inc.	12/28/2028	Personal, Food and Miscellaneous Services	12.18%	3M SOFR+685	2,964	2,964	2,964
Infinity Home Services Holdco, Inc. (10)	12/28/2028	Personal, Food and Miscellaneous Services	11.31%	3M SOFR+600	CAD 2,217	1,596	1,606
Infinity Home Services Holdco, Inc. - Funded Revolver	12/28/2028	Personal, Food and Miscellaneous Services	14.25%	3M SOFR+575	226	226	226
Infinity Home Services Holdco, Inc. - 1st Amendment Unfunded Term Loan (7)	11/17/2025	Personal, Food and Miscellaneous Services	—	—	9,384	—	(70)
Infinity Home Services Holdco, Inc. - Revolver (7)	12/28/2028	Personal, Food and Miscellaneous Services	—	—	1,066	—	—
Infolinks Media Buyco, LLC	11/01/2026	Media	11.18%	3M SOFR+585	1,413	1,399	1,413
Integrity Marketing Acquisition, LLC	08/27/2026	Insurance	11.49%	3M SOFR+615	9,913	9,878	9,814
Integrity Marketing Acquisition, LLC - Unfunded Term Loan (7)	08/31/2025	Insurance	—	—	2,325	—	(12)
Integrity Marketing Acquisition, LLC - Revolver (7)	08/31/2025	Insurance	—	—	160	—	—
Inventus Power, Inc. - Revolver (7)	06/30/2025	Electronics	—	—	1,729	—	(35)
ITI Holdings, Inc.	03/03/2028	Business Services	10.97%	3M SOFR+565	8,793	8,683	8,705
ITI Holdings, Inc. - Revolver	03/03/2028	Business Services	13.00%	3M SOFR+450	1,300	1,300	1,287
ITI Holdings, Inc. - Revolver (7)	03/03/2028	Business Services	—	—	191	—	(2)
Kinetic Purchaser, LLC	11/10/2027	Consumer Products	11.46%	3M SOFR+615	9,127	8,938	9,127
Kinetic Purchaser, LLC - Revolver (7)	11/10/2026	Consumer Products	—	—	4,854	—	—
Lash OpCo, LLC	02/18/2027	Consumer Products	13.23%	1M SOFR+700	2,829	2,792	2,800
			(PIK 5.1%)
Lash OpCo, LLC - Revolver	08/16/2026	Consumer Products	13.30%	1M SOFR+700	2,620	2,620	2,594
			(PIK 5.1%)
Lash OpCo, LLC - Revolver (7)	08/16/2026	Consumer Products	—	—	317	—	(3)
LAV Gear Holdings, Inc.	10/31/2025	Leisure, Amusement, Motion Pictures, Entertainment	11.75%	1M SOFR+640	2,042	2,042	2,014
Ledge Lounger, Inc.	11/09/2026	Consumer Products	11.96%	3M SOFR+665	9,039	8,937	8,903
Ledge Lounger, Inc. - Revolver	11/09/2026	Consumer Products	11.96%	3M SOFR+665	1,611	1,611	1,586
Ledge Lounger, Inc. - Revolver (7)	11/09/2026	Consumer Products	—	—	322	—	(5)
Lightspeed Buyer Inc.	02/03/2026	Healthcare, Education and Childcare	10.68%	1M SOFR+535	2,187	2,178	2,187
Lightspeed Buyer Inc. - Revolver (7)	02/03/2026	Healthcare, Education and Childcare	—	—	1,166	—	—
LJ Avalon Holdings, LLC	02/01/2030	Environmental Services	11.71%	1M SOFR+640	570	562	565
LJ Avalon Holdings, LLC- Unfunded Term Loan (7)	07/31/2024	Environmental Services	—	—	894	—	4
LJ Avalon Holdings, LLC - Revolver (7)	01/31/2030	Environmental Services	—	—	587	—	(6)
Loving Tan Intermediate II, Inc.	05/31/2028	Consumer Products	12.31%	3M SOFR+700	4,963	4,874	4,863
Loving Tan Intermediate II, Inc. - Revolver	05/31/2028	Consumer Products	12.31%	3M SOFR+700	347	347	340
Loving Tan Intermediate II, Inc. - Revolver (7)	05/31/2028	Consumer Products	—	—	284	—	(6)
Mars Acquisition Holdings Corp.	05/14/2026	Media	10.96%	3M SOFR+565	1,826	1,803	1,826
Mars Acquisition Holdings Corp. - Revolver (7)	05/14/2026	Media	—	—	1,209	—	—
MBS Holdings, Inc. - Revolver (7)	04/16/2027	Telecommunications	—	—	694	—	(10)
MDI Buyer, Inc.	07/25/2028	Chemicals, Plastics and Rubber	10.82%	3M SOFR+625	20,033	19,761	19,736
MDI Buyer, Inc. - Revolver	07/25/2028	Chemicals, Plastics and Rubber	10.81%	3M SOFR+600	1,158	1,158	1,141
MDI Buyer, Inc. - Revolver (7)	07/25/2028	Chemicals, Plastics and Rubber	—	—	1,069	-	(5)
Meadowlark Acquirer, LLC	12/10/2027	Business Services	11.20%	3M SOFR+565	1,932	1,916	1,893
Meadowlark Acquirer, LLC. - Unfunded Revolver (7)	12/10/2027	Business Services	—	—	1,685	-	(34)
Medina Health, LLC	10/20/2028	Healthcare, Education and Childcare	11.56%	3M SOFR+625	9,924	9,763	9,825
Medina Health, LLC - Revolver	10/20/2028	Healthcare, Education and Childcare	11.56%	3M SOFR+625	416	416	412
Medina Health, LLC - Revolver (7)	10/20/2028	Healthcare, Education and Childcare	—	—	2,358	—	(24)
Megawatt Acquisitionco, Inc.	03/01/2030	Electronics	10.58%	3M SOFR+525	13,000	12,806	12,805
Megawatt Acquisitionco, Inc. - Unfunded Revolver (7)	03/01/2030	Electronics	—	—	1,857	—	—
MOREGroup Holdings, Inc.	01/16/2030	Business Services	11.08%	3M SOFR+590	25,000	24,644	24,750
MOREGroup Holdings, Inc. - Unfunded Term Loan (7)	01/16/2026	Business Services	—	—	6,124	—	—
MOREGroup Holdings, Inc. - Unfunded Revolver (7)	01/16/2030	Business Services	—	—	3,675	—	(37)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)—(Continued)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Municipal Emergency Services, Inc.	09/28/2027	Distribution	10.48%	3M SOFR+515	482	$482	$482
Municipal Emergency Services, Inc. - Unfunded Term Loan A (7)	12/16/2024	Distribution	—	—	769	—	—
Municipal Emergency Services, Inc. - Unfunded Term Loan B (7)	12/16/2024	Distribution	—	—	2,510	—	—
Municipal Emergency Services, Inc. - Revolver (7)	09/28/2027	Distribution	—	—	1,880	—	—
NBH Group LLC - Revolver (7)	08/19/2026	Healthcare, Education and Childcare	—	—	1,163	—	(52)
Neptune Flood Incorporated - Revolver (7)	05/09/2029	Insurance	—	—	541	—	—
NORA Acquisition, LLC	08/31/2029	Healthcare, Education and Childcare	11.68%	3M SOFR+635	5,473	5,370	5,473
NORA Acquisition, LLC - Revolver (7)	08/31/2029	Healthcare, Education and Childcare	—	—	2,707	—	—
Omnia Exterior Solutions, LLC	12/29/2029	Diversified Conglomerate Service	10.80%	3M SOFR+550	2,450	2,450	2,413
Omnia Exterior Solutions, LLC - Unfunded Term Loan (7)	05/01/2024	Diversified Conglomerate Service	—	—	350	—	(5)
Omnia Exterior Solutions, LLC - Unfunded Term Loan 2 (7)	12/29/2025	Diversified Conglomerate Service	—	—	4,900	—	(25)
Omnia Exterior Solutions, LLC - Revolver (7)	12/29/2029	Diversified Conglomerate Service	—	—	1,400	—	(21)
ORL Acquisition, Inc.	09/03/2027	Business Services	14.70%	3M SOFR+740	4,118	4,065	3,212
			(PIK 2.0%)
ORL Acquisition, Inc. - Revolver (7)	09/03/2027	Business Services	—	—	149	—	(33)
OSP Embedded Purchaser, LLC	12/15/2029	Aerospace and Defense	11.16%	3M SOFR+585	6,484	6,373	6,432
OSP Embedded Purchaser, LLC - Revolver (7)	12/15/2029	Aerospace and Defense	—	—	1,477	—	(12)
Ox Two, LLC	05/18/2026	Building Materials	11.82%	1M SOFR+751	13,578	13,472	13,578
Ox Two, LLC - Revolver (7)	05/18/2026	Building Materials	—	—	2,419	—	—
Pacific Purchaser, LLC - Unfunded Term Loan (7)	09/30/2028	Business Services	—	—	2,747	—	41
Pacific Purchaser, LLC - Revolver (7)	09/30/2028	Business Services	—	—	1,373	—	—
PCS MIDCO INC	03/01/2030	Financial Services	11.09%	1M SOFR+575	11,310	11,145	11,143
PCS MIDCO INC - Unfunded Term Loan (7)	03/01/2026	Financial Services	—	—	3,955	—	—
PCS MIDCO INC - Funded Revolver	03/01/2030	Financial Services	11.08%	1M SOFR+575	88	88	88
PCS MIDCO INC - Unfunded Reveolver (7)	03/01/2030	Financial Services	—	—	1,674	—	—
PL Acquisitionco, LLC - Revolver (7)	11/09/2027	Retail	—	—	3,236	—	(372)
Pragmatic Institute, LLC	07/06/2028	Business Services	11.09%	3M SOFR+575	34,810	34,408	29,762
Pragmatic Institute, LLC - Unfunded Term Loan (7)	07/06/2028	Business Services	—	—	7,193	—	(971)
Pragmatic Institute, LLC - Revolver	07/06/2028	Business Services	11.08%	3M SOFR+575	4,795	4,795	4,100
Quantic Electronics, LLC	11/19/2026	Aerospace and Defense	11.66%	3M SOFR+635	1,476	1,468	1,446
Quantic Electronics, LLC - Unfunded Revolver (7)	08/17/2026	Aerospace and Defense	—	—	528	—	(11)
Questex, LLC	09/09/2024	Media	9.72%	3M SOFR+440	20,193	20,148	20,193
Questex, LLC - Revolver (7)	09/09/2024	Media	—	—	3,590	—	—
Radius Aerospace, Inc. - Revolver	03/31/2025	Aerospace and Defense	11.24%	3M SOFR+575	371	371	367
Radius Aerospace, Inc. - Revolver (7)	03/31/2025	Aerospace and Defense	—	—	1,856	—	(19)
Rancho Health MSO, Inc.	12/18/2025	Healthcare, Education and Childcare	10.92%	3M SOFR+585	78	78	78
Rancho Health MSO, Inc - Unfunded Term Loan (7)	12/18/2025	Healthcare, Education and Childcare	—	—	494	—	—
Rancho Health MSO, Inc. - Revolver	12/18/2025	Healthcare, Education and Childcare	10.95%	3M SOFR+585	210	210	210
Rancho Health MSO, Inc. - Revolver (7)	12/18/2025	Healthcare, Education and Childcare	—	—	315	—	—
Reception Purchaser, LLC	02/28/2028	Transportation	11.45%	3M SOFR+615	5,833	5,770	4,958
Recteq, LLC - Funded Revolver	01/29/2026	Consumer Products	11.80%	3M SOFR+585	250	250	244
Recteq, LLC - Revolver (7)	01/29/2026	Consumer Products	—	—	876	—	(22)
Research Now Group, Inc. and Dynata, LLC	12/20/2024	Business Services	11.07%	3M SOFR+576	123	123	105
Riverpoint Medical, LLC - Revolver	06/20/2025	Healthcare, Education and Childcare	10.93%	3M SOFR+510	91	91	91
Riverpoint Medical, LLC - Revolver (7)	06/20/2025	Healthcare, Education and Childcare	—	—	273	—	—
Rural Sourcing Holdings, Inc.	06/15/2029	Business Services	11.56%	3M SOFR+625	287	282	282
Rural Sourcing Holdings, Inc. - Unfunded Term Loan (7)	06/15/2029	Business Services	—	—	860	—	—
Rural Sourcing Holdings, Inc. - Revolver (7)	06/15/2029	Business Services	—	—	860	—	(13)
S101 Holdings, Inc. - Term Loan B	12/29/2026	Electronics	11.48%	3M SOFR+615	2,277	2,255	2,254
S101 Holdings, Inc. - Term Loan C	12/29/2026	Electronics	11.48%	3M SOFR+600	357	354	354
S101 Holdings, Inc. - Unfunded Term Loan 2 (7)	12/15/2024	Electronics	—	—	4,955	—	—
Sales Benchmark Index LLC - Revolver (7)	01/03/2025	Business Services	—	—	732	—	—
Sargent & Greenleaf Inc. - Revolver	12/20/2024	Electronics	12.93%	3M SOFR+660	414	414	414
			(PIK 1.0%)
Sargent & Greenleaf Inc. - Revolver (7)	12/20/2024	Electronics	—	—	199	—	-
Schlesinger Global, Inc.	07/14/2025	Business Services	13.06%	3M SOFR+715	4,743	4,717	4,649
			(PIK 5.6%)
Schlesinger Global, Inc. - Revolver	07/14/2025	Business Services	12.43%	3M SOFR+715	31	31	31
			(PIK 5.6%)
Schlesinger Global, Inc. - Revolver (7)	07/14/2025	Business Services	—	—	8	—	—
Seaway Buyer, LLC - Revolver	06/13/2029	Chemicals, Plastics and Rubber	11.49%	3M SOFR+615	313	313	303
Seaway Buyer, LLC	06/13/2029	Chemicals, Plastics and Rubber	11.46%	3M SOFR+615	4,728	4,670	4,586
Seaway Buyer, LLC - Revolver (7)	06/13/2029	Chemicals, Plastics and Rubber	—	—	2,814	—	(84)
Shiftkey, LLC	06/21/2027	Business Services	11.31%	3M SOFR+601	17,685	17,558	17,172
Sigma Defense Systems, LLC	12/18/2027	Telecommunications	12.46%	1M SOFR+715	26,017	25,419	25,757
Sigma Defense Systems, LLC - Revolver	12/18/2027	Telecommunications	12.46%	1M SOFR+715	1,786	1,786	1,768
Sigma Defense Systems, LLC - Revolver (7)	12/18/2027	Telecommunications	—	—	1,190	—	(12)
Simplicity Financial Marketing Group Holdings Inc.	12/02/2026	Financial Services	11.63%	3M SOFR+640	3,428	3,422	3,388
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Term Loan (7)	02/09/2026	Financial Services	—	—	5,310	—	(53)
Simplicity Financial Marketing Group Holdings Inc. - Unfunded Revolver (7)	12/02/2026	Financial Services	—	—	1,043	—	(10)
Smartronix, LLC	11/23/2028	Aerospace and Defense	11.58%	3M SOFR+600	10,593	10,423	10,593
Smartronix, LLC - Unfunded Reveolver (7)	11/23/2027	Aerospace and Defense	—	—	3,941	—	—
Solutionreach, Inc. - Revolver (7)	07/17/2025	Communications	—	—	833	—	(1)
Spendmend Holdings LLC	03/01/2028	Business Services	10.95%	3M SOFR+565	285	283	285
Spendmend Holdings LLC - Revolver	03/01/2028	Business Services	10.95%	3M SOFR+565	561	561	561
Spendmend Holdings LLC (7)	03/01/2025	Business Services	—	—	2,497	—	19

Cas

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Spendmend Holdings LLC - Revolver (7)	03/01/2028	Business Services	—	—	841	$-	$-
System Planning and Analysis, Inc.	08/16/2027	Aerospace and Defense	11.23%	3M SOFR+590	1,289	1,280	1,288
System Planning and Analysis, Inc.. - Unfunded Term Loan (7)	08/16/2027	Aerospace and Defense	—	—	7,068	—	46
System Planning and Analysis, Inc.. - Unfunded Revolver (7)	08/16/2027	Aerospace and Defense	—	—	2,925	—	(3)
TCG 3.0 Jogger Acquisitionco, Inc.	01/26/2029	Media	11.83%	3M SOFR+650	9,000	8,849	8,843
TCG 3.0 Jogger Acquisitionco, Inc. - Unfunded Revolver (7)	01/26/2029	Media	—	—	1,725	—	(30)
The Bluebird Group LLC	07/27/2026	Business Services	11.96%	3M SOFR+665	2,544	2,514	2,544
The Bluebird Group LLC - Revolver (7)	07/27/2026	Business Services	—	—	734	—	—
The Vertex Companies, LLC	08/30/2027	Business Services	11.68%	3M SOFR+635	185	182	185
The Vertex Companies, LLC - Revolver	08/30/2027	Business Services	11.43%	3M SOFR+610	331	331	331
The Vertex Companies, LLC - Revolver (7)	08/30/2027	Business Services	—	—	409	—	—
TPC US Parent, LLC	11/22/2025	Food	10.93%	3M SOFR+560	6,000	5,919	5,994
TransGo, LLC	12/29/2028	Machinery	11.33%	3M SOFR+600	4,957	4,886	4,907
TransGo, LLC - Revolver (7)	12/29/2028	Machinery	—	—	2,775	—	(28)
TWS Acquisition Corporation	06/16/2025	Education	11.73%	3M SOFR+640	198	198	198
TWS Acquisition Corporation - Revolver (7)	06/16/2025	Education	—	—	1,644	—	—
Tyto Athene, LLC (New Issue) - Revolver	04/01/2026	Aerospace and Defense	11.02%	3M SOFR+565	291	291	273
Tyto Athene, LLC - Revolver (7)	04/01/2026	Aerospace and Defense	—	—	73	—	(5)
Urology Management Holdings, Inc.	06/15/2026	Healthcare, Education and Childcare	11.91%	3M SOFR+665	4,178	4,178	4,128
Urology Management Holdings, Inc. - Unfunded Term Loan (7)	05/27/2024	Healthcare, Education and Childcare	—	—	3,033	—	(36)
Watchtower Intermediate, LLC	12/01/2029	Electronics	11.31%	3M SOFR+600	12,350	12,167	12,251
Watchtower Intermediate, LLC. - Unfunded Term Loan (7)	12/01/2025	Electronics	—	—	2,100	—	7
Watchtower Intermediate, LLC. - Revolver	12/01/2029	Electronics	11.31%	3M SOFR+600	1,260	1,260	1,250
Watchtower Intermediate, LLC. - Revolver (7)	12/01/2029	Electronics	—	—	5,040	—	(40)
Wildcat Buyerco, Inc.	02/27/2027	Electronics	11.06%	3M SOFR+575	4,608	4,566	4,585
Wildcat Buyerco, Inc. - Unfunded Term Loan (7)	02/27/2027	Electronics	—	—	2,737	—	14
Wildcat Buyerco, Inc. - Revolver (7)	02/27/2027	Electronics	—	—	551	—	(3)
Zips Car Wash, LLC	12/31/2024	Auto Sector	12.68%	3M SOFR+735	2,591	2,580	2,532
			(PIK 1.5%)
Total First Lien Secured Debt						576,343	567,102
Second Lien Secured Debt—12.7% of Net Assets
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.46%	3M SOFR+915	17,825	17,592	17,379
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.43%	3M SOFR+910	8,000	7,682	7,920
ENC Parent Corporation	08/19/2029	Business Services	13.06%	3M SOFR+776	7,500	7,444	6,600
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.68%	1M SOFR+835	32,500	32,261	31,688
QuantiTech LLC	02/04/2027	Aerospace and Defense	15.43%	3M SOFR+1010	150	148	150
Total Second Lien Secured Debt						65,127	63,737
Subordinated Debt/Corporate Notes—9.8% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	15.07%	3M SOFR+976	22,219	21,615	22,352
Flock Financial, LLC (6), (11)	05/26/2027	Financial Services	—	—	34,000	33,430	26,860
Schlesinger Global, LLC - Promissory Note	07/26/2024	Business Services	12.31%	3M SOFR+700	—	—	—
Total Subordinated Debt/Corporate Notes						55,045	49,212
Preferred Equity/Partnership Interests—2.6% of Net Assets (6)
Ad.net Holdings, Inc.	—	Media	—	—	2,400	240	296
AFC Acquisitions, Inc. (9)	—	Distribution	—	—	490	749	786
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	944
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	1,161
Cartessa Aesthetics, LLC (9)	—	Distribution	—	—	3,562,500	3,563	5,618
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity	—	Business Services	—	—	1	1	1
Imagine Topco, LP Preferred	—	Business Services	8.00%	—	743,826	744	835
Mars Intermediate Holdings II, Inc	—	Media	—	—	414	414	584
Magnolia Topco LP - Class A Preferred Equity (9)	—	Auto Sector	—	—	1,545	1,545	1,629
Magnolia Topco LP - Class B Preferred Equity (9)	—	Auto Sector	—	—	1,018	643	689
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	163
ORL Holdco, Inc.	—	Business Services	—	—	575	57	—
PL Acquisitionco, LLC - Preferred Equity	—	Retail	—	—	37	37	44
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	337
TWD Parent Holdings, LLC Preferred	—	Business Services	—	—	30	30	36
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						10,037	13,123
Common Equity/Partnership Interests/Warrants—24.7% of Net Assets (6)
A1 Garage Equity, LLC (9)	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,539
ACP Big Top Holdings, L.P. - Common Equity		Manufacturing/Basic Industry	—	—	773,800	774	774
Ad.net Holdings, Inc.	—	Media	—	—	2,667	27	3
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
Aftermarket Drivetrain Products Holdings, LLC	—	Machinery	—	—	1,645	1,645	1,800
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,131
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	$125	$146
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	3,752
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	—
Athletico Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	8,096
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,613	—
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,287
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	650
Carisk Parent, L.P. - Common Equity	—	Healthcare, Education and Childcare	—	—	169,231	169	172
Carnegie Holdco, LLC - Common Equity (9)	—	Education	—	—	1,680,300	1,680	1,680
Connatix Parent, LLC	—	Media	—	—	57,416	632	264
Consello Pacific Aggregator, LLC (9)	—	Business Services	—	—	782,891	783	744
Cowboy Parent LLC	—	Distribution	—	—	27,778	3,015	5,588
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	187
Delta InvestCo LP (9)	—	Telecommunications	—	—	863,299	848	1,539
(Sigma Defense Systems, LLC)
Delta InvestCo LP (7), (9)	—	Telecommunications	—	—	277,745	—	—
(Sigma Defense Systems, LLC)
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	2,385
EDS Topco, LP (11)	—	Aerospace and Defense	—	—	937,500	938	960
Exigo, LLC	—	Business Services	—	—	1,458,333	1,458	1,619
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,578	489	1,335
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense	—	—	20,882	2,175	2,018
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	649
Gauge ETE Blocker, LLC - Common Equity	—	Personal, Food and Miscellaneous Services	—	—	374,444	374	386
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	992,792	651	4,727
Gauge Loving Tan, LP - Common Equity	—	Consumer Products	—	—	462,827	463	288
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	8	7
GCOM InvestCo LP	—	Business Services	—	—	2,434	1,003	578
GMP Hills, LP - Common Equity	—	Distribution	—	—	3,747,470	3,747	3,935
Hancock Claims Consultants Investors, LLC (9)	—	Insurance	—	—	450,000	450	45
HPA SPQ Aggregator LP- Common Equity	—	Business Services	—	—	750,399	750	746
HV Watterson Holdings, LLC	—	Business Services	—	—	1,600,000	1,600	1,350
Icon Partners V C, L.P.	—	Business Services	—	—	1,122,549	1,123	1,060
Icon Partners V C, L.P. (7)	—	Business Services	—	—	377,451	—	(21)
IHS Parent Holdngs, L.P.	—	Personal, Food and Miscellaneous Services	—	—	1,218,045	1,218	1,643
Imagine Topco, LP	—	Business Services	—	—	743,826	—	—
Infogroup Parent Holdings, Inc.	—	Other Media	—	—	181,495	2,040	2,558
(Data Axle, Inc.)
Ironclad Holdco, LLC (Applied Technical Services, LLC) (9)	—	Environmental Services	—	—	4,859	504	940
ITC Infusion Co-invest, LP (9)	—	Healthcare, Education and Childcare	—	—	162,445	1,645	2,312
ITC Rumba, LLC (9)	—	Healthcare, Education and Childcare	—	—	375,675	8	—
(Cano Health, LLC)
Kentucky Racing Holdco, LLC (Warrants)(9)	—	Hotels, Motels, Inns and Gaming	—	—	161,252	—	1,735
Kinetic Purchaser, LLC	—	Consumer Products	—	—	1,308,814	1,309	1,937
KL Stockton Co-Invest LP (Any Hour Services) (9)	—	Personal, Food and Miscellaneous Services	—	—	382,353	385	798
Lariat ecoserv Co-Invest Holdings, LLC (9)	—	Environmental Services	—	—	363,656	—	15
LEP Pequod Holdings, LP	—	Financial Services	—	—	350	865	1,006
Lightspeed Investment Holdco LLC	—	Healthcare, Education and Childcare	—	—	273,143	273	859
LJ Avalon, LP	—	Environmental Services	—	—	851,087	851	996
Lorient Peregrine Investments, LP	—	Business Services	—	—	335,590	4,530	4,453
Magnolia Topco LP - Class A (9)	—	Auto Sector	—	—	1,545,460	—	—
Magnolia Topco LP - Class B (9)	—	Auto Sector	—	—	1,017,840	—	—
Mars Intermidiate Holdings II, Inc.	—	Media	—	—	414	—	175
MDI Aggregator, LP	—	Chemicals, Plastics and Rubber	—	—	30,993	3,103	3,762
Meadowlark Title, LLC (9)	—	Business Services	—	—	815,385	802	—
Megawatt Acquisition Partners, LLC	—	Electronics	—	—	594,300	594	594
Municipal Emergency Services, Inc.	—	Distribution	—	—	3,920,145	3,984	5,802
NEPRT Parent Holdings, LLC (Recteq, LLC) (9)	—	Consumer Products	—	—	1,299	1,250	73
New Medina Health, LLC (9)	—	Healthcare, Education and Childcare	—	—	1,429,480	1,429	1,612
NORA Parent Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	1,257	1,248	1,404
North Haven Saints Equity Holdings, LP(9)	—	Business Services	—	—	351,553	352	418
NXOF Holdings, Inc.	—	Aerospace and Defense	—	—	3,261	3	—
(Tyto Athene, LLC)
OceanSound Discovery Equity, LP (Holdco Sands Intermediate, LLC) (9)	—	Aerospace and Defense	—	—	98,286	983	983
OHCP V BC COI, L.P.	—	Distribution	—	—	691,666	690	603
OHCP V BC COI, L.P. (7)	—	Distribution	—	—	58,334	—	(8)
ORL Holdco, Inc.	—	Business Services	—	—	638	6	—
OSP Embedded Aggregator, LP	—	Aerospace and Defense	—	—	870,536	871	879
PCS Parent, LP	—	Financial Services	—	—	421,304	421	421
PennantPark-TSO Senior Loan Fund II, LP (11)	—	Financial Services	—	—	12,269,640	12,270	12,765
Pink Lily Holdco, LLC (9)	—	Retail	—	—	1,044	1,044	9

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Pragmatic Institute, LLC	—	Business Services	—	—	1,918,047	$1,918	$-
Quad (U.S.) Co-Invest, L.P.	—	Business Services	—	—	2,958,706	2,959	3,557
QuantiTech InvestCo LP (9)	—	Aerospace and Defense	—	—	712	68	453
QuantiTech InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	955	—	—
QuantiTech InvestCo II LP (9)	—	Aerospace and Defense	—	—	40	24	27
RFMG Parent, LP	—	Healthcare, Education and Childcare	—	—	1,050,000	1,050	1,271
(Rancho Health MSO, Inc.)
SBI Holdings Investments LLC	—	Business Services	—	—	36,585	366	334
(Sales Benchmark Index LLC)
Seaway Topco, LP	—	Chemicals, Plastics and Rubber	—	—	2,981	2,981	2,259
SP L2 Holdings, LLC	—	Consumer Products	—	—	881,966	882	458
SSC Dominion Holdings, LLC	—	Electronics	—	—	71	71	3,004
Class B (US Dominion, Inc.)
StellPen Holdings, LLC	—	Media	—	—	153,846	154	138
(CF512, Inc.)
SV Aero Holdings, LLC (9)	—	Aerospace and Defense	—	—	25	247	261
TAC LifePort Holdings, LLC (9)	—	Aerospace and Defense	—	—	254,206	250	427
TCG 3.0 Jogger Co-Invest, LP - Common Equity		Media	—	—	6,475	1,252	1,193
Tower Arch Infolinks Media, LP (9)	—	Media	—	—	540,587	508	1,013
Tower Arch Infolinks Media, LP (7), (9)	—	Media	—	—	354,857	—	—
TPC Holding Company, LP (8), (11)	—	Food	—	—	11,527	12	154
TWD Parent Holdings, LLC	—	Business Services	—	—	608	1	9
(The Vertex Companies, LLC)
UniVista Insurance (9)	—	Business Services	—	—	400	357	701
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,056
Watchtower Holdings, LLC (9)	—	Electronics	—	—	1,241,935	1,241	1,285
WCP Ivyrehab Coinvestment, LP (9)	—	Healthcare, Education and Childcare	—	—	208	208	221
WCP Ivyrehab QP CF Feeder, LP (9)	—	Healthcare, Education and Childcare	—	—	3,715	3,754	3,952
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7), (9)	—	Healthcare, Education and Childcare	—	—	285	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	98	796
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						110,101	123,732
US Government Securities—11.9% of Net Assets
U.S. Treasury Bill (5)	05/07/2024	Short-Term U.S. Government Securities	5.40%	—	60,000	59,696	59,685
Total US Government Securities						59,696	59,685
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						876,349	876,591
Investments in Non-Controlled, Affiliated Portfolio Companies—7.4% of Net Assets (1), (2)
First Lien Secured Debt—2.0% of Net Assets
Walker Edison Furniture Company, LLC (6)	03/01/2029	Home and Office Furnishings	0.00%	—	9,289	9,173	6,874
Walker Edison Furniture Company, LLC - Unfunded Term Loan (6), (7)	03/01/2029	Home and Office Furnishings	—	—	1,208	—	(314)
Walker Edison Furniture Company LLC - Junior Revolver (6)	03/01/2029	Home and Office Furnishings	0.00%	—	3,333	3,333	3,333
Total First Lien Secured Debt						12,506	9,893
Preferred Equity/Partnership Interests—5.4% of Net Assets(6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	5,887,236	32,791	26,083
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,194
Total Preferred Equity/ Partnership Interests						33,709	27,277
Common Equity/Partnership Interests/Warrants—0.0% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,787	—
Total Common Equity/Partnership Interests/Warrants						9,639	—
Total Investments in Non-Controlled, Affiliated Portfolio Companies						55,854	37,170

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) —(Continued)

MARCH 31, 2024

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Investments in Controlled, Affiliated Portfolio Companies—64.7% of Net Assets (1), (2)
First Lien Secured Debt—20.3% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	12.31%	3M SOFR+700	£41,547	$56,879	$52,484
			(PIK 6.8%)
MidOcean JF Holdings Corp.	07/31/2026	Distribution	11.36%	3M SOFR+605	49,875	49,228	49,127
Total First Lien Secured Debt						106,107	101,611
Second Lien Secured Debt—0.0% of Net Assets
Total Second Lien Secured Debt
Subordinated Debt—23.1% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	13.31%	3M SOFR+800	115,886	115,886	115,886
Total Subordinated Debt						115,886	115,886
Common Equity—21.3% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	132	3,141
JF Intermediate, LLC	—	Distribution		—	43,918	4,488	31,274
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	67,373,319	67,436	72,558
Total Common Equity						72,056	106,973
Total Investments in Controlled, Affiliated Portfolio Companies						294,049	324,470
Total Investments—246.9% of Net Assets						1,226,252	1,238,231
Cash and Cash Equivalents—7.1% of Net Assets
BlackRock Federal FD Institutional 30						22,502	22,502
Non-Money Market Cash						12,907	12,916
Total Cash and Cash Equivalents						35,409	35,418
Total Investments and Cash Equivalents—254% of Net Assets						$1,261,661	$1,273,649
Liabilities in Excess of Other Assets—(154.0%) of Net Assets							(772,120)
Net Assets—100.0%							$501,529
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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024, qualifying assets represent 78% of the Company’s total assets and non-qualifying assets represent 22% of the Company’s total assets.

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

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
Second Lien Secured Debt—16.0% of Net Assets
Ascensus Holdings, Inc.	08/02/2028	Financial Services	12.03%	3M SOFR+676	3,000	$2,717	$2,837
Atlas Purchaser, Inc	05/07/2029	Telecommunications	14.66%	3M SOFR+900	17,000	16,600	13,821
Best Practice Associates LLC	06/29/2027	Aerospace and Defense	14.54%	3M SOFR+915	17,825	17,559	17,469
Burgess Point Purchaser Corporation	07/28/2030	Auto Sector	14.42%	1M SOFR+910	8,000	7,680	7,920
ENC Parent Corporation	08/19/2029	Business Services	13.15%	3M SOFR+776	7,500	7,440	6,675
Halo Buyer, Inc.	07/06/2026	Consumer Products	13.67%	1M SOFR+835	32,500	32,232	31,525
QuantiTech LLC	02/04/2027	Aerospace and Defense	11.74%	3M SOFR+635	150	148	149
Total Second Lien Secured Debt						84,376	80,396
Subordinated Debt/Corporate Notes—10.7% of Net Assets
Express Wash Acquisition Company, LLC	01/15/2029	Auto Sector	15.15%	3M SOFR+976	22,219	21,568	21,597
Flock Financial, LLC (11)	05/26/2027	Financial Services	14.50%	—	34,000	33,329	32,300
Total Subordinated Debt/Corporate Notes						54,897	53,897
Preferred Equity/Partnership Interests—2.6% of Net Assets (6)
Ad.net Holdings, Inc.	—	Media	—	—	2,400	240	271
AH Newco Equityholdings, LLC	—	Healthcare, Education and Childcare	6.00%	—	211	500	1,066
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	1,135	918
Cartessa Aesthetics, LLC (9)	—	Distribution	—	—	3,562,500	3,563	4,975
Gauge Lash Coinvest, LLC - Preferred Equity	—	Consumer Products	—	—	64,967	351	789
Gauge Schlesinger Coinvest, LLC - Class A-2 Preferred Equity	—	Business Services	—	—	1	1	1
Imagine Topco, LP	—	Business Services	8.00%	—	743,826	744	750
Magnolia Topco LP - Class A Preferred Equity (9)	—	Auto Sector	—	—	169	169	172
Magnolia Topco LP - Class B Preferred Equity (9)	—	Auto Sector	—	—	929	554	794
Mars Intermediate Holdings II, Inc	—	Media	—	—	414	414	551
NXOF Holdings, Inc. (Tyto Athene, LLC)	—	Aerospace and Defense	—	—	160	160	107
ORL Holdco, Inc.	—	Business Services	—	—	575	57	—
PL Acquisitionco, LLC - Preferred Equity	—	Retail	—	—	37	37	39
Signature CR Intermediate Holdco, Inc.	—	Chemicals, Plastics and Rubber	12.00%	—	1,527	1,527	2,490
TPC Holding Company, LP (8),(11)	—	Food	—	—	219	219	320
TWD Parent Holdings, LLC	—	Business Services	—	—	30	30	37
(The Vertex Companies, LLC)
Total Preferred Equity/Partnership Interests						9,701	13,280
Common Equity/Partnership Interests/Warrants—23.0% of Net Assets (6)
A1 Garage Equity, LLC (9)	—	Personal, Food and Miscellaneous Services	—	—	2,193,038	2,193	2,340
Ad.net Holdings, Inc.	—	Media	—	—	2,667	27	—
Affinion Group Holdings, Inc. (Warrants)	04/10/2024	Consumer Products	—	—	77,190	2,126	—
AG Investco LP (9)	—	Business Services	—	—	805,164	805	1,074
AG Investco LP (7), (9)	—	Business Services	—	—	194,836	—	—
Altamira Intermediate Company II, Inc.	—	Aerospace and Defense	—	—	125,000	125	127
AMCSI Crash Co-Invest, LP	—	Auto Sector	—	—	2,489,777	2,490	3,318
AMCSI Crash Co-Invest, LP (7)	—	Auto Sector	—	—	510,223	—	—
Anteriad Holdings, LP (f/k/a MeritDirect Holdings, LP) (9)	—	Media	—	—	1,135	—	—
Athletico Holdings, LLC (9)	—	Healthcare, Education and Childcare	—	—	9,357	10,000	9,032
Atlas Investment Aggregator, LLC	—	Telecommunications	—	—	1,700,000	1,613	293
BioDerm, Inc.	—	Healthcare, Education and Childcare	—	—	1,312	1,312	1,513
Burgess Point Holdings, LP	—	Auto Sector	—	—	680	680	740
Connatix Parent, LLC	—	Media	—	—	57,416	632	333
Cowboy Parent LLC	—	Distribution	—	—	27,778	3,015	5,451
(Blackhawk Industrial Distribution, Inc.)
Crane 1 Acquisition Parent Holdings, L.P.	—	Personal, Food and Miscellaneous Services	—	—	113	104	173
Delta InvestCo LP	—	Telecommunications	—	—	863,299	848	1,542
(Sigma Defense Systems, LLC) (9)
Delta InvestCo LP (7)	—	Telecommunications	—	—	277,745	—	—
(Sigma Defense Systems, LLC) (7), (9)
eCommission Holding Corporation (11)	—	Financial Services	—	—	80	1,005	1,854
EDS Topco, LP	—	Aerospace and Defense	—	—	937,500	938	885
Exigo, LLC	—	Business Services	—	—	1,458,333	1,458	1,648
FedHC InvestCo LP (9)	—	Aerospace and Defense	—	—	14,578	489	2,060
FedHC InvestCo LP (7),(9)	—	Aerospace and Defense	—	—	5,150	—	—
FedHC InvestCo II LP (9)	—	Aerospace and Defense	—	—	20,882	2,175	2,951
Five Star Parent Holdings, LLC	—	Leisure, Amusement, Motion Pictures, Entertainment	—	—	655,714	656	800
Gauge ETE Blocker, LLC - Common Equity	—	Personal, Food and Miscellaneous Services	—	—	374,444	374	371
Gauge Lash Coinvest LLC	—	Consumer Products	—	—	889,376	136	4,076
Gauge Loving Tan, LP - Common Equity	—	Consumer Products	—	—	462,827	463	389
Gauge Schlesinger Coinvest, LLC	—	Business Services	—	—	9	10	7
Gauge TVC Coinvest, LLC	—	Transportation	—	—	810,645	—	2,390
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
(The Vertex Companies, LLC)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

September 30, 2023

(In thousands, except share data)

Issuer Name	Maturity / Expiration	Industry	Current Coupon	Basis Point Spread Above Index (4)	Par / Shares	Cost	Fair Value (3)
UniVista Insurance (9)	—	Business Services	—	—	400	$362	$555
Urology Partners Co., L.P.	—	Healthcare, Education and Childcare	—	—	1,111,111	1,111	1,044
WCP Ivyrehab (QP) CF Feeder, LP (9)	—	Healthcare, Education and Childcare	—	—	3,715,012	3,754	4,319
WCP Ivyrehab QP CF Feeder, LP - Unfunded (7) (9)	—	Healthcare, Education and Childcare	—	—	284,988	—	—
Wildcat Parent, LP	—	Electronics	—	—	2,314	231	820
(Wildcat Buyerco, Inc.)
Total Common Equity/Partnership Interests/Warrants						95,037	115,477
Total Investments in Non-Controlled, Non-Affiliated Portfolio Companies						816,754	830,808
Investments in Non-Controlled, Affiliated Portfolio Companies—10.9% of Net Assets (1), (2)
First Lien Secured Debt—2.1% of Net Assets
Walker Edison Furniture Company LLC	03/31/2027	Home and Office Furnishings	12.18%	1M SOFR+685	7,042	7,042	7,043
Walker Edison Furniture Company, LLC - Unfunded Term Loan	03/31/2027	Home and Office Furnishings	—	—	667	—	—
Walker Edison Furniture Company LLC - Junior Revolver	03/31/2027	Home and Office Furnishings	11.68%	1M SOFR+685	3,333	3,333	3,333
Total First Lien Secured Debt						10,375	10,376
Preferred Equity/Partnership Interests—6.4% of Net Assets(6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	5,887,236	32,791	31,032
Cascade Environmental Holdings, LLC - Series B	—	Environmental Services	—	—	918	918	1,073
Total Preferred Equity/Partnership Interests						33,709	32,105
Common Equity/Partnership Interests/Warrants—2.4% of Net Assets (6)
Cascade Environmental Holdings, LLC	—	Environmental Services	—	—	7,444,347	2,852	—
JF Intermediate, LLC	—	Distribution	—	—	19,687	2,065	8,759
Walker Edison Furniture	—	Home and Office Furnishings	—	—	72,917	6,786	3,531
Total Common Equity/Partnership Interests/Warrants						11,703	12,290
Total Investments in Non-Controlled, Affiliated Portfolio Companies						55,787	54,771
Investments in Controlled, Affiliated Portfolio Companies—43.0% of Net Assets (1), (2)
First Lien Secured Debt—9.8% of Net Assets
AKW Holdings Limited (8), (10), (11)	03/15/2027	Healthcare, Education and Childcare	12.21%	3M SONIA+700	£40,371	55,388	49,275
Total First Lien Secured Debt						55,388	49,275
Second Lien Secured Debt—0.0% of Net Assets
Mailsouth Inc. (6)	04/23/2025	Printing and Publishing	—	—	14,896	12,383	—
Total Second Lien Secured Debt						12,383	—
Subordinated Debt—20.4% of Net Assets
PennantPark Senior Loan Fund, LLC (11)	07/31/2027	Financial Services	13.37%	3M SOFR+800	102,325	102,325	102,325
Total Subordinated Debt						102,325	102,325
Common Equity—12.8% of Net Assets (6)
AKW Holdings Limited (8), (10), (11)	—	Healthcare, Education and Childcare	—	—	£950	131	2,385
MSpark, LLC	—	Printing and Publishing	—	—	51,151	16,516	—
PennantPark Senior Loan Fund, LLC (11)	—	Financial Services	—	—	58,580,060	58,643	62,083
Total Common Equity						75,290	64,468
Total Investments in Controlled, Affiliated Portfolio Companies						245,386	216,068
Total Investments—219.4% of Net Assets						1,117,927	1,101,647
Cash and Cash Equivalents—7.7% of Net Assets
BlackRock Federal FD Institutional 30						24,683	24,683
Non-Money Market Cash						14,101	14,092
Total Cash and Cash Equivalents						38,784	38,775
Total Investments and Cash Equivalents—227.1% of Net Assets						$1,156,711	$1,140,422
Liabilities in Excess of Other Assets—(127.1%) of Net Assets							(638,235)
Net Assets—100.0%							$502,187
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
(11)
The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023, qualifying assets represent 77% of the Company’s total assets and non-qualifying assets represent 23% of the Company’s total assets.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024

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

On November 22, 2021, we formed PNNT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PNNT Investment Holdings, LLC (“Holdings”) to Holdings II . Effective as of January 1, 2024, Holdings II made an election to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The Company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

In January 2022, we formed PennantPark-TSO Senior Loan Fund II LP, ("PTSF II"), an unconsolidated limited partnership, organized as a Delaware limited partnership. We sold $82.3 million in investments to a wholly-owned subsidiary of PTSF II in exchange for cash in the amount of $75.7 million and an $6.6 million equity interest in PTSF II representing 23.1% of the total outstanding Class A Units of PTSF II. We recognized $0.2 million of realized gain upon the formation of PTSF II. As of March 31, 2024, our capital commitment of $15.0 million is 100% funded and we hold 23.1% of the total outstanding Class A Units of PTSF II and a 4.99% voting interest in the general partner which manages PTSF II.

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

March 31, 2024

Restatement of Previously Issued Financial Statement

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at March 31, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the six months ended March 31, 2023 as an increase to cash and cash equivalents, beginning of period totaling $2.1 million, an increase to cash and cash equivalents, end of period totaling $3.3 million, and increase in due to affiliates of $1.2 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of March 31, 2023. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the six months ended March 31, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended March 31, 2024.

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

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or if there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2024, we had two portfolio companies on non-accrual, representing 3.7% and 3.0% percent of overall portfolio on a cost and fair value basis, respectively. As of September 30, 2023, we had one portfolio company on non-accrual, representing 1.2% and zero percent of our overall portfolio on a cost and fair value basis, respectively.

(c)
Income Taxes

We have complied with the requirements of Subchapter M of the Code and have qualified to be treated as a RIC for federal income tax purposes. In this regard, we account for income taxes using the asset and liability method prescribed by ASC Topic 740, Income Taxes, or ASC 740. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based upon our qualification and election to be treated as a RIC for U.S. federal income tax purposes, we typically do not incur material federal income taxes. However, we may choose to retain a portion of our calendar year income, which may result in the imposition of an excise tax. Additionally, certain of the Company’s consolidated subsidiaries are subject to federal, state and local income taxes. For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.8 million and $1.2 million respectively, which pertains to U.S. federal excise tax. For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.5 million and $2.5 million respectively, which pertains to U.S. federal excise tax.

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

Holdings II, is subject to U.S. federal, state and local corporate income taxes. The income tax expense and related tax liabilities of the Taxable Subsidiary are reflected in the Company’s consolidated financial statements.

For the three months and six months ended March 31, 2024, the Company recognized a provision for taxes of $(0.2) million and $(0.2) million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three months and six months ended March 31, 2023, the Company recognized a provision for taxes of $(0.7) million and $(0.7) million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three months and six months ended March 31, 2024, the Company recognized a provision for taxes of $(0.8) million and $(0.7) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2023, the Company recognized a provision for taxes of zero and $0.9 million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of March 31, 2024 and September 30, 2023, the Company recognized a provision for taxes of $0.9 million and $3.4 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months and six months ended March 31, 2024, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is $0.4 million as of March 31, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

March 31, 2024

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

(h) Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

3. AGREEMENTS AND RELATED PARTY TRANSACTIONS

(a) Investment Management Agreement

The Investment Management Agreement with the Investment Adviser was reapproved by our board of directors, including a majority of our directors who are not interested persons of us or the Investment Adviser, in May 2024. Under the Investment Management Agreement, the Investment Adviser, subject to the overall supervision of our board of directors, manages the day-to-day operations of and provides investment advisory services to, us. The Investment Adviser serves as the servicer to Funding I and has irrevocably directed that the management fee owed to it with respect to such services be paid to the Company so long as the Investment Adviser remains the servicer. SBIC II’s investment management agreement does not affect the management or incentive fees that we pay to the Investment Adviser on a consolidated basis. For providing these services, the Investment Adviser receives a fee from us, consisting of two components— a base management fee and an incentive fee or, collectively, Management Fees.

Base Management Fee

The base management fee is calculated at an annual rate of 1.50% of our “average adjusted gross assets,” which equals our gross assets (exclusive of U.S. Treasury Bills, temporary draws under any credit facility, cash and cash equivalents, repurchase agreements or other balance sheet transactions undertaken at the end of a fiscal quarter for purposes of preserving investment flexibility for the next quarter and unfunded commitments, if any) and is payable quarterly in arrears. In addition, on November 13, 2018, in connection with our board of directors’ approval of the application of the modified asset coverage requirements under the 1940 Act to the Company, our board of directors also approved an amendment to the Investment Management Agreement reducing the Investment Adviser’s annual base management fee from 1.50% to 1.00% on gross assets that exceed 200% of the Company’s total net assets as of the immediately preceding quarter-end. This amendment became effective on February 5, 2019 with the amendment and restatement of the Investment Management Agreement on April 12, 2019. The base management fee is calculated based on the average adjusted gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For example, if we sold shares on the 45th day of a quarter and did not use the proceeds from the sale to repay outstanding indebtedness, our gross assets for such quarter would give effect to the net proceeds of the issuance for only 45 days of the quarter during which the additional shares were outstanding. For the three and six months ended March 31, 2024, the Investment Adviser earned base management fees of $4.1 million and $8.1 million, respectively, from us. For the three and six months ended March 31, 2023, the Investment Adviser earned base management fee of $4.0 million and $8.6 million respectively, from us.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

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

For the three and six months ended March 31, 2024, the Investment Adviser earned $3.0 million and $6.3 million, respectively, in incentive fees on net investment income from us. For the three and six months ended March 31, 2023, the Investment Adviser earned an incentive fee of $3.5 million and $5.7 million, respectively, in incentive fees on net investment income from us.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date) and, effective January 1, 2018, equals 17.5% of our realized capital gains~~,~~ (20.0% for periods prior to January 1, 2018), if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For each of the three and six months ended March 31, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under the Investment Management Agreement (as described above).

Under GAAP, we are required to accrue a capital gains incentive fee based upon net realized capital gains and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the capital gains incentive fee accrual, we considered the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of actual capital gains related to incentive fees paid in all prior years, if any. If such amount is negative, then there is no accrual for such year. There can be no assurance that such unrealized capital appreciation will be realized in the future. For each of the three and six months ended March 31, 2024 and 2023, the Investment Adviser did not accrue an incentive fee on capital gains as calculated under GAAP.

(b) Administration Agreement

The Administration Agreement with the Administrator was reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024. Under the Administration Agreement, the Administrator provides administrative services and office facilities to us. For providing these services, facilities and personnel, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. The amount billed by the Administrator may include credits related to its administrative agreement with PSLF. The Administrator also offers, on our behalf, significant managerial assistance to portfolio companies to which we are required to offer such assistance. Reimbursement for certain of these costs is included in administrative services expenses in the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, we recorded the Investment Administrator expense of approximately $0.1 million and $0.2 million, respectively, for the services described above. For the three and six months ended March 31, 2023, we recorded the Investment Administrator expense of approximately $0.3 million and $0.6 million, respectively, for the services described above.

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

(c) Other Related Party Transactions

There were no transactions subject to Rule 17a-7 under the 1940 Act during each of the three and six months ended March 31, 2024 and 2023.

For the three and six months ended March 31, 2024, we sold $103.1 million and $154.0 million in investments to PSLF at fair value, respectively, and recognized less than $0.1 million and less than $0.1 million of net realized gains, respectively. For the three and six months ended March 31, 2023, we sold $18.4 million and $18.4 million in investments to PSLF at fair value, respectively, and recognized less than $0.1 million and less than $0.1 million of net realized gains, respectively.

For the three and six months ended March 31, 2024, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively. For the three and six months ended March 31, 2023, we sold zero in investments to PTSF II at fair value, respectively, and recognized zero of net realized gains, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

As of March 31, 2024 and September 30, 2023, PNNT had a payable to PSLF and PTSF II of $0.3 million and $4.1 million, respectively, presented as a due to affiliates on the consolidated statement of assets and liabilities. These amounts are related to cash owed to PSLF and PTSF II from PNNT in connection with trades between the funds.

As of March 31, 2024 and September 30, 2023, PNNT had a receivable from Administrator of $0.3 million and zero, respectively, presented as a due from affiliates on the consolidated statement of assets and liabilities. These amounts are related to agency fees collected on behalf of the Company.

4. INVESTMENTS

Purchases of investments, including PIK interest, for the three and six months ended March 31, 2024 totaled $249.2 million and $531.2 million, respectively. For the three and six months ended March 31, 2023, purchases of investments, including PIK interest, totaled $59.0 million and $146.3 million. Sales and repayments of investments for the three and six months ended March 31, 2024 totaled $226.1 million and $396.8 million, respectively. For the three and six months ended March 31, 2023, sales and repayments of investments totaled $114.2 million and $144.8 million, respectively.

Investments and cash and cash equivalents consisted of the following:

	March 31, 2024		September 30, 2023
Investment Classification ($ in thousands)	Cost	Fair Value	Cost	Fair Value
First lien	$694,955	$678,605	$538,737	$527,657
U.S. Government Securities	59,696	59,685	99,768	99,751
Second lien	65,127	63,737	96,759	80,396
Subordinated debt / corporate notes	55,045	49,212	54,897	53,897
Subordinated notes in PSLF	115,886	115,886	102,325	102,325
Equity	168,107	198,549	166,798	175,538
Equity in PSLF	67,436	72,557	58,643	62,083
Total investments	1,226,252	1,238,231	1,117,927	1,101,647
Cash and cash equivalents	35,409	35,418	38,784	38,775
Total investments and cash and cash equivalents	$1,261,661	$1,273,649	$1,156,711	$1,140,422

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets (excluding cash and cash equivalents) in such industries as of:

Industry Classification	March 31, 2024 (1)	September 30, 2023 (1)
Business Services	15%	16%
Distribution	14	7
Healthcare, Education and Childcare	12	13
Consumer Products	8	8
Short-Term U.S. Government Securities	6	11
Aerospace and Defense	6	5
Financial Services	6	5
Media	5	5
Electronics	4	2
Auto Sector	4	4
Telecommunications	3	5
Environmental Services	3	4
Chemicals, Plastics and Rubber	3	5
Education	2	1
Personal, Food and Miscellaneous Services	2	2
Building Materials	1	1
Insurance	1	1
Home and Office Furnishings	1	1
Personal and Non-Durable Consumer Products	1	1
Manufacturing/Basic Industry	1	—
Machinery	1	—
Other	1	3
Total	100%	100%

(1)
Excludes investments in PSLF.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of March 31, 2024 and September 30, 2023, PSLF had total assets of $987.4 million and $872.8 million, respectively and its investment portfolio consisted of debt investments in 99 and 90 portfolio companies, respectively. As of the same dates, we and Pantheon had remaining commitments to fund subordinated debt of zero and $22.4 million, respectively, and equity interest of zero and $14.5 million, respectively, in PSLF. As of March 31, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $21.5 million and the five largest investments totaled $100.1 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2024 and September 30, 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of March 31, 2024 and September 30, 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million, respectively, and equity interests of $67.4 million and $58.6 million, respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of March 31, 2024 and September 30, 2023, there was $246.0 million of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of March 31, 2024 and September 30, 2023, there was $246.0 million of external 2035 Asset-Backed Debt.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2024 (Unaudited)	September 30, 2023
Total investments	$923,865	$804,187
Weighted average cost yield on income producing investments	12.0%	12.1%
Number of portfolio companies in PSLF	99	90
Largest portfolio company investment at fair value	$21,520	$19,737
Total of five largest portfolio company investments at fair value	$100,071	$97,526

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

Below is a listing of PSLF’s individual investments as of March 31, 2024 ($ in thousands)

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 770.3%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.68%	SOFR+660	14,813	$14,563	$14,809
ACP Avenu Buyer, LLC	10/02/29	Business Services	11.58%	SOFR+625	6,484	6,370	6,322
ACP Falcon Buyer, Inc.	08/01/29	Business Services	11.83%	SOFR+625	15,428	15,127	15,443
AFC - Dell Holding Corp.	04/09/27	Distribution	11.74%	SOFR+625	2,288	2,259	2,265
Ad.net Acquisition, LLC	05/07/26	Media	11.57%	SOFR+600	4,863	4,863	4,863
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	10.81%	SOFR+550	14,963	14,753	14,813
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.43%	SOFR+610	14,762	14,495	14,172
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.73%	SOFR+640	13,886	13,813	13,712
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	11.23%	SOFR+575	13,947	13,875	13,878
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.00%	SOFR+575	10,827	10,796	10,718
Applied Technical Services, LLC	12/29/26	Environmental Services	11.22%	SOFR+615	13,786	13,650	13,515
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.54%	SOFR+635	21,738	21,426	21,520
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.10%	SOFR+575	14,775	14,546	14,369
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.82%	SOFR+650	8,933	8,834	8,843
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	11.63%	SOFR+640	19,697	19,436	19,568
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.42%	SOFR+475	12,259	12,179	12,076
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.61%	SOFR+600	9,501	9,501	9,501
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.68%	SOFR+535	889	834	846
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	11.08%	SOFR+575	5,500	5,423	5,445
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.06%	SOFR+575	17,194	16,945	17,194
CF512, Inc.	08/20/26	Media	11.53%	SOFR+619	2,906	2,890	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.09%	SOFR+576	8,762	8,748	8,412
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.81%	SOFR+551	2,562	2,540	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.16%	SOFR+575	10,643	10,603	10,643
DRI Holding Inc.	12/21/28	Media	10.68%	SOFR+525	4,360	3,965	4,074
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.71%	SOFR+640	14,118	14,085	14,005
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	12.29%	SOFR+650	8,591	8,560	8,566
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.56%	SOFR+625	6,188	6,122	6,064
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	12,311	12,102	12,434
Exigo Intermediate II, LLC	03/15/27	Business Services	11.43%	SOFR+575	9,701	9,595	9,506
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.32%	SOFR+475	3,500	3,419	3,500
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.46%	SOFR+700	4,307	4,233	4,242
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.45%	SOFR+610	6,990	6,974	6,640
Graffiti Buyer, Inc.	08/10/27	Distribution	10.95%	SOFR+575	1,944	1,919	1,925
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.90%	SOFR+550	6,146	6,146	5,777
Hills Distribution, Inc	11/08/29	Distribution	11.32%	SOFR+600	14,364	14,167	14,149
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.33%	SOFR+600	19,614	19,314	19,614
HV Watterson Holdings, LLC	12/17/26	Business Services	11.46%	SOFR+615	15,026	14,883	14,966
HW Holdco, LLC	05/10/26	Media	11.70%	SOFR+650	18,499	18,394	18,222
IG Investments Holdings, LLC	09/22/28	Business Services	11.43%	SOFR+600	4,405	4,339	4,317
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.43%	SOFR+510	5,537	5,462	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.64%	SOFR+715	19,637	19,424	19,637
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.16%	SOFR+685	10,997	10,830	10,997
Infolinks Media Buyco, LLC	11/01/26	Media	11.18%	SOFR+585	5,709	5,709	5,709
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.49%	SOFR+575	19,620	19,576	19,424
Inventus Power, Inc.	06/30/25	Consumer Products	12.94%	SOFR+761	13,167	12,974	12,904
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.46%	SOFR+615	16,835	16,584	16,835
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.71%	SOFR+640	4,636	4,622	4,571
Lash OpCo, LLC	02/18/27	Consumer Products	13.23%	SOFR+710	19,930	19,802	19,731
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.68%	SOFR+535	12,155	12,025	12,155
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.67%	SOFR+665	6,287	6,180	6,224
MAG DS Corp.	04/01/27	Aerospace and Defense	10.95%	SOFR+550	7,560	7,165	7,210
Magenta Buyer, LLC	07/31/28	Software	10.57%	SOFR+526	3,766	3,551	2,214
Mars Acquisition Holdings Corp.	05/14/26	Media	10.96%	SOFR+565	10,830	10,770	10,830
MBS Holdings, Inc.	04/16/27	Telecommunications	11.26%	SOFR+585	8,373	8,290	8,261
Meadowlark Acquirer, LLC	12/10/27	Business Services	11.20%	SOFR+550	2,938	2,895	2,879
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	11.56%	SOFR+625	9,975	9,813	9,875
Municipal Emergency Services, Inc.	10/01/27	Distribution	10.46%	SOFR+515	5,943	5,840	5,943
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.17%	SOFR+575	7,391	7,340	7,059
Neptune Flood Incorporated	05/09/29	Financial Services	11.40%	SOFR+635	7,649	7,553	7,649
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	11.68%	SOFR+635	14,925	14,653	14,925
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.80%	SOFR+550	3,500	3,450	3,448
One Stop Mailing, LLC	05/07/27	Transportation	11.69%	SOFR+636	8,425	8,283	8,425
Owl Acquisition, LLC	02/04/28	Education	10.68%	SOFR+535	3,893	3,804	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	11.82%	SOFR+651	4,378	4,338	4,378
PL Acquisitionco, LLC	11/09/27	Retail	12.43%	SOFR+710	8,071	7,970	7,143
Pacific Purchaser, LLC	10/02/28	Business Services	11.43%	SOFR+625	12,968	12,726	12,968
PlayPower, Inc.	05/08/26	Consumer Products	10.98%	SOFR+565	2,536	2,479	2,486
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.66%	SOFR+635	3,297	3,257	3,231
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.20%	SOFR+575	12,634	12,590	12,508
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	10.94%	SOFR+550	5,575	5,575	5,575
Reception Purchaser, LLC	04/28/28	Transportation	11.45%	SOFR+615	4,975	4,920	4,228
Recteq, LLC	01/29/26	Consumer Products	12.46%	SOFR+715	9,700	9,623	9,458
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	11.07%	SOFR+576	14,313	14,280	12,166
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	10.96%	SOFR+550	3,952	3,933	3,955

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.43%	SOFR+625	3,730	$3,664	$3,674
S101 Holdings Inc.	12/29/26	Electronics	11.48%	SOFR+615	4,229	4,166	4,186
Sales Benchmark Index LLC	01/03/25	Business Services	11.51%	SOFR+620	6,676	6,650	6,676
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.93%	SOFR+750	4,789	4,789	4,789
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.46%	SOFR+615	14,775	14,572	14,332
Sigma Defense Systems, LLC	12/18/27	Telecommunications	12.46%	SOFR+715	8,367	8,298	8,284
Simplicity Financial Marketing Group Holdings, Inc	12/02/26	Banking, Finance, Insurance & Real Estate	11.70%	SOFR+640	11,416	11,236	11,302
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.94%	SOFR+450	1,297	1,273	1,289
Solutionreach, Inc.	07/17/25	Communications	12.46%	SOFR+700	9,239	9,206	9,229
SpendMend Holdings, LLC	03/01/28	Business Services	10.95%	SOFR+565	9,559	9,327	9,559
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	10.35%	SOFR+475	3,554	3,386	3,554
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.08%	SOFR+575	15,884	15,649	15,868
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	11.81%	SOFR+650	10,000	9,835	9,825
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.49%	SOFR+515	2,674	2,583	2,668
The Bluebird Group LLC	07/27/26	Business Services	11.96%	SOFR+665	11,956	11,907	11,956
The Vertex Companies, LLC	08/31/27	Business Services	11.46%	SOFR+635	7,650	7,566	7,650
TPC US Parent, LLC	11/24/25	Food	10.98%	SOFR+550	5,451	5,371	5,445
Transgo, LLC	02/29/28	Auto Sector	11.33%	SOFR+600	15,473	15,253	15,318
TWS Acquisition Corporation	06/06/25	Education	11.73%	SOFR+625	5,684	5,676	5,684
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.98%	SOFR+550	11,393	11,299	10,675
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.68%	SOFR+625	3,840	3,784	3,794
Watchtower Buyer, LLC	12/01/29	Consumer Products	11.31%	SOFR+600	9,000	8,862	8,928
Wildcat Buyerco, Inc.	02/27/27	Electronics	11.06%	SOFR+575	19,355	19,197	19,258
Zips Car Wash, LLC	12/31/24	Business Services	12.68%	SOFR+725	19,696	19,545	19,253

Total First Lien Secured Debt						928,066	923,865
Total Investments - 770.3%
Cash and Cash Equivalents - 46.6%
BlackRock Federal FD Institutional 30						55,892	55,892
Total Cash and Cash Equivalents						55,892	55,892
Total Investments and Cash Equivalents - 816.9%						$983,958	$979,757
Liabilities in Excess of Other Assets — 716.9%							(859,829)
Members' Equity—100.0%							$119,928

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

March 31, 2024

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

March 31, 2024

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
index while it is unfunded.

Below are the consolidated statements of assets and liabilities for PSLF ($ in thousands):

	March 31, 2024 (Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$928,066 and $810,737, respectively)	$923,865	$804,187
Cash and cash equivalents (cost—$55,892 and $59,096, respectively)	55,892	59,096
Interest receivable	7,043	5,248
Prepaid expenses and other assets	543	936
Due from affiliate	59	3,296
Total assets	987,402	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,478	244,284
2035 Asset-backed debt, net (par—$246,000)	243,923	243,727
Notes payable to members	191,546	169,131
Credit facility payable	163,600	88,600
Interest payable on credit facility and asset backed debt	11,127	10,421
Distribution payable to members	7,750	7,250
Interest payable on notes to members	4,244	3,895
Accounts payable and accrued expenses	806	835
Payable for investments purchased	—	2,002
Total liabilities	867,474	770,145
Commitments and contingencies
Members' equity	119,928	102,618
Total liabilities and members' equity	$987,402	$872,763

———————————

(1)
As of March 31, 2024 and September 30, 2023, PSLF had zero and $0.5 million, respectively, of unfunded commitments to fund investments

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

Below are the consolidated statements of operations for PSLF ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Investment income:
Interest	$27,839	$21,223	$54,946	$40,068
Other income	334	751	474	848
Total investment income	28,173	21,974	55,420	40,916
Expenses:
Interest expense on credit facility and asset-backed debt	13,338	8,874	25,978	16,689
Interest expense on notes to members	6,067	5,003	11,911	9,726
Administration fees	602	493	1,170	1,220
General and administrative expenses	223	177	420	291
Total expenses	20,230	14,547	39,479	27,926
Net investment income	7,943	7,427	15,941	12,990
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	54	—	21
Net change in unrealized appreciation (depreciation) on investments	1,392	(1,695)	2,335	(5,617)
Net realized and unrealized gain (loss) on investments	1,392	(1,641)	2,335	(5,596)
Net increase (decrease) in members' equity resulting from operations	$9,335	$5,786	$18,276	$7,394

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

March 31, 2024

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

Our Level 3 valuation techniques, unobservable inputs and ranges were categorized as follows for ASC 820 purposes:

Asset Category ($ in thousands)	Fair value at March 31, 2024	Valuation Technique	Unobservable Input	Range of Input (Weighted Average) (1)
First lien	$9,060	Market Comparable	Broker/Dealer bids or quotes	N/A
First lien	661,521	Market Comparable	Market yield	7.0% - 16.5% (10.7%)
First lien	8,024	Enterprise Market Value	EBITDA multiple	7.5x
Second lien	63,737	Market Comparable	Market yield	14.3% - 17.0% (14.9%)
Subordinated debt / corporate notes	165,098	Market Comparable	Market yield	13.3% - 16.7% (14.0%)
Equity	185,784	Enterprise Market Value	EBITDA multiple	0.5x - 18.3x (10.6x)
Total Level 3 investments	$1,093,224
Debt Category ($ in thousands)
Truist Credit Facility	$392,546	Market Comparable	Market yield	1.9%

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

March 31, 2024

Our investments, cash and cash equivalents, Truist Credit Facility, 2026 Notes and 2026 Notes-2 were categorized as follows in the fair value hierarchy:

	Fair Value at March 31, 2024
Description ($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)
Debt investments	$907,440	$—	$—	$907,440	$—
U.S. Government Securities(3)	59,685	—	59,685	—	—
Equity investments	271,106	—	—	185,784	85,322
Total investments	1,238,231	—	59,685	1,093,224	85,322
Cash and cash equivalents	35,418	35,418	—	—	—
Total investments and cash and cash equivalents	$1,273,649	$35,418	$59,685	$1,093,224	$85,322
Truist Credit Facility	$392,546	$—	$—	$392,546	$—
2026 Notes(2)	148,120	—	148,120	—	—
2026 Notes-2(2)	162,653	—	162,653	—	—
Total debt	$703,319	$—	$310,773	$392,546	$—

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

The tables below show a reconciliation of the beginning and ending balances for investments measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended March 31, 2024
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$764,275	$163,053	$927,328
Net realized gain (loss)	(18,136)	(9,646)	(27,782)
Net change in unrealized appreciation (depreciation)	4,868	21,422	26,290
Purchases, PIK interest, net discount accretion and non-cash exchanges	393,349	21,177	414,526
Sales, repayments and non-cash exchanges	(236,916)	(10,222)	(247,138)
Transfers in/out of Level 3	—	—	—
Ending balance	$907,440	$185,784	$1,093,224
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(10,521)	$11,479	$958

	Six Months Ended March 31, 2023
Description ($ in thousands)	Debt investments	Equity investments	Totals
Beginning balance	$902,165	$257,162	$1,159,327
Net realized gain (loss)	(11,792)	(128,201)	(139,993)
Net change in unrealized appreciation (depreciation)	1,554	42,893	44,447
Purchases, PIK interest, net discount accretion and non-cash exchanges	126,528	19,893	146,421
Sales, repayments and non-cash exchanges	(110,911)	(32,144)	(143,055)
Transfers in/out of Level 3	—	—	—
Ending balance	$907,544	$159,603	$1,067,147
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statements of operations attributable to our Level 3 assets still held at the reporting date	$(2,814)	$(42,728)	$(45,542)

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

The table below shows a reconciliation of the beginning and ending balances for liabilities measured at fair value using significant unobservable inputs (Level 3):

	Six months ended March 31,
Long-Term Credit Facility	2024	2023
Beginning balance (cost – $212,420 and $385,920, respectively)	$206,940	$376,687
Net change in unrealized appreciation (depreciation) included in earnings	1,570	(5,919)
Borrowings (1)	331,036	75,500
Repayments (1)	(147,000)	(84,000)
Transfers in and/or out of Level 3	—	—
Ending balance (cost – $396,456 and $377,420, respectively)	$392,546	$362,268
Temporary draws outstanding, at cost	—	—
Ending balance (cost – $396,456 and $377,420, respectively)	$392,546	$362,268

(1)
Excludes temporary draws.

As of March 31, 2024, we had outstanding non-U.S. dollar borrowings on our Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$45,477	June 26, 2024	$(3,943)
Canadian dollar	$2,800	$2,036	$2,069	April 18, 2024	$33

As of September 30, 2023, we had outstanding non-U.S. dollar borrowings on our Truist Credit Facility. Net change in fair value on foreign currency translation on outstanding borrowings is listed below ($ in thousands):

Foreign Currency	Amount Borrowed	Borrowing Cost	Current Value	Reset Date	Change in Fair Value
British Pound	£36,000	$49,420	$43,940	December 28, 2023	$(5,480)

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility during the three and six months ended March 31, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires us to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We did not elect to apply ASC 825-10 to any other financial assets or liabilities, including the, 2026 Notes, and 2026 Notes-2.

For the three and six months ended March 31, 2024, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $0.5 million and $(1.6) million, respectively. For the three and six months ended March 31, 2023, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $1.5 million and $5.9 million, respectively. As of March 31, 2024 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.9 million and $5.5 million, respectively. We use an independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that our board of directors uses to value our investments.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

6. TRANSACTIONS WITH AFFILIATED COMPANIES

An affiliated portfolio company is a company in which we have ownership of 5% or more of its voting securities. A portfolio company is generally presumed to be a non-controlled affiliate when we own at least 5% but 25% or less of its voting securities and a controlled affiliate when we own more than 25% of its voting securities. Transactions related to our funded investments with both controlled and non-controlled affiliates for the six months ended March 31, 2024 were as follows ($ in thousands):

Name of Investment	Fair Value at September 30, 2023	Gross Additions(1)	Gross Reductions	Net Change in Appreciation / (Depreciation)	Fair Value at March 31, 2024	Interest Income	PIK Income	Dividend Income	Net Realized Gains (Losses)
Controlled Affiliates
AKW Holdings Limited	$51,660	$1,489	$—	$2,477	$55,626	$1,690	$1,489	$—	$—
JF Intermediate, LLC (MidOcean JF Holdings Corp.) (2)	8,759	51,776	(125)	19,991	80,401	2,526	—	—	—
Mailsouth Inc.	—	—	(28,899)	28,899	—	—	—	—	(28,899)
PennantPark Senior Loan Fund, LLC (3)	164,408	22,354	—	1,681	188,443	7,206	—	9,378	—
RAM Energy LLC (4)	—	—	—	—	—	—	—	—	(1,270)
Total Controlled Affiliates	$224,827	$75,619	$(29,024)	$53,048	$324,470	$11,422	$1,489	$9,378	$(30,169)
Non-Controlled Affiliates
Cascade Environmental Holdings, LLC	$32,105	$—	$—	$(4,828)	$27,277	$—	$—	$—	$—
Walker Edison Furniture Company LLC	13,907	2,131	—	(6,145)	9,893	—	347	—	—
Total Non-Controlled Affiliates	$46,012	$2,131	$—	$(10,973)	$37,170	$—	$347	$—	$—
Total Controlled and Non-Controlled Affiliates	$270,839	$77,750	$(29,024)	$42,075	$361,640	$11,422	$1,836	$9,378	$(30,169)

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
(4)
RAM Energy LLC was fully realized in January 2023, during the six months ended March 31, 2024 there was realized loss due to reduction of the escrow receivable.

7. CHANGE IN NET ASSETS FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted per share net increase in net assets resulting from operations ($ in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator for net increase (decrease) in net assets resulting from operations	$16,085	$4,872	$26,738	$(67,020)
Denominator for basic and diluted weighted average shares	65,224,500	65,224,500	65,224,500	65,224,500
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.25	$0.07	$0.41	$(1.03)

8. CASH AND CASH EQUIVALENTS

Cash equivalents represent cash in money market funds pending investment in longer-term portfolio holdings and for other general corporate purposes. Our portfolio may consist of temporary investments in U.S. Treasury Bills (of varying maturities), repurchase agreements, money market funds or repurchase agreement-like treasury securities. These temporary investments with original maturities of 90 days or less are deemed cash equivalents and are included in the Consolidated Schedule of Investments. At the end of each fiscal quarter, we may take proactive steps to preserve investment flexibility for the next quarter by investing in cash equivalents, which is dependent upon the composition of our total assets at quarter-end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions on a net cash basis after quarter-end, temporarily drawing down on the Credit Facility, or utilizing repurchase agreements or other balance sheet transactions as are deemed appropriate for this purpose. These amounts are excluded from average adjusted gross assets for purposes of computing the Investment Adviser’s management fee. U.S. Treasury Bills with maturities greater than 60 days from the time of purchase are valued consistent with our valuation policy. As of March 31, 2024 and September 30, 2023, cash and cash equivalents consisted of money market funds, and non-money market in the amounts of $35.4 million and $38.8 million at fair value, respectively.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

9. FINANCIAL HIGHLIGHTS

Below are the financial highlights ($ in thousands, except share and per share data):

	Six Months Ended March 31,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$7.70	$8.98
Net investment income (1)	0.46	0.41
Net change in realized and unrealized gain (loss) (1)	(0.05)	(1.44)
Net increase (decrease) in net assets resulting from operations (1)	0.41	(1.03)
Distributions to stockholders (1), (2)	(0.42)	(0.35)
Repurchase of common stock (1)	—	—
Net asset value, end of period	$7.69	$7.60
Per share market value, end of period	$6.88	$5.28
Total return* (3)	11.32%	2.96%
Shares outstanding at end of period	65,224,500	65,224,500
Ratios** / Supplemental Data:
Ratio of operating expenses to average net assets (4)	7.57%	7.11%
Ratio of debt related expenses to average net assets (5)	8.55%	7.55%
Ratio of total expenses to average net assets (5)	16.12%	14.66%
Ratio of net investment income to average net assets (5)	11.94%	10.09%
Net assets at end of period	$501,529	$495,715
Weighted average debt outstanding	$660,095	$700,434
Weighted average debt per share (1)	$10.12	$10.74
Asset coverage per unit (6)	$1,699	$1,697
Portfolio turnover ratio* (7)	20.04%	12.11%

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
(7)
Excludes short-term U.S. Government Securities

10. DEBT

The annualized weighted average cost of debt for the six months ended March 31, 2024 and 2023, inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.5% and 5.8%, respectively. As of March 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio after such borrowing.

On February 5, 2019, our stockholders approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Consolidated Appropriations Act of 2018 (which includes the Small Business Credit Availability Act, or SBCAA) as approved by our board of directors on November 13, 2018. As a result, the asset coverage requirement applicable to us for senior securities was reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity), subject to compliance with certain disclosure requirements. As of March 31, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 170% and 195%, respectively.

Truist Credit Facility

As of March 31, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2024 and September 30, 2023, we had $396.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2024 and September 30, 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of March 31, 2024 and September 30, 2023, we had $78.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of March 31, 2024, we were in compliance with the terms of the Truist Credit Facility.

PENNANTPARK INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

March 31, 2024

SBA Debentures

SBIC II was historically able to borrow funds from the SBA against regulatory capital (which approximates equity capital) that is paid-in and is subject to customary regulatory requirements including an examination by the SBA. We previously funded SBIC II with $75.0 million of equity capital and it had SBA debentures outstanding of zero as of March 31, 2024 and September 30, 2023, respectively. SBA debentures are non-recourse to us and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Under current SBA regulations, a SBIC may individually borrow up to a maximum of $175.0 million, which is up to twice its potential regulatory capital, and as part of a group of SBICs under common control may borrow a maximum of $350 million in the aggregate. As of both March 31, 2024 and September 30, 2023, SBIC II had zero in debt commitments, all of which was drawn as of September 30, 2022. We repaid the remaining SBA debentures during the year ended September 30, 2023.

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

Unfunded debt and equity investments, if any, are disclosed in the Consolidated Schedules of Investments. Under these arrangements, we may be required to supply a letter of credit to a third party if the portfolio company were to request a letter of credit. As of March 31, 2024 and September 30, 2023, we had $242.1 million and $160.8 million, respectively, in commitments to fund investments. Additionally, the Company had unfunded commitments of zero and up to $22.4 million to PSLF as of March 31, 2024 and September 30, 2023, respectively, that may be contributed primarily for the purpose of funding new investments approved by PSLF board of directors or investment committee.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PennantPark Investment Corporation and its Subsidiaries

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of assets and liabilities of PennantPark Investment Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of March 31, 2024, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended March 31, 2024 and 2023, and cash flows for the six-month periods ended March 31, 2024 and 2023, and the related notes to the consolidated financial statements (collectively, the interim financial information or financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 of the consolidated financial statements, the consolidated statement of cash flows for the six months ended March 31, 2023 has been restated to reclassify certain amounts presented within.

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

/s/ RSM US LLP

New York, New York

May 8, 2024

Awareness Letter of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PennantPark Investment Corporation and its Subsidiaries

We have reviewed, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the unaudited interim financial information of PennantPark Investment Corporation and its Subsidiaries for the periods ended March 31, 2024 and 2023, as indicated in our report dated May 8, 2024; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is incorporated by reference in Registration Statement No. 333-263564 on Form N-2.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ RSM US LLP

New York, New York

May 8, 2024

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

Our investment activities are managed by the Investment Adviser. Under our Investment Management Agreement, we have agreed to pay our Investment Adviser an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. PennantPark Investment, through the Investment Adviser, provided similar services to SBIC II under its investment management agreement. SBIC II’s investment management agreement does not affect the management and incentive fees on a consolidated basis. We have also entered into an Administration Agreement with the Administrator. Under our Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer, Corporate Counsel and their respective staffs. PennantPark Investment, through the Administrator, provided similar services to SBIC II under its administration agreement with us. Our board of directors, a majority of whom are independent of us, provides overall supervision of our activities, and the Investment Adviser supervises our day-to-day activities.

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

Restatement of Previously Issued Financial Statement

As noted in the Annual Report on Form 10-K for the year ended September 30, 2023, during the preparation of the financial statements as of and for the year ended September 30, 2023, Management identified an error in the classification and presentation of cash pertaining to the Company’s affiliates – PSLF and PTSF II in the September 30, 2022 financial statements. The Company recorded cash activity and due to affiliates pertaining to their investments as a reduction of the cash account instead of presenting the related cash and cash equivalents as an asset and a due to affiliates as a liability. This misclassification also existed at March 31, 2023, and the impact of the error correction is reflected on the consolidated statement of cash flows for the six months ended March 31, 2023 as an increase to cash and cash equivalents, beginning of period totaling $2.1 million, an increase to cash and cash equivalents, end of period totaling $3.3 million, and increase in due to affiliates of $1.2 million.

There was no impact from the error correction to total net assets and net asset value per share as reported on the consolidated statement of assets and liabilities as of March 31, 2023. In addition, there was no impact from the error correction on net investment income or net increase (decrease) in net assets resulting from operations in total or on a per common share basis as reported on the consolidated statements of operations for the six months ended March 31, 2023. The corrections related to the prior year comparative cash flow statement amounts were reported in the quarter ended March 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2024, our portfolio totaled $1,238.2 million and consisted of $678.6 million or 55% of first lien secured debt, $59.7 million or 5% of U.S. Government Securities, $63.7 million or 5% of second lien secured debt, $165.1 million or13% of subordinated debt (including $115.9 million or 9% in PSLF) and $271.1 million or 22% of preferred and common equity (including $72.6 million or 6% in PSLF). Our interest bearing debt portfolio consisted of 97% variable-rate investments and 3% fixed-rate investments. As of March 31, 2024, we had two portfolio companies on non-accrual, representing 3.7% and 3.0% percent of our overall portfolio on a cost and fair value basis, respectively. Overall, the portfolio had net unrealized appreciation of $12.0 million as of March 31, 2024. Our overall portfolio consisted of 138 companies with an average investment size of $8.5 million, had a weighted average yield on interest bearing debt investments of 12.5%.

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

For the three months ended March 31, 2024, we invested $188.5 million in six new and 43 existing portfolio companies with a weighted average yield on debt investments of 11.7% (excluding U.S. Government Securities). For the three months ended March 31, 2024, sales and repayments of investments totaled $176.2 million (excluding U.S. Government Securities). For the six months ended March 31, 2024, we invested $419.6 million in 18 new and 60 existing portfolio companies with a weighted average yield on debt investments of 11.8% (excluding U.S. Government Securities). For the six months ended March 31, 2024, sales and repayment of investments totaled $247.2 million (excluding U.S. Government Securities).

For the three months ended March 31, 2023, we invested $58.3 million in six new and 34 existing portfolio companies with a weighted average yield on debt investments of 11.8%. For the three months ended March 31, 2023, sales and repayments of investments totaled $114.2 million. For the six months ended March 31, 2023, we invested $144.8 million in 12 new and 64 existing portfolio companies with a weighted average yield on debt investments of 11.5%. For the six month ended March 31, 2023, sales and repayment of investments totaled $136.8 million.

PennantPark Senior Loan Fund, LLC

As of March 31, 2024, PSLF’s portfolio totaled $923.9 million, consisted of 99 companies with an average investment size of $9.3 million and had a weighted average yield interest bearing debt investments of 12.0%.

As of September 30, 2023, PSLF’s portfolio totaled $804.2 million, consisted of 90 companies with an average investment size of $8.9 million and had a weighted average yield interest bearing debt investments of 12.1%.

For the three months ended March 31, 2024, PSLF invested $113.2 million (including $103.1 million were purchased from the Company) in 11 new and five existing portfolio companies at weighted average yield interest bearing debt investments of 11.8%. PSLF’s sales and repayments of investments for the same period totaled $49.7 million. For the six months ended March 31, 2024, PSLF invested $194.2 (of which $154.0 million was purchased from the Company) in 16 new and 11 existing portfolio companies with a weighted average yield on debt investments of 12.2%. PSLF Sales and repayments of investments for the same period totaled $78.9 million.

For the three months ended March 31, 2023, PSLF invested $38.5 million (of which $18.4 were purchased from the Company) in one new and one existing portfolio companies at weighted average yield on interest bearing debt investments of 11.6%. PSLF’s sales and repayments of investments for the same period totaled $24.9 million. For the six months ended March 31, 2023, PSLF invested $55.3 million (of which $18.4 million was purchased from the Company) in eight new and five existing portfolio companies with a weighted average yield on debt investments of 11.5%. PSLF's sales and repayments of investments for the the same period totaled $33.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of our assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expenses during the reported periods In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included. Actual results could differ from these estimates due to changes in the economic and regulatory environment, financial markets and any other parameters used in determining such estimates and assumptions, including the credit worthiness of our portfolio companies. We may reclassify certain prior period amounts to conform to the current period presentation. We have eliminated all intercompany balances and transactions. References to ASC serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the Consolidated Financial Statements are issued. In addition to the discussion below, we describe our critical accounting policies in the notes to our Consolidated Financial Statements. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes in our critical accounting estimates during the six months from those disclosed in our 2023 Annual Report on Form 10-K.

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

Generally, the carrying value of our consolidated financial liabilities approximates fair value. We have adopted the principles under ASC Subtopic 825-10, Financial Instruments, or ASC 825-10, which provides companies with an option to report selected financial assets and liabilities at fair value, and made an irrevocable election to apply ASC 825-10 to our Truist Credit Facility. We elected to use the fair value option for the Truist Credit Facility to align the measurement attributes of both our assets and liabilities while mitigating volatility in earnings from using different measurement attributes. Due to that election and in accordance with GAAP, we did not incur any expenses relating to amendment costs on the Truist Credit Facility for both the three and six months ended March 31, 2024 and 2023. ASC 825-10 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect on earnings of a company’s choice to use fair value. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Truist Credit Facility is reported in our Consolidated Statements of Operations. We elect not to apply ASC 825-10 to any other financial assets or liabilities, including the 2026 Notes, and 2026 Notes-2.

For the three and six months ended March 31, 2024, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $0.5 million and $(1.6) million, respectively. For the three and six months ended March 31, 2023, the Truist Credit Facility had a net change in unrealized appreciation of $1.5 million and $5.9 million, respectively. As of March 31, 2024 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.9 million and $5.5 million, respectively. We use a nationally recognized independent valuation service to measure the fair value of our Truist Credit Facility in a manner consistent with the valuation process that the board of directors uses to value our investments.

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

For the three and six months ended March 31, 2024, we recorded a provision for taxes on net investment income of $0.8 million and $1.2 million respectively, pertaining to federal excise tax. For the three and six months ended March 31, 2023, we recorded a provision for taxes on net investment income of $0.5 million and $2.5 million respectively, all of which pertains to U.S. federal excise tax.

On November 22, 2021, we formed PNNT Investment Holdings II, LLC, a Delaware limited liability company (“Holdings II”), as a wholly owned subsidiary. On December 31, 2022, we contributed 100% of our interests in PNNT Investment Holdings, LLC (“Holdings”) to Holdings II . Effective as of January 1, 2024, Holdings II made an election to be treated as a corporation for U.S. federal income tax purposes. On January 3, 2024, we purchased an equity interest in Holdings from Holdings II and Holdings became a partnership for U.S. federal income tax purposes. The Company and Holdings II entered into a limited liability company agreement with respect to Holdings that provides for certain payments and the sharing of income, gain, loss and deductions attributable to Holdings’ investments.

For the three months and six months ended March 31, 2024, the Company recognized a provision for taxes of $(0.2) million and $(0.2) million, respectively, on net realized gain (loss) on investments by the Taxable Subsidiary. For the three months and six months ended March 31, 2023, the Company recognized a provision for taxes of $(0.7) million and $(0.7) million, respectively, on net realized gain on investments by the Taxable Subsidiary. For the three months and six months ended March 31, 2024, the Company recognized a provision for taxes of $(0.8) million and $(0.7) million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. For the three and six months ended March 31, 2023, the Company recognized a provision for taxes of zero and $0.9 million, respectively, on net unrealized gain (loss) on investments by the Taxable Subsidiary. The provision for taxes on net realized and unrealized gains on investments is the result of netting (i) the expected tax liability on the gains from the sales of investments which is likely to be realized and unrealized during fiscal year ending September 30, 2024 and (ii) the expected tax benefit resulting from the use of loss carryforwards to offset such gains. As of March 31, 2024 and September 30, 2023, the Company recognized a provision for taxes of $0.9 million and $3.4 million, respectively, on net realized and unrealized gains on investments by the Taxable Subsidiary.

During the three months and six months ended March 31, 2024, the Company paid zero, respectively, in federal taxes on realized gains on the sale of investments held by the Taxable Subsidiary. The state and local tax liability is $0.4 million as of March 31, 2024 is included under accrued other expenses in the consolidated statement of assets and liabilities.

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

RESULTS OF OPERATIONS

Set forth below are the results of operations for the three and six months ended March 31, 2024 and 2023.

Investment Income

For the three and six months ended March 31, 2024, investment income was $36.0 million and $70.3 million, respectively, which was attributable to $27.8 million and $52.9 million from first lien secured debt, $2.8 million and $5.4 million from second lien secured debt, $0.1 million and $1.4 million from subordinated debt and $5.3 million and $10.6 million from preferred and common equity, respectively. For the three and six months ended March 31, 2023, investment income was $36.3 million and $66.3 million, respectively, which was attributable to $26.8 million and $48.6 million from first lien secured debt, $3.7 million and $7.4 million from second lien secured debt, $1.1 million and $2.2 million from subordinated debt and $4.8 million and $8.1 million from preferred and common equity, respectively. The increase in investment income for the six months ended March 31, 2024 was primarily due to the increase in the cost of yield of our debt portfolio.

Expenses

For the three and six months ended March 31, 2024, expenses totaled $21.7 million and $40.4 million, respectively and were comprised of; $11.9 million and $21.4 million of debt related interest and expenses, $4.1 million and $8.1 million of base management fees, $3.0 million and $6.3 million of incentive fees, $1.9 million and $3.3 million of general and administrative expenses and $0.8 million and $1.2 million of provision for excise taxes. For the three and six months ended March 31, 2023, expenses totaled $19.7 million and $39.3 million, respectively and were comprised of; $10.6 million and $20.3 million of debt-related interest and expenses, $4.0 million and $8.6 million of base management fees, $3.5 million and $5.7 million of incentive fees, $1.1 million and $2.2 million of general and administrative expenses and $0.5 million and $2.5 million of provision for excise taxes, respectively. The increase in expenses was primarily due an increase in debt related interest and expenses and an increase in general and administrative expenses.

Net Investment Income

For the three and six months ended March 31, 2024, net investment income totaled $14.3 million and $29.9 million, or $0.22 per share, and $0.46 per share, respectively. For the three and six months ended March 31, 2023, net investment income totaled $16.6 million and $27.0 million, or $0.26 per share and $0.41 per share, respectively. The increase in net investment income for the six months ended March 31, 2024 was primarily due to an increase in investment income.

Net Realized Gains or Losses

For the three and six months ended March 31, 2024, net realized gains (losses) totaled $(31.0) million and $(29.2) million, respectively. For the three and six months ended March 31, 2023, net realized gains (losses) totaled $(148.7) million and $(144.7) million, respectively. The change in realized gains (losses) was primarily due to changes in the market conditions of our investments and the values at which they were realized.

Unrealized Appreciation or Depreciation on Investments and Debt

For the three and six months ended March 31, 2024, we reported net change in unrealized appreciation (depreciation) on investments of $33.2 million and $28.3 million, respectively. For the three and six months ended March 31, 2023, the net unrealized appreciation (depreciation) on investments totaled $135.4 million and $43.8 million, respectively. As of March 31, 2024 and September 30, 2023, our net unrealized appreciation (depreciation) on investments totaled $12.0 million and $(16.3) million, respectively. The net change in unrealized depreciation on our investments was primarily due to changes in the capital market conditions of our investments and the values at which they were realized.

For the three and six months ended March 31, 2024, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $0.5 million and $(1.6) million, respectively. For the three and six months ended March 31, 2023, the Truist Credit Facility had a net change in unrealized (appreciation) depreciation of $1.5 million and $5.9 million, respectively. As of March 31, 2024 and September 30, 2023, the net unrealized depreciation on the Truist Credit Facility totaled $3.9 million and $5.5 million, respectively. Net change in unrealized appreciation was primarily due to changes in the capital markets.

Net Change in Net Assets Resulting from Operations

For the three and six months ended March 31, 2024, net increase (decrease) in net assets resulting from operations totaled $16.1 million and $26.7 million, or $0.25 per share, and $0.41 per share, respectively. For the three and six months ended March 31, 2023, net increase (decrease) in net assets resulting from operations totaled $4.9 million and $(67.0) million, or $0.07 per share and $(1.03) per share, respectively. The increase in net assets from operations for the three months ended March 31, 2024 was primarily due to a decrease in the net realized and unrealized depreciation in the portfolio primarily driven by changes in market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources are derived primarily from cash flows from operations, including investment sales and repayments, and income earned, proceeds of securities offerings and debt financings. Our primary use of funds from operations includes investments in portfolio companies and payments of interest expense, fees and other operating expenses we incur. We have used, and expect to continue to use, our debt capital, proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives and operations. As of March 31, 2024, in accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that we are in compliance with a 150% asset coverage ratio requirement after such borrowing, excluding SBA debentures pursuant to exemptive relief from the SEC received in June 2011. This “Liquidity and Capital Resources” section should be read in conjunction with the "Forward-Looking Statements" section above.

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

As of March 31, 2024 and September 30, 2023, our asset coverage ratio, as computed in accordance with the 1940 Act was 170% and 195%, respectively.

For the six months ended March 31, 2024 and 2023, the annualized weighted average cost of debt inclusive of the fee on the undrawn commitment and amendment costs on the Truist Credit Facility, and amortized upfront fees on SBA debentures, 2026 Notes and 2026 Notes-2, was 6.5% and 5.8%, respectively.

As of March 31, 2024, we had the multi-currency Truist Credit Facility for up to $475.0 million (decreased from $500.0 million in September 2023), which may be further increased up to $750.0 million in borrowings with certain lenders and Truist Bank, acting as administrative agent, Regions Bank, acting as an additional multicurrency lender, and JPMorgan Chase Bank, N.A., acting as syndication agent for the lenders. As of March 31, 2024 and September 30, 2023, we had $396.5 million and $212.4 million, respectively, in outstanding borrowings under the Truist Credit Facility. The Truist Credit Facility had a weighted average interest rate of 7.7% and 7.7%, respectively, exclusive of the fee on undrawn commitment, as of March 31, 2024 and September 30, 2023. The Truist Credit Facility is a revolving facility with a stated maturity date of July 29, 2027 and pricing set at 235 basis points over SOFR (or an alternative risk-free floating interest rate index). As of March 31, 2024 and September 30, 2023, we had $78.5 million and $262.6 million of unused borrowing capacity under the Truist Credit Facility, respectively, subject to leverage and borrowing base restrictions. The Truist Credit Facility is secured by substantially all of our assets. As of March 31, 2024, we were in compliance with the terms of the Truist Credit Facility.

As of March 31, 2024, we had $150.0 million in aggregate principal amount of 2026 Notes outstanding. Interest on the 2026 Notes is paid semi-annually on May 1 and November 1, at a rate of 4.50% per year, commencing November 1, 2021. The 2026 Notes mature on May 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

As of March 31, 2024, we had $165.0 million in aggregate principal amount of 2026 Notes-2 outstanding. Interest on the 2026 Notes-2 is paid semi-annually on May 1 and November 1, at a rate of 4.0% per year, commencing May 1, 2022. The 2026 Notes-2 mature on November 1, 2026, and may be redeemed in whole or in part at our option subject to a make-whole premium if redeemed more than three months prior to maturity. The 2026 Notes-2 are direct unsecured obligations and rank pari passu in right of payment with future unsecured unsubordinated indebtedness. The 2026 Notes-2 are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities.

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

We have entered into certain contracts under which we have material future commitments. Under our Investment Management Agreement, which was reapproved by our board of directors (including a majority of our directors who are not interested persons of us or the Investment Adviser) in May 2024 PennantPark Investment Advisers serves as our investment adviser. Payments under our Investment Management Agreement in each reporting period are equal to (1) a management fee equal to a percentage of the value of our average adjusted gross assets and (2) an incentive fee based on our performance.

Under our Administration Agreement, which was most recently reapproved by our board of directors, including a majority of our directors who are not interested persons of us, in May 2024 the Administrator furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. The Administration Agreement was amended on July 1, 2022. If requested to provide significant managerial assistance to our portfolio companies, we or the Administrator will be paid an additional amount based on the services provided. Payment under our Administration Agreement is based upon our allocable portion of the Administrator’s overhead in performing its obligations under our Administration Agreement, including rent and our allocable portion of the costs of our Chief Compliance Officer, Chief Financial Officer, Corporate Counsel and their respective staffs.

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

In accordance with the 1940 Act, with certain limited exceptions, PennantPark Investment is only allowed to borrow amounts such that our required 150% asset coverage ratio is met after such borrowing. As of March 31, 2024 and September 30, 2023, we excluded the principal amounts of our SBA debentures from our asset coverage ratio pursuant to SEC exemptive relief. In 2011, we received exemptive relief from the SEC allowing us to modify the asset coverage ratio requirement to exclude the SBA debentures from the calculation. Accordingly, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150% which, while providing increased investment flexibility, also increases our exposure to risks associated with leverage.

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $35.4 million and $38.8 million, respectively, available for investing and general corporate purposes. We believe our liquidity and capital resources are sufficient to allows us to effectively operate our business.

For the six months ended March 31, 2024, our operating activities used cash of $150.9 million and our financing activities provided cash of $147.5 million. Our operating activities provided cash primarily due to our investment activities and our financing activities provided cash primarily from borrowings under the Truist Credit Facility.

For the six months ended March 31, 2023, our operating activities provided cash of $60.5 million and our financing activities used cash of $49.0 million. Our operating activities provided cash primarily due to our investment activities and our financing activities used cash primarily due to repayments under the Truist Credit Facility.

PennantPark Senior Loan Fund, LLC

In July 2020, we and Pantheon formed PSLF, an unconsolidated joint venture. PSLF invests primarily in middle-market and other corporate debt securities consistent with its strategy. PSLF was formed as a Delaware limited liability company. As of March 31, 2024 and September 30, 2023, PSLF had total assets of $987.4 million and $872.8 million, respectively and its investment portfolio consisted of debt investments in 99 and 90 portfolio companies, respectively. As of the same dates, we and Pantheon had remaining commitments to fund subordinated debt of zero and $22.4 million, respectively, and equity interest of zero and $14.5 million, respectively, in PSLF. As of March 31, 2024, at fair value, the largest investment in a single portfolio company in PSLF was $21.5 million and the five largest investments totaled $100.1 million. As of September 30, 2023, at fair value, the largest investment in a single portfolio company in PSLF was $19.7 million and the five largest investments totaled $97.5 million. PSLF invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to PSLF in the form of subordinated notes and equity interests. As of March 31, 2024 and September 30, 2023, we and Pantheon owned 60.5% and 39.5%, respectively, of each of the outstanding subordinated notes and equity interests of PSLF. As of March 31, 2024 and September 30, 2023, our investment in PSLF consisted of subordinated notes of $115.9 million and $102.3 million, respectively, and equity interests of $67.4 million and $58.6 million, respectively.

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

In March 2022, PSLF completed a $304.0 million debt securitization in the form of a collateralized loan obligation, or the “2034 Asset-Backed Debt”. The 2034 Asset-Backed Debt is secured by a diversified portfolio of PennantPark CLO IV, LLC., a wholly-owned and consolidated subsidiary of PSLF, consisting primarily of middle market loans and participation interests in middle market loans. The 2034 Asset-Backed Debt is scheduled to mature in April 2034. On the closing date of the transaction, in consideration of PSLF’s transfer to PennantPark CLO IV, LLC of the initial closing date loan portfolio, which included loans distributed to PSLF by certain of its wholly owned subsidiaries and us, PennantPark CLO IV, LLC transferred to PSLF 100% of the Preferred Shares of PennantPark CLO IV, LLC and 100% of the Subordinated Notes issued by PennantPark CLO IV, LLC. As of March 31, 2024 and September 30, 2023, there was $246.0 million of external 2034 Asset-Back Debt.

On July 26, 2023, CLO VII , LLC ("CLO VII") completed a $300 million debt securitization in the form of a collateralized loan obligation (the "2035 Debt Securitization" or "2035 Asset-Backed Debt"). The 2035 Asset-Backed Debt is secured by a diversified portfolio consisting primarily of middle market loans. The 2035 Debt Securitization was executed through a private placement of: (i) $151.0 million Class A-1a Notes maturing 2035, which bear interest at the three-month SOFR plus 2.7%, (ii) $20.0 million Class A-1b Loans 2035, which bear interest at 6.5%, (iii) $12.0 million Class A-2 Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 3.2%, (iv) $21.0 million Class B Senior Secured Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.1%, (v) $24.0 million Class C Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 4.7%, (vi) $18.0 million Class D Secured Deferrable Floating Rate Notes due 2035, which bear interest at the three-month SOFR plus 7.0%. As of March 31, 2024 and September 30, 2023, there was $246.0 million of external 2035 Asset-Backed Debt.

Below is a summary of PSLF’s portfolio at fair value:

($ in thousands)	March 31, 2024 (Unaudited)	September 30, 2023
Total investments	$923,865	$804,187
Weighted average cost yield on income producing investments	12.0%	12.1%
Number of portfolio companies in PSLF	99	90
Largest portfolio company investment at fair value	$21,520	$19,737
Total of five largest portfolio company investments at fair value	$100,071	$97,526

Below is a listing of PSLF’s individual investments as of March 31, 2024 ($ in thousands):

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
First Lien Secured Debt - 770.3%
A1 Garage Merger Sub, LLC	12/22/28	Personal, Food and Miscellaneous Services	11.68%	SOFR+660	14,813	$14,563	$14,809
ACP Avenu Buyer, LLC	10/02/29	Business Services	11.58%	SOFR+625	6,484	6,370	6,322
ACP Falcon Buyer, Inc.	08/01/29	Business Services	11.83%	SOFR+625	15,428	15,127	15,443
AFC - Dell Holding Corp.	04/09/27	Distribution	11.74%	SOFR+625	2,288	2,259	2,265
Ad.net Acquisition, LLC	05/07/26	Media	11.57%	SOFR+600	4,863	4,863	4,863
Aeronix, Inc. - Term Loan	12/18/28	Aerospace and Defense	10.81%	SOFR+550	14,963	14,753	14,813
Alpine Acquisition Corp II	11/30/26	Containers, Packaging and Glass	11.43%	SOFR+610	14,762	14,495	14,172
Amsive Holding Corporation (f/k/a Vision Purchaser Corporation)	06/10/25	Media	11.73%	SOFR+640	13,886	13,813	13,712
Anteriad Holdings Inc (fka MeritDirect)	06/30/26	Media	11.23%	SOFR+575	13,947	13,875	13,878
Any Hour Services	07/21/27	Personal, Food and Miscellaneous Services	11.00%	SOFR+575	10,827	10,796	10,718
Applied Technical Services, LLC	12/29/26	Environmental Services	11.22%	SOFR+615	13,786	13,650	13,515
Arcfield Acquisition Corp.	08/03/29	Aerospace and Defense	11.54%	SOFR+635	21,738	21,426	21,520
Beta Plus Technologies, Inc.	07/01/29	Business Services	11.10%	SOFR+575	14,775	14,546	14,369
Bioderm, Inc.	01/31/28	Healthcare, Education and Childcare	11.82%	SOFR+650	8,933	8,834	8,843
Blackhawk Industrial Distribution, Inc.	09/17/26	Distribution	11.63%	SOFR+640	19,697	19,436	19,568
BlueHalo Global Holdings, LLC	10/31/25	Aerospace and Defense	10.42%	SOFR+475	12,259	12,179	12,076
Broder Bros., Co.	12/04/25	Personal and Non-Durable Consumer Products	11.61%	SOFR+600	9,501	9,501	9,501
Burgess Point Purchaser Corporation	09/26/29	Auto Sector	10.68%	SOFR+535	889	834	846
Carisk Buyer, Inc.	11/30/29	Healthcare, Education and Childcare	11.08%	SOFR+575	5,500	5,423	5,445
Cartessa Aesthetics, LLC	06/14/28	Distribution	11.06%	SOFR+575	17,194	16,945	17,194
CF512, Inc.	08/20/26	Media	11.53%	SOFR+619	2,906	2,890	2,862
Connatix Buyer, Inc.	07/13/27	Media	11.09%	SOFR+576	8,762	8,748	8,412
Crane 1 Services, Inc.	08/16/27	Personal, Food and Miscellaneous Services	10.81%	SOFR+551	2,562	2,540	2,562
Dr. Squatch, LLC	08/31/27	Personal and Non-Durable Consumer Products	11.16%	SOFR+575	10,643	10,603	10,643
DRI Holding Inc.	12/21/28	Media	10.68%	SOFR+525	4,360	3,965	4,074
DRS Holdings III, Inc.	11/03/25	Consumer Products	11.71%	SOFR+640	14,118	14,085	14,005
Duraco Specialty Tapes LLC	06/30/24	Manufacturing / Basic Industries	12.29%	SOFR+650	8,591	8,560	8,566
EDS Buyer, LLC	01/10/29	Aerospace and Defense	11.56%	SOFR+625	6,188	6,122	6,064
ETE Intermediate II, LLC	05/29/29	Personal, Food and Miscellaneous Services	11.84%	SOFR+650	12,311	12,102	12,434
Exigo Intermediate II, LLC	03/15/27	Business Services	11.43%	SOFR+575	9,701	9,595	9,506
Fairbanks Morse Defense	06/17/28	Aerospace and Defense	10.32%	SOFR+475	3,500	3,419	3,500
Five Star Buyer, Inc.	02/23/28	Hotels, Motels, Inns and Gaming	12.46%	SOFR+700	4,307	4,233	4,242
Global Holdings InterCo LLC	03/16/26	Banking, Finance, Insurance & Real Estate	11.45%	SOFR+610	6,990	6,974	6,640
Graffiti Buyer, Inc.	08/10/27	Distribution	10.95%	SOFR+575	1,944	1,919	1,925
Hancock Roofing and Construction L.L.C.	12/31/26	Insurance	10.90%	SOFR+550	6,146	6,146	5,777
Hills Distribution, Inc	11/08/29	Distribution	11.32%	SOFR+600	14,364	14,167	14,149
Holdco Sands Intermediate, LLC	11/23/28	Aerospace and Defense	11.33%	SOFR+600	19,614	19,314	19,614
HV Watterson Holdings, LLC	12/17/26	Business Services	11.46%	SOFR+615	15,026	14,883	14,966
HW Holdco, LLC	05/10/26	Media	11.70%	SOFR+650	18,499	18,394	18,222
IG Investments Holdings, LLC	09/22/28	Business Services	11.43%	SOFR+600	4,405	4,339	4,317
Imagine Acquisitionco, LLC	11/15/27	Business Services	10.43%	SOFR+510	5,537	5,462	5,482
Inception Fertility Ventures, LLC	12/31/24	Healthcare, Education and Childcare	12.64%	SOFR+715	19,637	19,424	19,637
Infinity Home Services Holdco, Inc.	12/28/28	Personal, Food and Miscellaneous Services	12.16%	SOFR+685	10,997	10,830	10,997
Infolinks Media Buyco, LLC	11/01/26	Media	11.18%	SOFR+585	5,709	5,709	5,709
Integrity Marketing Acquisition, LLC	08/27/26	Insurance	11.49%	SOFR+575	19,620	19,576	19,424
Inventus Power, Inc.	06/30/25	Consumer Products	12.94%	SOFR+761	13,167	12,974	12,904
Kinetic Purchaser, LLC	11/10/27	Consumer Products	11.46%	SOFR+615	16,835	16,584	16,835
LAV Gear Holdings, Inc.	10/31/25	Leisure, Amusement, Motion Pictures, Entertainment	11.71%	SOFR+640	4,636	4,622	4,571
Lash OpCo, LLC	02/18/27	Consumer Products	13.23%	SOFR+710	19,930	19,802	19,731
Lightspeed Buyer Inc.	02/03/26	Healthcare, Education and Childcare	10.68%	SOFR+535	12,155	12,025	12,155
LJ Avalon Holdings, LLC	01/31/30	Environmental Services	11.67%	SOFR+665	6,287	6,180	6,224
MAG DS Corp.	04/01/27	Aerospace and Defense	10.95%	SOFR+550	7,560	7,165	7,210
Magenta Buyer, LLC	07/31/28	Software	10.57%	SOFR+526	3,766	3,551	2,214
Mars Acquisition Holdings Corp.	05/14/26	Media	10.96%	SOFR+565	10,830	10,770	10,830
MBS Holdings, Inc.	04/16/27	Telecommunications	11.26%	SOFR+585	8,373	8,290	8,261
Meadowlark Acquirer, LLC	12/10/27	Business Services	11.20%	SOFR+550	2,938	2,895	2,879
Medina Health, LLC	10/20/28	Healthcare, Education and Childcare	11.56%	SOFR+625	9,975	9,813	9,875
Municipal Emergency Services, Inc.	10/01/27	Distribution	10.46%	SOFR+515	5,943	5,840	5,943
NBH Group LLC	08/19/26	Healthcare, Education and Childcare	11.17%	SOFR+575	7,391	7,340	7,059
Neptune Flood Incorporated	05/09/29	Financial Services	11.40%	SOFR+635	7,649	7,553	7,649
NORA Acquisition, LLC	08/31/29	Healthcare, Education and Childcare	11.68%	SOFR+635	14,925	14,653	14,925
Omnia Exterior Solutions, LLC	12/29/29	Diversified Conglomerate Service	10.80%	SOFR+550	3,500	3,450	3,448
One Stop Mailing, LLC	05/07/27	Transportation	11.69%	SOFR+636	8,425	8,283	8,425
Owl Acquisition, LLC	02/04/28	Education	10.68%	SOFR+535	3,893	3,804	3,834
Ox Two, LLC (New Issue)	05/18/26	Distribution	11.82%	SOFR+651	4,378	4,338	4,378
PL Acquisitionco, LLC	11/09/27	Retail	12.43%	SOFR+710	8,071	7,970	7,143
Pacific Purchaser, LLC	10/02/28	Business Services	11.43%	SOFR+625	12,968	12,726	12,968
PlayPower, Inc.	05/08/26	Consumer Products	10.98%	SOFR+565	2,536	2,479	2,486
Quantic Electronics, LLC	11/19/26	Aerospace and Defense	11.66%	SOFR+635	3,297	3,257	3,231
Radius Aerospace, Inc.	03/31/25	Aerospace and Defense	11.20%	SOFR+575	12,634	12,590	12,508
Rancho Health MSO, Inc.	12/18/25	Healthcare, Education and Childcare	10.94%	SOFR+550	5,575	5,575	5,575
Reception Purchaser, LLC	04/28/28	Transportation	11.45%	SOFR+615	4,975	4,920	4,228
Recteq, LLC	01/29/26	Consumer Products	12.46%	SOFR+715	9,700	9,623	9,458
Research Now Group, LLC and Dynata, LLC	12/20/24	Business Services	11.07%	SOFR+576	14,313	14,280	12,166
Riverpoint Medical, LLC	06/21/25	Healthcare, Education and Childcare	10.96%	SOFR+550	3,952	3,933	3,955

Issuer Name	Maturity	Industry	Current Coupon	Basis Point Spread Above Index (1)	Par	Cost	Fair Value (2)
Rural Sourcing Holdings, Inc. (HPA SPQ Merger Sub, Inc.)	06/16/29	Professional Services	11.43%	SOFR+625	3,730	$3,664	$3,674
S101 Holdings Inc.	12/29/26	Electronics	11.48%	SOFR+615	4,229	4,166	4,186
Sales Benchmark Index LLC	01/03/25	Business Services	11.51%	SOFR+620	6,676	6,650	6,676
Sargent & Greenleaf Inc.	12/20/24	Electronics	12.93%	SOFR+750	4,789	4,789	4,789
Seaway Buyer, LLC	06/13/29	Chemicals, Plastics and Rubber	11.46%	SOFR+615	14,775	14,572	14,332
Sigma Defense Systems, LLC	12/18/27	Telecommunications	12.46%	SOFR+715	8,367	8,298	8,284
Simplicity Financial Marketing Group Holdings, Inc	12/02/26	Banking, Finance, Insurance & Real Estate	11.70%	SOFR+640	11,416	11,236	11,302
Skopima Consilio Parent, LLC	05/17/28	Business Services	9.94%	SOFR+450	1,297	1,273	1,289
Solutionreach, Inc.	07/17/25	Communications	12.46%	SOFR+700	9,239	9,206	9,229
SpendMend Holdings, LLC	03/01/28	Business Services	10.95%	SOFR+565	9,559	9,327	9,559
Summit Behavioral Healthcare, LLC	11/24/28	Healthcare, Education and Childcare	10.35%	SOFR+475	3,554	3,386	3,554
System Planning and Analysis, Inc. (f/k/a Management Consulting & Research, LLC)	08/16/27	Aerospace and Defense	11.08%	SOFR+575	15,884	15,649	15,868
TCG 3.0 Jogger Acquisitionco, Inc.	01/23/29	Media	11.81%	SOFR+650	10,000	9,835	9,825
Team Services Group, LLC	11/24/28	Healthcare, Education and Childcare	10.49%	SOFR+515	2,674	2,583	2,668
The Bluebird Group LLC	07/27/26	Business Services	11.96%	SOFR+665	11,956	11,907	11,956
The Vertex Companies, LLC	08/31/27	Business Services	11.46%	SOFR+635	7,650	7,566	7,650
TPC US Parent, LLC	11/24/25	Food	10.98%	SOFR+550	5,451	5,371	5,445
Transgo, LLC	02/29/28	Auto Sector	11.33%	SOFR+600	15,473	15,253	15,318
TWS Acquisition Corporation	06/06/25	Education	11.73%	SOFR+625	5,684	5,676	5,684
Tyto Athene, LLC	04/03/28	Aerospace and Defense	10.98%	SOFR+550	11,393	11,299	10,675
Urology Management Holdings, Inc.	06/15/26	Healthcare, Education and Childcare	11.68%	SOFR+625	3,840	3,784	3,794
Watchtower Buyer, LLC	12/01/29	Consumer Products	11.31%	SOFR+600	9,000	8,862	8,928
Wildcat Buyerco, Inc.	02/27/27	Electronics	11.06%	SOFR+575	19,355	19,197	19,258
Zips Car Wash, LLC	12/31/24	Business Services	12.68%	SOFR+725	19,696	19,545	19,253

Total First Lien Secured Debt						928,066	923,865
Total Investments - 770.3%
Cash and Cash Equivalents - 46.6%
BlackRock Federal FD Institutional 30						55,892	55,892
Total Cash and Cash Equivalents						55,892	55,892
Total Investments and Cash Equivalents - 816.9%						$983,958	$979,757
Liabilities in Excess of Other Assets — 716.9%							(859,829)
Members' Equity—100.0%							$119,928

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
(2)
Valued based on PSLF’s accounting policy.

Below are the consolidated statements of assets and liabilities for PSLF,($ in thousands):

	March 31, 2024 (Unaudited)	September 30, 2023
Assets
Investments at fair value (amortized cost—$928,066 and $810,737, respectively)	$923,865	$804,187
Cash and cash equivalents (cost—$55,892 and $59,096, respectively)	55,892	59,096
Interest receivable	7,043	5,248
Prepaid expenses and other assets	543	936
Due from affiliate	59	3,296
Total assets	987,402	872,763
Liabilities
2034 Asset-backed debt, net (par—$246,000)	244,478	244,284
2035 Asset-backed debt, net (par—$246,000)	243,923	243,727
Notes payable to members	191,546	169,131
Credit facility payable	163,600	88,600
Interest payable on credit facility and asset backed debt	11,127	10,421
Distribution payable to members	7,750	7,250
Interest payable on notes to members	4,244	3,895
Accounts payable and accrued expenses	806	835
Payable for investments purchased	—	2,002
Total liabilities	867,474	770,145
Commitments and contingencies
Members' equity	119,928	102,618
Total liabilities and members' equity	$987,402	$872,763
(1)
As of March 31, 2024 and September 30, 2023, PSLF had zero and $0.5 million, respectively, of unfunded commitments to fund investments.

Below are the consolidated statements of operations for PSLF, ($ in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Investment income:
Interest	$27,839	$21,223	$54,946	$40,068
Other income	334	751	474	848
Total investment income	28,173	21,974	55,420	40,916
Expenses:
Interest expense on credit facility and asset-backed debt	13,338	8,874	25,978	16,689
Interest expense on notes to members	6,067	5,003	11,911	9,726
Administration fees	602	493	1,170	1,220
General and administrative expenses	223	177	420	291
Total expenses	20,230	14,547	39,479	27,926
Net investment income	7,943	7,427	15,941	12,990
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	—	54	—	21
Net change in unrealized appreciation (depreciation) on investments	1,392	(1,695)	2,335	(5,617)
Net realized and unrealized gain (loss) on investments	1,392	(1,641)	2,335	(5,596)
Net increase (decrease) in members' equity resulting from operations	$9,335	$5,786	$18,276	$7,394

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

During the three and six months ended March 31, 2024, we declared distributions of $0.21 and $0.42 per share, for total distributions of $13.7 million and $27.4 million. During the three and six months ended March 31, 2023, we declared distributions of $0.185 and $0.35 per share, for total distributions of $12.1 million and $22.8 million, respectively. We monitor available net investment income to determine if a return of capital for tax purposes may occur for the fiscal year. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, stockholders will be notified of the portion of those distributions deemed to be a tax return of capital. Tax characteristics of all distributions will be reported to stockholders subject to information reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports filed with the SEC.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through June 30, 2023. The FASB approved an (optional) two year extension to December 31, 2024, for transitioning away from LIBOR. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three and six months ended March 31, 2024, the effect of which was not material to the consolidated financial statements and the notes thereto.

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

Share Repurchase Program

On February 9, 2022, we announced a share repurchase program which allows us to repurchase up to $25 million of our outstanding common shares in the open market at prices below our net asset value as reported in our then most recently published consolidated financial statements. During the six months ended March 31, 2023, we did not make any repurchases of our common shares. The program expired on March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, our debt portfolio consisted of 97% variable-rate investments and 3% fixed rate investments. The variable-rate loans are usually based on a SOFR (or an alternative risk-free floating interest rate index) rate and typically have durations of three months after which they reset to current market interest rates. Variable-rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. In regards to variable-rate instruments with a floor, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. In contrast, our cost of funds, to the extent it is not fixed, will fluctuate with changes in interest rates since it has no floor.

Assuming that the most recent Consolidated Statements of Assets and Liabilities was to remain constant, and no actions were taken to alter the interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Change in Interest Income, Net of Interest Expense (in thousands)	Change in Interest Income, Net of Interest Expense Per Share
Down 1%	$(4,948)	$(0.08)
Up 1%	4,948	0.08
Up 2%	9,896	0.15
Up 3%	14,843	0.23
Up 4%	19,816	0.30

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

Item 4. Controls and Procedures

As of the quarter ended March 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, a material weakness was previously identified in connection with our internal control over financial reporting relating to the review of quarterly cash and investment reconciliations. Additionally, a material weakness was identified in the operation of our internal controls over financial reporting relating to our review of interest income and non-accrual classification of investments. We have taken steps to remediate these material weaknesses, which steps have included (i) enhancing existing controls to ensure the appropriate review of the quarterly cash and investment reconciliation and that it is adequately documented so as to provide evidence that the controls are operating effectively (ii) enhancing existing controls to ensure that our internal controls over financial reporting relating to our analysis of interest income and assessment of investments for classification as non-accrual investments are operating effectively and (iii) enhancing policies and procedures to demonstrate a commitment to improving our overall control environment.

Taking the above efforts into consideration, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures for the quarter ended March 31, 2024 were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Other than disclosed in this Item 4, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered securities were sold in the quarter ended March 31, 2024.

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

PENNANTPARK INVESTMENT CORPORATION

Date: May 8, 2024	By:	/s/ Arthur H. Penn
Arthur H. Penn
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)